Form 10-Q
period 1999-09-30
GOLDEN TELECOM INC
filed 1999-11-12
CIK 1089874

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                       (COMMISSION FILE NUMBER: 0-27423)

                              GOLDEN TELECOM, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                51-0391303
  (State of incorporation)             (I.R.S. Employer Identification No.)

                           12, KRASNOKAZARMENNAYA STR.
                              MOSCOW, RUSSIA 111250
                     (Address of principal executive office)

                              (011-7-501) 797-9300
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

    At November 11, 1999, there were 22,800,125 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
 PART I.         FINANCIAL INFORMATION

 Item 1(a)       Financial Statements of Golden Telecom, Inc. (unaudited).................    4

                 Condensed Consolidated Balance Sheets as of September 30, 1999 and
                 December 31, 1998........................................................    4

                 Condensed Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 1999 and 1998.................................    5

                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1999 and 1998........................................    6

                 Notes to Condensed Consolidated Financial Statements.....................    7

 Item 1(b)       Financial Statements of EDN Sovintel LLC (unaudited).....................   14

                 Condensed Balance Sheets as of September 30, 1999 and December 31, 1998..   14

                 Condensed Statements of Operations for the Three and Nine Months Ended
                 September 30, 1999 and 1998..............................................   15

                 Condensed Statements of Cash Flows for the Nine Months Ended
                 September 30, 1999 and 1998..............................................   16

                 Notes to Condensed Financial Statements..................................   17

 Item 2          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations ...........................................................   19

 Item 3          Quantitative and Qualitative Disclosures About Market Risk...............   33

 PART II.        OTHER INFORMATION

 Item 6          Exhibits and Reports on Form 8-K ........................................   35

 Signatures   ............................................................................   36

                          PART I. FINANCIAL INFORMATION

  ITEM 1 (a)  FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.


         Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements.



ITEM 1 (b)  FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.


         Condensed Balance Sheets as of September 30, 1999 and December 31, 1998

         Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 1998

         Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

         Notes to Condensed Financial Statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                1998           1999
                                                                              ---------      ---------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS
  Cash ..................................................................     $  14,164      $  11,172
  Accounts receivable, net ..............................................        13,404         12,074
  Prepaid expenses ......................................................         4,643          6,629
  Other assets ..........................................................         5,289          4,111
                                                                              ---------      ---------

TOTAL CURRENT ASSETS ....................................................        37,500         33,986

Property and equipment, net .............................................        52,186         56,623
Investments in and advances to ventures .................................        46,519         52,003
Goodwill and intangible assets, net .....................................        71,924         57,214
Restricted cash and other non-current assets ............................        27,720         26,123
                                                                              ---------      ---------

TOTAL ASSETS ............................................................     $ 235,849      $ 225,949
                                                                              =========      =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses .................................     $  25,770      $  27,447
  Debt maturing within one year .........................................         3,018          4,008
  Other current liabilities .............................................         5,674          6,683
                                                                              ---------      ---------

TOTAL CURRENT LIABILITIES ...............................................        34,462         38,138

Long-term debt, less current portion ....................................        21,441         25,734
Related party long term debt, less current portion ......................            --          6,250
Taxes and other non-current liabilities .................................         3,170          2,392
                                                                              ---------      ---------

TOTAL LIABILITIES .......................................................        59,073         72,514

COMMITMENTS AND CONTINGENCIES
Minority interest .......................................................         7,993          3,323

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value (50,000,000 shares authorized;
22,800,125, and 10,600,000 shares issued and outstanding at
September 30, 1999 and December 31, 1998, respectively) .................           106            228
Additional paid-in capital ..............................................       241,775        401,175
Notes receivable, common stock ..........................................            --       (135,800)
Accumulated deficit .....................................................       (73,098)      (115,491)
                                                                              ---------      ---------

TOTAL SHAREHOLDERS' EQUITY ..............................................       168,783        150,112
                                                                              ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................     $ 235,849      $ 225,949
                                                                              =========      =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ------------------------      ------------------------
                                                        1998           1999           1998            1999
                                                      ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Telecommunication services ....................     $  29,238      $  24,263      $  54,654      $  70,395
  Equipment sales ...............................         2,728            848          6,018          2,071
                                                      ---------      ---------      ---------      ---------
TOTAL REVENUE ...................................        31,966         25,111         60,672         72,466

OPERATING COSTS AND EXPENSES:
  Cost of revenue:
     Access and network services ................        10,816         10,345         27,053         27,734
     Equipment sales ............................         1,893            773          4,472          2,086
  Selling, general and administrative ...........        17,124         10,928         34,028         29,998
  Depreciation and amortization .................         6,095          7,548         10,005         21,480
  Abandonment and restructuring charge ..........            --         19,813             --         19,813
                                                      ---------      ---------      ---------      ---------
TOTAL OPERATING COSTS AND EXPENSES ..............        35,928         49,407         75,558        101,111
                                                      ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS ............................        (3,962)       (24,296)       (14,886)       (28,645)

OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures .......        (4,724)           265          4,555         (4,909)
  Foreign currency losses .......................        (4,861)          (694)        (4,965)        (1,542)
  Interest, net .................................            46            275         (1,084)            (8)
  Minority interest .............................          (537)          (305)          (537)        (1,330)
                                                      ---------      ---------      ---------      ---------
TOTAL OTHER INCOME (EXPENSES) ...................       (10,076)          (459)        (2,031)        (7,789)
                                                      ---------      ---------      ---------      ---------

Net loss before income taxes ....................       (14,038)       (24,755)       (16,917)       (36,434)
Income taxes ....................................         3,083          1,669          3,350          5,960
                                                      ---------      ---------      ---------      ---------
NET LOSS ........................................     $ (17,121)     $ (26,424)     $ (20,267)     $ (42,394)
                                                      =========      =========      =========      =========

Net loss per share ..............................     $   (1.62)     $   (2.44)     $   (1.91)     $   (3.97)
                                                      =========      =========      =========      =========
Weighted average common shares outstanding ......        10,600         10,848         10,600         10,683
                                                      =========      =========      =========      =========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ----------------------
                                                                                  1998          1999
                                                                                --------      --------
                                                                                    (in thousands)
OPERATING ACTIVITIES
  Net loss ................................................................     $(20,267)     $(42,394)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
    Depreciation and Amortization .........................................       10,005        21,480
    Equity in (earnings) losses of ventures, net of dividends received ....       (4,555)        4,909
    Abandonment and restructuring charge ..................................           --        19,813
    Minority interest .....................................................          537         1,330
    Foreign currency losses ...............................................        4,965         1,542
    Other .................................................................        7,019         1,329
    Changes in assets and liabilities:
      Decrease in accounts receivable .....................................        9,283           286
      Decrease in accounts payable and accrued expenses ...................       (5,686)       (2,474)
      Other changes in assets and liabilities .............................        3,254          (769)
                                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .................................        4,555         5,052
                                                                                --------      --------

INVESTING ACTIVITIES
  Restricted cash .........................................................      (11,846)        1,558
  Investments in and advances to ventures, net of repayments ..............       18,753          (523)
  Purchases of property and equipment .....................................      (19,814)      (12,564)
  Acquisitions, net of cash acquired ......................................      (40,017)       (6,397)
                                                                                --------      --------

NET CASH USED IN INVESTING ACTIVITIES .....................................      (52,924)      (17,926)
                                                                                --------      --------

FINANCING ACTIVITIES
  Proceeds from debt ......................................................       14,314         2,029
  Repayments of debt ......................................................       (7,624)       (6,618)
  Proceeds from issuance of common stock ..................................           --           122
  Net proceeds from shareholders ..........................................       52,793        14,928
                                                                                --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................       59,483        10,461
                                                                                --------      --------

Effect of exchange rate changes on cash ...................................       (1,865)         (579)
                                                                                --------      --------
Net increase (decrease) in cash ...........................................        9,249        (2,992)
Cash at beginning of period ...............................................        3,934        14,164
                                                                                --------      --------

CASH AT END OF PERIOD .....................................................     $ 13,183      $ 11,172
                                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    On June 10, 1999, Golden Telecom, Inc. ("Golden Telecom" or "the Company") was incorporated in Delaware for the purpose of acting as a holding company for Global TeleSystems Group, Inc. ("GTS") entities operating within or supporting the operations within the Commonwealth of Independent States ("CIS") (the "CIS entities"). On September 29, 1999, GTS transferred its ownership rights of the CIS entities to the Company in connection with an initial public offering of the Company's common shares. Golden Telecom, a majority-owned subsidiary of GTS, is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice and data networks, international gateways, local access and cellular networks and various value-added services in the CIS, primarily Russia.

    Prior to the transfer of ownership rights of the CIS entities to the Company from GTS, the CIS entities were subsidiaries of GTS. As the CIS entities are under common control, the accompanying financial statements give effect to the reorganization as if it were a pooling of interests. The financial statements are presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

    The financial statements of the Company included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the operating results for the full year.

    Many of the Company's operations are carried out through alliances with strategic local partners in the form of joint venture arrangements. Material wholly-owned subsidiaries and majority-owned ventures where the Company has unilateral operating and financial control are consolidated within the Company's financial results and operations. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control, are accounted for by the equity method.

    The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recorded have been recovered.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


Business Environment

All of the Company's operating companies operate within the CIS. There is currently a high level of political and economic instability and uncertainty in the Russian Federation. As a result of the financial crisis in August 1998, financial markets were subject to significant downward adjustments. The national currency was severely devalued during the crisis and continued to deteriorate through the end of the year. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions stopped operations and/or experienced significant losses. The Russian government defaulted on, and announced a restructuring of, its internal debt due to a lack of funds and is negotiating forgiveness and/or restructuring of its external debt. Difficulties with the collection of budgeted tax revenues and fulfilling the significant pension and wages arrearages to individuals in many regions and constituencies of the Russian Federation have continued. The financial crisis was further exacerbated by continuing political uncertainties over the development, and application, of existing and future legislation, tax regulations, and economic programs supported by the majority of political institutions and international funding agencies. These matters had a direct negative impact on the financial position and results of operations of the Company.


2. POLICIES AND PROCEDURES

    On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and nine months ended September 30, 1998 and 1999, comprehensive income for the Company is equal to net income.

    The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares outstanding of the Company. The 10,600,000 common shares issued in connection with the formation of the Company are considered to be outstanding for all periods presented. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Warrants have been excluded from the net loss per share calculation because their effect would be antidilutive.


3. SHAREHOLDERS' EQUITY

Common Stock

    On June 10, 1999, the Company issued one hundred shares of $0.01 par common stock to GTS. As part of the reorganization, on September 29, 1999, the Company issued an additional 10,599,900 shares of common stock to GTS. The accompanying financial statements have been prepared with the assumption that 10,600,000 shares of common stock have been issued and outstanding for all of the prior periods presented. On September 30, 1999, the Company signed Subscription Agreements to issue 4,456,328 shares of $0.01 par common stock to GTS and 2,673,797 shares of $0.01 par common stock to a group of strategic investors. Additionally the Company signed a Subscription Agreement to issue 420,000 shares of $0.01 par common stock to an affiliate of ING Barings in exchange for its ownership interest in GTS-Ukrainian TeleSystems LLC. Also, on September 30, 1999, the Company signed an Underwriting Agreement with Deutsche Bank AG London to issue 4,650,000 shares of $0.01 par common stock as part of an initial public offering.

    The Company's board of directors approved the 1999 Equity Participation Plan of Golden Telecom, Inc. on September 30, 1999. Under this plan not more than 4,023,551 shares of common stock (subject to antidilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


4. OTHER TRANSACTIONS

Investment Transactions

    In August 1999, the Company increased its beneficial ownership in TCM to 100%. Goodwill in the amount of $3.2 million has been recorded by the Company, which is being amortized over the five-year life of the goodwill.

    In addition, an affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the offering on September 30, 1999 in exchange for 420,000 newly issued shares of Golden Telecom, Inc. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

    In July 1999, the Company acquired a 75% interest in SA Telcom LLP, a telecommunications and data services provider in Kazakhstan.

Abandonment

    In September 1999, the Board of Directors of GTS approved a formal plan of restructuring that resulted in the Company abandoning certain cellular business operations in Russia. As part of this plan of restructuring, the Company is currently seeking a buyer for its ownership interests in these operations and does not intend to provide any further financial assistance to such businesses, other than debts assumed as described below.

In reaching its decision the Company had determined that the financial, operational and management support required for these ventures does not meet its current strategic plan; however, it will continue to support the remaining Russian cellular businesses. In connection with this decision, a charge to earnings in the third quarter of 1999 of $18.5 million was incurred as a result of the plan of abandonment. This charge was calculated based on the write-down of the carrying value of these business operations to their estimated realizable value. Additionally, the Company has recorded a restructuring charge of $1.3 million relating to the cancellation of certain network capacity. The charge was based upon the financial statements as at August 31, 1999 and the results of the abandoned ventures were no longer included in the Company's results commencing September 1, 1999.

Debt Restructuring

    On September 10 1999, the Company, GTS and a vendor of telecommunications equipment executed a Settlement Agreement in regard to a credit facility under which, certain equity method cellular investees had outstanding loans. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS paid directly or funded the settlement of certain outstanding accounts receivable from the cellular investees to the vendor for $2.5 million. The Company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable and issued promissory notes to GTS in a total amount of $6.25 million and the vendor in a total amount of $4.75 million. In addition, the Company issued certain warrants to the vendor described below.

    The promissory note issued to the vendor bears interest at 14% per annum. The note is subordinated to accounts payable and senior loans and has a maturity of seven years. The Company is not required to make any payments under the note for the first eighteen-months. At its election, the vendor will have the option of selling the note to GTS at 60% of its face value, $2.85 million, during the first year after which such option expires.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


    The two promissory notes issued to GTS, for $4.75 million and $1.5 million, have the same ranking, maturity, interest rate and payment terms as the $4.75 million promissory note issued to the vendor, as described above.

    The terms of the warrants allow the vendor to purchase 126,050 shares of our common stock at an exercise price of $0.10 per share. The warrants are exercisable for five years, but will not be exercisable during the first two-years. During this period, the Company will be required to transfer one-half of the warrants to GTS if GTS or its subsidiaries place orders in Western and Central Europe with the vendor in an amount equal to or exceeding $50 million, as invoiced by the vendor. If GTS or its subsidiaries place such orders in an amount equal to or exceeding $75 million, the Company will be required to transfer all of the warrants to GTS.

    As part of the abandonment of certain cellular properties, the Company assumed the debts of those ventures, totaling $9.1 million of which, $4.0 million related to the restructuring of debt between the Company, GTS and the equipment vendor described above, $4.5 million is payable to Citibank under a credit facility which is fully collateralized by restricted cash. The balance of $0.6 million is payable to a Dutch bank under a credit facility which is also fully collateralized by restricted cash.


5. CONTINGENCIES

Tax Matters

The taxation system within the various countries of the CIS ("CIS Taxes") is evolving as the respective governments transform from command to market oriented economies. The various CIS governments have introduced and continue to introduce new tax laws and related regulations. These laws and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors, Central Bank officials and other governmental bodies. Instances of inconsistent opinions between local, regional and federal tax authorities and between the Central Bank and other governmental bodies are not unusual.

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the CIS Taxes, the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 1999. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

    In various foreign jurisdictions, the Company is obligated to pay value added taxes ("VAT") on the purchase or importation of assets, and for certain other transactions. In many instances, VAT can be offset against VAT the Company collects and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that the Company is obligated to pay additional amounts of VAT. In the opinion of management, any additional VAT the Company may be obligated to pay would not be material.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

    The Company operates in three segments within the telecommunications industry. These three segments are: Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Data and Long Distance Services using a fiber optic and satellite-based network throughout the Commonwealth of Independent States; and Mobile Services consisting of cellular networks in Russia and Ukraine on a subscription and prepaid basis. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the three and nine month periods ended September 30, 1998 and 1999. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                                                                                     BUSINESS
                                                DATA AND      MOBILE   CORPORATE &   SEGMENT
                                      CLEC    LONG DISTANCE  SERVICES  ELIMINATIONS   TOTAL
                                   ---------  -------------  --------  ------------  --------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
1998
  Revenue ........................ $  45,750  $      12,335  $  13,294 $     (2,902) $  68,477
  Operating  income (loss) .......    11,627         (5,659)   (10,329)      (1,461)    (5,822)
  Identifiable assets ............   129,534         48,980     97,323      108,266    384,103
  Capital expenditures ...........     9,999          1,808      7,959       10,463     30,229

                                                  ADJUSTMENTS TO RECONCILE
                                                    BUSINESS SEGMENT TO
                                                    CONSOLIDATED RESULTS
                                                 --------------------------
                                                   EQUITY
                                   CONSOLIDATED    METHOD       AFFILIATE
                                      RESULTS      VENTURES     ADJUSTMENTS
                                   ------------  -----------    -----------
THREE MONTHS ENDED SEPTEMBER 30,
1998
  Revenue .........................  $     31,966  $   (43,677)   $     7,166
  Operating income (loss) .........        (3,962)         519          1,341
  Identifiable assets .............        232,691    (151,412)            --
  Capital expenditures ............        16,552      (13,677)            --


                                                                                         BUSINESS
                                                    DATA AND      MOBILE   CORPORATE &   SEGMENT
                                         CLEC     LONG DISTANCE  SERVICES  ELIMINATIONS   TOTAL
                                       ---------  -------------  --------  ------------  --------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
1999
  Revenue..........................    $  32,826  $       9,344  $  9,322  $     (2,659) $ 48,833
  Operating income (loss)..........       10,886         (4,082)     (702)      (25,051)  (18,949)
  Identifiable assets..............      123,040         45,407    78,083        96,637   343,167
  Capital expenditures.............        3,729          1,071       511             2     5,313



                                                  ADJUSTMENTS TO RECONCILE
                                                    BUSINESS SEGMENT TO
                                                    CONSOLIDATED RESULTS
                                                 --------------------------
                                                   EQUITY
                                   CONSOLIDATED    METHOD       AFFILIATE
                                      RESULTS      VENTURES     ADJUSTMENTS
                                   ------------  -----------    -----------
THREE MONTHS ENDED SEPTEMBER 30,
1999
  Revenue..........................  $   25,111  $   (29,185)   $     5,463
  Operating income (loss)..........     (24,296)      (5,776)           429
  Identifiable assets..............     225,949     (117,218)            --
  Capital expenditures.............       3,044       (2,269)            --


                                                                                         BUSINESS
                                                    DATA AND      MOBILE   CORPORATE &   SEGMENT
                                         CLEC     LONG DISTANCE  SERVICES  ELIMINATIONS   TOTAL
                                       ---------  -------------  --------  ------------  --------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
1998
  Revenue..........................  $   134,062  $      38,482  $ 40,995  $     (7,127) $206,412
  Operating income (loss)..........       39,080         (7,709)   (8,104)       (8,550)   14,717
  Identifiable assets..............      129,534         48,980    97,323       108,266   384,103
  Capital expenditures.............       20,035          5,196    20,142        10,771    56,144


                                                  ADJUSTMENTS TO RECONCILE
                                                    BUSINESS SEGMENT TO
                                                    CONSOLIDATED RESULTS
                                                 --------------------------
                                                   EQUITY
                                   CONSOLIDATED    METHOD       AFFILIATE
                                      RESULTS      VENTURES     ADJUSTMENTS
                                   ------------  -----------    -----------
NINE MONTHS ENDED SEPTEMBER 30,
1998
  Revenue..........................  $   60,672  $  (168,707)   $    22,967
  Operating income (loss)..........     (14,886)     (33,573)         3,970
  Identifiable assets..............     232,691     (151,412)            --
  Capital expenditures.............      26,219      (29,925)            --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


                                                                                        BUSINESS
                                                   DATA AND      MOBILE   CORPORATE &   SEGMENT
                                        CLEC     LONG DISTANCE  SERVICES  ELIMINATIONS   TOTAL
                                      ---------  -------------  --------  ------------  --------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
1999
  Revenue......................       $  95,787  $      27,045  $ 26,690  $     (6,627) $142,895
  Operating income (loss)......          28,370         (7,373)   (6,096)      (34,289)  (19,388)
  Identifiable assets..........         123,040         45,407    78,083        96,637   343,167
  Capital expenditures.........          10,013          4,066     7,583           614    22,276



                                                  ADJUSTMENTS TO RECONCILE
                                                    BUSINESS SEGMENT TO
                                                    CONSOLIDATED RESULTS
                                                 --------------------------
                                                   EQUITY
                                   CONSOLIDATED    METHOD       AFFILIATE
                                      RESULTS      VENTURES     ADJUSTMENTS
                                   ------------  -----------    -----------
NINE MONTHS ENDED SEPTEMBER 30,
1999
  Revenue......................    $     72,466  $   (84,535)   $    14,106
  Operating income (loss)......         (28,645)      (9,403)           146
  Identifiable assets..........         225,949     (117,218)            --
  Capital expenditures.........          12,564       (9,712)            --


GEOGRAPHIC DATA

    Revenues from external customers are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and nine-month periods ended September 30, 1998 and 1999.

                                                                   CORPORATE &  CONSOLIDATED
                                                RUSSIA    UKRAINE  ELIMINATIONS   RESULTS
                                               --------   -------  ------------ ------------
          THREE MONTHS ENDED SEPTEMBER 30,
          1998
            Revenue ........................   $ 24,962   $ 7,004  $         -- $     31,966
            Long-lived assets ..............    136,934    28,582         6,989      172,505

                                                                   CORPORATE &   CONSOLIDATED
                                                RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                               --------   -------  ------------  ------------
          THREE MONTHS ENDED SEPTEMBER 30,
          1999
            Revenue.........................   $ 17,092   $ 8,041  $        (22) $     25,111
            Long-lived assets...............    125,768    36,348         3,890       166,006


                                                                   CORPORATE &   CONSOLIDATED
                                                RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                               --------   -------  ------------  ------------
          NINE MONTHS ENDED SEPTEMBER 30,
          1998
            Revenue........................    $ 53,668   $ 7,004  $         --  $     60,672
            Long-lived assets..............     136,934    28,582         6,989       172,505


                                                                   CORPORATE &   CONSOLIDATED
                                                RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                               --------   -------  ------------  ------------
          NINE MONTHS ENDED SEPTEMBER 30,
          1999
            Revenue........................    $ 49,986   $22,571  $        (91) $     72,466
            Long-lived assets..............     125,768    36,348         3,890       166,006

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


7. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes non-cash investing and financing activities for the Company:

                                                                                           NINE MONTHS
                                                                                              ENDED
                                                                                        SEPTEMBER 30, 1999
                                                                                        ------------------
                                                                                           (IN THOUSANDS)
    Issuance of warrants..............................................................      $  1,500
    Acquisition of shares of GTS Ukrainian TeleSystems, Inc...........................         5,056
    Issuance of notes and assumption of debt related to certain cellular ventures.....         7,047
    Issuance of notes and assumption of debt related to abandoned ventures............         9,075
    Write off of certain equity investments, goodwill and fixed assets related
     to abandonment...................................................................         6,274
    Other liabilities assumed related to abandonment and restructuring................         4,488
    Issuance of common stock..........................................................       135,800

8. RELATED PARTY TRANSACTIONS

     Included in revenues for the three and nine months ended September 30, 1999, respectively is $2.6 million and $8.2 million of intercompany transactions from the Company's equity investees.

     Included in revenues for the three and nine months ended September 30, 1999, respectively is $0.2 million and $0.4 million of intercompany transactions from other GTS affiliates.

     The Company entered into an administrative services agreement with GTS. Pursuant to this agreement, GTS will provide the Company with certain accounting, tax and financial management and budgeting services, legal and regulatory services and human resources services. The amount payable under this agreement is $0.2 million per annum.

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                     DECEMBER 31,  SEPTEMBER 30,
                                                                         1998          1999
                                                                     ------------  -------------
                                                                           (IN THOUSANDS)
                                               ASSETS
     CURRENT ASSETS
       Cash.......................................................      $ 5,116       $ 3,163
       Accounts receivable, net...................................       16,726        18,052
       Due from affiliated companies..............................        1,329           987
       Inventory..................................................        1,487         1,238
       VAT receivable, net........................................        4,904         2,533
       Prepaid taxes..............................................        2,836            67
       Prepaid expenses and other assets..........................        3,716         1,844
                                                                        -------       -------

     TOTAL CURRENT ASSETS.........................................       36,114        27,884

     Property and equipment, net..................................       51,057        50,878
     Deferred expenses............................................          810           709
                                                                        -------       -------

     TOTAL ASSETS.................................................      $87,981       $79,471
                                                                        =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts payable...........................................      $10,897       $10,373
       Accrued expenses...........................................        3,779         3,416
       Due to affiliated companies................................       12,736         1,826
       Other liabilities..........................................        1,350         1,057
       Short-term loan............................................        3,500         4,000
       Deferred income taxes......................................        2,190           817
                                                                        -------       -------

     TOTAL LIABILITIES............................................       34,452        21,489

     SHAREHOLDERS' EQUITY
       Contributed capital........................................        2,000         2,000
       Retained earnings..........................................       51,529        55,982
                                                                        -------       -------

     TOTAL SHAREHOLDERS' EQUITY...................................       53,529        57,982
                                                                        -------       -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................      $87,981       $79,471
                                                                        =======       =======

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                     ---------------------       ---------------------
                                                      1998          1999          1998          1999
                                                     -------       -------       -------       -------
                                                         (IN THOUSANDS)              (IN THOUSANDS)
   REVENUE.....................................      $32,391       $23,530       $99,498       $68,511

   OPERATING COSTS AND EXPENSES....
     Cost of revenue...........................       19,827        12,333        61,817        38,566
     Selling, general and administrative.......        5,731         3,101        12,093         8,700
     Depreciation and amortization.............        1,816         1,940         4,820         5,785
     Non-income taxes..........................        1,667         1,008         4,702         3,726
                                                     -------       -------       -------       -------
   TOTAL OPERATING COSTS AND EXPENSES..........       29,041        18,382        83,432        56,777
                                                     -------       -------       -------       -------

   INCOME FROM OPERATIONS......................        3,350         5,148        16,066        11,734

   OTHER INCOME (EXPENSE):
     Interest income...........................           59            20           157           101
     Interest expense..........................           --          (108)           --          (311)
     Foreign currency losses...................       (5,197)         (313)       (5,490)       (1,158)
                                                     -------       --------      -------       -------
   TOTAL OTHER INCOME (EXPENSE)................       (5,138)         (401)       (5,333)       (1,368)
                                                     --------      --------      --------      --------

   Net (loss) income before taxes..............       (1,788)        4,747        10,733        10,366
   Income taxes................................          960         1,755         3,842         5,913
                                                     -------       -------       -------       -------
   NET (LOSS) INCOME...........................      $(2,748)      $ 2,992       $ 6,891       $ 4,453
                                                     ========      =======       =======       =======

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           ----------------------
                                                                                             1998          1999
                                                                                           --------      --------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income .........................................................................     $  6,891      $  4,453
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................        4,820         5,785
    Deferred income taxes ............................................................           --        (1,373)
    Foreign currency losses ..........................................................        5,490         1,158
  Changes in assets and liabilities:
    Increase in accounts receivable ..................................................       (8,841)       (1,557)
    Increase (decrease) in prepaid expenses and other assets .........................       (4,760)        7,261
    (Increase) decrease in accounts payable and accrued expenses .....................        4,671        (1,180)
                                                                                           --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................        8,271        14,547

INVESTING ACTIVITIES
  Purchases of property and equipment ................................................      (14,929)       (5,505)

FINANCING ACTIVITIES
  Increase (decrease) in amounts due to affiliated companies, net ....................        6,584       (10,568)
  Proceeds from debt .................................................................           --           500
                                                                                           --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................................        6,584       (10,068)

Effect of exchange rate changes on cash ..............................................       (3,534)         (927)
                                                                                           --------      --------
Net (decrease) increase in cash ......................................................       (3,608)       (1,953)
Cash at beginning of period ..........................................................        5,620         5,116
                                                                                           --------      --------

CASH  AT END OF PERIOD ...............................................................     $  2,012      $  3,163
                                                                                           ========      ========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                EDN SOVINTEL LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    EDN Sovintel LLC (the "Company") was created in August 1990 to design, construct, and operate a telecommunications network in Moscow. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies. Telecommunications services are subject to local licensing. The Company's licenses for international, intercity and local calls were most recently renewed on January 15, 1999 and April 16, 1999, and are valid until May 1, 2000 and April 16, 2007, respectively. The Company received licenses for leased lines on January 15, 1999 and April 16, 1999, and each of these licenses is valid for five years. The Company also holds two licenses to provide data services. The Company began operating in December 1991, providing services under long-term contracts payable in US dollars. Currently, customers have the option of being billed in rubles or dollars. All payments from Russian companies are made in rubles.

    The Company initially registered as a Soviet-American joint venture. The venture re-registered as a Russian limited liability partnership in November 1992 and further reregistered as a limited liability company (LLC) in December 1998. The Company is 50% owned by Open Joint Stock Company "Rostelecom," a domestic and international long distance carrier which is 50.67% controlled indirectly by the Government of the Russian Federation, and 50% owned by Sovinet, a US general partnership, owned by a wholly-owned Golden Telecom, Inc. ("GTI") subsidiary.

    The financial statements of the Company included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the operating results for the full year.

    The Company maintains its records and prepares its financial statements in Russian rubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's statutory books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment. The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Environment

    There is currently a high level of political and economic instability and uncertainty in the Russian Federation. As a result of the financial crisis in August 1998, financial markets were subject to significant downward adjustments. The national currency was severely devalued during the crisis and continued to deteriorate through the end of the year. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions stopped operations and/or experienced significant losses. The Russian government defaulted on, and announced a restructuring of, its internal debt due to a lack of funds and is negotiating forgiveness and/or restructuring of its external debt. Difficulties with the collection of budgeted tax revenues and fulfilling the significant pension and wages arrears to individuals in many regions and constituencies of the Russian Federation have continued. The financial crisis was further exacerbated by continuing political uncertainties over the development, and application, of existing and future legislation, tax regulations, and economic programs supported by the majority of political institutions and international funding agencies. These matters had a direct negative impact on the financial position and results of operations of the Company.

                                EDN SOVINTEL LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. POLICIES AND PROCEDURES

    On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. For the nine months ended September 30, 1998 and 1999, comprehensive income for the Company is equal to net income.

3. CONTINGENCIES

    The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 1998 and 1999 which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

    The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the final taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of December 31, 1998 and September 30, 1999. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation.

    The Company's operations and financial position will continue to be affected by Russian political developments including the application of existing and future legislation and tax regulations, which significantly impact the Russian economy. The likelihood of such occurrences and their effect on the Company could have a significant impact on the Company's current activity and its overall ability to continue operations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs,
(iii) changes in the Company's competitive environment and (iv) the performance of future consolidated and equity method investments, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

    In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risks associated with implementing the Company's business plan; the political, economic, legal and competitive aspects of the markets in which the Company operates. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

    The factors described in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


OVERVIEW

    We are a leading facilities-based provider of integrated telecommunications services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The operations are currently carried out through our consolidated and non-consolidated operating companies: EDN Sovintel LLC ("Sovintel"), TCM, Sovam, Golden Telecom (Ukraine), TeleRoss Operating Company, TeleRoss regional ventures, Vostok Mobile and its regional ventures and PrimTelefone. We organize our operations into three business segments, CLEC Services, Data and Long Distance Services and Mobile Services. CLEC Services is comprised of Sovintel, TCM and "Golden Telecom BTS", the overlay business of Golden Telecom (Ukraine). Data and Long Distance Services is comprised of Sovam, TeleRoss Operating Company and the fourteen regional TeleRoss ventures. Mobile Services is comprised of "Golden Telecom GSM", the mobile services business of Golden Telecom (Ukraine), Vostok Mobile and its six regional ventures and PrimTelefone.

    Our financial condition and our results of operations have been, and continue to be, adversely affected by ongoing economic instability in Russia and the other countries of the Commonwealth of Independent States. The Russian economy collapsed in August 1998 after the Russian government defaulted on its obligation to make payments on its internal debt and allowed the ruble to devalue.

Although the markets have stabilized since August 1998, the Russian economy remains in depression, exacerbated by continuing political instability that may precipitate further economic volatility. See "-- Special Note Regarding the Russian Financial Crisis".

    Most of our revenue is derived from high-volume business customers and carriers. Our business customers include large multinational companies, local enterprises, financial institutions, hotels and government agencies. We believe that the carriers, including mobile operators, which contribute to a substantial portion of our revenues themselves also derive much of their business from high-volume business customers. Thus, we believe that most of our ultimate end-users are businesses that require access to highly reliable and advanced telecommunications facilities to sustain their operations.

    In recent months, although we have seen what appears to be a slight recovery in the Russian market, downward price pressure has persisted, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. Although we have experienced an increase in traffic volume over recent months, the volume increase has not kept pace with the reduction in prices. As economic conditions in Russia improve, we expect to see further improvements in our traffic volume, which we believe may eventually offset the decline in prices and result in an increase in revenue.

    Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate the effects of this pressure by seeking further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. Our ability to reduce our cost of revenue by reducing these payments has enabled us generally to maintain, or even improve, our margins. We expect settlement and interconnection rates to continue to decline in line with tariffs.

    In the months leading to the August 1998 Russian financial crisis, we had been expanding our headcount to support the expected growth of our business. Since the crisis, however, we have introduced a number of measures intended to reduce our overhead costs, including headcount reductions. We expect to maintain a strong focus on enhancing our productivity and taking measures to integrate and streamline our operations.



OWNERSHIP AND INITIAL PUBLIC OFFERING

    From the Initial Public Offering, together with additional investments from strategic investors, including Global TeleSystems Group, Inc., we raised $128.4 million in net proceeds. Golden Telecom, Inc., commenced trading on NASDAQ on September 30, 1999, using the ticker symbol "GLDN". The Initial Public Offering was closed on October 5, 1999. Global TeleSystems Group, Inc. currently owns approximately 66% of the outstanding shares of our common stock.


RESTRUCTURING OF CERTAIN CELLULAR VENTURES

    We have recently determined that the allocation of sufficient resources to support certain of our cellular ventures, which are not material to our financial condition or results of operations, is inconsistent with our current strategic plans. We therefore do not intend to provide any further financial assistance to certain cellular ventures, other than the assumption of certain debt obligations, and we are seeking to sell our ownership interests in these assets in furtherance of our plan of abandonment. We have taken a charge to earnings of $18.5 million in the third quarter of 1999. We will continue to support those cellular ventures where the allocation of financial, operational and management resources is consistent with our strategic plans. Additionally, we have recorded a restructuring charge of $1.3 million relating to the cancellation of certain network capacity.


CHANGES IN OWNERSHIP

    Before July 1998, we owned 52.64% of the holding company, GTS-Vox Limited, that controlled 95% of TCM. In July 1998, we acquired the remaining outstanding interests in GTS-Vox Limited and increased our ownership in TCM to 95%. As a result of this acquisition, TCM was thereafter accounted for by the consolidation method as opposed to the equity method. We acquired the remaining 5% of TCM on August 16, 1999.

    An affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in

Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the offering on September 30, 1999 in exchange for 420,000 newly issued shares of Golden Telecom, Inc. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

    Excluding the abandoned cellular ventures, we have 50-51% ownership interests in 5 of the 6 Vostok Mobile ventures. We own a 100% interest in the Vostok Mobile venture in Novgorod, which we consolidate.


RESULTS OF OPERATIONS

    Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States. The condensed, consolidated financial statements included in this quarterly report have been prepared as if Golden Telecom, Inc. had been in existence throughout all relevant periods. Before 1998, the only material consolidated subsidiary was TeleRoss operating company.

    In addition, we have included a discussion of Sovintel, our primary non-consolidated operation, which is material to our business. We believe that this discussion is helpful to developing an understanding of the factors contributing to our overall financial condition and results of operations.

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    o Consolidated Results. Results of Operations for the Three Months Ended September 30, 1999 compared to the Results of Operations for the Three Months Ended September 30, 1998

    o Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 1999 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 1998

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

    o Consolidated Results. Results of Operations for the Nine Months Ended September 30, 1999 compared to the Results of Operations for the Nine Months Ended September 30, 1998

    o Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended September 30, 1999 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended June 30, 1998


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    For the three months ended September 30, 1999 and 1998, TeleRoss operating company, Sovam, Golden Telecom (Ukraine) and TCM were consolidated for the entire period.

REVENUE

    Our revenue decreased by 22% to $25.1 million for the three months ended September 30, 1999 from $32.0 million for the three months ended September 30, 1998. This was due primarily to the adverse effects of the August 1998 Russian financial crisis. The breakdown of revenue by business group was as follows:

                                          CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                          FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                          ENDED SEPTEMBER 30, 1998  ENDED SEPTEMBER 30, 1999
                                          ------------------------  ------------------------
                                                            (IN MILLIONS)
  REVENUE
    CLEC services.......................         $  15.0                   $  11.6
    Data and long distance services.....            12.7                       9.9
    Mobile services.....................             4.8                       4.6
    Eliminations........................            (0.5)                     (1.0)
                                                 -------                   -------
  TOTAL REVENUE.........................         $  32.0                   $  25.1

    CLEC Services. Revenue from CLEC Services decreased by 23% to $11.6 million for the three months ended September 30, 1999 from $15.0 million for the three months ended September 30, 1998.

    TCM's revenue decreased by 34% to $8.0 million for the three months ended September 30, 1999 from $12.2 million for the three months ended September 30, 1998. The decrease was due to the continuing adverse effects of the August 1998 Russian financial crisis. While 9,534 Ports were sold in July and August 1998 only 119 were sold in the three months ended September 30, 1999. In addition, there were reductions in traffic revenue and monthly recurring revenue, largely as a result of pricing concessions made to TCM's largest customer.

    Golden Telecom BTS revenue increased by 29% to $3.6 million for the three months ended September 30, 1999 from $2.8 million for the three months ended September 30, 1998. The August 1998 financial crisis and its aftermath affected Ukraine less strongly than Russia. Decreases in Golden Telecom BTS revenue from installation fees, connection fees and equipment sales were more than offset by increased traffic revenue and monthly recurring revenue attributable to an increased customer base.

    Data and Long Distance Services. Revenue from Data and Long Distance Services decreased by 22% to $9.9 million for the three months ended September 30, 1999 from $12.7 million for the three months ended September 30, 1998. Significant reductions in long distance revenue more than offset an increase in data revenue.

    Revenue from Data Services increased by 8% to $6.8 million for the three months ended September 30, 1999 from $6.3 million for the three months ended September 30, 1998. An increase in dial-up internet revenue reflected the acquisition of the assets of Glasnet, a Moscow based internet service provider, on June 30, 1999. An increase in private line revenue from multinational corporate customers more than offset the decrease in private line revenue from banking customers attributable to the August 1998 Russian financial crisis.

    Revenue from Long Distance Services decreased by 52% to $3.1 million for the three months ended September 30, 1999 from $6.4 million for the three months ended September 30, 1998. This decrease was primarily the result of reduced tariffs on long distance calls in response to competition from Rostelecom and other carriers and partially the result of reduced traffic. Rostelecom quotes its tariffs in rubles; therefore, its tariffs declined in dollar terms as the ruble devalued following the August 1998 Russian financial crisis. As a result, the average long distance tariff in the three months ended September 30, 1999 was 71% lower than the average tariff in the three months ended September 30, 1998. In addition, long distance traffic declined by 3% period on period.

    Mobile Services. Revenue from Mobile Services decreased by 4% to $4.6 million for the three months ended September 30, 1999 from $4.8 million for the three months ended September 30, 1998. Increases in revenues at Golden Telecom GSM did not fully offset the reduction in equipment sales by the Mobile Services business group.

    Golden Telecom GSM revenue increased by 7% to $4.5 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998 primarily as a result of the 111% growth in its active subscribers from September 30, 1998 to September 30, 1999.

EXPENSES

    The following table shows our principal expenses for the three months ended September 30, 1999 and September 30, 1998:

                                                           CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                                           FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                          ENDED SEPTEMBER 30, 1998  ENDED SEPTEMBER 30, 1999
                                                          ------------------------  ------------------------
                                                                           (IN MILLIONS)

                COST OF REVENUE
                  CLEC services...........................      $  4.0                      $  3.2
                  Data and long distance services.........         7.8                         7.4
                  Mobile services.........................         1.5                         1.2
                  Eliminations............................        (0.6)                       (0.7)
                                                                ------                      ------
                TOTAL COST OF REVENUE.....................        12.7                        11.1
                Selling, general and administrative.......        17.1                        10.9
                Depreciation and amortization.............         6.1                         7.5
                Equity in (earnings) losses of ventures...         4.7                        (0.3)
                Interest, net.............................         0.0                        (0.3)
                Foreign currency loss.....................         4.9                         0.7
                Provision for income taxes................      $  3.1                      $  1.7

Cost of Revenue

    Our cost of revenue decreased by 13% to $11.1 million for the three months ended September 30, 1999 from $12.7 million for the three months ended September 30, 1998.

    CLEC Services. Cost of revenue from CLEC Services decreased by 20% to $3.2 million, or 28% of revenue, for the three months ended September 30, 1999 from $4.0 million, or 27% of revenue, for the three months ended September 30, 1998.

    TCM's cost of revenue decreased by 43% to $1.7 million, or 21% of revenue, for the three months ended September 30, 1999 from $3.0 million, or 25% of revenue, for the three months ended September 30, 1998. The decrease as a percentage of revenue resulted from improved efficiency in TCM's network operations.

    Golden Telecom BTS cost of revenue increased by 50% to $1.5 million, or 42% of revenue, for the three months ended September 30, 1999 from $1.0 million, or 36% of revenue, for the three months ended September 30, 1998. Cost of revenue as a percentage of revenue increased because the reduction in tariffs in response to competitive pressures exceeded the decrease in settlement costs.

    Data and Long Distance Services. Cost of revenue from Data and Long Distance Services decreased by 5% to $7.4 million, or 75% of revenue, for the three months ended September 30, 1999 from $7.8 million, or 61% of revenue, for the three months ended September 30, 1998.

    Cost of revenue from Data Services increased by 41% to $4.5 million, or 66% of revenue, for the three months ended September 30, 1999 from $3.2 million, or 51% of revenue, for the three months ended September 30, 1998. The increase in cost of revenue as a percentage of revenue was due to temporarily higher capacity costs in Data Services following the acquisition of Glasnet.

    Cost of revenue from Long Distance Services decreased by 37% to $2.9 million, or 94% of revenue, for the three months ended September 30, 1999 from $4.6 million, or 72% of revenue, for the three months ended September 30, 1998. The decrease largely reflected a reduction in long distance settlements paid to other carriers due to our own reduction in long distance revenue caused by decreased tariffs. The cost of revenue as a percentage of revenue increased as settlement rates paid to the other carriers did not reduced as quickly as our long-distance tariffs and additionally, as revenue reduces fixed network provisioning costs increases as a percentage of revenue.

    Mobile Services. Cost of revenue from Mobile Services decreased by 20% to $1.2 million, or 26% of revenue, for the three months ended September 30, 1999 from $1.5 million, or 31% of revenue, for the three months ended September 30, 1998. The overall reduction reflects the termination of low margin equipment sales by the business group.

    Golden Telecom GSM cost of revenue increased by 33% to $1.2 million, or 27% of revenue, in the three months ended September 30, 1999, from $0.9 million, or 21% of revenue, in the three months ended September 30, 1998. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 36% to $10.9 million, or 43% of revenue, for the three months ended September 30, 1999 from $17.1 million, or 53% of revenue, for the three months ended September 30, 1998. These reduced costs reflect reduced headcount as a result of our efforts to enhance operating efficiency, and include a one-time bad debt expense, which was incurred in the period ended September 30, 1998 due to the August 1998 Russian financial crisis.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 23% to $7.5 million for the three months ended September 30, 1999 from $6.1 million for the three months ended September 30, 1998. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

Interest, Net

    Our interest income, net, was $0.3 million for the three months ended September 30, 1999. Interest income was equal to interest expense for the three months ended September 30, 1998.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $0.3 million for the three months ended September 30, 1999, and our losses from investments in non-consolidated ventures were $4.7 million for the three months ended September 30, 1998. We recognized earnings at Sovintel of $1.5 million for the three months ended September 30, 1999, which partially offset our recognized losses at other ventures. In the three months ended September 30, 1998, our recognized losses at Sovintel were $1.4 million. There were significant losses at our non-consolidated ventures in the three months ended September 30, 1998 due to the effects of the August 1998 Russian financial crisis. The losses attributable to the abandoned ventures for July and August 1999 were $0.4 million.

Foreign Currency Loss

    Our foreign currency loss was $0.7 million for the three months ended September 30, 1999, compared to a $4.9 million loss for the three months ended September 30, 1998. This decreased loss reflects the devaluation of the ruble that resulted from the August 1998 Russian financial crisis.

Provision for Income Taxes

    Our provision for income taxes decreased by 45% to $1.7 million for the three months ended September 30, 1999 from $3.1 million for three months ended September 30, 1998. The decrease was largely due to the reduction in income before tax at TCM period on period.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue decreased by 27% to $23.5 million for the three months ended September 30, 1999 from $32.4 million, for the three months ended September 30, 1998. Revenue from local, long distance and international call traffic decreased as a result of the August 1998 Russian financial crisis which adversely affected both traffic volumes and tariffs. In particular, traffic from cellular operators decreased 33% compared to the three months ended September 30, 1998. Revenue from incoming international traffic also fell sharply, largely because of a 20% reduction in the average settlement rates paid to Sovintel by other operators.

Cost of Revenue

    Sovintel's cost of revenue decreased by 38% to $12.3 million for the three months ended September 30, 1999 from $19.8 million for the three months ended September 30, 1998. The decrease to 52% from 61% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses and non-income taxes decreased by 45% to $4.1 million, or 17% of revenue, for the three months ended September 30, 1999 from $7.4 million, or 23% of revenue for the three months ended September 30, 1998. This decrease was due to lower bad debt expense and lower turnover taxes as a result of decreased revenue. Bad debt expense had increased for the three months ended September 30, 1998 due to the August 1998 Russian financial crisis.


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    For the nine months ended September 30, 1998, TeleRoss operating company was consolidated for the entire period; Sovam was consolidated from February 1, 1998; Golden Telecom (Ukraine) was consolidated from June 30, 1998; and TCM was consolidated July 1, 1998.

REVENUE

    Our revenue increased by 19% to $72.5 million for the nine months ended September 30, 1999 from $60.7 million for the nine months ended September 30, 1998. The increase was due primarily to our consolidation of Golden Telecom (Ukraine) and TCM in 1999, which were not consolidated in the first six months of 1998, offset by decreased revenues at TCM caused by the August 1998 Russian financial crisis. The breakdown of revenue by business group was as follows:

                                                   CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                                    FOR THE NINE MONTHS       FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30, 1998  ENDED SEPTEMBER 30, 1999
                                                   ------------------------  ------------------------
                                                                     (IN MILLIONS)
         REVENUE
           CLEC services.......................            $ 15.0                    $ 33.4
           Data and long distance services.....              40.7                      28.0
           Mobile services.....................               5.7                      13.2
           Eliminations........................              (0.7)                     (2.1)
                                                          -------                   -------
         TOTAL REVENUE.........................            $ 60.7                    $ 72.5


    CLEC Services. Revenue from CLEC Services increased by 123% to $33.4 million for the nine months ended September 30, 1999 from $15.0 million for the nine months ended September 30, 1998.

    Of the CLEC Services increase in revenue of $18.4 million, TCM accounted for a net increase of $11.3 million. The balance of the increase in revenue of $7.1 million was from Golden Telecom BTS. The consolidation of TCM only from July 1, 1998 accounted for $15.5 million of the increase, offset by a decline in third quarter revenue of $4.2 million. The consolidation of Golden Telecom BTS only from June 30, 1998 accounted for $6.3 million of the increase, plus an increase in third quarter revenue of $0.8 million.

    TCM's revenue decreased by 30% to $23.5 million for the nine months ended September 30, 1999 from $33.8 million for the nine months ended September 30, 1998. The decrease was due to the continuing effects of the August 1998 Russian financial crisis. Port sales declined as significantly fewer ports were sold following the August 1998 Russian financial crisis. In addition, a reduction in traffic revenue offset an increase in monthly recurring revenue. TCM was consolidated only from July 1, 1998 in the nine months ended September 30, 1998.

    Golden Telecom BTS revenue increased by 38% to $9.9 million for the nine months ended September 30, 1999 from $7.2 million for the nine months ended September 30, 1998. The August 1998 financial crisis and its aftermath affected Ukraine less strongly than Russia. Decreases in Golden Telecom BTS revenue from installation fees, connection fees and equipment sales were more than offset by increased traffic revenue and monthly recurring revenue attributable to an increased customer base. Golden Telecom BTS was only consolidated from June 30, 1998 in the nine months ended September 30, 1998.

    Data and Long Distance Services. Revenue from Data and Long Distance Services decreased by 31% to $28.0 million for the nine months ended September 30, 1999 from $40.7 million for the nine months ended September 30, 1998.

    The Data and Long Distance Services decrease in revenue of $12.7 million in the nine months ended September 30, 1999 was due almost entirely to a reduction in revenue of TeleRoss operating company.

    Revenue from data services increased by 3% to $19.3 million for the nine months ended September 30, 1999 from $18.8 million for the nine months ended September 30, 1998. A $1.3 million increase in internet revenue, in part due to the acquisition of the assets of Glasnet, a Moscow based internet service provider, offset reductions in the sale of equipment and a small reduction in private line revenue. The reduction in private line revenue was expected to be larger due to the effects of the August 1998 Russian financial crisis, however a decrease in data revenue from banking customers was largely offset by an increase in revenue from other multinational corporate customers.

    Revenue from long distance services decreased by 60% to $8.7 million for the nine months ended September 30, 1999 from $21.9 million for the nine months ended September 30, 1998. This decrease was primarily the result of reduced tariffs on long distance calls in response to competition from Rostelecom and other carriers and partially as a result of reduced traffic. Rostelecom quotes its tariffs in rubles; therefore, its tariffs declined in dollar terms as the ruble devalued following the August 1998 Russian financial crisis. As a result, our average tariff in the nine months ended September 30, 1999 was 71% lower than our average tariff in the nine months ended September 30, 1998. In addition, traffic declined by 8% period on period.

    Mobile Services. Revenue from Mobile Services increased by 132% to $13.2 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998.

    The increase in revenue of $7.5 million in the nine months ended September 30, 1999 represented an increase of $8.7 million due to the consolidation of Golden Telecom GSM from June 30, 1998, offset by a reduction of $1.2 million in the business group's revenue. The consolidation of Golden Telecom GSM only from June 30, 1998 accounted for $8.4 million of the increase, plus an increase in third quarter revenue of $0.3 million.

    Golden Telecom GSM revenue increased by 29% to $12.9 million for the nine months ended September 30, 1999 from $10.0 million for the nine months ended September 30, 1998 primarily as a result of the 111% growth in its active subscribers from September 30, 1998 to September 30, 1999. Golden Telecom GSM was only consolidated from June 30, 1998 in the nine months ended September 30, 1998.


EXPENSES

    The following table shows our principal expenses for the nine months ended September 30, 1999 and September 30, 1998:

                                                         CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                                          FOR THE NINE MONTHS       FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30, 1998  ENDED SEPTEMBER 30, 1999
                                                        ------------------------  ------------------------
                                                                          (IN MILLIONS)
            COST OF REVENUE
              CLEC services............................            $  4.0                   $  9.5
              Data and long distance services..........              25.9                     18.7
              Mobile services..........................               2.3                      3.3
              Eliminations.............................              (0.7)                    (1.7)
                                                                   ------                  -------
            TOTAL COST OF REVENUE......................              31.5                     29.8
            Selling, general and administrative........              34.0                     30.0
            Depreciation and amortization..............              10.0                     21.5
            Equity in (earnings) losses of ventures....              (4.6)                     4.9
            Interest, net..............................               1.1                      0.0
            Foreign currency loss......................               5.0                      1.5
            Provision for income taxes.................            $  3.4                   $  6.0

Cost of Revenue

    Our cost of revenue decreased slightly to $29.8 million for the nine months ended September 30, 1999 from $31.5 million for the nine months ended September 30, 1998. The increase in cost of revenue due to Golden Telecom (Ukraine) and TCM being included in our consolidated results of operations only from June 30, 1998 and July 1, 1998, respectively, almost offset all of the reductions in cost of revenue at our other operating companies.

    CLEC Services. CLEC Services cost of revenue increased by 138% to $9.5 million, or 28% of revenue, for the nine months ended September 30, 1999 from $4.0 million, or 27% of revenue, for the nine months ended September 30, 1998.

    Of the CLEC Services increase in cost of revenue of $5.5 million, TCM accounted for a net increase of $2.2 million. The balance of the increase in cost of revenue of $3.3 million was from Golden Telecom BTS. The consolidation of TCM only from July 1, 1998 accounted for $3.5 million of the increase, offset by a decline in third quarter cost of revenue of $1.3 million. The consolidation of Golden Telecom BTS only from June 30, 1998 accounted for $2.8 million of the increase, plus an increase in third quarter cost of revenue of $0.5 million.

    TCM's cost of revenue decreased by 38% to $5.2 million, or 22% of revenue, for the nine months ended September 30, 1999 from $8.4 million, or 25% of revenue, for the nine months ended September 30, 1998. The decrease as a percentage of revenue resulted from improved efficiency in TCM's network operations. TCM was consolidated only from July 1, 1998 in the nine months ended September 30, 1998.

    Golden Telecom BTS cost of revenue increased by 48% to $4.3 million, or 43% of revenue, for the nine months ended September 30, 1999 from $2.9 million, or 40% of revenue, for the nine months ended September 30, 1998. Cost of revenue as a percentage of revenue increased because the reduction in tariffs in response to competitive pressures exceeded the decrease in settlement costs. Golden Telecom BTS was only consolidated from June 30, 1998 in the nine months ended September 30, 1998.

    Data and Long Distance Services. Cost of revenue from Data and Long Distance Services decreased by 28% to $18.7 million, or 67% of revenue, for the nine months ended September 30, 1999 from $25.9 million, or 64% of revenue, for the nine months ended September 30, 1998.

    Data Services cost of revenue increased by 29% to $11.9 million, or 62% of revenue, for the nine months ended September 30, 1999 from $9.2 million, or 49% of revenue, for the nine months ended September 30, 1998. The increase as percentage of revenue largely reflects competitive pricing reducing the margin on our data services. Following the acquisition of Glasnet we are implementing improvements in the provisioning of our fiber routes, which are expected to improve our network costs.

    Long Distance Services cost of revenue decreased by 59% to $6.8 million, or 78% of revenue, for the nine months ended September 30, 1999 from $16.7 million, or 76% of revenue, for the nine months ended September 30, 1998. The decrease reflected a reduction in long distance settlements paid to other carriers, similar to our own reduction in revenue caused by decreased tariffs.

    Mobile Services. Cost of revenue from Mobile Services increased by 43% to $3.3 million, or 25% of revenue, for the nine months ended September 30, 1999 from $2.3 million, or 40% of revenue, for the nine months ended September 30, 1998.

    Of the Mobile Services increase in cost of revenue of $1.0 million in the nine months ended September 30, 1999, $2.1 million was due to an increase at Golden Telecom GSM, offset by a $1.1 million decline in the business group's cost of revenue. Of the increase at Golden Telecom GSM, $1.8 million is due to the consolidation for the first half of 1999, the balance of $0.3 million is due to an increase in cost of revenue, third quarter 1999 over third quarter 1998.

    Golden Telecom GSM cost of revenue increased by 20% to $3.0 million, or 23% of revenue, in the nine months ended September 30, 1999, from $2.5 million, or 25% of revenue, in the nine months ended September 30, 1998. The cost of revenue decreased as a proportion of revenue because a lower proportion of revenue was derived from sales of handsets, which produce low margins. Golden Telecom GSM was only consolidated from June 30, 1998 in the nine months ended September 30, 1998.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 12% to $30.0 million, or 41% of revenue, for the nine months ended September 30, 1999 from $34.0 million, or 56% of revenue, for the nine months ended September 30, 1998. The overall decrease in selling, general and administrative expenses was $4.0 million. Increases due to the consolidation of Golden Telecom (Ukraine) and TCM were offset by reductions at our other consolidated entities. Reductions in costs included employee remuneration as a result of our efforts to enhance operating efficiency, as well as a reduction in bad debt expense of $2.9 million.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 115% to $21.5 million for the nine months ended September 30, 1999 from $10.0 million for the nine months ended September 30, 1998. This increase was largely the result of the transactions that enabled us to consolidate Golden Telecom (Ukraine) from June 30, 1998 and TCM from July 1, 1998, which increased goodwill by $31.6 million, and the consolidation of the two entities.

Interest, Net

    Our interest expense, net, was negligible for the nine months ended September 30, 1999 down from $1.1 million for the nine months ended September 30, 1998.

Equity in Earnings/Losses of Ventures

    The losses after interest and tax charges from our investments in non-consolidated ventures were $4.9 million for the nine months ended September 30, 1999, and our earnings from investments in non-consolidated ventures were $4.6 million for the nine months ended September 30, 1998. We recognized earnings at Sovintel of $2.2 million for the nine months ended September 30, 1999, which partially offset our recognized losses at other ventures. In the nine months ended September 30, 1998, our recognized earnings at Sovintel and TCM together were $8.1 million.

Foreign Currency Loss

    Our foreign currency loss was $1.5 million for the nine months ended September 30, 1999, compared to a $5.0 million loss for the nine months ended September 30, 1998. This decreased loss reflects the fact that a significant charge for the devaluation of the ruble that resulted from the August 1998 Russian financial crisis was incurred in the nine months ended September 30, 1998.

Provision for Income Taxes

    Our provision for income taxes increased by 76% to $6.0 million for the nine months ended September 30, 1999 from $3.4 million for nine months ended September 30, 1998. The increase was almost entirely due to the consolidation of TCM for the full period for the nine months ended September 30, 1999 against only being consolidated from July 1, 1998 for the nine months ended September 30, 1998.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    We use equity method accounting to account for those ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own 50% of the equity.

SOVINTEL

Revenue

    Sovintel's revenue decreased by 31% to $68.5 million for the nine months ended September 30, 1999 from $99.5 million, for the nine months ended September 30, 1998. Revenue from local, long distance and international call traffic decreased as a result of the August 1998 Russian financial crisis which adversely affected both traffic volumes and tariffs charged. In particular, traffic from cellular operators decreased 60% compared to the nine months ended September 30, 1998. Revenue from incoming international traffic also fell sharply, largely because of a 20% reduction in the average settlement rates paid to Sovintel by other operators.

Cost of Revenue

    Sovintel's cost of revenue decreased by 38% to $38.6 million for the nine months ended September 30, 1999 from $61.8 million for the nine months ended September 30, 1998. The decrease to 56% from 62% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles. Sovintel's cost of revenue for the nine months ended September 30, 1999 included $5.1 million paid to TCM and $1.8 million paid to other group companies

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses and non-income taxes decreased by 26% to $12.4 million, or 18% of revenue, for the nine months ended September 30, 1999 from $16.8 million, or 17% of revenue for the nine months ended September 30, 1998. This decrease was primarily due to lower turnover taxes as a result of decreased revenue together with a reduction in the bad debt expense. However, as a consequence of the decrease in revenue, selling, general and administrative expenses increased slightly as a proportion of revenue.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash was $11.2 million and $14.2 million as of September 30, 1999 and December 31, 1998, respectively. Our restricted cash was $26.1 million and $27.5 million as of September 30, 1999 and December 31, 1998, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    In early October, we received net proceeds from our initial public offering, together with the proceeds from the investments by GTS and the strategic investors, of approximately $128.4 million, after deducting estimated commissions and offering expenses of approximately $7.4 million. The anticipated proceeds of the offering are reflected in the equity section of our balance sheet at September 30, 1999 as notes receivable. We intend to use our net proceeds from the offering primarily to finance potential acquisitions and business development, network expansion, working capital and general corporate purposes. Until we use the net proceeds from this offering for a particular purpose, we expect to invest them in short-term interest-bearing securities. We have historically received funding from GTS to meet our operational and capital requirements, however, we do not anticipate that GTS will provide additional funding to us.

    During the nine months ended September 30, 1999 and 1998, we had cash inflows of $5.1 million and $4.6 million, respectively, for our operating activities. We used cash of $17.9 million and $52.9 million for investing activities, that was principally attributable to building our telecommunications networks and new acquisitions, for the nine months ended September 30, 1999 and 1998, respectively.

    We had working capital of $(4.2) million as of September 30, 1999 and $3.9 million as of September 30, 1998. At September 30, 1999, we had total debt of approximately $36.0 million, of which $4.0 million were current maturities. At December 31, 1998, we had total debt of approximately $24.5 million, of which $3.0 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At December 31, 1998, none of our long-term debt was at fixed rates.

    In connection with the purchase of equipment and services for certain Vostok Mobile ventures in Russia, those ventures entered into a credit agreement with The Chase Manhattan Bank, New York, providing for up to $30.7 million of financing. The facility was guaranteed by the vendor of such equipment and services, and was insured against certain political risks by the Overseas Private Investment Corporation. To the extent that the guarantor was required to make any payments pursuant to such guarantee, GTS was required to reimburse 50% of such payments. Because of the financial condition of certain Vostok Mobile ventures, GTS had made certain of the principal and interest payments on behalf of the ventures.

    On September 10 1999, the Company, GTS and the vendor executed a Settlement Agreement in regard to the Chase Manhattan credit facility. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS settled certain outstanding accounts receivable from the cellular investees to the vendor for $2.0 million. The company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable and issued promissory notes to GTS in a total amount of $6.25 million and to the vendor in a total amount of $4.75 million. In addition, the Company issued certain warrants to the vendor as described in note 4. to the Condensed Consolidated Financial Statements.

    In order for us to compete successfully, we will require substantial additional capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require additional capital for our acquisition and business development initiatives. We expect that we will require over $140 million over the next three years to fund our capital expenditures and operations. This amount relates to our consolidated and equity method ventures. The net proceeds from our initial public offering will be applied to these funding requirements. We also expect to fund these requirements through proceeds from additional equity and debt offerings that we may conduct, debt financing facilities, and our cash flow from operations.

    In addition to the external financing discussed above, we have funded our consolidated subsidiaries and affiliates through two methods of financing. Certain of our operating companies have received direct debt financing through loans from affiliated companies. In addition, since September 1997, certain of our operating companies have borrowed funds under a $30.0 million back-to-back, three-year, revolving bank facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide cash collateral for onshore loans made by the bank to our Russian-registered ventures. The funding level as at September 30, 1999 totaled $22.3 million, of which $8.8 million was funded to our consolidated subsidiaries and $9.0 million was funded to our affiliates and $4.5 million assumed from our non-consolidated abandoned cellular properties.

    We expect our current sources of funding, including the net proceeds from the offering and the related investments, to finance our capital requirements for the next 18 to 24 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our revenue, operating costs, acquisitions and investments, network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

    We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements, and the value of our shares of common stock may decline.


YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using 00 as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

    Issues Posed by the Year 2000 Issue. We are exposed to the Year 2000 issue in a number of ways. Among other things, the Year 2000 issue might affect our:
(1) computer hardware and software; (2) telecommunications equipment and other systems with embedded logic, including, among other things, our fire detection, access control systems, heating, ventilation and air conditioning, and uninterruptible power supply; (3) operating partners and organizations upon which we are dependent; (4) local access connections, upon which we are dependent; and (5) supply chain.

    Our Year 2000 Compliance Program. We have initiated a Year 2000 compliance program to address the aforementioned risks which the Year 2000 issue poses and to avoid any material loss or impact to us or our customers due to these risks. The object of this Year 2000 compliance program is to ensure that neither the performance nor functionality of our operations are affected by dates, prior to, during and after 2000. The scope of the Year 2000 compliance program includes all of the business functions, locations and resources which are essential to us. The resources which are within the scope of the Year 2000 compliance program are, among other things, our computer systems, software, vendor supplied software, telecommunications equipment, third party telecommunications partners and other network service suppliers, environmental and building control systems, internal communication systems and other interfaces with third party services. As explained below, our efforts to assess our systems as well as non-system areas related to Year 2000 compliance involve (1) a wide-ranging assessment of the Year 2000 problems that may affect us, (2) the development of remedies to address the problems discovered in the assessment phase and (3) testing of the remedies.

    Assessment Phase. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business. During the assessment phase we have identified substantially all of our major hardware and software platforms, applications, telecommunications equipment and other non-IT resources that support the business functions. The assessment phase of the Year 2000 compliance program further identified the internal and external technical interfaces, third party business relationships and internally developed systems which might be materially impacted by Year 2000 issues. Our observations from the assessment phase during the third and fourth quarters of 1998 is that most of our telecommunications equipment and software has been purchased within the past three years and the majority is already compliant or can be made compliant with minor upgrades. We completed the assessment phase of our Year 2000 readiness in the fourth quarter of 1998.

    Remediation, Prevention and Testing Phases. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998 that was followed by an upgrade, a remediation, a prevention and a testing phase in early 1999. We believe that billing and information systems used by our ventures outside Moscow, Kiev and St. Petersburg may not be fully Year 2000 compliant, and we are reviewing these and our other computer systems to prepare for the Year 2000 date change.

    Assessment of Third Party Compliance. We believe that the potential non-compliance of third parties on whom we rely in providing our services poses a significant threat to our operations in connection with the Year 2000 problem. Although we have independent generators that could sustain our central switches for a limited period of time, a failure of the Moscow, Kiev or St. Petersburg power network for an extended period of time may result in the temporary suspension of our services if we are unable to deliver power to these switches. Not all our systems in the regions have independent generators, and a failure of the local electric networks could cause our services in these regions to be suspended until power is restored. These factors are beyond our control, and we may not be able to identify alternative means of sustaining our services in time for the Year 2000 date change. Moreover, a significant part of our network, especially the access network, is leased from third parties that may not consider the Year 2000 issue as seriously as we would like them to do. Again, the failure of these local access networks could have a material adverse effect on our financial condition and results of operation.

    Our Worst Case Scenario. Our worst case scenario would include any of the following:

    o the failure of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors;

    o a loss of interconnect capacity from one or more major suppliers of transmission capacity; and

    o our inability to record, track or invoice billable minutes which could ultimately cause us to temporarily stop carrying traffic.

    These cases would create business interruption at some of our operations and would adversely affect our revenue. For example, the Moscow power authorities have publicly stated that they do not intend to address Year 2000 issues until problems arise. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at certain of our major sites. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not have in a material adverse effect on our business, financial condition or results of operations.

    Contingency Plans. We are considering a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel or large generators should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms. Moreover, we are further limited in resources in certain geographical regions due to the market volatility and weak economies in which we have business operations.

    Costs Related to the Year 2000 Issue. We have spent approximately $350,000 for our Year 2000 compliance through September 30, 1999, and expect to spend an additional $50,000 to $100,000 through the end of calendar year 1999. In addition, we expect to spend approximately $300,000 to replace identified telecommunications equipment and software. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others, especially state agencies on which we depend for our power supplies, will not result in a material adverse effect for us.

    Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or failure by us to fully implement the planning or remediation phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition.

SPECIAL NOTE REGARDING THE RUSSIAN FINANCIAL CRISIS

    As a result of the devaluation of the ruble and the consequences of the August 1998 Russian financial crisis, our consolidated and non-consolidated entities recorded a $13.1 million pre-tax charge for the third quarter of 1998. This charge related primarily to foreign currency exchange losses of $9.6 million for ruble-denominated net monetary assets with the remainder associated with estimates for uncollectable accounts receivable of $2.2 million and unrecoverable cash deposits of $1.3 million. We do not believe that the possible loss of these cash deposits was material to our results of operations or our liquidity.

    The charge followed a monetary and financial crisis in Russia when, on August 17, 1998, the exchange rate of the Russian ruble, relative to other currencies, declined significantly. Three measures implemented by the Russian government were the immediate and primary cause of this monetary and financial crisis:

    o The Russian government suspended the repayment of domestic sovereign securities; subsequently, secondary trading in these securities was halted. Since many Russian banks had substantial investments in these securities, severe liquidity problems resulted for the banks;

    o The Russian government allowed the value of the ruble to fluctuate below the ruble/US dollar exchange rate corridor that the Russian government had previously committed to support; this represented an effective devaluation of the ruble; and

    o The Russian government imposed a 90-day moratorium on certain offshore credit repayments. The 90-day moratorium expired on November 16, 1998.

    The Russian financial crisis has adversely affected foreign investment and has contributed to the decreased demand for business services. This reduction in demand has, in turn, contributed to a significant reduction in our revenues and in the operating results of some of our largest customers. For example, Vimpelcom, a Moscow cellular provider and one of our largest customers, has recently requested a reduction in the fees paid to TCM. Revenues from Vimpelcom and its affiliates represented approximately 22% of our consolidated revenues for the nine months ended September 30, 1999 and approximately 20% of our consolidated revenues for the year ended December 31, 1998. We have agreed to a reduction in Vimpelcom's fees through the end of 1999, and we have agreed to discuss possible further reductions. These discussions may lead to a significant reduction in payments by Vimpelcom and may have a material adverse effect on our consolidated revenues. Although reduced revenues from Vimpelcom will reduce our margins in the short term, we believe that when the Moscow cellular market recovers, we should be well positioned to improve our margins by selling additional numbering capacity to Vimpelcom and by recognizing increased recurring revenue as cellular traffic increases.

    As a result of the financial crisis, we have implemented a number of measures to rationalize our operations. These measures include renegotiating settlement costs and reducing selling, general and administrative expenses, including headcount reductions. We have also recently unified our management of TCM, TeleRoss and Sovam. We believe that we will derive operational benefits from the further integration of these consolidated companies and the changes in our operations and corporate structure.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND TREASURY AND CURRENCY EXPOSURE MANAGEMENT

    Our treasury function has managed our funding, liquidity and exposure to interest rate and foreign currency exchange rate risks. Our treasury operations will be conducted within a framework of policies and guidelines that will be established and authorized by our board of directors. In accordance with our proposed policy, we do not enter into any treasury management transactions of a speculative nature.

    The ruble and the hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to hedge against further devaluation by converting to other currencies is significantly limited. Further, our ability to convert rubles and hryvna into other currencies in Russia and Ukraine, respectively, is subject to rules that increasingly restrict the purposes for which conversion and the payment of foreign currencies are allowed.

    Given that much of the operating ventures' costs are indexed to or denominated in US dollars, including employee compensation expense, capital expenditure and interest expense, we have taken specific steps to minimize our exposure to fluctuations in the appropriate foreign currency. Although local currency control regulations require us to collect virtually all of our revenue in local currency, certain ventures generally either price or invoice in US dollars or index their invoices and collections to the applicable dollar exchange rate. Customer contracts may include clauses allowing additional invoicing if the applicable exchange rate changes significantly between the invoice date and the date of payment, favorable terms for early or pre-payments and heavy penalty clauses for overdue payments. Maintaining the dollar value of our revenue subjects us to additional tax on exchange gains. Exposure on ruble cash balances has been reduced by lending cash from cash-generating operating companies to those that are able to convert and pay down dollar denominated liabilities.

    Although we are attempting to match revenue, costs, borrowing and repayments in terms of their respective currencies, we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

    We are exposed to market risk from changes in interest rates on our obligations and we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in foreign currencies which exposes us to risks associated with changes in foreign currency exchange rates. We have developed risk management policies that establish guidelines for managing foreign currency exchange rate risk and we also periodically evaluate the materiality of foreign currency exchange exposures and the financial instruments available to mitigate this exposure.

    As part of the settlement of debt in the abandoned cellular properties, the Company has issued fixed interest rate promissory notes to GTS in a total amount of $6.25 million and to an equipment vendor in a total amount of $4.75 million.

    The promissory note issued to the vendor bears interest at 14% per annum. The note is subordinated to accounts payable and senior loans and has a maturity of seven years. The Company is not required to make any payments under the note for the first eighteen-months. At its election, the vendor will have the option of selling the note to GTS at 60% of its face value, $2.85 million, during the first year after which such option expires.

    The two promissory notes issued to GTS, for $4.75 million and $1.5 million, have the same ranking, maturity, interest rate and payment terms as the $4.75 million promissory note issued to the vendor, as described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                               DESIGNATION           DESCRIPTION
                               -----------           -----------
                                   27         Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  GOLDEN TELECOM, INC.
                                  (Registrant)

                                  By:    /s/ DAVID J. WISHER
                                         ---------------------------------------
                                  Name:  David J. Wisher
                                  Title: Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Date: November 12, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27              Financial Data Schedule