Form 10-K
period 1999-12-31
GOLDEN TELECOM INC
filed 2000-03-21
CIK 1089874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27423

                              GOLDEN TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      51-0391303
          (State of incorporation)                 (I.R.S. Employer Identification Nos.)

                REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                         12, KRASNOKAZARMENNAYA STREET
                             MOSCOW, RUSSIA 111250
                    (Address of principal executive offices)

                              (011-7-501) 797-9300
                        (Registrant's telephone number)
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
   COMMON STOCK, PAR VALUE $0.01 PER SHARE                NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Golden Telecom, Inc. held by non-affiliates on December 31, 1999 was approximately $287,801,504. On March 15, 2000, there were outstanding approximately 24,080,125 shares of Common Stock of Golden Telecom, Inc.

      ITEM OF FORM 10-K                   DOCUMENTS INCORPORATED BY REFERENCE
      -----------------                   -----------------------------------
Part III, Items 10-13            Portions of the Registrant's proxy statement for the
                                 2000 annual meeting of shareholders to be held in May
                                 2000
Part IV, Item 14(c)              Exhibits in our S1 filing dated July 14, 1999 and
                                 amendments. SEC file number 333-82791
Part IV, Item 14(c) 99.1-99.2    Exhibits under the corresponding numbers in Capital
                                 International Global Emerging Markets Private Equity
                                 Fund, L.P.'s Schedule 13D filing dated December 27,
                                 1999. SEC file number 005-56995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GOLDEN TELECOM, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

ITEM 1.     Business....................................................     1
ITEM 2.     Properties..................................................    44
ITEM 3.     Legal Proceedings...........................................    44
ITEM 4.     Submission of Matters to a Vote of Security Holders.........    44

                                    PART II

ITEM 5.     Market for the Company's Common Equity and Related
              Stockholder Matters.......................................    44
ITEM 6.     Selected Financial Data.....................................    46
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    47
ITEM 8.     Consolidated Financial Statements and Supplementary
              Information for the Company...............................    64
ITEM 9.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   103

                                   PART III

ITEM 10.    Directors and Executive Officers of the Company.............   103
ITEM 11.    Executive Compensation......................................   103
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   103
ITEM 13.    Certain Relationships and Related Transactions..............   103

                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   103
SIGNATURES..............................................................   106

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     We are a leading facilities-based provider of integrated telecommunications services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. We organize our operations into two business divisions, Business Services (Items
(i) and (ii) below) and Mobile Services (Item (iii) below):

     - (i) Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev and St. Petersburg;

     - (ii) Data and Long Distance Services using a fiber optic and satellite-based network, including more than 100 combined points of presence in Russia and other countries of the Commonwealth of Independent States. Our data services product portfolio is currently comprised of;
       (a) Business to Business services, such as dedicated Internet access, web design and web hosting: and (b) Business to Consumer services, such as dial-up Internet access; and

     - (iii) Mobile Services using cellular networks in Kiev, Vladivostok and six other population centers throughout Russia. We hold an ownership interest in ventures in an additional seven regions in Russia, however we abandoned those ventures effective August 31, 1999 as part of our revised strategic plan.

     We are a 62.6% held subsidiary of Global Telesystems Group, Inc. (GTS).

BUSINESS SERVICES

     Competitive Local Exchange Carrier (CLEC) Services. In Moscow, Kiev and St. Petersburg, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design and installation of corporate networks. We offer these services through our local access networks comprising over 1,000 kilometers of fiber optic rings that are integrated with our long distance network facilities and the incumbent networks in these cities. We provide local exchange services primarily through our operating companies EDN Sovintel LLC, the CLEC Services division (formerly TCM) of TeleRoss and Golden Telecom BTS.

     Data and Long Distance Services. In major population centers throughout Russia and other countries of the Commonwealth of Independent States, we offer traditional and high-speed data services, using X.25, frame relay and asynchronous transfer mode, technologies that offer varying degrees of speed and capacity for data transmission, primarily through the Data Services division of TeleRoss (formerly Sovam). We also offer Internet services, which include Web design, Web hosting, and Internet Protocol (IP) based Virtual Private Networks
(VPN), through dedicated lines and dial-up access, with transmission through a fiber optic network leased from Rostelecom, Sonera and our satellite-based long distance network.

     In Russia, we offer international and domestic, satellite based, long distance voice services, primarily through the Long Distance Services division of TeleRoss and TeleRoss ventures.

MOBILE SERVICES

     Mobile Services. In Kiev, Vladivostok and six other metropolitan areas of Russia, we offer mobile telephony services. We provide mobile services with value-added features such as voicemail, roaming and message services on a subscription and prepaid basis, through our operating companies Golden Telecom GSM in Kiev and the Vostok Mobile ventures in Russia, including PrimTelefone in Vladivostok. In accordance with our current business strategy, we have ceased to provide further financial support to certain of the ventures in less-developed urban areas. We abandoned those ventures effective August 31, 1999 and, as a result, took a charge to earnings of $18.5 million in the third quarter of 1999.

     As a result of our strategy to operationally merge our significant Russia based consolidated entities, the formal merger of TCM and Sovam Teleport into TeleRoss operating company was completed on November 1,

1999. The following table summarizes the three business groups through which we currently conduct our operations:

BUSINESS GROUP                                              REGION OF OPERATIONS
--------------                                              --------------------
CLEC Services:
  Sovintel............................................   Moscow and St. Petersburg
  CLEC Services division (formerly TCM) of TeleRoss...   Moscow
  CLEC Services division of Golden Telecom BTS........   Kiev
Data and Long Distance Services:
  Data Services division (formerly Sovam) of             Russia and the Commonwealth
     TeleRoss.........................................   Of Independent States
  Data Services division (formerly Sovam Teleport
     Ukraine) of Golden Telecom BTS...................   Ukraine
  Long Distance Services division (formerly TeleRoss
     operating company) of TeleRoss...................   Russia
  TeleRoss ventures...................................   14 cities in Russia
Mobile Services:
  Golden Telecom GSM..................................   Kiev
  Vostok Mobile ventures..............................   7 cities in Russia

     The following table sets forth certain operating data related to our consolidated and unconsolidated business ventures:

                                                              AT AND FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
OPERATING DATA                                                 1997     1998     1999
--------------                                                ------   ------   -------
Points of Presence(1).......................................     50       79       109
Total Voice Minutes (2) (millions)..........................  269.1    340.4     311.4
  Domestic Long Distance....................................   57.1    101.6      92.3
  International Outgoing....................................   46.0     60.0      56.3
  Incoming..................................................   69.9     86.5      98.6
Dial-up Internet Access Subscribers(3)......................  3,159    4,261    18,599
Total Active Cellular Subscribers (thousands)...............   20.4     25.5      43.4
Total Employees Consolidated................................    265      515       604
Total Employees Non-consolidated............................    851      924       742

---------------

(1) A point of presence is a physical place where a carrier has placed equipment, typically a router or a switch, to allow network access.

(2) Minute data for the abandoned cellular ventures are included only in the periods ended December 31, 1997 and December 31, 1998.

(3) Internet subscribers is the number of unique users (or logins) who have logged on to the system and made a payment during the month in question, regardless of whether they are enabled or disabled at the month end. It specifically excludes "on-trial" users, free users and internal users.

          OVERVIEW OF RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS MARKETS

  Russia

     Until the early 1990s, the telecommunications network in the Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in most developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to 80 regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities, and a single long distance and international carrier, Rostelecom. The local operators, which we refer to as the local telcos, provide local exchange services for customers within their regions, but they cannot provide domestic long distance or international services. Likewise, Rostelecom is prohibited from offering local exchange and local access services. Domestic long distance calls to and from areas outside the local telcos' service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

     In September 1995, the Russian government established Svyazinvest as a holding company for the state's telecommunications assets. Svyazinvest now holds the Russian government's interests in all the local telcos, as well as Rostelecom. In July 1995, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. The Russian government has said that it intends to sell a further 25% minus two shares, but it has not yet scheduled a new tender date. Svyazinvest currently owns controlling voting interests in 84 local telcos and Rostelecom and substantial equity interests in four other local telcos, including Moscow City Telephone Network.

     Although it remains subject to certain restrictions, significant progress in privatization of the telecommunications industry in Russia has occurred. Under Russian law, state-owned enterprises within the telecommunications sector were subject to privatization but only pursuant to a decision of the Russian government in each individual case and with the state retaining a certain percentage of the stock of the privatized entity for three years, subject to extension for national security reasons. At present, virtually all the former state telecommunications enterprises have been privatized and, subject to the above restrictions, shares of the newly formed joint stock companies have been sold to the public. Also, a significant number of private operators provide a wide variety of telecommunications services pursuant to licenses issued by the Ministry of Communications.

     The disintegration of the Soviet Union and the collapse of the centrally planned economy reduced the funding available to the local telcos at a time when demand for telecommunications was increasing. The growth in the Russian telecommunications industry since the early 1990s has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by mobile telephony users. The growth in Moscow has accelerated as multinational corporations have established a presence in the capital and Russian businesses have begun to expand. The formerly state-owned local telcos, however, which generally employed an outdated, dilapidated infrastructure, could not support the requirements of high-volume consumers of sophisticated telecommunications services. As a result, the inadequacies of the existing legacy networks constructed during the Soviet era gradually became more apparent. Further, the proceeds received by the Russian government from the privatization of state telecommunications assets were not used for the infrastructure improvements required to meet increased demand. As a result, the Ministry of Communications began to issue licenses to domestic and foreign funded companies to encourage investment in the telecommunications infrastructure.

     The licensing structure adopted by the Ministry of Communications directly reflected the areas of the legacy networks in most urgent need of investment. Generally, voice and telephony licenses were issued to provide local access, local exchange, international and domestic long distance services. We are licensed through various companies to operate at each level of this hierarchy, and, as a consequence, we are able to offer an integrated service offering. Sovintel invests in and operates local access networks and an international gateway. The CLEC Services division of TeleRoss provides access in Moscow to the public local exchanges and via transmission along its alternative overlay network interconnected with public exchanges. The Long

Distance Services division of TeleRoss operates at the toll exchange level to provide domestic long distance services.

     The August 1998 Russian financial crisis severely restricted the profitability of the local telcos and their ability to make payments on liabilities denominated in foreign currencies and their ability to access new capital. The crisis has also had a negative effect on demand for telecommunications services and on the ability of our customers to make timely payments. Since the August 1998 Russian financial crisis, we have seen continued reductions in per minute tariffs, in US Dollar terms, due to ruble devaluation, competitive pressures and also following the world-wide trend of reduced tariffs. This has led to reduced revenues, however, this has also led to reduced costs as per minute settlements to be paid to other operators have also declined.

  Ukraine

     The evolution of the telecommunications sector in Ukraine is similar to that in Russia. The infrastructure is outdated, the industry is inefficient and provides low-quality services, and many tariffs are set as a result of political considerations.

     In contrast to Russia, there has been no privatization of government telecommunications organizations in Ukraine. The Ukrainian government has attempted to attract foreign investment by entering into joint ventures with foreign operators and by allowing private operators into the market. These new entrants generally provide services in the higher priced and rapidly growing service segments of the market.

     The State Committee of Communications is the regulatory body of the Ukrainian telecommunications industry. The Committee has responsibility for the management of state telecommunications holdings, licensing, and setting tariff regulations. Tariffs for line rentals, local calls and calls between and within regions are set at levels far below those which would prevail in a deregulated market. In addition, the regulator requires all telecommunications operators to invest in local access development.

     Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country, followed by Utel and several other smaller providers. Ukrtelecom was formed in 1993 as a holding company for the state's telecommunications interests, including 24 regional local telcos, two municipal telecommunications operators, and the national transmission networks, along with broadcasting, research and satellite assets. Ukrtelecom currently provides local and domestic long distance services.

     Utel was formed in 1992 as a joint venture between AT&T, Deutsche Telekom, PTT Netherlands and Ukrtelekom. Utel became the country's sole international carrier with an effective monopoly over Ukraine's international traffic. In return for this concession, Utel was required to make infrastructure investments, primarily in digital switches, throughout Ukraine. Utel today provides domestic long distance and international services. In preparation for the privatization of Ukrtelekom, the government has stated its intention to buy out its foreign partners in Utel to further enhance the value of any future privatization offering. Although price negotiations are ongoing, the foreign partners have agreed in principle to sell their interests.

     Public switched voice telephony in Kiev is delivered through a layered hierarchy similar to that used in Moscow. We use our local access network with fiber optic and copper-based facilities to connect our local customers, and we also have direct interconnection with the Kiev city telephone network.

     The Ukrainian Mobile telecoms market is currently served by five operating companies. Ukrainian Mobile Communications was the first operator to be licensed in Ukraine using NMT-450 technology, later it was also awarded a GSM-900 license. Other GSM-900 operators are Kyivstar and Ukrainian Radio Systems, also known as Wellcome. Golden Telecom Ukraine commenced operations in accordance with its GSM-1800 license in late 1996. A second GSM-1800 license was issued to Astelit in 1998 but it has yet to launch a commercial service. There is one licensed DAMPS operator in Ukraine, Digital Cellular Communications.

     For additional information regarding the matters discussed above, see "-- The Political, Legal and Economic Environments in Russia and Ukraine" and "-- Regulation".

  Our Position In The Russian And Ukrainian Markets

     Despite the difficult business environment in the countries where we operate, we believe that we are well positioned to maintain and consolidate our strong presence in the business segment of the Russian and Ukrainian telecommunications markets for the following reasons:

     - our early market entry;

     - our focus on service, quality and reliability;

     - our strong infrastructure position in Moscow;

     - the extent and quality of our existing customer base;

     - our extensive range of international, domestic and data telecommunications services; and

     - our access to capital;

     - the local market experience of our partners.

                               BUSINESS STRATEGY

     Our objective is to be the leading alternative telecommunications service provider to the business market in Moscow, Kiev, St. Petersburg and select population centers throughout Russia and other countries of the Commonwealth of Independent States. To achieve this objective, we intend to:

     - Pursue Consolidation Opportunities

          The August 1998 Russian financial crisis and its aftermath have created significant consolidation opportunities. We intend to pursue those opportunities through acquisitions that allow us to improve and expand our service offerings and maintain operational control. We will target complementary opportunities that will enable us to achieve synergies and economies of scale.

     - Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

          Corporate customers increasingly demand integrated telecommunications solutions from one-stop providers that are able to deliver a full service offering in the areas in which the corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data and systems integration services.

     - Extend Leading Position in High Growth Data and Internet Markets

          We plan to build on our position as a leading provider of data communication services in Russia and other countries of the Commonwealth of Independent States by increasing the number of network access points in our network to facilitate the growing demand for data communications. In addition, we plan to expand our Business to Business and Business to Consumer services through dedicated and dial-up Internet access and connectivity, web hosting, web design and other Internet service offerings by increasing our direct marketing efforts and through acquisitions.

     - Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

          Our network strategy has been to build and own our local exchange and customer access networks. We have typically leased digital terrestrial channels to supply our regional connectivity, supplementing these channels with satellite circuits for redundancy and remote connectivity. We intend to incrementally expand the fiber optic capacity along our heavy traffic and high cost routes, from Moscow to Stockholm in accordance with an agreement executed with Sonera and its subsidiaries, to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services.

     - Focus Operating Activities and Capital Investments in Major Metropolitan Areas

          We plan to deploy our capital investments primarily in Moscow, Kiev, St. Petersburg and other major population centers in the countries of the CIS, where demand for our services is most heavily concentrated. We also intend to consider opportunities to expand our operations in regional cities with sufficiently strong local economies, and where we believe potential exists to grow businesses, which complement our current operations.

                       CORPORATE HISTORY AND ORGANIZATION

  History

     Golden Telecom, Inc., a majority owned subsidiary of Global TeleSystems Group, Inc. (GTS), was incorporated in Delaware in June 1999 in preparation for our Initial Public Offering (IPO) which took place on September 30, 1999 and closed on October 5, 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. GTS was incorporated as a for-profit corporation in 1986 and reincorporated into a for-profit Delaware corporation in 1993. GTS was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. In most cases, GTS's Russian and other Commonwealth of Independent States businesses have been built through the establishment of joint ventures with local and foreign partners, with GTS progressively increasing its ownership. In 1995, GTS began to expand its telecommunications operations into Western and Central Europe.

  Organization

     TCM and Sovam Teleport were distinct legal entities prior to their merger into TeleRoss on November 1, 1999. TCM was integrated into the CLEC Services division of TeleRoss and Sovam Teleport was integrated into the Data Services division of TeleRoss. The Data Services division of TeleRoss also absorbed the recently acquired Internet Service Providers in Moscow and St. Petersburg, Glasnet and Nevalink, respectively. Similarly, Sovam Teleport Ukraine had existed as a distinct legal entity until Golden Telecom Ukraine acquired the business on February 8, 2000. Sovam Teleport Ukraine is currently being integrated into the Data Services division of Golden Telecom BTS.

     As the result of these recent mergers and acquisitions, we currently organize our operations into two groups: our Business Services Group and our Mobile Services Group. The Business Services Group is composed of two distinct service units: CLEC Services and Data and Long Distance Services. Our joint venture, Sovintel, and two business divisions, the CLEC Services division of TeleRoss and the CLEC Services division of Golden Telecom BTS, constitute our CLEC Service offering. Our Data and Long Distance Services are offered by the Data Service divisions of TeleRoss and Golden Telecom BTS and by the Long Distance division of TeleRoss. Our Mobile Services Group consists of Golden Telecom GSM and the seven regional Russian ventures owned by Vostok Mobile, including PrimTelefone.

     The Business Services operations in Russia and other countries of the CIS, excepting Ukraine, are undertaken primarily through Sovintel and TeleRoss. Our Business Services operations in Ukraine are conducted through Golden Telecom Ukraine. Mobile Services in Russia are offered through joint ventures partially and indirectly owned by GTS Mobile Services. Mobile Services in Ukraine are offered through Golden Telecom Ukraine.

     The following chart shows the organization and ownership of our operations:

[FLOW CHART]

                  OWNERSHIP AND CONTROL OF OPERATING COMPANIES

     Sovintel. We own 50% of Sovintel, and Rostelecom, the national long distance carrier, owns the remaining 50%. Sovintel's control structure consists of the Meeting of Participants, the Board of Directors, the Executive Committee of the Board of Directors and the Executive Directorate. Certain business decisions, including the distribution of profits and losses, require the approval of both us and Rostelecom at a Meeting of Participants. Sovintel's annual budget and business plan are adopted by its Board of Directors. Under Sovintel's charter, each partner has the right to appoint three of the six members of its Board of Directors. Rostelecom has the right to propose a candidate for the position of the General Director, and we have the right to propose a candidate for the position of the First Deputy General Director, who together constitute the Executive Directorate. In addition, we have the right to propose a candidate for the position of Finance Director.

     The Board of Directors develops the annual budget and strategic business plans and recommends acquisitions and other significant corporate actions. Certain functions of the Board of Directors, including oversight of related party transactions are delegated to the Executive Committee, comprised of one representative from each partner. Major business decisions require joint approval of both members of the Executive Directorate. The Executive Directorate oversees the daily operations of the company and leads strategic planning initiatives to be presented to the Sovintel Board of Directors. Neither we, nor Rostelecom, are obligated to fund Sovintel's operations or capital expenditures. Losses (up to the amount of their respective charter capital contributions or commitments) and profits of Sovintel are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk.

     TeleRoss. Effective November 1, 1999, we completed the legal merger of our wholly owned CLEC Services business in Moscow, TCM, and our wholly owned Data Services business, Sovam Teleport, into our wholly owned Long Distance Services business, TeleRoss. This merger allows to us to further achieve operational and financial synergies and savings particularly with regard to taxation. The history of the individual entities prior to the legal merger are as follows:

          CLEC Services division (formerly TCM) of TeleRoss. Prior to July 1998, we owned 52.64% of the holding company, GTS-Vox, that controlled 95% of TCM, our CLEC Services business in Moscow. In

     July 1998, we acquired the remaining outstanding interests in GTS-Vox and as a result owned 95% of TCM. We acquired the remaining 5% of TCM on August 16, 1999;

          Data Services division (formerly Sovam) of TeleRoss. Sovam Teleport was the subsidiary through which we conducted our data activities in Russia and other Commonwealth of Independent States countries, except Ukraine. In February 1998, we acquired the ownership interest of our former partner, thereby making Sovam a wholly owned subsidiary. Prior to February 8, 2000, we operated our Ukrainian data services business through our 49%-owned affiliate, Sovam Teleport Ukraine. Effective February 8, 2000 Golden Telecom Ukraine acquired 100% of Sovam Teleport Ukraine; and

          Long Distance Services division (formerly TeleRoss operating company) of TeleRoss. Our TeleRoss business consists of the wholly owned TeleRoss operating company, thirteen regional joint ventures in which we hold 50% ownership interests, and one wholly owned regional venture. TeleRoss operating company holds the applicable operating licenses to offer pan-Russian domestic long distance services and thereby controls rates and tariffs, billing and collections for all fourteen regional ventures. In addition, TeleRoss directly controls the activities related to remotely located very small aperture terminal (VSAT) customers. TeleRoss participates in the management of the TeleRoss ventures under the terms of their applicable foundation agreements and charters. Under most of these charters, each partner has the right to appoint an equal number of members to each venture's board of directors. The boards of directors are authorized to approve the annual operating budget, strategic business plans, and to declare dividends. The foundation agreements and charters do not have expiration dates. While we have significant influence within these ventures, decisions, including the decision to declare and pay dividends, are generally subject to our partners' approvals.

          Neither we nor our respective joint venture partners are obligated to fund operations or capital expenditures of the TeleRoss ventures. Losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk.

     Golden Telecom (Ukraine). Our total economic interest in Golden Telecom (Ukraine), consisting of two business divisions, Golden Telecom BTS and Golden Telecom GSM, held directly and indirectly, is 69%. Prior to our IPO, we owned 75% of GTS Ukrainian TeleSystems LLC which in turn owns 49% of Golden Telecom (Ukraine), and we own an additional 20% interest in Golden Telecom (Ukraine) through our wholly owned subsidiaries. As part of the IPO, an affiliate of ING Barings contributed its 25% interest in GTS Ukrainian TeleSystems LLC to a wholly owned subsidiary of Golden Telecom, Inc. upon the consummation of the IPO and received as partial consideration 420,000 newly issued shares of our common stock. An additional 30,000 shares of our common stock were issued as final settlement to the affiliate of ING Barings on March 1, 2000. Golden Telecom (Ukraine) is co-managed by us and our Ukrainian partners. We control the Board of Directors and appoint the Chief Financial Officer and a general manager for each of the business divisions. The partners appoint the General Director. On February 8, 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, which will be integrated into the Data Services division within Golden Telecom BTS. The remaining 1% is owned by a Golden Telecom, Inc. subsidiary.

     Vostok Mobile. We own 100% of Vostok Mobile, a Netherlands registered holding company, which in turn owns between 50% and 100% of our regional cellular operators in Russia. We currently have ownership in fourteen Russian regional cellular operators, however, seven of these ventures were abandoned effective August 31, 1999. In PrimTelefone, we have the right to appoint a deputy General Director and a Finance Director. In our other regional joint ventures, we typically exercise joint control with our partners through the Board of Directors. While we have significant influence within these ventures, a number of major decisions, including the decision to declare and pay dividends, generally require our partners' approvals.

     Neither we nor our respective joint venture partners are obligated to fund operations or capital expenditures of the Vostok Mobile joint ventures. Losses and profits are allocated to the partners in accordance with their ownership percentages, in consideration of funds at risk.

                                 CUSTOMER BASE

     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 37% of our consolidated revenues for the year ended December 31, 1999. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 21% of our consolidated revenues for the year ended December 31, 1999. No other customer, except for Sovintel, which accounted for approximately 9% of our consolidated revenues, accounted for over 5% of our consolidated revenues for the year ended December 31, 1999. We provide services to our largest customers, including Vimpelcom and Sovintel, pursuant to agreements which specify the services we must maintain for these customers, and the tariffs that we charge for these services. Our principal customer segments are:

     Corporate Network Customers. Corporate network customers are typically large multinational or Russian companies which require the full range of voice and data services in several cities across Russia and other countries of the Commonwealth of Independent States. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and ability to design, install and maintain local area and wide area networks. These customers are willing to make longer term commitments to integrated one-stop providers in exchange for increased levels of service.

     Corporate End-Users. Corporate end-users are foreign and Russian enterprises with centralized operations, either in Moscow or in the regions. These corporate end-users also require a full range of voice and data services, but are more likely to purchase distinct services from separate suppliers based on price. We attempt to acquire business from corporate customers by providing superior technology, service levels and pricing.

     Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including the Moscow overlay operators, alternative regional fixed-line operators and the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes are large. Voice telephony is a commodity for the customers in this segment.

     Cellular Operators. Cellular operators are heavy consumers of our local exchange capacity in Moscow because each cellular customer requires a unique telephone number, which has made cellular operators important contributors to our revenue. In contrast, our corporate customers may require only one port, which can serve multiple end-users.

     Mass Market. We define the mass market as those customers who require calling cards or dial-up Internet access. This market segment is increasingly price-sensitive, but quality of service is also important, particularly in the Internet access business. In some select regions, we also offer cellular services to the high-end mass market, where price has also become a prime decision factor.

                         REVIEW OF OPERATING COMPANIES

     This section provides a more detailed review of our business on a company-by-company basis.

  Sovintel

     Sovintel is a competitive local exchange carrier that has constructed and operates a fully-digital overlay network in and around Moscow. Sovintel has a limited network in St. Petersburg that is interconnected to Sovintel's Moscow network to support new business customers and Sovintel's Moscow clients. Sovintel services approximately 50,000 telephone numbers for business customers and cellular providers. As of December 31, 1999, Sovintel had 328 employees.

     The following table sets forth certain operating data related to Sovintel's operations:

                                                          AT AND FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           1997      1998      1999
                                                         --------   -------   -------
International Outgoing Number of Minutes (thousands)...    43,664    54,075    46,289
  Average Rate Per Minute..............................  $   1.12   $  0.96   $  0.74
Incoming Number of Minutes (thousands).................    43,626    25,925    26,280
  Average Rate Per Minute..............................  $   0.30   $  0.28   $  0.22
Domestic Long Distance Outgoing Number of Minutes
  (thousands)..........................................    26,606    45,152    39,913
  Average Rate Per Minute..............................  $   0.52   $  0.44   $  0.32
Moscow (Local) Cellular Number of Minutes
  (thousands)..........................................   118,447    88,058    39,430
  Average Rate Per Minute..............................  $   0.08   $  0.08   $  0.07
Ports
  Number of Ports (cumulative).........................    43,976    54,776    49,890
Number of Private Line Channels (cumulative)
  International........................................        39        50        48
  Inter- and Intra-City................................       405       577       858
Equipment Sales (in thousands, approximate)............  $  3,400   $ 4,400   $ 2,700

     Services and Customers

     Local Access Services. Local telephone services are provided through the interconnection of Sovintel's fiber optic ring with the switches of the CLEC Services division of TeleRoss, MTU-Inform and other competitive local exchange carriers that operate in Moscow. These switches provide access to local telephone services through interconnections with the local public telephone network and with the principal Moscow cellular providers.

     International and Domestic Long Distance Services. Sovintel provides domestic long distance services primarily through Rostelecom's network or through the TeleRoss long distance network. Sovintel provides international services primarily through its international gateway, which transmits international traffic through dedicated channels leased from Rostelecom.

     When an international call is placed to one of Sovintel's customers which uses a number acquired from and serviced by the alternative local exchange providers, TCM or MTU-Inform, the calling party has the option of dialing through either the public city code (095) or Sovintel's exclusive city code
(501). When a caller chooses to dial through the 501 code, the call is connected directly to Sovintel's dedicated network and can thereby avoid the frequently congested public international and domestic long distance networks. Sovintel receives a settlement from international carriers for calls routed through its 501 city code. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through Sovintel's 501 city code, or through least-cost routing. Sovintel attempts to direct international traffic through particular foreign operators so as to balance the settlements paid to and received from foreign operators. Thereafter, Sovintel directs all international outbound switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

     Data Services. Sovintel provides high-speed data services through interconnection with the Data Services division of TeleRoss network and through its own Moscow city data network. These services include a private line service, an integrated voice and data integrated services digital network (ISDN) connection, Internet, frame relay and asynchronous transfer mode service. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs, such as large data providers.

     Equipment Sales. As part of its integrated service offering, Sovintel distributes equipment manufactured by Nortel Networks. Sovintel installs and maintains Nortel Meridian One products, Norstar key system, Mercator PBXs and the Magellan DPN and the Passport lines of data equipment. Sovintel's technicians have been trained to install, configure and maintain all the products that it sells to its customers. These services enable Sovintel to maintain close customer contact, helping Sovintel to market additional services and enhance customer retention.

     Sovintel's customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     Marketing and Pricing

     Sales to customers are made through a direct sales force consisting of 24 account managers in Moscow and St. Petersburg, supervised by an expatriate commercial director. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and user training. Sovintel's sales and marketing personnel receive various financial incentives through a combination of salary, commissions, bonuses and benefits. Sovintel offers one of the broadest range of products among alternative providers, and frequently releases new products and enhancements to existing products in order to strengthen its market position. In addition, Sovintel trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe Sovintel has earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.

     Sovintel prices its services at a premium to those offered by the national monopoly operator and competitively with other alternative service providers within the market. Sovintel offers customers volume discounts for exceeding certain defined revenue thresholds. Although Sovintel publishes standard tariffs, it does not require regulatory approval to change its tariffs.

     Competition

     Sovintel competes principally on the basis of price, network quality, customer service and range of services offered. While Sovintel has a leading position in the corporate market, it faces significant competition from other service providers, including:

     - Rostelecom, the Russian national international and domestic long distance carrier;

     - Comstar, a joint venture between GPT Plessey and Moscow City Telephone Network;

     - Combellga, a joint venture among Alcatel, Belgacom and Comincom;

     - Global One, a subsidiary of the international venture Global One;

     - TelMos, a joint venture among Moscow City Telephone Network, Rostelecom and AT&T;

     - MTU-Inform, a company currently controlled by Sistema;

     - Petersburg Telephone Network, the incumbent local operator in St. Petersburg; and

     - Peterstar, an affiliate of PLD Telekom, which was acquired by the Metromedia International Group, Inc. on September 30, 1999.

     All the companies listed above provide Internet solutions, and some also offer limited data transmission. Of Sovintel's competitors, Global One is a market leader in Moscow in the data services market. Numerous small and medium-sized Internet service providers compete for the corporate end-user market.

     Several smaller operators also compete for niche markets in Moscow. These include Direct Net, for international voice and data, Corbina, a reseller, and Aerocom, a reseller and an operator of pay phones.

  CLEC Services division (formerly TCM) of TeleRoss

     TeleRoss operates an integral part of our competitive local exchange carrier services in Moscow through its division that absorbed TCM in the recent merger of TCM into TeleRoss. Its infrastructure is integrated into the Moscow city incumbent telephone network at 64 transit and local exchanges allowing it to deliver traffic within the local public network. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have invested in the infrastructure necessary to construct 100,000 ports, each corresponding to a unique telephone number. We are currently constructing an additional 50,000 ports of which 5,000 are complete with the balance expected to be completed by the end of the third quarter of 2000.

     Services and Customers

     Local Access and Operating Services. Through this division of TeleRoss we provide carriers with telephone numbers, ports and interconnectivity to the Moscow city telephone network through its local gateway. Access to the Moscow city telephone network provides customers with a high-quality network and a broad range of services. These services are complemented by additional value added services such as conference call facility, unified messaging and call forwarding.

     The divisions' customers primarily consist of cellular operators and fixed-line operators.

     Pricing

     For each port customers have, in the past, paid a one-time port fee, a flat monthly fee and per minute charges based on usage. However, recent pricing trends are reflected in an increased emphasis on per minute charges based on usage. These usage charges are collected by the individual carriers and a portion of the charges are paid to TCM in accordance with settlement agreements.

     Competition

     The division's main competitor is MTU-Inform, a Moscow City Telephone Network affiliate that, until August 16, 1999, had been a 5% shareholder in TCM.

  Data Services division (formerly Sovam) of TeleRoss

     The Data Services division of TeleRoss provides data transmission services, dedicated and dial-up Internet access, Internet on-line services and information services. We use leased capacity on satellite and land-based networks to provide these data services in 70 cities in Russia, 18 cities in Ukraine and 10 cities in Kazakhstan, Azerbaijan, Georgia, Uzbekistan and Belorussia to create wide area networks. Through reciprocal cooperation agreements with other international operators, the division provides connectivity and delivery through its Commonwealth of Independent States-based network.

     The following table sets forth certain operating data related to this division's operations:

                                                            AT AND FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1997     1998     1999
                                                            ------   ------   -------
DATA SERVICES
Percentage of Total Division Revenue......................      81%      84%       83%
Number of Customers.......................................   1,571    1,460     1,832
Average Revenue Per Month Per Customer....................  $  728   $1,095   $ 1,182
Number of Cities in Service...............................      30       54        76
Equipment and Hardware Sales
  Percentage of Total Division Revenue....................       8%       5%        3%
Dial-up Internet Access Service
  Percentage of Total Division Revenue....................      11%      11%       14%
Number of Subscribers(1)..................................   3,159    4,261    18,599
Average Revenue Per Month Per Subscriber..................  $   64   $   63   $    27

---------------

(1) Internet subscribers is the number of unique users (or logins) who have logged on to the system and made a payment during the month in question, regardless of whether they are enabled or disabled at the month end. It specifically excludes "on-trial" users, free users and internal users.

     Services and Customers

     Data Transmission Services. The Data Services division of TeleRoss offers traditional and high-speed data communications services, using X.25, frame relay and asynchronous transfer mode technologies, to business customers who require wide area networks to link computer networks in geographically dispersed offices. Its major customers are large multinational corporations, financial institutions and professional organizations. These customers require an integrated product offering, including network access and hardware and software solutions featuring installation, configuration and maintenance.

     Private Line Services. This division provides private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for voice and data applications.

     Information Services. We offer a variety of information services addressing the needs of professional markets. Today, these services address primarily the banking and financial industries with products such as S.W.I.F.T., Reuters, Bloomberg and MICEX (Moscow Interbank Currency Exchange).

     Internet Services. We serve the professional Internet market with dedicated access to our Internet transmission network. This division also offers dial-up services, which consist of Russia-On-Line, a business we developed internally that targets the higher end of the market, Glasnet, acquired June 30, 1999 a business that targets mass market consumers and Nevalink, a small service provider in St. Petersburg, which we acquired on December 1, 1999. Russia-On-Line is the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. This service is distributed through our domestic long distance infrastructure, and provides customers with access to the Internet, as well as an array of proprietary Russian and English language information services, such as news and radio. As of December 31, 1999, the Data Services division of TeleRoss had 18,599 dial-up Internet subscribers.

     In addition to Internet access services we offer web design, web hosting and Internet Protocol (IP) based Virtual Private Networks (VPN) and intend to increase our market position in these services to other Internet related products and services with a focus on two potential customer bases:

     Business to Business Services (B2B): In conjunction with our goal of increasing our web design capabilities, we plan to reinforce our market leadership position in web hosting through the construction of a Managed Data Center. The Managed Data Center will also facilitate our entry into the Application Service Provisioning (ASP) market. ASP refers to the technique whereby application software and the related data files are maintained by us on one of our servers on behalf of a client. Access to the application and data is achieved through the Internet. We are currently undertaking ASP trials and are in discussion with a number of potential customers and partners for this type of application. The ASP market, which addresses B2B customer needs, is expected to grow rapidly across Western and Eastern Europe and we aim to be the market leader in this new segment of the communications industry.

     We are well positioned to build upon our existing large base of corporate networking clients and dedicated Internet access customers to increase our value added Internet services.

     Business to Consumer Services (B2C): We will augment our dial-up Internet access service with a strong focus on the Internet advertising market. Portal development is a key element of our strategy and we intend to devote significant resources to attracting and retaining visitors to our portals and content sites.

     Voice over Data Services. Our initiated voice over frame relay services for private line customers that desire to reduce their long distance charges. Voice over frame relay involves "packetizing" voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be "de-packetized" at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas.

     Equipment Sales. As part of its integrated service offering, this division distributes, installs, configures and maintains the equipment and software necessary to support the data requirements of its customers.

     This divisions' data customers primarily consist of corporate network and corporate end-user customers. We also provide dial-up access to mass-market consumers (B2C) and dedicated access to corporate end-users.

     Marketing and Pricing

     The Data Services division of TeleRoss, combined with the Long Distance Services division of TeleRoss, share a dedicated sales force in Moscow, Kiev and St. Petersburg, consisting of approximately 46 sales and account managers who have financial incentives comparable to the sales account managers of Sovintel. In addition to direct sales, our Internet access packages are distributed in Moscow through large retailers. In the regions, TeleRoss and its venture partners market the Data Services division's data product portfolio which helps build cooperation with our local joint venture partners, who do not have the capability to offer a comparable range of data services, and increase the customer base of both the Data and Long Distance Services divisions of TeleRoss.

     We price data services on a two-tier structure with high-volume users generally negotiating a monthly flat-rate fee and lower volume users paying a volume-based fee. Dial-up and dedicated Internet access customers pay a fixed monthly access charge plus an additional volume-based fee in an increasingly competitive market. We have recently introduced a series of prepaid cards, which entitle the holder to utilize a certain amount of hours of dial-up Internet access.

     Competition

     Global One and Rostelecom are our primary competitors in the data services market. Cityline and MTU-Inform are the divisions' primary competitors in the Internet service provider market.

  Long Distance Services division of TeleRoss (formerly TeleRoss operating company)

     The Long Distance Services division of TeleRoss operates a pan-Russian, satellite-based, domestic long distance network and, in cooperation with fourteen regional joint ventures, is a provider of local access, international and domestic long distance services in the cities where the joint ventures are located. The satellite-based network is comprised of regional earth stations and VSATs supporting our long distance activities. Joint venture partners provide local access in the cities where TeleRoss operates.

     The following table sets forth certain operating data related to the divisions' operations:

                                                           AT AND FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
Domestic Minutes (thousands)............................   23,233    40,332    39,137
  Average Rate Per Domestic Minute......................  $  0.63   $  0.46   $  0.15
International Minutes (thousands).......................      744       982       776
  Average Rate Per International Minute.................  $  2.47   $  1.87   $  0.82
Number of Cities Served.................................       14        15        15
Private Lines
  Number of Dedicated Channels..........................       60       112       100
  Average Price Per Channel.............................  $ 4,140   $ 2,599   $   421
VSAT Services
  Number of Active VSATs................................       24        18        14
  Average Revenue Per Active VSAT Per Month.............  $ 8,324   $13,393   $ 6,207

     Services and Customers

     Public Switched Voice Telephony Services. The division provides switched voice services to its customers through local city switches connected to its earth stations and leased intercity fiber optic lines. When a customer in one of its fourteen TeleRoss regions makes a domestic long distance or an international call, it is typically transmitted to our Moscow hub by satellite. The call is then connected to the customer's destination through a land-based line that it operates, through the Rostelecom network, or, for international calls, through our Sovintel international gateway. Telecommunications operators also rely on TeleRoss ventures to provide data and voice transmission.

     VSAT Services. We offer VSAT service to its customers located in remote areas that cannot be physically connected to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. The VSAT service connects these customers directly to TeleRoss's Moscow-based hub through a VSAT antenna installed at the customer's location using TeleRoss's satellite transmission facilities.

     Our customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     Marketing and Pricing

     The Long Distance Services division of TeleRoss and its regional ventures typically employ a direct sales force to market to corporate end-users. This sales force is combined with the data services division and consists of approximately 46 sales and account managers. In addition, a team of three regional sales managers are responsible for supporting the regional sales force and maintaining relations with our regional partners. We have introduced sales incentive plans to the regional ventures but depends on these ventures to implement these plans.

     TeleRoss's regional ventures are increasingly driven by their corporate network customers, who require uniform solutions for their wide area networks. While pricing remains a factor, this customer segment places more value on network coverage, reliability and ability to design, install and maintain local area and wide area networks. These customers often require integrated solutions, including data services to connect different offices. Local telcos often cannot provide the required solutions, and we can adjust our prices to reflect the integrated services that we provide.

     Competition

     Rostelecom and Global One are the principal competitors to the Long Distance Services division of TeleRoss. Rostelecom provides similar services in all regions where we operate. Global One provides integrated voice and data services in a limited number of regions.

  Golden Telecom (Ukraine)

     Golden Telecom (Ukraine) has two operating divisions: CLEC and Data Services, which operates under the name Golden Telecom BTS, and Mobile Services, which operates under the name Golden Telecom GSM. Golden Telecom (Ukraine) has an agreement with the local telco in Kiev under which the local telco has allocated 100,000 local numbers to Golden Telecom (Ukraine). These numbers are integrated into the local public telephone network and are allocated in exchange for certain contributions provided by Golden Telecom (Ukraine) to upgrade the local infrastructure. Both divisions of Golden Telecom (Ukraine) provide this numbering capacity to their customers in accordance with their respective needs. As of December 31, 1999, Golden Telecom (Ukraine) had 202 employees.

  Golden Telecom BTS

     Golden Telecom BTS, our Kiev-based competitive local exchange carrier, has constructed a 123 kilometer fiber optic network that is interconnected to the local public telephone network in Kiev and to our international gateway. As of December 31, 1999, Golden Telecom BTS serviced over 2,200 telephone numbers for business customers.

     The following table shows certain operating data with respect to Golden Telecom BTS, which commenced service during 1997:

                                                           AT AND FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1997     1998      1999
                                                           ------   -------   -------
International
  Number of Minutes (thousands)..........................     927     2,710     3,041
  Average Rate Per Minute................................  $ 1.63   $  1.50   $  1.20
Domestic Long Distance
  Number of Minutes (thousands)..........................     648     3,280     5,264
  Average Rate Per Minute................................  $ 0.12   $  0.11   $  0.11
Local Service
  Number of Minutes (thousands)..........................   3,333    14,323    22,991
  Average Rate Per Minute................................  $ 0.02   $  0.01   $  0.01
Number of Ports in Use...................................     751     1,703     2,287

     Services and Customers

     Local Access Services. Local access services are provided through the connection of customers to Golden Telecom BTS's fiber network which interconnects to the local public telephone network in Kiev.

     International and Domestic Long Distance Services. Golden Telecom BTS terminates incoming traffic from foreign operators destined for Kiev and Odessa through its gateway switch in Kiev. Traffic destined for cities other than Kiev and Odessa is routed through the national carrier. Outgoing international traffic is routed to other international operators according to least-cost routing.

     Golden Telecom BTS offers domestic long distance services throughout Ukraine through interconnection with Utel. However, it recently acquired an intercity operator's license allowing it to offer domestic long distance services directly. Golden Telecom BTS is considering the development of a network with direct interconnection with local operators in five principal population centers in Ukraine outside Kiev. Domestic long distances services from Kiev to Odessa are currently provided through infrastructure leased from the national long distance carrier, Ukrtelecom, and the Odessa local telco.

     Data Services. Golden Telecom BTS provides a private line service, an integrated voice and data ISDN connection, frame relay and asynchronous transfer mode service. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs.

     Information Services. We offer a variety of information services addressing the needs of professional markets. The Data Services division of Golden Telecom BTS carries airline reservations systems.

     Golden Telecom BTS's customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     Marketing and Pricing

     Golden Telecom BTS positions itself as a premium service provider to businesses, emphasizing the quality and reliability of its services. Sales to our customers are made through a direct sales force consisting of eight account managers in Kiev. Our direct sales force employees are incentivized through salary, commission and bonuses.

     Although Golden Telecom BTS prices switched voice services at a premium to Ukrtelecom and other lower priced providers, it makes use of a lower billing increment, volume discounts and agency fees to compete for corporate network and corporate end-user customers. As a carrier for other telecommunications operators, however, Golden Telecom BTS adopts a more aggressive pricing structure than the incumbent operators in order to attract cellular and smaller public switched telecommunications network (PSTN) operators.

     Competition

     In Kiev, Golden Telecom BTS competes with Ukrtelekom, the incumbent operator, and Utel, which handles mostly long distance and international traffic. Golden Telecom BTS believes that because of its early market entry and its ability to provide both international, domestic and local access, it has a leading position in the high end segments of the corporate market.

     In Ukraine, the fixed-line operators market is dominated by Utel, although Golden Telecom BTS is seeking to increase its share of this market, especially by carrying international outgoing traffic from independent telecommunications operators, including cellular companies.

  Golden Telecom GSM

     Golden Telecom GSM operates a cellular network using GSM-1800 cellular technology in the city and the region of Kiev, where its network covers an area with a population of approximately 2.7 million people. Golden Telecom GSM began cellular operations in accordance with a license, which allowed it to offer services in Kiev and the Kiev region. Golden Telecom GSM recently acquired a national GSM-1800 license. Golden Telecom GSM plans to commence operations in Odessa in the third quarter of 2000 and is exploring the possibility of expanding its operations in other major cities in Ukraine in accordance with the terms of this license.

     Services and Customers

     Mobile Services. Golden Telecom GSM provides two types of mobile services to its clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international access and value-added services such as voicemail, call forwarding, and conferencing. International roaming services with 53 operators in 39 countries are available to customers who subscribe to the expanded service offering.

     Golden Telecom GSM's customers consist of a broad spectrum of private and corporate users representing primarily the high-end mass market and business customer segments.

     Marketing and Pricing

     Golden Telecom GSM's network uses the widest frequency bandwidth of all cellular operators in Kiev, allowing it to deploy a high quality network throughout the city and thus market itself as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, Golden Telecom GSM focuses on providing a flexible and competitive tariff structure at a slight premium to other operators reflecting the high quality of its service. Golden Telecom GSM targets two markets for its services. The subscription service is marketed as a high-quality service to private and business users providing clients with flexible tariff plans and a variety of value-added services. The prepaid package is targeted at younger, entry-level users, offering them mobile services without fixed contracts or monthly fees and with control over their expenditures. Golden Telecom GSM makes wide use of advertising and brand promotions in order to maintain its core customer base.

     Competition

     The Ukrainian cellular market is very competitive. Ukrainian Mobile Communications, Kyivstar GSM (Kyivstar) and URS operate GSM-900 networks in Kiev. Ukrainian Mobile Communications and Kyivstar offer roaming services in major cities within Ukraine, including Kiev. Ukrainian Mobile Communications also operates a NMT-450 network throughout Ukraine. DCC operates an AMPS-800 network in Kiev and other regions in Ukraine.

  Vostok Mobile

     Vostok Mobile is a holding company through which we operate six ventures that have deployed cellular networks based on AMPS-800 technology primarily in Western Russia. Vostok Mobile also holds our interest in PrimTelefone, a venture that has deployed a cellular network based on NMT-450 technology in Vladivostok and the Primorski region of Russia. PrimTelefone also holds a license to operate a cellular network based on the GSM-1800 technology in the Russian Far East. We are currently reviewing plans for the deployment of this technology.

     Restructuring of Certain Cellular Ventures

     In the third quarter of 1999 we determined that the allocation of sufficient resources to support seven of our cellular ventures, which are not material to our financial condition or results of operations, was inconsistent with our strategic plans. We therefore do not intend to provide any further financial assistance to certain cellular ventures, other than the assumption of certain debt obligations, and we are seeking to sell or otherwise dispose of our ownership interests in these assets in furtherance of our plan of abandonment. We have taken a charge to earnings of $18.5 million in the third quarter of 1999. We will continue to support only those cellular ventures where the allocation of financial, operational and management resources is consistent with our strategic plans.

     Services and Customers

     Vostok Mobile ventures offer basic mobile telephony services and value added enhanced services such as voicemail and call forwarding.

     Customers of the Vostok Mobile ventures consist of high-income individuals and corporate end users.

     Marketing and Pricing

     In the regions operating in the AMPS-800 standard, Vostok Mobile's marketing efforts have focused on the branding of its trade name, Unicel, which is marketed and promoted at the local level by the joint ventures. By promoting the Unicel trade name, local ventures can emphasize their relationship with the other Unicel joint ventures, allowing customers to view these ventures as integrated parts of a larger cellular organization. Each venture employs a commercial director who is responsible for sales and marketing and oversees a sales force of between two and four individuals.

     The AMPS-800 ventures generally offer at least two tariff plans, a standard tariff plan and a premium tariff plan. The standard tariff plan typically provides for a monthly fixed fee, a small amount of a free airtime and a per-minute fee. The premium tariff plan typically provides for a monthly fixed fee, a larger amount of free airtime and a discounted per-minute fee. Most plans price late night and weekend calls at off-peak rates.

     PrimTelefone markets itself under its company name as the leading operator in Vladivostok and the Primorski region of Russia. To complement its mobile services offering, PrimTelefone offers prepaid or payment cards and domestic roaming in cooperation with other operators using the NMT-450 standard. PrimTelefone offers several tariff plans, including the business premium, corporate, standard and economy plans.

     Competition

     Vostok Mobile is experiencing increased competition in the regional cellular market and expects this competition to intensify. Each region in which the cellular joint ventures operate is permitted to have at least five licensed operators, including one operator for each of the Advanced Mobile Phone System
(AMPS), Nordic Mobile Telephone System (NMT) and Global System for Mobile Communications (GSM) cellular standards and two operators in the Digital Cellular System (DCS) cellular standard. Although not all the licensed entities have started operations, each of our mobile ventures face competition from at least one active operator, including Sotel, a loosely affiliated group of operators in the federal NMT standard, Vimpelcom which operates networks of various standards in numerous regions and Russian Telephone Development Company, a subsidiary of Deutsche Telecom AG, which owns interests in cellular ventures throughout Russia.

     Mobile Services Operating Data

     The following table sets forth selected operating data for our Mobile Services business group (Golden Telecom GSM and Vostok Mobile).

                                                     AT AND FOR     AT AND FOR     AT AND FOR
                                                      THE YEAR       THE YEAR       THE YEAR
                                                       ENDED          ENDED          ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COUNTRY                                                 1997           1998           1999
-------                                             ------------   ------------   ------------
RUSSIA(1)
  Number of active subscribers at end of period...     13,733         11,152         17,868
  Average monthly revenue per subscriber(2).......    $   223        $   177        $    89
UKRAINE
  Number of active subscribers at end of period...      3,664         10,395         25,496
  Average monthly revenue per subscriber(2).......    $   173        $   165        $    79
TOTAL/AVERAGE
  Number of active subscribers at end of period...     17,397         25,515         43,364
  Average monthly revenue per subscriber(2).......    $   215        $   173        $    85

---------------

(1) The data shown does not include the abandoned Vostok Mobile ventures.

(2) Calculated as total venture revenues divided by the average number of subscribers in the period.

VOICE AND DATA NETWORK FACILITIES

     Our telecommunication networks reflect the licensing regime adopted by the Ministry of Communications and its successor agencies and consist of technologically advanced systems designed for businesses and other high usage customers. We own the electronic hardware and software elements of the network, including transmission equipment, and depending upon economic and strategic criteria, we own or lease the network transport elements.

  Metropolitan Area Networks

     In Moscow, Kiev and St. Petersburg, we operate metropolitan area networks
(MANs) through Sovintel, the CLEC Services Division of TeleRoss (TCM) and Golden Telecom (Ukraine). In each of these locations, we own or lease local access lines and private branch exchanges (PBXs), local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone. Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow city public telephone network. The elements of this Moscow MAN operated by Sovintel and TCM include the following facilities:

     - Access lines supporting approximately 55,000 local access numbers connecting approximately 2,500 buildings to more than 400 PBXs. These PBXs are often located on customer premises, to distribute advanced telephony services in those premises to the end-users. These PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network;

     - A network of 16 hub PBXs connected to the fiber optic network, complemented by a Nortel DMS 100E local switch with advanced functionality. These hub PBXs act as traffic aggregators for our 400 PBXs;

     - Fiber optic Synchronous Digital Hierarchy rings of over 750 kilometers that carry our traffic between our network elements. This network connects us to major office buildings, hotels, business centers, and factories and is co-located with 22 central offices of Moscow City Telephone Network, where we have access to copper wire facilities. The copper wire facilities are used in circumstances where a customer's requirements do not justify the immediate investment in fiber optic facilities;

     - A Nokia DX200 local and tandem switch, with 100,000 operational local numbers and an additional 50,000 local numbers under construction, is interconnected to the local public switched telephone network via the backbone fiber optic network and leased channels; and

     - A fiber optic backbone network based on Synchronous Digital Hierarchy technology, consisting of approximately 450 kilometers of fiber optic cable in service. Our network interfaces with over 70 local/ tandem switches of the Moscow public telephone network and Rostelecom's long distance and international network to provide full interconnectivity between the Nokia DX200 tandem switch and the public switched telephone network.

     Sovintel provides local access for our data service offering in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks in cases where our data customers are not otherwise on our network. In these circumstances, involving approximately half of our Moscow data customers, we lease local access from Moscow City Telephone Network, Combelga, Macomnet, Golden Line and other competitors. Thus, our customers for data services may use the same local access as provided by their voice service providers.

     Sovintel's St. Petersburg network consists of two hub PBXs interconnected to the St. Petersburg public telephone network through St. Petersburg City Telephone Network, with capacity for 2,000 local numbers, and twenty PBXs that are installed on customer premises and within business centers. We have constructed approximately 122 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network.

     In Ukraine, Golden Telecom (Ukraine) provides local exchange carrier services through our MAN in Kiev. Golden Telecom BTS provides last mile connections (both copper and fiber optic) from three large PBX switches acting as central offices in the city and a large quantity of smaller PBXs. In Kiev, we have constructed a 123-kilometer fiber optic ring consisting of a main loop and two sub-rings. We plan to extend the total fiber optic network to serve additional customers. We have also constructed a data network consisting of seven data switches.

     We offer combined voice and data services with access to the local public switched telecommunications network (PSTN) in 16 different major metropolitan areas in Russia through our Data and Long Distance Services divisions of TeleRoss. Depending on the region, we have between 100 to 500 local lines in service, for a total combined capacity of approximately 4,000 lines. Last mile access to the customers is usually provided through leased copper or fiber optic lines.

     The Data Services division of TeleRoss (Sovam) also employs dial-up Internet access servers using approximately 850 dial-up lines in 38 cities in Russia Ukraine, Kazakhstan and Uzbekistan, allowing our customers to get Internet access through a local call. This dial-up roaming service is also available in over 80 countries through the international data-roaming entity, GRIC dial. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and internationally, call a local access number, and access the Internet. This service may further expand with the development of our network.

  International Networks

     Sovintel and the Long Distance Services division of TeleRoss provide international switched voice services in Russia using leased transmission capacity that they obtain from Rostelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, Golden Telecom (Ukraine) leases capacity from Ukrtelekom for domestic segments and international operators for international segments. We operate two international gateway switches. One switch, Sovintel's Nortel DMS 300, is located in Moscow, and the other international gateway switch, Golden Telecom (Ukraine)'s Siemens EWSD, is in Kiev. These international gateway switches carry our international switched voice traffic to international operators with which we have interconnect and settlement agreements.

     The Data Services division of TeleRoss uses Nortel asynchronous transfer mode Passport technology for its core data network to provide certain international private line circuits and international data transmission services, such as X.25, asynchronous transfer mode and frame relay and Cisco routers for Internet access. The Data Services Division of TeleRoss leases the domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, Ukrtelekom, Rascom and Sonera. International segments of these offerings are provided in cooperation with international operators such as Cable & Wireless, AT&T and Unisource. In Ukraine, international outgoing and incoming traffic is similarly routed by Golden Telecom (Ukraine) via fiber optic cable to GTS Wholesale Services, Cable & Wireless, Sovintel in Moscow and several other international operators. In addition to their terrestrial network, the Data and Long Distance Services divisions of TeleRoss also use satellite transmission to offer the same services between Moscow and other major Commonwealth of Independent States cities such as Almaty, Tashkent, Tbilisi and Baku.

     Additionally we have acquired STM-16 capacity (2.4 Gbps) from Moscow to Stockholm from Sonera Corporation. In Stockholm this capacity will connect directly to the Global TeleSystems (GTS) network, providing access to complementary broadband Internet and data networks in Europe and the United States of America. The capacity was acquired on February 7, 2000, through a 15 year lease agreement that approximates to an irrevocable right to use (IRU) on the Sonera fiber optic network. Initially the equivalent of an STM-1 (155 Mbps) will be activated and the capacity will be incrementally upgraded to STM-4 (622
Mbps) and finally STM-16 as required.

  Domestic Long Distance Networks

     TeleRoss has developed a land-based regional network to provide domestic long distance and data services in Russia. Its land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom. We use this land-based network primarily to serve our regional data and Internet businesses. This network currently accesses more than 100 different points of presence across Russia and in certain other large Commonwealth of Independent States cities. We may further develop our land-based network to meet the demands of our customers, especially data users.

     TeleRoss also leases capacity on a satellite transponder (72 MHZ) from Intelsat. We recently signed a five-year lease for this capacity, which expires in March 2004. The coverage area of this satellite, or "footprint", includes the full territory of Russia and other countries of the Commonwealth of Independent States. Using this leased satellite transponder, TeleRoss serves fourteen Regional Earth Stations (RESs) and 26 VSAT stations across the country. A VSAT is a relatively small satellite antenna, typically 1.5 to 5 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located. TeleRoss's central hub in Moscow interconnects with Sovintel's and the CLEC Services division of TeleRoss' Moscow-based international, domestic long distance and local facilities.

     The Long Distance and Data Services divisions of TeleRoss have developed their land-based technology in parallel with its satellite network for a number of reasons, including the following:

     - Fiber transmission is more suitable for data applications than satellite transmission because of fewer transmission delays;

     - High entry cost for VSAT technology for customers with limited capacity requirements; and

     - Because there is no "public data network", we need to establish land-based points of presence in each location where data services are required.

     We are implementing a strategy to integrate the land-based and satellite networks and to integrate the different technologies integral to each, thereby developing a single, multi-purpose network. The technologies required to carry voice over packet networks, such as voice over frame relay, voice over Internet Protocol and voice over asynchronous transfer mode, have become available and allow for such network integration. This integration may benefit us in different ways:

     - Creates a possibility to carry voice "on net" between multiple locations. This application was not possible with a satellite-only network, because the time delays in consecutive satellite "hops" are impractical for efficient communications;

     - Creates a possibility to terminate traffic in significantly more points of presence. Points of presence established originally for data services may be extended to carry voice over an interface to a local voice operator, allowing us to extend our carrier's carrier services;

     - Improves network resilience both for voice and data networks through the optimal combination of land-based fiber and satellite transport capacity; and

     - Enables us to operate an integrated network over which we could offer voice, data and Internet services.

     We have already upgraded five points of presence to carry packet switched voice, and we intend to upgrade other points of presence.

  Cellular Network

     Our cellular operations are each comprised of a mobile switching center and a network of radio base stations providing coverage to each licensed region. In most cases, base stations are interconnected via microwave transmission facilities although some are connected to their associated mobile switching centers with fiber optic or copper facilities. Our most extensive cellular networks have been deployed in Kiev and the Primorski region of the Russian Far East.

     Golden Telecom (Ukraine) operates a GSM-1800 network in Kiev and the immediately surrounding areas with a mobile switching center and 58 base stations. The network also includes various value-added service platforms offering voicemail, short message service, and prepaid cellular administration. This network provides full coverage of the city and the international airport, Borispol.

     PrimTelefone, one of our Vostok Mobile ventures, operates a NMT-450 network in Vladivostok and nine other cities in the Primorski region, including the road between Vladivostok and Ussuriisk and Valdivostok and Nakhodka. Eight base stations are deployed in the Vladivostok metropolitan area and fifteen base stations cover other cities in the Primorski region. PrimTelefone also holds a license to operate a GSM-1800 network in the Russian Far East.

EMPLOYEES

     On December 31, 1999, we and our consolidated subsidiaries employed a total of 604 full-time employees and our joint ventures employed 742 full-time employees. On December 31, 1998, we and our consolidated subsidiaries employed a total of 515 employees and our joint ventures employed 924 full-time employees. Included in the number of full-time employees were 21 and 29 expatriates as at December 31, 1999 and December 31, 1998, respectively.

     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are generally good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

      THE POLITICAL, LEGAL AND ECONOMIC ENVIRONMENTS IN RUSSIA AND UKRAINE

  Russia

     Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the Duma, and a judicial branch. Boris Yeltsin was elected to a second term as President in July 1994 but in recent years Yeltsin lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as a leading candidate for the presidential election to be held on an accelerated basis on March 26, 2000.

     Acting President Putin was appointed Prime Minister by former President Yeltsin and confirmed by the Duma on August 16, 1999. Prior to his appointment as Prime Minister, Acting President Putin served as the Head of the Russian Federal Counter-Intelligence Agency and as the Head of the Internal Controls Department of the President's Administration. Prime Minister Putin has stated that he intends to follow his predecessors' policies but with an increasing emphasis on the fight against corruption and the effective exercise of the power of the state.

     The political and economic changes in Russia over the last eight years have resulted in significant dislocations of authority. As a result of the frequent turnover at the federal government level, the continuing absence of an effective central government and direct elections at the local level, certain regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal elements have taken advantage of these dislocations. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest.

     With the frequent changes of government in Russia and the other countries of the Commonwealth of Independent States, most recently evidenced with former president Yeltsin's resignation, government policies are subject to rapid and potentially radical change. Duma elections were held in December 1999 and the political party most closely associated with the acting president Putin, Unity, scored large gains and subsequently formed an unexpected alliance with the Communist party to divide control of the Duma.

     In November 1999, claiming provocation from "Chechen terrorists," Russian military forces invaded the break-away republic of Chechnya in a revival of the civil war that raged between 1994 and 1996. The military campaign is viewed as largely successful within Russia and enjoys widespread popular support as Russian forces have destroyed Chechen strongholds and reclaimed the Chechen capital, Grozny. Some members of the international community have criticized the military campaign as unnecessarily brutal and excessive and have alleged that Russian military forces have engaged in human rights abuses.

     Legal Environment. Since the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma have been enacting piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While a rudimentary legal framework has partially developed, legislation is often inconsistent, contradictory, poorly drafted and unclear. This general characterization is particularly applicable to tax legislation. Ambiguities in the law are exploited by tax collectors struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary lacks the power necessary to enforce its judgments and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary is not unusual. Hence, in such an environment, contracts are frequently unenforceable in courts of law.

     The Duma has enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that such property is expropriated or nationalized, legislation provides for reimbursement of the value of the property and damages. However, due to the lack of state budgetary resources, experience and political will to enforce these provisions, and due to potential political changes, it is uncertain whether such protections could be enforced.

     Legislation and normative acts specific to the telecommunications industry provide a narrower legislative framework that guide our operations. Russian Federation Law No. 15-FZ, On Communications, signed by President Yeltsin on February 16, 1995 (the "Communications Law") provides a framework for the regulation of the Russian telecommunications industry.

     Pursuant to the Communications Law and subsequent governmental decrees, the Ministry of Communications (Min svyaz) is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with Min svyaz exercising responsibility over the issuance of operator's licenses and the supervision of each of those organs. The State Service for the Supervision of Communications (Gossvyaznadzor) is empowered to issue certain permits required for network operation and for the importation and use of telecommunications equipment. Gossvyaznadzor conducts periodic inspections to determine an operator's compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to recommend to Goskomsvyaz that a license should be suspended or revoked.

     The State Commission for Radio Frequencies (GKRCh) is responsible for administering the utilization of the radio spectrum. This government agency assigns and oversees the operation of radio frequencies. The State Commission for Information is charged to coordinate the development and integration of governmental and private telecommunications projects and networks. The State Commission for Electrosvyaz (GKES) is responsible for improving the legislative and regulatory base governing the telecommunication industry and for coordinating the development of different telecommunications networks.

     Pursuant to Article 15 of the Communications Law, any entity that offers any communications service must obtain the appropriate license from Minsvyaz in accordance with the Communications Law and relevant licensing regulations. In fact, neither the Communications Law nor such regulations provide clear guidelines or base standards for the issuance or extension of a license and Minsvyaz exercises broad discretion when determining whether to approve a license application and when setting the terms and conditions of the license. Telecommunications licenses are typically issued for terms between three and ten years, and are not transferable.

     Article 17 of the Communications Law provides that communications networks and facilities in Russia may be owned by legal entities and individuals acting as communications operators, including foreign organizations and individuals.
Article 18 of the Communications Law states that foreign investors may participate in the privatization of state-owned communications enterprises within limits established by relevant privatization legislation.

     In addition to telecommunications legislation, the Russian telecommunications industry is also shaped by privatization legislation and the resulting privatization of state-owned telecommunications enterprises over the last several years.

     Economic Environment. Before the August 1998 financial crisis, the Russian government and Central Bank took measures to stabilize a deteriorating economy and provide adequate liquidity, including the August 17, 1998 decision to allow the ruble's value to float between 6.0 and 9.5 rubles to the US dollar. They also imposed a 90-day moratorium on the payment of foreign exchange to meet certain obligations of Russian entities, and declared their intent to restructure the payment terms of certain treasury bills. Since then, the ruble's value declined substantially below the 9.5 ruble/US dollar floor set on that date, but since early September 1999, has settled at approximately 25-30 rubles/US dollar. As a result, our financial performance has been negatively affected.

     After the August 1998 financial crisis, the International Monetary Fund refused to rollover Russia's sovereign debt, as well as lend any additional funds, until the Russian legislature passed a package of economic reform legislation submitted by the government. Although the IMF has rolled over Russia's pre-existing financing, it has tied the release of tranches thereunder to the achievement of certain budgetary and monetary performance targets. In addition, political pressure is building to halt further disbursements until the Russian government has fully and satisfactorily accounted for the use of prior IMF funding. Meanwhile, the Russian government has concluded a restructuring agreement with the London Club and continues to negotiate with the Paris Club of creditors for a restructuring of debt Russia inherited from the former Soviet Union totaling $32.4 billion and $38.7 billion, respectively. This underscores the extent to which Russia has been dependent upon substantial financial assistance from multilateral organizations and foreign governments. In the aftermath of the 1998 crisis it remains likely that the Russian government and Russian businesses will have difficulty accessing Western financial markets for the foreseeable future.

     Lastly, Russian and other Commonwealth of Independent States businesses have a limited operating history in market-oriented conditions. Many Russian banks are undercapitalized and continue to have cash shortages. The Russian Central Bank has reduced banks' reserve requirements in order to inject more liquidity into the Russian financial system, but has stressed that it will not bail out the weaker banks. Many of these banks are expected to close over the next several years as a result of bank failure and anticipated consolidation in the industry.

     Taxes. Generally, taxes payable by Russian companies are numerous and substantial. They include taxes on profits, revenue, assets and payroll, as well as value-added tax. Russian companies within the same ownership group cannot be consolidated, and therefore, each company must pay its own Russian taxes. Because there is no consolidation provision, dividends are subject to Russian taxes at each level that they are paid. Currently, dividends are taxed at 15% and the payor is required to withhold such tax when paying dividends, except with respect to dividends paid to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. To date, the system of tax collection has been relatively ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. This history, plus the existence of large government budget deficits, raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect us.

     In various foreign jurisdictions, we are obligated to pay value-added tax on the purchase or importation of assets, and for certain other transactions. In many instances, value-added tax liabilities can be offset against value-added tax which we collect and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that we are obligated to pay additional amounts of value-added tax. In our opinion, any additional value-added tax which we may be obligated to pay would be immaterial.

     In addition, the new Tax Code authorizes Russia's regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have established a local sales tax at a rate of 4 percent.

  Ukraine

     Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia, although the position of the president in Ukraine is not as strong as in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine's first President Leonid Kravchuk led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kuchma succeeded him. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five year term in November 1999.

     Valery Pustovoitenko became Prime Minister in 1998, replacing Pavel Lazarenko who is now the subject of criminal inquiries relating to corruption and money laundering in Switzerland and Ukraine. In general, the political situation in Ukraine has remained stable since the removal of Lazarenko. Following the re-election of President Kuchma, the previously socialist/Communist dominated Parliament, the Rada, shifted to a right-wing/centrist majority. The Rada has been less combative than its Russian counterpart although it has historically been slow to support reforms The Rada experienced a period of instability in January 2000 when the continued lack of cooperation between Rada factions culminated in a protest whereby the right/center

Rada members walked out of the legislature building, elected their own speaker, and held session in another building. The stalemate ended with all Rada members reconvening in the main government assembly building.

     President Kuchma appointed the former governor to the National Bank of Ukraine, Victor Yuschenko, to the position of Prime Minister in December 1999. Prime Minister Yuschenko is known as a reformer and immediately named other reform-minded officials to key Cabinet posts.

     Legal Environment. A primary contributor to the relatively slow pace of reform in Ukraine has been the absence of a coherent and enforceable legal framework to facilitate widespread privatization of government assets. As an example, the privatization of Ukrtelecom, the State telecommunications monopoly, has been repeatedly delayed because of the absence of key laws required to enable such privatization. The new government headed by Prime Minister Yuschenko has acknowledged this deficiency and has stated its intention to address this issue. Privatization of Ukrtelecom and other government assets in the chemical and energy sectors have been identified as priorities for the year 2000.

     As with other former Soviet Republics, Ukraine is plagued with widespread corruption and criminal activity. Organized criminal groups are active throughout Ukraine. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. Although we do not believe we have been adversely affected by these activities to date, organized or other crime could in the future may have a material adverse effect on our operations and the market price of our common stock.

     Economic Environment. In September 1996 a new currency, the hryvna, was introduced, replacing the temporary karbovanets (coupons) that were in circulation following the country's independence from the Soviet Union. The National Bank of Ukraine, the nation's central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from Parliament. The government has attempted to gain more direct control and influence over the activities and policies of the National Bank of Ukraine but has yet to practically establish these controls. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. It has remained relatively stable due to support from the International Monetary Fund and World Bank although the IMF has temporarily suspended the further issuance of credits under an Extended Funding Facility citing slow reform and government restructuring. The IMF has also recently initiated an investigation of alleged improper use of funds previously given to Ukraine.

     Ukraine's fiscal budget and economic stability is dependent upon continued support from foreign lending institutions. Although negotiations with the IMF and other creditors appear to be proceeding well there can be no assurance that Ukraine will continue to receive funding from the IMF or any other lending institution. In addition, the failure of Ukraine to agree to a re-scheduling of outstanding debt repayments totaling $3.1b in 2000 may result in material and adverse impacts to our business. A restructuring plan has been proposed by the government to creditors and preliminary indications are positive. Ukraine is not seeking a write-off of any amounts and intends to repay all amounts owed.

     Taxes. The tax regime in Ukraine is similar to that in Russia, including taxes on profits, revenue, payroll, and VAT. In order to stimulate economic growth and broaden the tax base, in 1999 the Government introduced a significant reduction in payroll taxes followed by a subsequent reduction in revenue-based taxes in 2000. Despite the recent positive changes, Ukrainian tax legislation still remains unstable and unclear and, therefore, is open to broad interpretation and enforcement by tax authorities.

                                   REGULATION

     Telecommunications operators in Russia are regulated by the Ministry of Communications, Minsvyaz, and its subordinate bodies, Gossvyaznadzor and the State Radio Frequency Commission. These telecommunications authorities and their regional branches, together with certain other regional and local authorities, generally regulate telecommunications operators in their jurisdictions through their power to issue licenses and permits and conduct periodical compliance inspections.

     The Communications Law sets out a legal and regulatory framework for the telecommunications industry. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

     Minsvyaz issues licenses to provide telecommunications services on the basis of a decision by the Licensing Commission at Minsvyaz. Minsvyaz has generally issued no new licensing regulations since the enactment of the Communications Law, and in practice Minsvyaz continues to issue licenses based on the general regulations applicable to any licensing activity in Russia, except to the extent such regulations have been effectively modified by the introduction of more specific regulations covering the licensing of cellular services. According to the general licensing regulations, licenses for rendering telecommunications services may be issued and renewed for periods which range from 3 to 10 years and several different licenses may be issued to one person. Under the recently enacted cellular licensing regulations, licenses for rendering cellular services may be issued only on the basis of a competitive tender typically for longer periods which range from 5 to 15 years. Once the licenses are received, the licensee is required to register its right to hold and operate under the license with Gossvyaznadzor. Renewals may be obtained upon application to Minsvyaz and verification by appropriate government authorities that the licensee has conducted its activities in accordance with the terms of the licenses. Officials of Minsvyaz have broad discretion with respect to both the issuance and renewal procedures. The Communications Law and general licensing regulations provide that a license may not be transferred or assigned to another holder. Cellular service licenses obtained through competitive tender are freely assignable.

     Regional authorities also exercise influence in the issuance of Advanced Mobile Phone System (AMPS) licenses, partly because AMPS has been designated a "regional standard". In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

     Licensing procedures for our cellular services include frequency licensing from Minsvyaz through a two step process. A license must first be obtained from Minsvyaz for permission to operate mobile cellular services on a commercial basis in a specific standard and frequency bandwidth. Thereafter, an approval to use specific frequencies within the band must be received from the State Radio Frequencies Commission. Once the licenses are received, Gossvyaznadzor confirms the rights of an operator to offer radio frequency transmissions on specific frequencies, administers type acceptance procedures for radio communications equipment and monitors compliance with licensing conditions. Both the general and the cellular licensing regulations require us to obtain additional permits with respect to the use of equipment and the provision of services.

     It can be difficult and expensive for us to comply with applicable Russian telecommunications regulations. For example, the Communications Law provides that telecommunications in Russia are confidential and may only be intercepted by a court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the Federal Security Service, a government agency that is responsible for electronic surveillance. SORM requires telecommunications networks to facilitate monitoring of electronic traffic. However, the Federal Security Service has not finalized its technical specifications governing compliance with SORM, and there is a dispute regarding the appropriate level of technical compliance with SORM and the costs of implementing SORM facilities to monitor e-mail and Internet traffic.

     The regulatory framework governing the telecommunications industry in Ukraine, while relatively less developed and less comprehensive, is generally similar to the Russian regulatory framework. The Ministry of Communications and the position of Minister of Communications was replaced by the State Committee for Communications headed by the Chairman of the Committee, Oleg Shevchuk. A new draft of the telecommunications law has been prepared and is being reviewed by the government.

     Ukrainian legislation prohibits the establishment and operation of telecommunications ventures that are more than 49%-owned by foreign investors. We do not believe that this prohibition extends to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary. Thus, our local holding subsidiary owns another 20% of our Ukrainian operating company. In addition, the Ukrainian government imposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and as a result Golden Telecom (Ukraine) paid a one-time $2.9 million frequency license fee on Golden Telecom (Ukraine)'s frequency license. In May 1999, the Cabinet of Ministers of Ukraine passed a resolution which would, if enforced, effectively increase our monthly frequency use fees from $25,000 per month to $250,000 per month for the period July-December 1999, however, this resolution was suspended prior to implementation. Further, in November 1999 the Arbitration Court of Ukraine found the implementation of the frequency use fee to be non-compliant with Ukrainian legislation. As a result of this finding we have not paid the fee since December 1999. The final resolution regarding the legitimacy of this fee will be made by the plenum of the main arbitration court. In the meantime, we have filed a claim with the State Tax Administration and State Budget for a full refund of all frequency use fees paid to date. We cannot assure you that the final resolution reached by the arbitration court will eliminate the frequency use fees and we cannot assure you that additional fees will not be imposed in the future upon the reissuance and/or renewal of such license or for the continued use of assigned frequencies. Ukrainian international operators are also required to make yearly investments into PSTN as a condition of their international licenses.

     Our subsidiaries and ventures hold the following licenses in Russia and Ukraine, which are materially significant to their operations:

     Switched Services. In Russia, we hold two licenses for switched services. The first license was reissued to Sovintel in January 1999 and authorizes Sovintel to operate as an international overlay network with the ability to interconnect with the Moscow region and St. Petersburg PSTN. This license requires Sovintel to provide service to at least 50,000 subscribers and expires in May 2000. The second license was reissued to TeleRoss, a wholly owned subsidiary of GTS, in October 1998 for provision of intercity services in 40 regions including the city of Moscow with ability to interconnect with the PSTN. In Kiev, Ukraine, we hold a license for provision of overlay network services, including domestic and international long distance services, in the name of Golden Telecom (Ukraine) -- Business Services.

     Leased Circuits. In January 1999 Sovintel was reissued a five-year license to lease local, intercity and international circuits in the territory of Moscow, the Moscow region and St. Petersburg. The license requires Sovintel to lease no less than 2,500 circuits by the end of its term.

     Data Services. In November 1998, Sovam, which has since merged into TeleRoss, was reissued a 5 1/2-year license to provide data transmission services via a dedicated network to a number of regions covering a large portion of Russia. The license permits a network capacity of not less than 14,000 customers and allows it to interconnect with other data transfer networks in Russia. Sovam Teleport Ukraine and Golden Telecom (Ukraine) provide data services within the territory of Ukraine.

     Local Access Services. In January 1997, TCM, which has since been merged into TeleRoss, was licensed to provide local telephone service in Moscow to not less than 100,000 subscriber local access lines. The license expires in May 2006. TCM has received authorization from Goskomsvyaz to construct an additional 50,000 numbers. TCM has also completed negotiations with Moscow City Telephone Network to interconnect these numbers with the Moscow city telephone network. TCM is currently discussing with Goskomsvyaz whether an amendment to its license is necessary to add these numbers to its license.

     Mobile Services. Our Russian cellular companies have licenses, which expire on various dates between 2005 and 2008. One of the companies initially received an operating license in 1994, five companies initially received an operating license in 1995, and one company initially received operating licenses in 1997 and 1998.

     Golden Telecom GSM holds an operating license for Kiev and surrounding regions which expires in 2007. The associated frequency license expires in 2012. In addition, Golden Telecom GSM received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until 2009, as well as a frequency license for Odessa and Odessa Oblast valid until 2010.

              CERTAIN CONSIDERATIONS APPLICABLE TO OUR OPERATIONS

         FACTORS ASSOCIATED WITH DOING BUSINESS IN RUSSIA, UKRAINE AND
           OTHER COUNTRIES OF THE COMMONWEALTH OF INDEPENDENT STATES

     We generate all our revenues from operations in Russia, Ukraine and other countries of the Commonwealth of Independent States. All foreign companies operating in the Commonwealth of Independent States, including our company, face significant political, economic, regulatory, legal and tax risks, as described below.

CONTINUING POLITICAL INSTABILITY IN THE COUNTRIES WHERE WE OPERATE COULD DEPRESS FOREIGN AND LOCAL INVESTMENT AND SPENDING, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Since the dissolution of the Soviet Union in December 1991, Russia and Ukraine have been undergoing significant political and economic transformation, the result of which is a generally unstable political climate characterized by frequent changes in governments, political gridlock in the legislative process, widespread corruption among government officials and a significant rise in organized crime and other criminal activity.

     This political and economic instability in Russia, Ukraine and the other countries where we operate could disrupt the direction and the pace of political and economic reforms. Such a disruption could discourage foreign and local investment and spending, in which case demand for our services could decrease and our results of operations could deteriorate. If this were to occur, then the market price of our stock could decrease.

     In addition, a dramatic change in government policies permitting foreign investment or the privatization of the telecommunications industry could also have a material adverse effect on our operations.

ECONOMIC INSTABILITY IN RUSSIA AND UKRAINE COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND OUR ABILITY TO COLLECT ON OUR INVOICES

     After August 1998, the Russian and Ukrainian economies entered into a depression that was exacerbated by political instability. Although the political situation in Russia may have recently stabilized somewhat as demonstrated by the December 1999 Duma elections and the resignation of former President Yeltsin, if the political situations in the countries in which we operate do not stabilize and if their economies do not strengthen, we expect that demand for our services will remain depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies has also weakened the financial condition and the results of operations of many of our customers. As a result, some of these customers were unable to pay our invoices or maintain their telecommunication services, and our revenues have suffered accordingly.

     The August 1998 Russian financial crisis caused a substantial decline in the demand for our services. For example:

     - Sovintel's revenues in July 1998 were $11.8 million. In September 1998, they decreased to $10.2 million. In December 1998, revenues were $7.3 million and for December 1999 revenues were $7.5 million.

     - Sovintel logged 5.2 million outgoing international minutes in July 1998. In September 1998, outgoing international minutes decreased to 4.4 million. In December 1998, outgoing international minutes were 3.3 million and in December 1999 they were 4.8 million.

     - TCM made over 25,000 connections to the Moscow local exchange in the period from January to August 1998. For the remainder of 1998, TCM made only 100 connections. TCM's connections for the whole of 1999 were only 854.

     - Our Russian-based cellular operations had revenues of $3.9 million in July 1998. In September 1998, these revenues decreased to $1.9 million, and in December 1998, they were $1.6 million. Revenues for December 1999 were $1.5 million.

     Demand for our services may remain depressed if the Russian and Ukrainian political and economic situations do not improve.

THE RUSSIAN BANKING CRISIS COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES TO HARD CURRENCY AND MANAGE CASH FLOWS

     The Russian government's default on its obligations to make payments on its internal debt in August 1998 triggered a substantial decline in the value of the ruble and the bankruptcy of a number of prominent Russian banks and businesses. As a result, the value of the ruble against the US dollar fell significantly, and this decline has negatively affected, and continues to affect, our financial performance. Our consolidated and non-consolidated entities recorded an aggregate $13.1 million pre-tax charge in the third quarter of 1998 and $5.3 in fiscal year 1999. These charges related primarily to foreign currency exchange losses for ruble-denominated net monetary assets with the remainder associated with estimates for uncollectible accounts receivable and unrecoverable cash deposits. A further decline in the value of the ruble would negatively affect our results of operations and could require us to record another significant pre-tax charge.

     The ruble is generally non-convertible outside Russia, so our ability to hedge against further devaluation by converting to other currencies is significantly limited. Within Russia, our ability to convert rubles into other currencies is subject to rules that increasingly restrict the purposes for which conversion and payment in foreign currencies are allowed. Another default on Russia's sovereign debt could lead to greater protectionism and stricter controls on currency conversion.

     Many banks in Moscow suffer liquidity problems, and some are insolvent or in the process of liquidation. At the same time, banks outside Moscow are generally becoming more autonomous and less dependent on support from Moscow-based banks, the Russian government and the Central Bank. As a result, it has become increasingly more difficult to transfer money between local banks and Moscow banks. This difficulty has imposed additional strains on our local operations.

     We manage intercompany liquidity through a cash-collateralized debt facility offered through a Western bank operating under a Russian banking license. If we lose access to this facility or a similar hard currency facility, our ability to manage our liquidity position and foreign exchange risk may suffer.

REORGANIZATIONS OF THE RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS INDUSTRIES MAY INCREASE COMPETITION

  Russia

     The Russian government has structured the telecommunications industry so that one entity, Svyazinvest, controls Rostelecom, our partner in Sovintel, and most of our other principal joint venture partners. During the last several quarters the Russian business press has reported that, Rostelecom may be merged with Svyazinvest. This reorganization could make it more difficult for us to attract and retain customers because:

     - Rostelecom may exercise its influence in Svyazinvest to cause regional telephone companies to route domestic and international traffic originating in the regions through Rostelecom rather than through us;

     - Our business relationships with our joint venture partners, which make up a major component of our business strategy in Russia, may suffer; and

     - The effective consolidation of Rostelecom with our joint venture partners would create greater competition for Sovintel and our regional TeleRoss ventures.

  Ukraine

     In preparation for a large-scale privatization, the Ukrainian government has reorganized the state telecommunications sector so that Ukrtelekom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. Furthermore, the Ukrainian government has been negotiating with the foreign partners of Utel, its joint venture which provides international and domestic long distance services, to buy out their interests in the company. It is expected that if the foreign partners are bought out, Utel would then merge with Ukrtelekom.

     The emergence of a single powerful Ukrainian telecommunications provider could make it more difficult for us to attract and retain customers because:

     - A single Ukrainian operator with political connections would be more able to influence the Ukrainian government to create favorable market conditions for itself and cause unfavorable conditions for us;

     - The new company is likely to become a stronger competitor;

     - Our ability to negotiate reasonable interconnection rates may suffer; and

     - Any subsequent privatization of Ukrtelekom may bring in strong management and resources from a major Western telecommunications operator, increasing its competitive strengths.

RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS POLICIES COULD RESTRICT OUR OPERATIONS

     Russian and Ukrainian telecommunications regulations govern the procurement and continuing validity of our licenses and the terms and conditions under which we provide services. Changes to these regulations may make it prohibitively expensive for us to provide services and could have a material adverse effect on our results of operations.

     Russia's parliament recently adopted legislation, which, if implemented, could restrict foreign ownership of telecommunications operators if necessary to protect the social order and national security. In addition, the recently appointed Minister of Communications has publicly stated that he will review the efficacy of wholly owned foreign subsidiaries operating in the telecommunications industry. Any change to current government regulations or policies that negatively affects our ownership structure or our licenses or our ability to obtain licenses in the future would restrict our operations in Russia.

     It may be difficult and prohibitively expensive for us to comply with applicable Russian telecommunications regulations related to state surveillance of communications traffic. For example, the Russian Communications Law provides that telecommunications in Russia are confidential and may only be intercepted by a court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the government agency responsible for electronic surveillance. Regulations applicable to SORM require telecommunications networks to enable state monitoring of electronic traffic. However, the government has not finalized its technical specifications for compliance with SORM. We and other telecommunications operators have disagreed with regulatory authorities over the appropriate level of technical compliance with SORM and over who should pay for this compliance. Full compliance with SORM to monitor voice and data traffic may be extremely burdensome and expensive.

     Ukrainian regulatory authorities have established mandatory tariff guidelines for fixed operator services. The national carrier, Ukrtelekom and its joint venture, Utel, charge settlement fees in excess of the mandatory guidelines. In addition, the mandatory guidelines set tariffs in local currency units and the guidelines do not adjust to reflect the creeping devaluation of the local currency. Consequently, our pricing structure in Golden Telecom BTS is in excess of the limits established in the mandatory guidelines. Any enforcement action undertaken in regard to the pricing guidelines by Ukrainian authority could result in fines or in the suspension or revocation of our Ukrainian licenses.

     Ukrainian legislation prohibits the establishment and operation of telecommunications ventures in which foreign investors own more than 49%. We do not believe that this prohibition extends to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary. Our investments in Golden Telecom (Ukraine) are made both directly through a foreign company and indirectly through a wholly owned Ukrainian subsidiary. This direct and indirect investment in Golden Telecom (Ukraine) totals 69%. Golden Telecom (Ukraine), in turn, recently acquired 99% of Sovam Teleport Ukraine. If Ukrainian authorities determine that the prohibition against foreign participation extends to indirect holdings, then we would be in violation of this legislation. The consequences of this violation are unpredictable and may include license suspension or revocation, or an order to divest a portion of our holdings.

SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     In May 1999, the Cabinet of Ministers of Ukraine passed a resolution which would, if enforced, effectively increase our monthly frequency use fees from $25,000 per month to $250,000 per month for the period July-December 1999. however, this resolution was suspended prior to implementation. Further, in November 1999 the Arbitration Court of Ukraine found the implementation of the frequency use fee, under which we have been paying $25,000 per month, to be non-compliant with Ukrainian legislation. As a result of this finding we have not paid the fee since December 1999. The final resolution regarding the legitimacy of this fee will be made by the plenum of the main arbitration court. We cannot assure you that the final resolution reached by the arbitration court will eliminate the frequency use fees and we cannot assure you that additional fees will not be imposed in the future upon the reissuance and/or renewal of such license or for the continued use of assigned frequencies.

     A number of industry-specific taxes have been directed at the cellular industry in Ukraine. For example, the Ukrainian parliament passed legislation introducing a 6% "pension tax" on cellular calls. The enforcement of this law, which became effective on August 19, 1999, or the enactment of other similar industry-specific legislation may have a material adverse effect on demand for our services and on our results of operations.

CORRUPTION AND ORGANIZED CRIME MAY ADVERSELY AFFECT OUR OPERATIONS

     Russia, Ukraine, and the other markets where we operate are plagued with widespread corruption and criminal activity. High levels of corruption exist among governmental officials and among quasi-commercial enterprises in which the state has a controlling ownership interest.

     When customers fail to make full payment for services rendered after several requests for payment, it is our policy to terminate their services until full payment is received. We believe that some of these customers, particularly those with links to organized crime, may physically endanger our employees or damage our properties, especially those in remote regions of Russia where police protection may be limited. So long as organized crime in Russia and Ukraine remains pervasive, we believe that our employees may be subjected to threats of violence, our property may be damaged, or both.

     In addition, our cellular businesses tend to have a high profile in the regions in which they operate and are perceived to be cash-intensive. We have encountered situations where local criminal elements have attempted to exert pressure on our management and to siphon money out of the ventures through unauthorized activities. Any of these activities could have a material adverse effect on our ability to provide services and on our financial results.

RUSSIAN AND UKRAINIAN LEGISLATION MAY NOT ADEQUATELY PROTECT AGAINST EXPROPRIATION AND NATIONALIZATION

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that such property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that such protections would be enforced. This uncertainty is due to several factors, including:

     - the lack of state budgetary resources;

     - the apparent lack of political will to enforce legislation to protect property against expropriation and nationalization;

     - the lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

     - widespread corruption among government officials.

     Expropriation or nationalization of our business would obviously be detrimental to our operations.

BROAD DISCRETION OF RUSSIAN AND UKRAINIAN REGULATORS RESULTS IN INCONSISTENT LEGISLATION AND UNPREDICTABLE ENFORCEMENT

     The dispersion of regulatory powers among a number of government agencies in Russia and Ukraine has resulted in inconsistent or contradictory regulations and unpredictable enforcement. This situation has made it difficult for us to comply with all laws and regulations that appear to apply to us and has resulted in unpredictable regulatory enforcement. For example, pursuant to the Russian Communications Law, Minsvyaz, the Ministry of Communications, has authority to regulate and control the development of the communications industry in Russia. However, there is additional legislation that recognizes and defines the roles of other regulatory organs and jurisdictional boundaries are unclear.

     The Russian Communications Law requires any entity that offers any communications service to obtain the appropriate license in accordance with the Communications Law and other applicable licensing regulations. A similar licensing regime exists in Ukraine. However, neither the Communications Law nor applicable regulations in Russia or Ukraine provide clear guidelines for the issuance or extension of a license, and state agencies exercise broad discretion when determining whether to approve a license application, as well as the terms and conditions of any license. Such broad discretion in the issuance of licenses may result in arbitrary decision making and may also give rise to opportunities for corruption.

     The Ukrainian regulatory agency requires that the terms of international licenses include provisions requiring licensees to pay unspecified annual amounts into local network development. The required amount of investment has yet to be defined but may be substantial, and we cannot predict whether failure to comply will lead to the revocation of our license.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO CONFUSION IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

     The current confusion with the Russian and CIS legal structure makes it difficult to know if we would be able to enforce our rights in disputes with our joint venture partners or other parties, or if we are in compliance with all applicable laws, rules and regulations. Furthermore, the dispersion of regulatory power among a number of government agencies in Russia and the other independent countries of the CIS has resulted in inconsistent or contradictory regulations and unpredictable enforcement. The Russian and other CIS governments have rapidly introduced laws and regulations and have changed their legal structures in an effort to make their economies more market-oriented, resulting in considerable legal confusion, especially in areas of the law that directly affect our operations. We cannot assure you that local laws and regulations will become stable in the future. Our ability to provide services in Russia and the other independent countries of the CIS could be adversely affected by difficulties in protecting and enforcing our rights and by future changes to local laws and regulations.

OUR RUSSIAN AND UKRAINIAN TAX BURDENS MAY BE SIGNIFICANTLY GREATER THAN CURRENTLY ANTICIPATED

  Russia

     It is possible that our Russian taxes may be greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Because of the need for additional sources of budgetary finance, Russian tax authorities have become increasingly aggressive in their interpretation of the tax law and its many ambiguities, as well as in their enforcement and collection activities. Foreign companies are often forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on our future results of operations or cash flows in a particular period.

     Russian tax authorities are conducting an examination of potential tax liabilities in connection with some of our cellular operations. We cannot assure you that this examination will not result in a fine or a revocation or suspension of our cellular licenses.

  Ukraine

     Ukrainian tax law is similarly unpredictable. The constitution prohibits retroactive legislation, and the tax code requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, we are currently allowed to deduct losses in hryvna, the Ukrainian currency, on hard currency borrowings. This allowance resulted in a significant tax benefit in 1998. Recent decisions by the tax authorities, however, make it unclear as to whether this tax benefit will continue to be available. If this tax benefit is removed, we will be subject to significantly higher tax liability from hryvna exchange gains.

WE MAY BE AT A COMPETITIVE DISADVANTAGE BECAUSE OF RESTRICTIONS IN THE FOREIGN CORRUPT PRACTICES ACT

     The anti-bribery restrictions of the US Foreign Corrupt Practices Act make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage. Some of our current and potential competitors are not subject to these anti-bribery restrictions. As a result, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making these payments. We believe that bribery is commonplace in Russia and the other countries of the Commonwealth of Independent States where we operate, and we cannot ensure that we will be able to compete effectively with companies that are free from such limitations.

THE MILITARY EVENTS IN CHECHNYA MAY AFFECT THE RUSSIAN POLITICAL AND ECONOMIC SITUATION AND THE DEMAND FOR OUR SERVICES

     In November 1999, Russian military forces advanced into Chechnya in a revival of the civil war that raged between 1994 and 1996. An escalation of military activities in Chechnya or the spread of such activities to other areas of the northern Caucasus could discourage foreign investment in the markets where we operate, thereby decreasing demands for our services. These events and western reaction to such events may give rise to increased Russian nationalism, Russian attitudes towards Western foreign direct investment and business relationships with Western suppliers such as ourselves. These factors could lead to decreased demand for our services.

                      FACTORS ASSOCIATED WITH OUR BUSINESS

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

     The market for Internet products and services is highly competitive and we expect that competition, especially in underdeveloped markets, will continue to intensify. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services.

     A large number of these websites and online services as well as high-traffic e-commerce merchants offer or are expected to offer informational and community features that may be competitive with the services that we offer. In order to effectively compete, we may need to expend significant internal resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

MARKET CHANGE MAY IMPACT OUR ABILITY TO SUSTAIN GROWTH LEVELS

     Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In particular, although we experienced strong subscriber growth during 1999 owing primarily to the acquisition of Glasnet and Nevalink, we are not certain that this level of subscriber growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Russia-On-Line brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. If long-term revenue growth levels do not meet our expectations, our financial results will be adversely affected.

WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES

     Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we hope to experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each users' preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

WE ARE BUILDING VALUE INTO THE RUSSIA-ON-LINE BRAND AND THE COSTS OF MAINTAINING AND ENHANCING OUR BRAND AWARENESS ARE INCREASING.

     We believe that maintaining and expanding the Russia-On-Line brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We expect to spend considerable money and resources to date on the establishment and maintenance of the Russia-On-Line brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, we expect that it will become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Russia-On-Line brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

OUR DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS SUBJECTS US TO RISKS

     The Company's future success depends upon its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to the Russia-On-Line properties is licensed from third parties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a limited period and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases, content providers may increase the prices at which they offer their content. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. If we are unable to license or acquire compelling content for our online properties from third parties, either through the termination of existing relationships or the inability to continue to establish relationships with third party content providers, or if other companies are able to broadcast content that is similar to or the same as that provided by us, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our revenue.

WE MUST MANAGE OUR GROWTH, INCLUDING THE INTEGRATION OF RECENTLY ACQUIRED COMPANIES, SUCCESSFULLY IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     We expect to experience significant growth in personnel in the short and medium term. As the number of our employees grows, it will become increasingly difficult and more costly to manage our personnel. As part of our business strategy, we have completed several acquisitions, including our recent acquisitions of Glasnet.and Nevalink, and expect to enter into additional business combinations and acquisitions. We expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;

     - the potential disruption of our ongoing business and distraction of management;

     - the difficulty of incorporating acquired technology or content and rights into our products and media properties and unanticipated expenses related to such integration;

     - the potential negative impact on reported earnings;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - the potential unknown liabilities associated with acquired businesses, especially in the markets where we operate.

     We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT

     We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as essential to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Still, intellectual property rights are especially difficult to protect in the markets where we operate. In these markets the regulatory agencies charged to protect intellectual property rights are inadequately funded, legislation is underdeveloped, and piracy is commonplace. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

WE COMPETE WITH ESTABLISHED COMPETITORS WHO MAY HAVE GREATER RESOURCES THAN WE
DO

     Our competitors include incumbent Russian and Ukrainian operators and other large international telecommunications providers doing business in the Commonwealth of Independent States. Our competitors may have substantially greater resources, closer ties to governmental authorities and longer operating histories. These advantages may give them a competitive edge over alternative providers like us. This competition may result in a loss of customers, falling prices and a decline in revenues.

     We compete with large established national carriers, some of which are powerful companies with political connections, as well as joint ventures of large international operators doing business in Russia and Ukraine. Such ventures include Global One and Combelga in Russia and Utel in Ukraine. Other competitors are alliances among telecommunications companies, companies that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face increasing competition from wireless telephone companies and satellite companies. Many of these competitors, including the Russian incumbent operators, have established customer bases and extensive brand name recognition and possess greater financial, management and other resources. Our results of operation would suffer if we are unable to keep up with the increasing levels of competition in the countries where we operate.

OUR RELATIONSHIPS WITH OUR JOINT VENTURE PARTNERS LIMIT OUR INDEPENDENCE AND OUR FLEXIBILITY

     We depend to a significant degree on local partners in our joint ventures to provide us with interconnection with local networks, regulatory and marketing expertise, and familiarity with the local business environment. They also help to facilitate the acquisition of necessary licenses and permits. As a result, any significant disruption in our relationship with these parties could make it more difficult for us to expand our operations and to maintain our existing services.

     Under the terms of some of our joint venture agreements, we have the right to nominate key employees, direct operations and determine strategies for these joint ventures. However, our partners in some ventures, particularly in our wireless operations, have the ability to frustrate our exercise of these rights. Significant corporate decisions by most ventures, such as approving budgets and business plans, declaring and paying dividends, and entering into substantial transactions, effectively require the consent of our local partners. Moreover, we would prefer not to take significant actions without the consent and support of our partners. Accordingly, we do not have unilateral control over the operations of our joint ventures.

     In addition, Ukrainian legislation restricts the level of foreign ownership in the telecommunications industry. These regulations may restrict our ability to increase our holdings in ventures and increase our reliance on local partners who may lack significant financial resources and may be unable to meet capital calls at the level of their ownership interests.

GOVERNMENT INTERACTION WITH OUR PARTNERS COULD HAVE ADVERSE SPILLOVER EFFECTS ON US

     The interactions between government authorities and our past or current partners may create problems for us. For example, we are aware that Russian authorities are reviewing the activities of our former partners in GTS-Vox, the holding company which owned our interest in TCM, prior to TCM's merger into our wholly owned subsidiary, TeleRoss. Certain of our employees have been requested by Russian governmental authorities to provide information as part of those inquiries. The authorities' inquiries have raised issues about the formation of TCM and the sale of our partners' interest in GTS-Vox to us, including issues concerning Russian antimonopoly and securities filings and the commercial relationship between TCM and the local telephone network in Moscow. Global TeleSystems Group, Inc., our 62.6% shareholder, has also received inquiries apparently regarding these matters from U.S. authorities in connection with a U.S. grand jury investigation.

     Our involvement in the authorities' review of our former partners' activities could result in a diversion of our management's time and resources or the deterioration in our relationship with our partners. The review could lead to the imposition of administrative fines or other penalties and forfeitures of assets, including the loss of our ownership interest in the assets that constituted TCM prior to its merger into TeleRoss. If we were to lose our ownership interest in the assets that constituted TCM, it would have a material adverse impact on our operations.

OUR PARTNERS ARE OFTEN ALSO OUR COMPETITORS

     Notwithstanding our agreements with our joint venture partners, they sometimes compete directly with our joint ventures. Competition with our joint venture partners in the same markets may create conflicts of interest and may result in a loss of customers. For example, our partner in Sovintel, Rostelecom, is the dominant international and domestic long distance carrier in Russia. Similarly, most of our regional partners across Russia offer local and long distance services in competition with our local joint ventures and TeleRoss, and some of these partners also offer mobile services in direct competition with some of our mobile operations. Our partners in our mobile ventures also sometimes offer independent mobile services in direct competition with our joint ventures.

     We may consider acquiring some of our partners' interests in certain joint ventures if we are able to do so within regulatory guidelines and on commercially attractive terms. If we were to make such acquisitions, we expect that we would continue to employ local personnel in order to retain the benefit of their local expertise. After an acquisition, however, we would be directly competing with a powerful, formerly state-owned enterprise that had been our partner before we acquired its interest. We would have to rely on this partner-turned-competitor to gain access from our networks to customer sites along the so-called "last mile". It is possible that this competitor would attempt to create adverse operating conditions for our business.

OUR TARGETED CUSTOMERS MAY NOT SELECT A PRIVATELY OWNED, FOREIGN CONTROLLED ENTITY FOR THEIR COMMUNICATIONS NEEDS

     Before 1991, the telecommunications industry in the countries where we operate was wholly owned and controlled by the state. After 1991, private companies, including foreign controlled companies, entered these markets as telecommunications service providers. Many potential customers may be unwilling to entrust their communications systems to non-state-controlled companies, and, in particular, to private companies controlled by foreign investors. Furthermore, state entities that require the types of services that we offer, such as the Russian Central Bank, may refuse to select a service provider that is controlled by foreign investors. Because we are controlled by foreign investors, we may occasionally be unable to reach our targeted customers.

WE RELY ON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES

     Revenues from our five largest customers represented approximately 37% of our consolidated revenues for the year ended December 31, 1999. Accordingly, the loss of business from any of our key customers, or a reduction in tariffs charged to these customers could have a material adverse effect on our financial condition and results of operations.

     Vimpelcom, a Moscow cellular provider and our largest customer, has recently requested a reduction in the fees paid to the CLEC Services division of TeleRoss. Revenues from Vimpelcom and its affiliates represented approximately 21% of our consolidated revenues for the year ended December 31, 1999 and approximately 20% of our consolidated revenues for the year ended December 31, 1998. We agreed to a reduction in Vimpelcom's fees through the end of 1999, and we have agreed to further reductions thereafter. Further negotiations may lead to a significant reduction in payments by Vimpelcom and may have a material adverse effect on our consolidated revenues. In addition, although we are currently unaware of any plans on the part of our key customers to move their business to other carriers, we cannot assure you that they will not reduce their reliance on us by developing relationships with other service providers.

FALLING PRICES FOR OUR SERVICES MAY LEAD TO A DECLINE IN REVENUES

     Prices for international and domestic long distance calls, as well as Internet access and wireless services, have fallen substantially over the last few years in most of our current and potential markets. We expect that the prices for our services will continue to decrease for the foreseeable future as competitive pressures increase. This is attributable, in part, to the frequent devaluation of the ruble. Unlike us, most local Russian carriers do not link their prices to the dollar/ruble exchange rate, so as the ruble devalues, their prices become relatively cheaper than our prices. In order to compete with these local operators, we expect that we will continue to lower our tariffs, which may result in declining margins. As reduced tariffs impact our operating margins, we may be unable to meet certain foreign currency debt obligations.

FAILURE TO LEASE SUFFICIENT AND RELIABLE TRANSMISSION CAPACITY COULD CAUSE US TO INCUR LOSSES

     Historically, we have leased a substantial portion of our network transmission capacity under agreements, which generally have twelve- or thirty-six-month fixed terms. In addition to this capacity, we recently leased significant additional international capacity which we intend to utilize for data transmission under long-term lease agreements which may be extended up to fifteen years. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements or if the entities from whom we lease such capacity are unable to perform their obligations under such arrangements, our cost structure, service quality and network coverage could be adversely affected.

     We currently rely on Rostelecom, the exclusive supplier of international switched voice channels in Russia, to lease transmission capacity to us, and we rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.

THE SATELLITES WE USE TO TRANSMIT LONG DISTANCE SIGNALS MAY MALFUNCTION

     Our domestic long distance business throughout Russia and other countries of the Commonwealth of Independent States relies on a satellite to receive and transmit caller signals. Satellites are subject to significant risks that may prevent or impair proper commercial operation, including satellite defects, loss of power, loss of orbit or damage from passing objects. One of our Russian satellites has not remained stationary in its orbit, and consequently, we have switched our signal transmission to an Intelsat satellite. The operation of the satellite that we use to transmit caller signals is beyond our control, and, although we have backup capacity on other satellites, a disruption of transmission on these satellites could adversely affect our domestic long distance operations.

THE YEAR 2000 PROBLEM COULD DISRUPT OUR BUSINESS

     We rely substantially on our computer systems and other technological devices and similar systems of third parties. Although, these devices, thus far, appear to be capable of recognizing dates beginning on January 1, 2000 and have not suffered any major malfunctions, the issues associated with the Year 2000 may not be finally resolved and problems could cause any of our network, Internet or programming operations to malfunction or fail. We cannot assure you that our Year 2000 program or the programs of third parties who do business with us will continue to be effective or that we will not incur additional costs to continue a Year 2000 program.

OUR NETWORK MAY NOT BE ABLE TO SUPPORT THE GROWING DEMANDS OF OUR CUSTOMERS

     The uninterrupted operation of our network is vital to our success. The stability of our systems depends on our ability to provide sufficient capacity to meet the needs of our customers, and that, in turn, depends on the integration of suitable technology into our networks. As we continue to increase both the capacity and the reach of our network, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.

     It is possible that the current economic difficulties in Russia may create difficulties in maintaining our network. We rely to a significant degree on the Russian network being able to deliver our services, and the Russian network's underdevelopment may hinder our ability to obtain sufficient capacity for our traffic volumes. Moreover, we cannot expand into certain areas of Moscow because the existing Russian network does not have sufficient capacity, and we may be unable to procure enough telephone numbers for our customers. These factors are beyond our control, yet they may have a material adverse effect on our expansion plans and our ability to provide services to new customers.

     In addition, the telecommunications industry is subject to rapid and significant changes in technology. We cannot predict the effect of technological changes on our business, even though our operations depend on our ability to integrate new and emerging technologies successfully.

WE MAY ENCOUNTER DELAYS AND INCREASED COSTS IF WE CANNOT ACQUIRE KEY EQUIPMENT FROM SUPPLIERS

     We depend on technology and equipment that we acquire from various manufacturers. These manufacturers also provide vendor financing and help us to maintain this equipment. Without it, we could face delays, operational disruption and higher expenses. Although we could obtain equipment of comparable quality from several other suppliers, we may be unable to acquire compatible equipment from alternative sources on a timely, cost-efficient basis.

     Because of the economic difficulties in Russia, some of our ventures have experienced significant reductions in revenues and may therefore be unable to repay amounts due under certain vendor financings. If any such default were to occur, we may not be able to obtain vendor financing from the affected suppliers for future equipment purchases.

     In addition, almost all our telecommunications equipment is imported into Russia, and we pay for it with dollars or other hard currency. Any change in existing laws that creates difficulties importing equipment or that restricts us from spending hard currency may have a material adverse effect on our ability to obtain adequate supplies to sustain our network. Any increase in customs duties may render it impractical to continue to import such equipment.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY

     We will need additional capital to maintain and expand our networks. Our ability to raise funding to pursue our strategies depends on our access to capital markets or private financing. Significant elements of our business strategy that may require substantial capital expenditures include the following:

     - the construction or the acquisition of fiber optic links between heavy traffic routes;

     - expanding our existing network infrastructure to other parts of Russia, Ukraine and other countries of the Commonwealth of Independent States;

     - developing additional Internet capability and acquiring other Internet service providers; and

     - expanding our wireless capabilities, including investments in upgraded technology.

In addition, we will need to maintain our existing infrastructure. The costs for expanding and maintaining our infrastructure may exceed projected costs and result in unforeseen deficits.

     If we fail to generate sufficient funds from a combination of operating cash flow and additional debt or equity financing, we may have to delay or abandon our expansion plans or fall behind in our maintenance obligations. Any of these events could have a material adverse effect on our operations.

OUR BILLING AND MANAGEMENT INFORMATION SYSTEMS MAY NOT BE ABLE TO MEET OUR NEEDS

     We encounter difficulties in using and enhancing our billing and management information systems and in integrating new technology into such systems. We have historically operated through distinct companies, but we are in the process of integrating our billing and management information systems so that we will be able to bill our customers and to manage other administrative tasks through a single system. If we are unable to integrate and upgrade our billing and management information systems to support our integrated operations, we may not be able to record accurate call details or bill our customers promptly and accurately.

     Additionally, any damage to our network management center or our major switching centers could harm our ability to monitor and manage network operations and generate accurate call detail reports from which we derive our billing information.

     In our operations outside Moscow, Kiev and St. Petersburg, we rely on our ventures' switches for billing. We cannot ensure that their systems will meet our needs or the needs of our customers.

WE ARE EXPOSED TO RISKS OF BAD DEBT AND FRAUD

     We have experienced problems relating to the failure of some customers to make full payment for services rendered and to the fraudulent use of our access codes to Internet and cellular services. These risks are particularly high in our markets because of the poor health of the economies in the Commonwealth of Independent States and the worsening credit of Russian companies. Furthermore, it is difficult for us to gauge the creditworthiness of most of our customers because there are no reliable mechanisms for evaluating their financial condition and because credible credit reports on Russian and Commonwealth of Independent States companies and individuals are usually not available. We expect that the credit risk of our customer base may increase as the share of our revenue derived from small- to medium-sized enterprises and from service provider/reseller customers' increases.

OUR INTERNAL CONTROLS MAY BE INSUFFICIENT TO ENSURE THAT WE COMPLY WITH APPLICABLE LAWS

     Our reporting and control standards may be insufficient to ensure that certain practices comply with all applicable laws. If we or any of our ventures are found to be involved in unlawful practices, then we may be exposed, among other things, to significant fines, the risk of prosecution or the loss of our licenses. Russia and the other countries of the Commonwealth of Independent States have inadequate corporate management and financial reporting legal requirements, and have underdeveloped banking, computer and other internal control systems. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from practices in the United States and other Western countries. The application of the laws of any particular country is not always clear or consistent. As a result, it is often difficult to hire qualified management and accounting staff who can ensure compliance with changing legal requirements. Thus, we have had and may again have, difficulty establishing internal management, legal and financial controls, preparing financial statements and corporate records, and instituting business practices that meet Western standards.

     In light of these circumstances, in the second half of 1996, we increased our efforts to improve our management and financial controls and business practices. In early 1997, we retained special outside counsel to conduct a thorough review of our business practices in the emerging markets in which we operate. In addition, in June 1999, our special counsel completed an update of the 1997 review in Russia and Ukraine. Neither the review nor the update identified any violations of law that we believe would have a material adverse effect on our financial condition. However, we cannot ensure that all potential deficiencies have been properly identified or that governmental authorities will not disagree with our assessment. If our control procedures and compliance programs are not effective or the government authorities determine that we have violated any law, depending on the penalties assessed and the timing of any unfavorable resolution, our future results of operations and cash flows could be materially adversely affected.

LOSS OF KEY PERSONNEL COULD AFFECT OUR GROWTH AND FUTURE SUCCESS

     We believe that our growth and our future success will depend in large part upon a small number of key executive officers, as well as on our ability to attract and retain highly skilled personnel to work in Russia and other parts of the Commonwealth of Independent States, including senior management and technical personnel. The competition for qualified technical personnel who are familiar with the telecommunications industry in the Commonwealth of Independent States is intense, particularly outside the major urban centers. We cannot assure you that we will be able to hire and retain qualified personnel.

THERE MAY BE HEALTH RISKS TO USING MOBILE HANDSETS

     In recent years, some people have expressed concerns about the potentially harmful effects of electromagnetic emissions from handsets on the health of mobile telephone users. Any actual or perceived health risks associated with the use of mobile communications devices could have a material adverse effect on our results of operations by reducing our mobile telephony customer base, our customer growth rate and the average usage of our subscribers.

      FACTORS ASSOCIATED WITH OUR POSITION AS A NEWLY ESTABLISHED COMPANY

THE INTERESTS OF GLOBAL TELESYSTEMS GROUP, INC., OUR CONTROLLING STOCKHOLDER, MAY NOT COINCIDE WITH OURS, AND COULD HAMPER OUR DEVELOPMENT

     Global TeleSystems Group, Inc. (GTS) owns approximately 62.6% of our outstanding shares of common stock. Moreover, H. Brian Thompson, the Chairman of our Board of Directors, is also the Chairman of GTS's Board of Directors, and four of GTS's officers are members of our Board of Directors. These relationships create the potential for conflicts of interest in circumstances where our interests and GTS's interests are not aligned. We can not assure you that any conflicts will be resolved in our favor.

     As our majority shareholder, GTS will have the power to determine matters submitted to a vote of our stockholders without the consent of the other stockholders. GTS will also have the power to prevent a change of control, and could take other actions that might be favorable to it and unfavorable to us and our other stockholders. Consequently, GTS will be capable of exercising significant influence over our business and policies.

     Conflicts of interest may arise between us and GTS in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties or other corporate opportunities, potential competitive business activities, the election of new or additional directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, registration rights, administration of benefits plans, service arrangements, issuances of our capital stock, sales or distributions by GTS of its shares of our common stock and the exercise by GTS of its ability to control our management and affairs.

     We entered into a number of agreements with GTS concerning our relationships as part of the IPO of shares of our common stock which closed on October 5, 1999. Because we remain a subsidiary of GTS, these agreements are a result of negotiations between affiliated parties, which may not have been at arm's length. Therefore, the terms offered to us under these agreements may be worse than the terms we may have reached with an unaffiliated third party.

WE WILL NOT BE ABLE TO RELY ON GTS TO PROVIDE CAPITAL AT HISTORICAL COSTS

     We have never operated as a stand-alone company. After the offering we will continue to be a subsidiary of GTS, but will operate as a stand-alone company, and GTS will have no obligation to provide assistance to us, except in accordance with the agreements that we have made with it regarding the provision of certain administrative services.

     In the past, our working capital requirements have been satisfied pursuant to GTS's corporate-wide cash management policies. After the IPO, GTS has not and will not provide cash injections to finance our operations. We believe that the proceeds from the IPO and our cash flows from operations will be sufficient to finance our capital requirements for the next 18 to 24 months. However, market conditions and other factors may cause us to seek additional financing sooner and we cannot ensure that we will be able to obtain financing on terms as favorable as could be obtained from or by GTS. In this case, our cost of capital would be higher than that reflected in our historical financial statements.

WE HAVE INCURRED NET LOSSES AND EXPECT FUTURE LOSSES

     If considered as a stand-alone entity, we have incurred net losses for the past five years. We expect to continue to incur net losses as we spend substantial resources on expanding our network, maintaining our existing network, participating in the consolidation of the communications industry in Russia and the other countries of the Commonwealth of Independent States and marketing. We cannot assure you that we will achieve or sustain profitability.

THE RELEVANCE OF OUR FINANCIAL INFORMATION MAY BE LIMITED

     The financial information we have herein may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. The financial information included herein does not necessarily reflect the many significant changes that have and will occur in our business and the funding of our operations as a result of our separation from GTS and our recent IPO.

WE HAVE NOT IDENTIFIED SPECIFIC USES OF THE IPO'S PROCEEDS

     We intend to use the funds we have now for potential acquisitions and business development, network expansion, working capital and general corporate purposes. Our management will have significant flexibility in applying these funds. We may, when an appropriate opportunity arises, use a portion, or all, of the funds to acquire or invest in businesses, products or new technologies. Our management's failure to apply these funds effectively could cause our business to suffer.

               FACTORS ASSOCIATED WITH OUR SHARES OF COMMON STOCK

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED

     We do not expect to pay any cash dividends in the foreseeable future. If we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our holding or operating companies to declare and pay dividends.

THE PRICE OF THE SHARES MAY DECLINE IF SUBSTANTIAL AMOUNTS OF SHARES ARE SOLD IN THE PUBLIC MARKET

     GTS and several other major shareholders hold large positions in our shares. They have agreed that they will not offer, sell, contract to sell, announce an intention to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock without the prior written consent of Deutsche Bank AG London, which consent may not be unreasonably withheld, for a period of either 180 or 360 days after the date of the IPO, which occurred on September 30, 1999. Nevertheless, future sales of substantial amounts of our shares in the public market, or even the perception that such sales could occur, could adversely affect the market price of the shares.

     We cannot ensure that GTS and the other major shareholders will maintain their ownership of our shares of common stock, and we have agreed that they may require us to register their shares of our common stock with the Securities and Exchange Commission for sale to the public in certain circumstances.

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of shares sold in an initial public offering is frequently subject to significant volatility for a period of time following the initial public offering. In addition, a number of particular factors may adversely affect the market price of our shares after this IPO or cause the market price to fluctuate and decline materially. These factors include:

     - a limited public float in our shares;

     - our historical and anticipated operating results;

     - quarterly fluctuations in our financial and operating results;

     - the political, economic and financial conditions of Russia and Ukraine;

     - changes in applicable regulation and the competitive environment in the Russian and Ukrainian telecommunications industries; and

     - fluctuations in financial markets generally.

ITEM 2. PROPERTIES

     We possess the right to occupy and utilize four floors of a building in eastern Moscow, which serve as the principal office for TeleRoss (and former TCM and Sovam) and which houses our representative office. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

     Golden Telecom Ukraine occupy office and technical premises located in Kiev under long-term leases which expire in 2006, additionally they have leases on a dealer-center and a shop premise.

     Sovintel leases its offices, which occupy approximately two floors of a building in central Moscow under a cancelable lease, which expires in 2004, additionally they have leases on a number of technical premises.

     Three of our cellular joint ventures own small premises, which serve as their main offices. We lease various buildings and space in buildings throughout the Commonwealth of Independent States that we use for our offices. Beside this office space, our principal facilities consist of telecommunications installations, including switches of various sizes, cables and VSAT and other transmission devices located throughout the Commonwealth of Independent States. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     Certain of our employees have been requested by Russian governmental authorities to provide information in connection with inquiries into the activities of our former partners in GTS-Vox, which company owned our interests in TCM prior to TCM's merger into TeleRoss. The authorities' inquiries have raised issues about the formation of TCM and the sale of our partners' interest in GTS-Vox to us, including issues concerning Russian antimonopoly and securities filings and the commercial relationship between TCM and the local telephone network in Moscow. We have cooperated and intend to continue to cooperate with any legitimate governmental inquiries.

     We are occasionally involved in routine litigation concerning various matters. However, we do not currently consider any of this litigation to be material in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been trading on the Nasdaq National Market since September 30, 1999, the date of the IPO, under the symbol "GLDN". The closing price of our common stock on September 30, 1999 was $8.56. The following table sets forth, for the period indicated, the high and low closing prices of our common stock as reported on the Nasdaq National Market.

                                                              HIGH    LOW
                                                              -----   ----
1999:
  Quarter ending December 31, 1999..........................  32.00   9.06

     As of March 15, 2000, there were approximately 8 holders of record of our common stock.

     We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

     On June 10, 1999, the Company issued one hundred shares of $0.01 par common stock to GTS. In anticipation of the Initial Public Offering of our stock and in consideration of the contribution of the assets that constitute Golden Telecom, Inc., on September 29, 1999, the Company issued an additional 10,599,900 shares of common stock to GTS. The accompanying financial statements have been prepared with the assumption that 10,600,000 shares of common stock have been issued and outstanding for all of the prior periods presented.

     On September 30, 1999 the Company commenced sale of 4,650,000 shares of $0.01 par common stock at a per share price of $12.00 in an initial public offering pursuant to a Registration Statement on form S-1 (Registration Number 333-82791), which was declared effective on September 30, 1999. The offering commenced on September 30, 1999 and terminated upon sale of all of the securities offered. Deutsche Bank acted as the managing underwriter. The proceeds from the offering, before expenses and underwriting discounts, totaled $55,800,000. From the $55,800,000 received in gross proceeds, the Company paid $3,627,000 to the underwriters in connection with underwriting expenses, and approximately $4,000,000 in expenses, including accounting, printing, legal and filing fees in connection with the offering. The remaining approximately, $48,173,000 has been invested by the Company in short-term instruments. It is our intention to utilize the proceeds for acquisitions, network expansion, additional working capital and for other general corporate purposes. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity in connection with the offering and none of the proceeds from the offering have been used for the repayment of indebtedness.

     On September 30, 1999, the Company issued privately 4,456,328 shares of $0.01 par common stock to GTS and 2,673,797 shares of $0.01 par common stock to a group of strategic investors. In consideration of the issuance of shares GTS and to the strategic investors, the Company received net proceeds of $79,700,000. On September 30, 1999, the Company issued privately 420,000 shares of its common stock to an affiliate of ING Barings as partial consideration for its ownership interest in GTS-Ukrainian TeleSystems LLC.

     In December 1999, the Company issued privately 1,250,000 shares of its common stock to Capital International Global Emerging Markets Private Equity Fund, L.P. ("Capital International"). Gross proceeds from this private issuance were $15,000,000. This investment is subject to certain customary conditions and a 180-day lock-up. Capital International has received certain registration rights from the Company, and in accordance with a shareholders agreement with GTS, GTS has agreed, subject to certain terms and conditions, to elect one individual nominated by Capital International to our Board of Directors. These shares have not been, and will not be, registered with the SEC and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Following the issue of these shares, Global TeleSystems Group, Inc. owns approximately 62.6% of the outstanding shares of our common stock.

     The Company's sole shareholder and the board of directors approved the 1999 Equity Participation Plan of Golden Telecom, Inc. on September 30, 1999. Under this plan not more than 4,023,551 shares of common stock (subject to antidilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards.

     In accordance with the subscription agreement filed with the SEC at the time of our IPO, an additional 30,000 shares of our common stock, in addition to the 420,000 shares of common stock issued on September 30, 1999 in Golden Telecom, Inc., were issued on March 1, 2000 to an affiliate of ING Barings in full and final settlement for its ownership interest in Golden Telecom Ukraine.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical consolidated financial data of the company as of and for the five years ended December 31, 1999. The historical financial data as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1996, 1997, 1998, and 1999 have been derived from the historical financial statements of the company, which financial statements have been audited by Ernst & Young (CIS) Limited, independent auditors, as indicated in their report included elsewhere herein. The historical financial data as of December 31, 1995, and 1996 and for the year ended December 31, 1995 have been derived from unaudited financial statements. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1996       1997       1998       1999
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $  3,837   $ 13,140   $ 27,198   $ 86,086   $ 97,931
Cost of revenues........................     4,653     10,083     20,420     43,574     40,516
Gross margin............................      (816)     3,057      6,778     42,512     57,415
Selling, general and administrative.....    13,225     17,686     21,249     45,327     41,011
Restructuring and abandonment charge....        --         --         --         --     19,813
Depreciation and amortization...........       804      2,753      4,363     16,709     28,143
Operating loss..........................   (14,845)   (17,382)   (18,834)   (19,524)   (31,552)
Equity in earnings (losses) of
  ventures..............................      (409)     3,783     12,428      2,559     (6,677)
Interest, net...........................      (144)    (1,140)      (431)    (3,003)     2,814
Foreign currency loss...................       (79)      (446)      (399)    (7,452)    (2,739)
Provision for income taxes..............        --        286        647      5,184      6,823
Minority interest.......................        --         --         --     (1,040)    (1,477)
Net loss................................   (15,477)   (15,471)    (7,883)   (33,644)   (46,454)
Net loss per share(1)...................  $  (1.46)  $  (1.46)  $  (0.74)  $  (3.17)  $  (3.38)

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1996       1997       1998       1999
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $    457   $  3,420   $  3,934   $ 14,164   $162,722
Property and equipment, net.............    18,409     21,665     16,812     52,186     62,176
Investments in and advances to
  Ventures..............................    43,226     50,188     74,332     46,519     45,196
Total assets............................    75,328     92,549    129,620    235,849    366,624
Total debt..............................    12,866      9,322      1,625     24,459     28,029
Minority interest.......................     1,913      1,913         --      7,993      2,816
Shareholders' equity....................    49,839     70,302    115,568    168,783    288,552

---------------

(1) These amounts were calculated based upon an assumption of 10,600,000 shares of common stock outstanding for each period prior to September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for each of the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the "Selected Historical Financial Data" and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume; (ii) future revenues and costs;
(iii) changes in the Company's competitive environment; (iv) the performance of future consolidated and equity method investments; (v) the political and financial situation in the markets in which we operate; (vi) our plans to construct a Managed Data Center; and (vii) our plans to expand Golden Telecom GSM business to Odessa contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the potential commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission, including, but not limited to, the Company's reports on Form 10-Q for the quarter ended September 30, 1999, and the Company's prospectus dated September 30, 1999 included in the Registration Statement No. 333-82791 on Form S-1. Additional information may also be contained in the filings with the U.S. Security and Exchange Commissions submitted by Global TeleSystems Group, Inc., ("GTS") the majority shareholder in the Company, including, but not limited to, GTS' reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999.

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

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. We organize our operations into two business divisions, Business Services and Mobile Services. Our Business Services Division comprises CLEC Services and Data and Long Distance Services. Our Mobile Services Division operates cellular networks in Kiev, Vladivostok and six other cities throughout Russia.

     Our financial condition and results of operations have been, and continue to be, adversely affected by ongoing economic instability in Russia and the other countries of the Commonwealth of Independent States. The Russian economy collapsed in August 1998 after the Russian government defaulted on its obligation to make payments on its internal debt and allowed the ruble to devalue. Although the markets may have stabilized since August 1998 and the political climate is less unstable, the Russian economy remains in depression, exacerbated by continuing political instability that may precipitate further economic volatility.

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

     In the aftermath of the August 1998 Russian financial crisis, a significant number of our business customers have scaled back or closed their operations in Russia, and many local companies have closed down operations in Russia because of an inability to satisfy their payment obligations to creditors. Terminations of service and reduction in services offered have reduced our recurring revenues. Additionally, sales of equipment have declined significantly as new customers prefer to lease rather than buy equipment under current market conditions. We are also experiencing significant price pressure on our recurring revenue, particularly by Moscow cellular operators, which include some of our largest customers. Although reduced revenues from cellular operators will reduce our margins in the short term, we believe that when the Moscow cellular market recovers, we should be well positioned to improve our margins by providing additional numbering capacity to cellular operators and by recognizing increased recurring revenue as cellular traffic increases.

     We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators has intensified in the last several quarters, resulting in declining prices, which has also adversely affected our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so as the ruble devalues, their prices effectively become lower than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we have been forced to lower our tariffs, which has resulted in reduced revenues and declining margins.

     Together, these factors have resulted in a significant reduction in the level of demand for many of our services, and this has contributed to a significant reduction in revenues.

     In recent months, although we have seen what appears to be a slight recovery in the Russian market, the downward price pressure has persisted, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. Although we have experienced an increase in traffic volume over recent months, the volume increase has not kept pace with the reduction in prices. As economic conditions in Russia improve, we expect to see further improvements in our traffic volume, which we believe may eventually offset the decline in prices and result in an increase in revenue.

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

     In the months leading to the August 1998 Russian financial crisis, we had been expanding our headcount to support the expected growth of our business. Since the crisis, however, we have introduced a number of measures intended to reduce our overhead costs, including headcount reductions. We expect to maintain a strong focus on enhancing our productivity and taking measures to integrate and streamline our operations, whilst building the necessary skills and expertise to grow our Internet operations.

OWNERSHIP AND INITIAL PUBLIC OFFERING

     From the Initial Public Offering, together with additional investments from strategic investors, including Global TeleSystems Group, Inc., we raised $128.0 million in net proceeds. Golden Telecom, Inc., commenced trading on NASDAQ on September 30, 1999, using the ticker symbol "GLDN". The Initial Public Offering was closed on October 5, 1999. On December 24, 1999 the company issued privately to Capital International Global Emerging Markets Private Equity Fund, L.P. 1,250,000 of our common shares. Following such issuance, Global TeleSystems Group, Inc. owns approximately 62.6% of the outstanding shares of our common stock.

ABANDONMENT AND RESTRUCTURING CHARGE

     In the third quarter of 1999, the GTS Board approved a formal plan of restructuring whereby we determined that the allocation of sufficient resources to support certain of our cellular ventures, which are not material to our financial condition or results of operations, was inconsistent with our strategic plans. We, therefore, no longer intend to provide any further financial assistance to certain specified cellular ventures, other than the assumption of certain debt obligations, and we are seeking to sell our ownership interests in or otherwise dispose of these assets in furtherance of our plan of abandonment. We are targeting to complete the disposition of these properties by early 2001. We have taken a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. There were no amounts charged against this liability in the year ended December 31, 1999.

     Our equity in losses that were recognized for the abandoned cellular ventures in the years ended December 31, 1999, 1998 and 1997 were $2.1 million, $1.6 million and $0.4 million.

     We will continue to support those cellular ventures where the allocation of financial, operational and management resources is consistent with our strategic plans. Additionally, in the third quarter we recorded a charge of $1.3 million relating to the cancellation of certain network capacity.

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

     On November 1, 1999 we completed the legal merger of Sovam Teleport and TCM into TeleRoss. Operationally we currently intend to continue to report segment information using lines of business within the TeleRoss Operating Company.

     An affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the offering on September 30, 1999 and received in partial consideration 420,000 newly issued shares of our common stock. We issued an additional 30,000 shares of our common stock to the affiliate of ING Barings on March 1, 2000, in accordance with the subscription agreement filed at the time of our Initial Public Offering. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

     Excluding the abandoned cellular ventures, we have 50-51% ownership interests in 5 of the 6 Vostok Mobile ventures and 50% in PrimTelefone. We own a 100% interest in the Vostok Mobile venture in Novgorod, which we consolidate.

PRESENTATION OF FINANCIAL STATEMENTS

     Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS businesses in the Commonwealth of Independent States. The consolidated financial statements included in this document have been prepared as if Golden Telecom, Inc. had been in existence throughout all relevant periods. Before 1998, the only material consolidated subsidiary was TeleRoss operating company.

     In addition, we have included a discussion of certain non-consolidated operations that are material to our business, primarily Sovintel. We believe that this discussion is helpful to developing an understanding of the factors contributing to our overall financial condition and results of operations.

     The discussion of our results of operations is organized as follows:

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 1999 compared to the Consolidated Results of Operations for the Year Ended December 31, 1998

     - Non-consolidated Results. Results of Non-Consolidated Operations for the Year Ended December 31, 1999 compared to the Results of Non-Consolidated Operations for the Year Ended December 31, 1998

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 1998 compared to the Consolidated Results of Operations for the Year Ended December 31, 1997

     - Non-consolidated Results. Results of Non-Consolidated Operations for the Year Ended December 31, 1998 compared to the Results of Non-Consolidated Operations for the Year Ended December 31, 1997

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

     During 1998, we began to consolidate the results of Sovam from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998, and TCM from July 1, 1998. Before consolidating these companies, we used the equity method of accounting to report their results.

  Revenue

     Our revenue increased by 14% to $97.9 million for the year ended December 31, 1999 from $86.1 million for the year ended December 31, 1998. The increase was due primarily to our consolidation of Sovam from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998 and TCM from July 1, 1998, offset by decreased revenues caused by the August 1998 Russian financial crisis. The breakdown of revenue by business group was as follows:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
CLEC Services.....................................         $26.5                  $44.7
Data and Long Distance Services...................          51.6                   38.6
Mobile Services...................................           9.8                   17.6
Eliminations......................................          (1.8)                  (3.0)
                                                           -----                  -----
          Total Revenue...........................         $86.1                  $97.9

     CLEC Services. Revenue from CLEC Services increased by 69% to $44.7 million for the year ended December 31, 1999 from $26.5 million for the year ended December 31, 1998.

     Of the CLEC Services increase in revenue of $18.2 million for the year ended December 31, 1999, TCM accounted for a net increase of $10.4 million. The balance of the increase in revenue of $7.8 million was from Golden Telecom BTS. The consolidation of TCM only from July 1, 1998 accounted for $15.5 million of the increase, offset by a decline in second half revenue of $5.1 million. The consolidation of Golden Telecom BTS only from June 30, 1998 accounted for $6.3 million of the increase, plus an increase in second half revenue $1.5 million.

     TCM's revenue decreased by 26% to $31.1 million for the year ended December 31, 1999 down from $42.3 million for the year ended December 31, 1998. The decrease was due to the continuing effects of the August 1998 Russian financial crisis. Port sales declined as significantly fewer ports have been sold since August 1998. In addition, a reduction in traffic revenue was partially offset by a slight increase in monthly recurring revenue. TCM was consolidated only from July 1, 1998 in the year ended December 31, 1998.

     Golden Telecom BTS revenue increased by 32% to $13.6 million for the year ended December 31, 1999 from $10.3 million for the year ended December 31, 1998. The August 1998 financial crisis and its aftermath affected Ukraine less strongly than Russia. Decreases in Golden Telecom BTS revenue from installation fees, connection fees and equipment sales were more than offset by increased traffic revenue and recurring revenue attributable to an increased customer base. Golden Telecom BTS was only consolidated from June 30, 1998 in the year ended December 31, 1998.

     Data and Long Distance Services. Revenue from Data and Long Distance Services decreased by 25% to $38.6 million for the year ended December 31, 1999 down from $51.6 million for the year ended December 31, 1998.

     Revenue from data services increased by 9% to $27.2 million for the year ended December 31, 1999 from $24.9 million for the year ended December 31, 1998. Revenue from Internet access services increased by 19% to $7.5 million in 1999 from $6.1 million in 1998, partly due to the acquisition of the assets of Glasnet, a Moscow based Internet service provider. Reductions in average subscriber fees were more than offset by the increases in subscribers. Revenues from our private line services also increased by 8% to $18.3 million in the year ended December 1999 from $17.0 million in the year ended December 31, 1998.

     Revenue from long distance services decreased by 57% to $11.4 million in the year ended December 31, 1999 down from $26.7 million in the year ended December 31, 1998. The decrease was primarily the result of reduced tariffs on long distance calls in response to competition from Rostelecom and other carriers and partially as a result of reduced traffic. Rostelecom quotes its tariffs in rubles, therefore, its tariffs declined in dollar terms as the ruble devalued after August 1998. As a result, our average tariff in the year ended December 31, 1999 was 67% lower than our average tariff in the year ended December 31, 1998.

     Mobile Services. Revenue from Mobile Services increased by 80% to $17.6 million for the year ended December 31, 1999 from $9.8 million for the year ended December 31, 1998.

     The increase in revenue of $7.8 million in the year ended December 31, 1999 represented a net increase of $9.1 million due to the consolidation of Golden Telecom GSM from June 30, 1998, offset by a reduction of $1.3 million in the business group's revenue. The consolidation of Golden Telecom GSM only from June 30, 1998 accounted for $8.4 million of the increase, plus an increase in second half revenue of $0.7 million.

     Golden Telecom GSM revenue increased by 19% to $17.1 million for the year ended December 31, 1999 from $13.8 million for the year ended December 31, 1998. A significant increase in active subscribers was partially offset by lower average revenue per active subscriber.

  Expenses

     The following table shows our principal expenses for the years ended December 31, 1999 and December 31, 1998:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
Cost of Revenue
  CLEC Services...................................         $ 7.3                  $12.8
  Data and Long Distance Services.................          34.6                   25.1
  Mobile Services.................................           3.6                    4.6
  Eliminations....................................          (1.9)                  (2.0)
                                                           -----                  -----
Total Cost of Revenue.............................          43.6                   40.5
Selling, General and Administrative...............          45.3                   41.0
Depreciation and Amortization.....................          16.7                   28.2
Equity in (Earnings) Losses of Ventures...........          (2.6)                   6.7
Interest (Income) Expense, Net....................           3.0                   (2.8)
Foreign Currency Loss.............................           7.5                    2.7
Provision for Income Taxes........................           5.2                    6.8

     Cost of Revenue

     Our cost of revenue decreased by 7% to $40.5 million for the year ended December 31, 1999 down from $43.6 million for the year ended December 31, 1998. The increase in cost of revenue due to Golden Telecom (Ukraine) and TCM being included in our consolidated results of operations only from June 30, 1998 and July 1, 1998, respectively was more than offset by reductions in cost of revenue at our other operating companies.

     CLEC Services. CLEC Services cost of revenue increased by 75% to $12.8 million, or 29% of revenue, for the year ended December 31, 1999 up from $7.3 million, or 28%, of revenue for the year ended December 31, 1998.

     Of the CLEC Services increase in cost of revenue of $5.5 million, TCM accounted for a net increase of $2.0 million. The balance of the increase in cost of revenue of $3.5 million was from Golden Telecom BTS. The consolidation of TCM only from July 1, 1998 accounted for $3.5 million of the increase, offset by a decline in second half cost of revenue of $1.5 million. The consolidation of Golden Telecom BTS only from June 30, 1998 accounted for $2.8 million of the increase, plus an increase in second half cost of revenue of $0.7 million.

     TCM's cost of revenue decreased by 33% to $7.0 million, or 23% of revenue, for the year ended December 31, 1999 from $10.4 million, or 25% of revenue, for the year ended December 31, 1998. The decrease as a percentage of revenue resulted from improved efficiency in TCM's network operations. TCM was only consolidated from July 1, 1998 in the year ended December 31, 1998.

     Golden Telecom BTS cost of revenue increased by 38% to $5.8 million, or 43% of revenue, for the year ended December 31, 1999 from $4.2 million, or 41% of revenue, for the year ended December 31, 1998. Golden Telecom BTS was only consolidated from June 30, 1998 in the year ended December 31, 1998.

     Data and Long Distance Services. Cost of revenue from Data and Long Distance Services decreased by 27% to $25.1 million, or 65% of revenue, for the year ended December 31, 1999 down from $34.6 million, or 67% of revenue, for the year ended December 31, 1998.

     Data Services cost of revenue increased by 25% to $15.8 million, or 58% of revenue, for the year ended December 31, 1999 from $12.6 million, or 51% of revenue, for the year ended December 31, 1998. The increase as a percentage of revenue largely reflects competitive pricing reducing the margin on our data services. Following the acquisition of Glasnet we are continuing to implement improvements in the provisioning of our fiber routes, which are expected to improve our network costs.

     Long Distance Services cost of revenue decreased by 58% to $9.3 million, or 82% of revenue, in 1999 from $22.0 million, or 82% of revenue, in 1998. The decrease reflected a reduction in long distance settlements paid to other carriers, similar to our own reduction in revenue caused by decreased tariffs.

     Mobile Services. Cost of revenue from Mobile Services increased by 22% to $4.6 million, or 26% of revenue, for the year ended December 31, 1999 from $3.6 million, or 37% of revenue, for the year ended December 31, 1998.

     Of the Mobile Services increase in cost of revenue of $1.0 million in the year ended December 31, 1999, $2.5 million was due to an increase in Golden Telecom GSM, offset by a $1.5 million decline in the business group's cost of revenue. The consolidation of Golden Telecom GSM only from June 30, 1998, accounted for $1.8 million of the increase, plus an increase in the second half cost of revenue of $0.7 million.

     Golden Telecom GSM cost of revenue increased by 27% to $4.2 million, or 25% of revenue, for the year ended December 31, 1999 from $3.3 million, or 24% of revenue, for the year ended December 31, 1998. The cost of revenue increased slightly as a percentage of revenue as we reduced our tariffs in response to competitive tariff pressures. Golden Telecom GSM was only consolidated from June 30, 1998 in the year ended December 31, 1998.

     Selling, General and Administrative

     Our selling, general and administrative expenses decreased by 9% to $41.0 million, or 42% of revenue, for the year ended December 31, 1999 down from $45.3 million, or 53% of revenue, for the year ended December 31, 1998. Increases due to the consolidation of Golden Telecom (Ukraine) and TCM were offset by reductions at our other consolidated entities. Reductions in costs included employee remuneration as a result of our efforts to enhance operating efficiency, as well as a reduction in bad debt expense of $3.0 million.

     Depreciation and Amortization

     Our depreciation and amortization expenses increased by 69% to $28.2 million for the year ended December 31, 1999 from $16.7 million for the year ended December 31, 1998. This increase was largely the result of the transactions that enabled us to consolidate Golden Telecom (Ukraine) from June 30, 1998 and TCM from July 1, 1998, which increased goodwill by $31.6 million, and the consolidation of the two entities.

     Equity in (Earnings)/Losses of Ventures

     Our (earnings)/losses after interest and tax charges from investments in non-consolidated ventures decreased to a loss of ($6.7) million for the year ended December 31, 1999 down from earnings of $2.6 million for the year ended December 31, 1998. We recognized earnings at Sovintel of $2.8 million for the year ended December 31, 1999, which partially offset the losses we recognized at other ventures. In the year ended December 31, 1998 our recognized earnings at Sovintel and TCM together were $6.8 million.

     Interest (Income) Expense, Net

     Our interest (income), net, was ($2.8) million for the year ended December 31, 1999 up from an expense of $3.0 million for the year ended December 31, 1998. The improvement was mainly due to the interest income received on the IPO proceeds in the fourth quarter of 1999.

     Foreign Currency Loss

     Our foreign currency loss decreased to $2.7 million for the year ended December 31, 1999 from $7.5 million for the year ended December 31, 1998. This decrease was due to the reduced devaluation of the ruble in 1999, following on from the substantial foreign currency loss in 1998 as a result of the significant devaluation of the ruble.

     Provision for Income Taxes

     Our provision for income taxes increased by 24% to $6.8 million for the year ended December 31, 1999 from $5.2 million for year ended December 31, 1998. The increase was almost entirely due to the consolidation of TCM from July 1, 1998. TCM's provision for income taxes following consolidation was $4.8 million. TCM was only consolidated from July 1, 1998 in the year ended December 31, 1998.

NON-CONSOLIDATED RESULTS -- RESULTS OF NON-CONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE RESULTS OF NON-CONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

     This section includes a discussion of Sovintel's results of operations in the years ended December 31, 1999 and 1998. Sovintel was our principal non-consolidated operating company during these periods.

SOVINTEL

     Revenue

     Sovintel's revenue decreased by 26% to $91.7 million for the year ended December 31, 1999 down from $124.2 million for the year ended December 31, 1998. Revenue from local, long distance and international call traffic decreased as a result of the August 1998 Russian financial crisis adversely affected both traffic volumes and tariffs charged. In particular, traffic from cellular operators decreased 55% compared to the year ended December 31, 1998. Revenue from incoming international traffic also fell sharply, largely because of a 23% reduction in the average settlement rates paid to Sovintel by other operators.

     Cost of Revenue

     Sovintel's cost of revenue decreased by 33% to $51.1 million, or 56% of revenue, for the year ended December 31, 1999, down from $76.2 million, or 61% of revenue, for the year ended December 31, 1998. The decrease as percentage of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles. Sovintel's cost of revenue for the year ended December 31, 1999 included $8.7 million to TCM and the TeleRoss Operating Company and $0.5 million paid to other group companies.

     Selling, General and Administrative

     Sovintel's selling, general and administrative expenses and non-income taxes decreased by 26% to $17.6 million, or 19% of revenue, for the year ended December 31, 1999 down from $23.8 million, or 19% of revenue, for the year ended December 31, 1998. The largest portion of the decrease was attributable to the provision for bad debt and to turnover and other taxes. This decrease was primarily due to lower turnover taxes as a result of decreased revenue together with a reduction in the bad debt expense.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

     During 1998, we began to consolidate the results of Sovam from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998, and TCM from July 1, 1998. Before consolidating these companies, we used the equity method of accounting to report their results. Immediately after this discussion of our consolidated results we have also included a pro forma discussion of our results for 1997 and 1998, assuming that the acquisition of Sovam, Golden Telecom (Ukraine) and TCM were consolidated from January 1, 1997 and January 1, 1998, respectively.

  Revenue

     Our revenue increased by 217% to $86.1 million for the year ended December 31, 1998 from $27.2 million for the year ended December 31, 1997. The increase was due primarily to our consolidation of Sovam from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998 and TCM from July 1, 1998, offset by decreased revenues caused by the August 1998 Russian financial crisis. The breakdown of revenue by business group was as follows:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1997      DECEMBER 31, 1998
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
CLEC Services.....................................         $ 0.0                  $26.5
Data and Long Distance Services...................          24.7                   51.6
Mobile Services...................................           2.3                    9.8
Eliminations......................................           0.2                   (1.8)
                                                           -----                  -----
          Total Revenue...........................         $27.2                  $86.1

     CLEC Services. Revenue from CLEC Services was $26.5 million for the year ended December 31, 1998. There was no CLEC Services revenue for the year ended December 31, 1997 because TCM and Golden Telecom BTS were not consolidated during that period.

     Of the CLEC Services increase in revenue of $26.5 million for the year ended December 31, 1998, $20.7 million was due to the consolidation of TCM from July 1, 1998. The balance of the CLEC Services revenue increase of $5.8 million was due to the consolidation of Golden Telecom BTS from June 30, 1998.

     TCM's revenue increased by 44% to $42.2 million for the year ended December 31, 1998 from $29.3 million for the year ended December 31, 1997. Of these amounts, traffic and monthly recurring revenue at TCM increased by 58% to $32.8 million in 1998 from $20.7 million in 1997, primarily due to the increased number of ports sold and to increased cellular traffic from Vimpelcom and KB Impulse. Port sales at TCM increased by 10% to $9.5 million in 1998 from $8.6 million in 1997, primarily as a result of increased port sales before the August 1998 Russian financial crisis. TCM was not consolidated in the year ended December 31, 1997.

     Golden Telecom BTS revenue increased by 212% to $10.3 million for the year ended December 31, 1998 from $3.3 million for the year ended December 31, 1997. Of these amounts, traffic and monthly recurring revenue at Golden Telecom BTS increased by 300% to $8.8 million in 1998 from $2.2 million in 1997, primarily due to the increased customer base and to increased international incoming and outgoing traffic. Non-recurring revenues such as equipment sales, installation and connection revenue increased by 27% to $1.4 million in 1998 from $1.1 million for the year ended December 31, 1997. Golden Telecom BTS was not consolidated in the year ended December 31, 1997.

     Data and Long Distance Services. Revenue from Data and Long Distance Services increased by 109% to $51.6 million for the year ended December 31, 1998 from $24.7 million for the year ended December 31, 1997.

     The Data and Long Distance Services increase in revenue of $26.9 million in the year ended December 31, 1998 was principally due to the consolidation of Sovam from February 1, 1998. The balance of the Data and Long Distance Services revenue increase was due to an increase in revenue of TeleRoss operating company.

     Sovam's revenue increased by 41% to $24.9 million for the year ended December 31, 1998 from $17.8 million for the year ended December 31, 1997, primarily due to increased revenue from leasing private line facilities. Revenue from Internet access services increased by 65% to $6.1 million in 1998 from $3.7 million in 1997 because of increased usage, of which $3.3 million related to dedicated leased lines and $2.8 million to dial-up access facilities in 1998. Sovam was not consolidated in the year ended December 31, 1997.

     Revenue from long distance services increased by 8% to $26.7 million in 1998 from $24.7 million in 1997 as a result of increased long distance traffic volumes during the first six months of 1998. After the August 1998 Russian financial crisis, traffic levels decreased, and TeleRoss reduced its tariffs to remain competitive with Rostelecom. These decreased tariffs resulted in decreased revenue in the third and fourth quarters of 1998.

     Mobile Services. Revenue from Mobile Services increased by 326% to $9.8 million for the year ended December 31, 1998 from $2.3 million for the year ended December 31, 1997.

     Of the Mobile Services revenue increase of $7.5 million in the year ended December 31, 1998, $8.0 million was due to the consolidation of Golden Telecom (Ukraine) from June 30, 1998. The balance, a reduction of $0.5 million, was due to a decrease in revenue largely generated by equipment sales, including handsets.

     As its network became fully operational during 1998, Golden Telecom GSM revenue increased by 254% to $13.8 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997. Golden Telecom GSM was not consolidated in the year ended December 31, 1997.

  Expenses

     The following table shows our principal expenses for the years ended December 31, 1998 and December 31, 1997:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1997      DECEMBER 31, 1998
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
Cost of Revenue
  CLEC Services...................................         $  0.0                 $ 7.3
  Data and Long Distance Services.................           18.5                  34.6
  Mobile Services.................................            1.9                   3.6
  Eliminations....................................            0.0                  (1.9)
                                                           ------                 -----
Total Cost of Revenue.............................           20.4                  43.6
Selling, General and Administrative...............           21.2                  45.3
Depreciation and Amortization.....................            4.4                  16.7
Equity in (Earnings) Losses of Ventures...........          (12.4)                 (2.6)
Interest, Net.....................................            0.4                   3.0
Foreign Currency Loss.............................            0.4                   7.5
Provision for Income Taxes........................            0.6                   5.2

     Cost of Revenue

     Our cost of revenue increased by 114% to $43.6 million for the year ended December 31, 1998 from $20.4 million for the year ended December 31, 1997. The increase was caused primarily by our acquisitions of minority interests, and the resulting consolidations, of Sovam, Golden Telecom (Ukraine) and TCM during 1998.

     CLEC Services. Cost of revenue from CLEC Services was $7.3 million, or 28% of revenue, for the year ended December 31, 1998. There was no CLEC Services cost of revenue for the year ended December 31, 1997.

     Of the CLEC Services increase in cost of revenue of $7.3 million in the year ended December 31, 1998, $5.0 million was due to the consolidation of TCM from July 1, 1998. The balance of the CLEC Services cost of revenue increase of $2.3 million was due to the consolidation of Golden Telecom BTS from June 30, 1998.

     TCM's cost of revenue increased by 55% to $10.4 million, or 25% of revenue, for the year ended December 31, 1998 from $6.7 million, or 23% of revenue, for the year ended December 31, 1997. This slight increase as a percentage of revenue was due to traffic revenue increasing as a percentage of TCM's revenue mix. TCM was not consolidated in the year ended December 31, 1997.

     Golden Telecom BTS cost of revenue increased by 200% to $4.2 million, or 41% of revenue, for the year ended December 31, 1998 from $1.4 million, or 42% of revenue, for the year ended December 31, 1997. Golden Telecom BTS was not consolidated in the year ended December 31, 1997.

     Data and Long Distance Services. Cost of revenue from Data and Long Distance Services increased by 87% to $34.6 million, or 67% of revenue, for the year ended December 31, 1998 from $18.5 million, or 75% of revenue, for the year ended December 31, 1997.

     Of the Data and Long Distance Services increase in cost of revenue of $16.1 million for the year ended December 31, 1998, $12.6 million was due to the consolidation of Sovam from February 1, 1998. The balance of the Data and Long Distance Services cost of revenue increase of $3.5 million was due to an increase in cost of revenue of TeleRoss operating company.

     Sovam's cost of revenue increased by 24% to $12.6 million, or 51% of revenue, for the year ended December 31, 1998 from $10.2 million, or 57% of revenue, for the year ended December 31, 1997. The reduction as a percentage of revenue was due to increased usage of our fixed network. Sovam was not consolidated in the year ended December 31, 1997.

     Cost of revenue from long distance services increased by 22% to $22.0 million, or 82% of revenue, in 1998 from $18.0 million, or 73% of revenue, in 1997. The decreased gross margin in 1998 was primarily due to tariff reductions following the August 1998 Russian financial crisis.

     Mobile Services. Cost of revenue from Mobile Services increased by 89% to $3.6 million, or 37% of revenue, for the year ended December 31, 1998 from $1.9 million, or 83% of revenue, for the year ended December 31, 1997.

     The Mobile Services cost of revenue increase of $1.7 million in the year ended December 31, 1998, was entirely due to the consolidation of Golden Telecom (Ukraine) from June 30, 1998.

     Golden Telecom GSM cost of revenue increased by 43% to $3.3 million, or 24% of revenue, for the year ended December 31, 1998 from $2.3 million, or 59% of revenue, for the year ended December 31, 1997. The cost of revenue decreased because a lower proportion of revenue was derived from sales of handsets, which have higher costs in relation to their selling price than revenues derived from traffic. Golden Telecom GSM was not consolidated in the year ended December 31, 1997.

     Selling, General and Administrative

     Our selling, general and administrative expenses increased by 114% to $45.3 million, or 53% of revenue, for the year ended December 31, 1998 from $21.2 million, or 78% of revenue, for the year ended December 31, 1997. This increase was attributable primarily to the fact that such expenses of Sovam, Golden Telecom (Ukraine) and TCM were included in our consolidated results of operations for part of 1998 and not during 1997.

     Of the increase in selling, general and administrative expenses of $24.1 million, $10.9 was due to the consolidation of Sovam, $2.2 million was due to the consolidation of TCM and $4.6 million was due to the consolidation of Golden Telecom (Ukraine). The remainder of the increase, $6.4 million, was largely due to increased costs in our Mobile Services business group.

     Depreciation and Amortization

     Our depreciation and amortization expenses increased by 280% to $16.7 million for the year ended December 31, 1998 from $4.4 million for the year ended December 31, 1997. This increase was a result of the transactions that enabled us to consolidate Sovam, Golden Telecom (Ukraine) and TCM beginning in the second half of 1998 and not during 1997.

     Equity in Earnings/Losses of Ventures

     Our earnings after interest and tax charges from investments in non-consolidated ventures decreased to $2.6 million for the year ended December 31, 1998 from $12.4 million for the year ended December 31, 1997. These results included excess losses of $2.3 million for 1998 and $2.0 million for 1997. Sovintel and TCM generated combined earnings of $6.8 million for 1998 and $15.7 million for 1997, which offset losses generated by our other ventures. We began to consolidate TCM effective as of July 1, 1998.

     Interest, Net

     Our interest expense, net, increased by 650% to $3.0 million for the year ended December 31, 1998 from $0.4 million for the year ended December 31, 1997. The increase was partly due to the consolidation of Golden Telecom (Ukraine) and partly due to certain debt financing costs that we incurred in 1998 associated with our mobile ventures.

     Foreign Currency Loss

     Our foreign currency loss increased to $7.5 million for the year ended December 31, 1998 from $0.4 million for the year ended December 31, 1997. This substantial increase in foreign currency loss in 1998 was due to the devaluation of the ruble.

     Provision for Income Taxes

     Our provision for income taxes increased by 767% to $5.2 million for the year ended December 31, 1998 from $0.6 million for year ended December 31, 1997. The increase was almost entirely due to the consolidation of TCM from July 1, 1998. TCM's provision for income taxes following consolidation was $4.8 million. TCM was not consolidated in the year ended December 31, 1997.

NON-CONSOLIDATED RESULTS -- RESULTS OF NON-CONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE RESULTS OF NON-CONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

     This section includes a discussion of Sovintel's results of operations in the years ended December 31, 1998 and 1997. Sovintel was our principal non-consolidated operating company during these periods.

SOVINTEL

     Revenue

     Sovintel's revenue increased by 9% to $124.2 million for the year ended December 31, 1998 from $114.0 million for the year ended December 31, 1997. This increase was due to a 7% increase to $52.0 million in international outgoing calls, a 41% increase to $19.7 million in domestic long distance calls, and a 36% increase to $18.9 million in switched line rentals. However, the August 1998 Russian financial crisis adversely affected revenue from local calls, international incoming calls, and new connections during the third and fourth quarters of 1998.

     Cost of Revenue

     Sovintel's cost of revenue increased by 11% to $76.2 million, or 61% of revenue, for the year ended December 31, 1998, from $68.4 million, or 60% of revenue, for the year ended December 31, 1997. The gross margin percentage did not change significantly.

     Selling, General and Administrative

     Sovintel's selling, general and administrative expenses increased by 50% to $23.8 million, or 19% of revenue, for the year ended December 31, 1998 from $15.9 million, or 14% of revenue, for the year ended December 31, 1997. The largest portion of the increase was attributable to the provision for bad debt and to turnover and other taxes. The provision for bad debt decreased by $2.1 million to $2.7 million in 1998 from $0.6 million in 1997 principally as a result of the effect of the August 1998 Russian financial crisis. Turnover and other taxes increased by 37% to $7.1 million in 1998 from $5.2 million in 1997, primarily as a result of the increase in revenue during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $162.7 million and $14.2 million as of December 31, 1999 and December 31, 1998, respectively. Our restricted cash was $20.3 million and $27.5 million as of December 31, 1999 and December 31, 1998, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     In early October, we received net proceeds from our initial public offering, together with the proceeds from the investments by GTS and the strategic investors, of approximately $127.8 million, after deducting commissions and offering expenses of approximately $8.0 million. We intend to use our net proceeds from the offering primarily to finance potential acquisitions and business development, network expansion, working capital and general corporate purposes. Until we use the net proceeds from this offering for a particular purpose, we expect to continue to invest them in short-term interest-bearing securities. We have historically received funding from GTS to meet our operational and capital requirements, however, we do not anticipate that GTS will provide additional funding to us.

     During the twelve months ended December 31, 1999 and 1998, we had cash inflows of $16.4 million and $1.3 million, respectively, from our operating activities. We used cash of $(18.2) million and $(62.4) million for investing activities, that was principally attributable to building our telecommunications networks and new acquisitions, for the twelve months ended December 31, 1999 and 1998, respectively.

     We had working capital of $132.5 million as of December 31, 1999 and $3.0 million as of December 31, 1998. At December 31, 1999, we had total debt of approximately $28.0 million, of which $4.1 million were current maturities. At December 31, 1998, we had total debt of approximately $24.5 million, of which $3.0 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At December 31, 1999, $11.0 million of our long-term debt was at fixed rates and at December 31, 1998, none of our long-term debt was at fixed rates.

     In connection with the purchase of equipment and services for certain Vostok Mobile ventures in Russia, those ventures entered into a credit agreement with The Chase Manhattan Bank, New York, providing for up to $30.7 million of financing. The facility was guaranteed by the vendor of such equipment and services, and was insured against certain political risks by the Overseas Private Investment Corporation. To the extent that the guarantor was required to make any payments pursuant to such guarantee, GTS was required to reimburse 50% of such payments. Because of the financial condition of certain Vostok Mobile ventures, prior to the IPO GTS had made certain of the principal and interest payments on behalf of the ventures.

     On September 10, 1999, the Company, GTS and the vendor executed a Settlement Agreement in regard to the Chase Manhattan credit facility. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS settled certain outstanding accounts receivable from the cellular investees to the vendor for $2.0 million. The company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable and issued promissory notes to GTS in a total amount of $6.25 million and to the vendor in a total amount of $4.75 million. In addition, the Company issued certain warrants to the vendor as described in Note 6 to the Consolidated Financial Statements.

     In order for us to compete successfully, we will require substantial additional capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require additional capital for our acquisition and business development initiatives. We expect that we will require over $140 million over the next eighteen-months to three years to fund our capital expenditures and operations. This amount relates to our consolidated and equity method ventures. The net proceeds from our initial public offering will be applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

     In addition to the external financing discussed above, we have funded our consolidated subsidiaries and affiliates through two methods of financing. Certain of our operating companies have received direct debt financing through loans from affiliated companies. In addition, since September 1997, certain of our operating companies have borrowed funds under a $30.0 million back-to-back, three-year, revolving bank facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide cash collateral for onshore loans made by the bank to our Russian-registered ventures. The funding level as at December 31, 1999 totaled $19.7 million, of which $6.8 million was funded to our consolidated subsidiaries and $8.2 million was funded to our affiliates and $4.7 million assumed from our non-consolidated abandoned cellular properties.

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

IMPACT OF THE YEAR 2000

     We initiated a Year 2000 compliance program during 1998 to address the risks associated with the Year 2000 issue and to avoid material loss or impact to us or our customers due to these risks. We experienced no significant problems relating to the Year 2000 issues. We incurred approximately $0.6 million in costs, $0.3 million of which we incurred during 1999, to ensure that business would continue without incident after December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND TREASURY AND CURRENCY EXPOSURE MANAGEMENT

     Our treasury function has managed our funding, liquidity and exposure to interest rate and foreign currency exchange rate risks. Our investment operations are conducted within guidelines that have been established and authorized by our audit committee. In accordance with our policy, we do not enter into any treasury management transactions of a speculative nature.

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

     Given that much of the operating costs are indexed to or denominated in US dollars, including employee compensation expense, capital expenditure and interest expense, we have taken specific steps to minimize our exposure to fluctuations in the appropriate foreign currency. Although local currency control regulations require us to collect virtually all of our revenue in local currency, certain ventures generally either price or invoice in US dollars or index their invoices and collections to the applicable dollar exchange rate. Customer contracts may include clauses allowing additional invoicing if the applicable exchange rate changes significantly between the invoice date and the date of payment, favorable terms for early or pre-payments and heavy penalty clauses for overdue payments. Maintaining the dollar value of our revenue subjects us to additional tax on exchange gains. Exposure on ruble cash balances is reduced by lending cash from cash-generating operating companies to those that are able to convert and pay down dollar denominated liabilities.

     Although we are attempting to match revenue, costs, borrowing and repayments in terms of their respective currencies, we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

     Our cash and cash equivalents are held largely in interest bearing instruments and interest bearing bank accounts, in US dollars, however we do have bank accounts denominated in Russian rubles and Ukranium hryvna. Fair value as of December 31, 1999 and 1998 approximates total value.

     We are exposed to market risk from changes in interest rates on our obligations and we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in foreign currencies which exposes us to risks associated with changes in foreign currency exchange rates. We have developed risk management policies that establish guidelines for managing foreign currency exchange rate risk and we also periodically evaluate the materiality of foreign currency exchange exposures and the financial instruments available to mitigate this exposure. Fair value at December 31, 1999 and 1998, approximates total value.

     The following table provides information about our cash equivalents and debt obligations that are sensitive to changes in interest rates.

                                                                                           1999      1998
                               2000      2001     2002     2003     2004    THEREAFTER    TOTAL      TOTAL
                             --------   ------   ------   ------   ------   ----------   --------   -------
Cash equivalents
  Variable rate............  $145,783   $   --   $   --   $   --   $   --     $   --     $145,783   $    --
  Average interest rate....       4.9%      --       --       --       --         --           --        --
Long-term debt, including
  current portion
  Fixed rate...............  $     --   $   --   $   --   $1,216   $2,823     $6,952     $ 11,000   $    --
  Average interest rate....        --       --       --     14.0%    14.0%      14.0%          --        --
  Variable rate............  $  4,148   $9,518   $1,833   $1,122   $  408     $   --     $ 17,029   $24,459
  Average interest rate....       8.3%    10.4%     8.6%     8.5%     8.4%        --           --        --

     The following table provides information about our financial instruments by currency and where applicable, presents such information in US dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

                                                                                           1999      1998
                                 2000     2001     2002     2003     2004    THEREAFTER    TOTAL     TOTAL
                                ------   ------   ------   ------   ------   ----------   -------   -------
Long-term debt, including
  current portion
US dollars
  Variable rate...............  $2,730   $9,112   $1,833   $1,122   $  408     $   --     $15,205   $20,988
  Average interest rate.......     8.7%    10.5%     8.6%     8.5%     8.4%        --          --        --
  Variable rate...............  $   --   $   --   $   --   $2,338   $2,832     $6,952     $11,000   $    --
  Average interest rate.......      --       --       --     14.0%    14.0%      14.0%         --        --
German marks
  Variable rate...............  $1,373   $  395   $   --   $   --   $   --     $   --     $ 1,768   $ 3,357
  Average interest rate.......     7.6%     7.6%      --       --       --         --          --        --
Ukrainian hryvna
  Variable rate...............  $   45   $   11   $   --   $   --   $   --     $   --     $    56   $   114
  Average interest rate.......     7.6%     7.6%      --       --       --         --          --        --

          REPORT OF ERNST & YOUNG (CIS) LIMITED, INDEPENDENT AUDITORS

The Board of Directors
Golden Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
February 8, 2000

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

                              GOLDEN TELECOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
CURRENT ASSETS
  Cash......................................................  $ 14,164   $ 162,722
  Accounts receivable, net..................................    13,404      10,961
  Prepaid expenses..........................................     4,643       2,666
  Other assets..............................................     5,289       5,252
                                                              --------   ---------
          TOTAL CURRENT ASSETS..............................    37,500     181,601
Property and equipment, net of accumulated depreciation of
  $19,181 and $29,289 at December 31, 1998 and 1999,
  respectively..............................................    52,186      62,176
Investments in and advances to ventures.....................    46,519      45,196
Goodwill and intangible assets, net of accumulated
  amortization of $23,510 and $33,737 at December 31, 1998
  and 1999, respectively....................................    71,924      53,467
Restricted cash and other non-current assets................    27,720      24,184
                                                              --------   ---------
          TOTAL ASSETS......................................  $235,849   $ 366,624
                                                              ========   =========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $ 25,770   $  35,022
  Debt maturing within one year.............................     3,018       4,148
  Other current liabilities.................................     5,674       3,392
  Due to affiliates.........................................        --       6,563
                                                              --------   ---------
          TOTAL CURRENT LIABILITIES.........................    34,462      49,125
Long-term debt, less current portion........................    21,441      17,631
Related party long-term debt................................        --       6,250
Taxes and other non-current liabilities.....................     3,170       2,250
                                                              --------   ---------
          TOTAL LIABILITIES.................................    59,073      75,256
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................     7,993       2,816
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value (50,000,000 shares
     authorized; 10,600,000 and 24,050,125 shares issued and
     outstanding at December 31, 1998 and 1999
     respectively)..........................................       106         241
  Additional paid-in capital................................   241,775     407,863
  Accumulated deficit.......................................   (73,098)   (119,552)
                                                              --------   ---------
          TOTAL SHAREHOLDERS' EQUITY........................   168,783     288,552
                                                              --------   ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $235,849   $ 366,624
                                                              ========   =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
REVENUE:
  Telecommunication services................................  $ 17,414   $ 69,659   $ 83,505
  Equipment sales...........................................     5,471      8,955      3,302
  Revenue from affiliates...................................     4,313      7,472     11,124
                                                              --------   --------   --------
          TOTAL REVENUE.....................................    27,198     86,086     97,931
OPERATING COSTS AND EXPENSES:
  Costs of revenue:
     Access and network services............................    15,158     37,779     38,067
     Equipment sales........................................     5,262      5,795      2,449
  Selling, general and administrative.......................    21,249     45,327     41,011
  Depreciation and amortization.............................     4,363     16,709     28,143
  Abandonment and restructuring charge......................        --         --     19,813
                                                              --------   --------   --------
          TOTAL OPERATING EXPENSES..........................    46,032    105,610    129,483
          LOSS FROM OPERATIONS..............................   (18,834)   (19,524)   (31,552)
OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures...................    12,428      2,559     (6,677)
  Interest income...........................................       146      1,649      5,208
  Interest expense..........................................      (577)    (4,652)    (2,394)
  Foreign currency losses...................................      (399)    (7,452)    (2,739)
  Minority interest.........................................        --     (1,040)    (1,477)
                                                              --------   --------   --------
          TOTAL OTHER INCOME (EXPENSES).....................    11,598     (8,936)    (8,079)
                                                              --------   --------   --------
Net loss before income taxes................................    (7,236)   (28,460)   (39,631)
Income taxes................................................       647      5,184      6,823
                                                              --------   --------   --------
NET LOSS....................................................  $ (7,883)  $(33,644)  $(46,454)
                                                              ========   ========   ========
Net loss per share..........................................  $  (0.74)  $  (3.17)  $  (3.38)
                                                              ========   ========   ========
Weighted average common shares outstanding..................    10,600     10,600     13,736
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
  Net loss..................................................  $ (7,883)  $(33,644)  $(46,454)
Adjustments to Reconcile Net Loss to Net Cash (Used in)
  Provided by Operating Activities:
  Depreciation..............................................     3,282      6,941     11,863
  Amortization..............................................     1,081      9,768     16,280
  Equity in (earnings) losses of ventures, net of dividends
     received...............................................   (12,428)    (2,559)     6,677
  Abandonment and restructuring charge......................        --         --     19,813
  Minority interest.........................................        --      1,040      1,477
  Foreign currency losses...................................       399      7,452      2,739
  Other.....................................................       605      5,488      1,387
  Changes in assets and liabilities:
     Accounts receivable....................................    (3,228)    (1,145)       495
     Accounts payable and accrued expenses..................     3,040      4,570      1,337
     Due to affiliates, net.................................        --         --      6,510
     Other changes in assets and liabilities................    (5,459)     3,379     (5,752)
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........   (20,591)     1,290     16,372
INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (9,011)   (18,704)   (22,110)
  Acquisitions, net of cash acquired........................        --    (40,017)    (6,397)
  Restricted cash...........................................    (5,000)   (19,096)     7,251
  Investments in and advances to ventures, net of
     repayments.............................................    (8,192)    15,404      3,073
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (22,203)   (62,413)   (18,183)
FINANCING ACTIVITIES
  Proceeds from debt........................................        --     13,885      6,857
  Repayments of debt........................................    (7,697)    (7,104)   (13,983)
  Net proceeds from issuance of common stock................        --         --    142,453
  Net proceeds from shareholder.............................    51,235     67,370     16,071
                                                              --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    43,538     74,151    151,398
Effect of exchange rate changes on cash.....................      (230)    (2,798)    (1,029)
                                                              --------   --------   --------
Net increase (decrease) in cash.............................       514     10,230    148,558
Cash at beginning of period.................................     3,420      3,934     14,164
                                                              --------   --------   --------
CASH AT END OF PERIOD.......................................  $  3,934   $ 14,164   $162,722
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                COMMON STOCK     ADDITIONAL                     TOTAL
                                               ---------------    PAID-IN     ACCUMULATED   SHAREHOLDER'S
                                               SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                               ------   ------   ----------   -----------   -------------
Balance at December 31, 1996.................  10,600    $106     $101,767     $ (31,571)     $ 70,302
  Contributions by GTS.......................      --      --       53,149            --        53,149
  Net loss...................................      --      --           --        (7,883)       (7,883)
                                               ------    ----     --------     ---------      --------
Balance at December 31, 1997.................  10,600     106      154,916       (39,454)      115,568
  Contributions by GTS.......................      --      --       86,859            --        86,859
  Net loss...................................      --      --           --       (33,644)      (33,644)
                                               ------    ----     --------     ---------      --------
Balance at December 31, 1998.................  10,600     106      241,775       (73,098)      168,783
  Proceeds from the sale of common stock,
     net of expenses of $8,348...............  13,030     131      142,322            --       142,453
  Issuance of warrants.......................      --      --        1,500            --         1,500
  Compensatory restricted stock grants.......      --      --          213            --           213
  Acquisition of Ukrainian TeleSystems,
     LLC.....................................     420       4        5,032            --         5,036
  Contributions by GTS.......................      --      --       17,021            --        17,021
  Net loss...................................      --      --           --       (46,454)      (46,454)
                                               ------    ----     --------     ---------      --------
Balance at December 31, 1999.................  24,050    $241     $407,863     $(119,552)     $288,552
                                               ======    ====     ========     =========      ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     On June 10, 1999, Golden Telecom, Inc. ("Golden Telecom" or "the Company") was incorporated in Delaware for the purpose of acting as a holding company for Global TeleSystems Group, Inc. ("GTS") operating entities within the Commonwealth of Independent States ("CIS") (the "CIS entities") and supporting non-CIS holding companies. On September 29, 1999, GTS transferred its ownership rights of the CIS entities to the Company. Golden Telecom, a majority-owned subsidiary of GTS, is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice and data networks, international gateways, local access and cellular networks and various value-added services in the CIS, primarily Russia.

     Prior to the reorganization, principally the transfer of ownership rights of the CIS entities to the Company from GTS, the CIS entities were subsidiaries of GTS. As the CIS entities are under common control, the accompanying financial statements give effect to the reorganization as if it were a pooling of interest and have been presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

  Business Environment

     All of the Company's operating companies operate within the CIS. There is currently a high level of political and economic instability and uncertainty within the CIS, specifically the Russian Federation. As a result of the financial crisis in Russia that began in August 1998, financial markets were subject to significant downward adjustments. The national currency was severely devalued during the crisis and continued to deteriorate through the end of the year. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions stopped operations and/or experienced significant losses. The Russian government defaulted on, and announced a restructuring of, its internal debt due to a lack of funds and negotiating forgiveness and/or restructuring of its external debt. Difficulties with the collection of budgeted tax revenues and fulfilling the significant pension and wages arrearages to individuals in many regions and constituencies of the Russian Federation have continued. The financial crisis was further exacerbated by continuing political uncertainties over the development, and application, of existing and future legislation, tax regulations, and economic programs supported by the majority of political institutions and international funding agencies. These matters had a direct negative impact on the financial position and results of operations of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Wholly owned subsidiaries and majority owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control are accounted for by the equity method. The Company has certain majority-owned and 50% owned ventures that are accounted for by the equity method as a result of minority shareholder rights, super majority voting conditions, or other considerations that prevent the Company from obtaining unilateral control of the venture. All significant inter-company accounts and transactions are eliminated upon consolidation.

     The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously

                              GOLDEN TELECOM, INC.

recognized have been recovered. The results of operations from the abandoned cellular ventures are excluded from our results of operations as from August 31, 1999, the date of abandonment.

     Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

  Foreign Currency Translation

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency (either Russian rubles or Ukrainian hryvna) in accordance with the requirements of accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS in that they reflect certain adjustments, recorded on the Company's CIS legal entities' books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The principal adjustments are related to foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment.

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). The temporal method for translating assets and liabilities is used for translation of the Company's legal entities domiciled in the CIS. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures.

     All foreign currency gains and losses recognized in the operations of consolidated subsidiaries are included in the Company's statement of operations as "foreign currency losses." The Company's proportionate share of all foreign currency gains and losses recognized in the operations of ventures accounted for by the equity method of accounting are recognized in the Company's statement of operations as "equity in earnings of ventures."

     The local currencies of the countries located within the CIS are not convertible outside the territory of the respective countries. Official exchange rates are determined daily by the respective Central Banks and were considered to be reasonable approximations of market rates until mid-August 1998. Since that date, liquidity in the currency trading and interbank trading has varied. As a result, the market rates have fluctuated significantly and have, at times, diverged from the official rates. Nonetheless, the various market-related rates are based on the official rates. Accordingly, the respective official rates have been used for translation purposes in these financial statements. The translation of local currency denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar value of capital to its shareholders.

  Cash and Cash Equivalents

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $27.5 million and $21.0 million of restricted cash at December 31, 1998 and 1999, respectively. The restricted cash is primarily related to cash held in escrow at a financial institution for the collateralization of debt obligations that certain of the Company's consolidated subsidiaries and equity ventures have borrowed from such financial institution.

                              GOLDEN TELECOM, INC.

  Accounts Receivable, Net

     Accounts receivable are shown at their net realizable value which approximates their fair value.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.

  Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over its estimated useful life, five years. Intangible assets, principally telecommunications service contracts and licenses, are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to five years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expenses were recognized in 1997, 1998 or 1999.

  Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are intended to be reinvested in those operations permanently. Prior to its formation, the Company was functioning as operating units of GTS and was included in the consolidated tax return of GTS.

                              GOLDEN TELECOM, INC.

  Revenue Recognition

     The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at rates ranging from 1.5% to 4.0% during 1997, 1998 and 1999, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

  Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 1999 were $2.8 million. Advertising expenses were not material in the years ended December 31, 1998 and 1997.

  Net Loss Per Share

     The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares outstanding of the Company. The 10,600,000 common shares issued in connection with the formation of the Company are considered to be outstanding for all periods prior to 1999. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Warrants, stock options and restricted stock grants have been excluded from the net loss per share calculation because their effect would be antidilutive.

  Fair Value of Financial Instruments

     The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value. The fair values of the long and short-term debt approximate carrying values.

  Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 1997, 1998 and 1999, comprehensive income for the Company is equal to net loss.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. Of the $162.7 million of cash and cash equivalents held as at December 31, 1999, $145.8 million was held in cash equivalents in US financial instruments. The balance being maintained in US-owned and, to a lesser extent, local financial institutions within the CIS. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The company generally does not require collateral to extend credit to its customers.

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. It is anticipated that the ruble will continue to devalue. Due to the devaluation, there is an ongoing risk that many Russian banks may be declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured by the Russian government. The last official exchange rate prior to the suspension of

                              GOLDEN TELECOM, INC.

trading on August 17, 1998 was 6.2725 rubles per US dollar. The official exchange rate as of December 31, 1998 and December 31, 1999 was 20.65 rubles and
27.00 per US dollar, respectively. The official exchange rate as of February 8, 2000 was 28.76. The Company has taken and intends to continue to take actions that may minimize the unfavorable effect of continued ruble devaluation.

  Stock-Based Compensation

     Prior to its formation, certain employees of the Company participated in one or more of the stock option plans of GTS. The Company has now established its own stock-based compensation plans as detailed in Note 8.

     The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for its plans. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.

  Use of Estimates in Preparation of Financial Statements

     The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

     During 1998, the Company increased its ownership interest in several of its previously existing ventures by either buying all or part of the minority shareholders' interest in these ventures. These transactions have enabled the Company to consolidate certain ventures that were previously accounted for following the equity method of accounting. The Company has executed these transactions by paying cash and has accounted for these transactions under the purchase method of accounting, and as such, any purchase price paid over net tangible assets acquired has been reflected as goodwill, which is being amortized on a straight-line basis for a period of five years. No adjustments have been made to the assets and liabilities acquired, since their carrying values approximated their fair market values on the date of the transactions.

     In February 1998, the Company acquired the remaining interest in Sovam Teleport ("Sovam") for cash consideration of $5.0 million. The Company's 1998 financial statements reflect the allocation of the purchase price, and as such, the Company recorded approximately $4.6 million of goodwill.

     In July 1998, the Company acquired the remaining interest in GTS Vox Ltd., the holding company for TCM, for cash consideration of $37.0 million. The Company's 1998 financial statements reflect the allocation of the purchase price, and as such, the Company recorded approximately $30.2 million in goodwill.

     In June 1998, the Company increased its beneficial interest in Golden Telecom LLC ("Golden Telecom (Ukraine)") to 56.75% for cash consideration of approximately $9.8 million. The Company's 1998 financial statements reflect the allocation of the purchase price, and as such, the Company recorded approximately $1.4 million in goodwill.

                              GOLDEN TELECOM, INC.

     The following unaudited pro forma combined results of operations for the Company gives effect to the Sovam, TCM and Golden Telecom (Ukraine) business combinations as if they had occurred at the beginning of each period presented (in thousands, except per share data). These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------   --------
                                                             (IN THOUSANDS)
Revenues.................................................  $79,706   $117,367
Net loss.................................................   (9,530)   (32,832)
Net loss per common share................................  $ (0.90)  $  (3.10)

     In August 1999, the Company increased its beneficial ownership in TCM to 100%. Goodwill in the amount of $3.2 million has been recorded by the Company, which is being amortized over the five-year life of the goodwill.

     In addition, an affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the offering on September 30, 1999 in exchange for 420,000 newly issued shares of common stock of the Company. In accordance with the subscription agreement filed with the SEC at the time of the Initial Public Offering an additional 30,000 shares of common stock of the Company will be issued in full and final settlement to the affiliate of ING Barings. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

     In June 1999, the Company acquired the assets of Glasnet, a Moscow based Internet Services Provider (ISP). In July 1999, the Company acquired a 75% interest in SA Telcom LLP, a telecommunications and data services provider in Kazakhstan. In December 1999, the company acquired the assets of Nevalink, an Internet Services Provider (ISP), and the acquisition of full-equity ownership of NevaTelecom. Both Nevalink and NevaTelecom provide telecom and Internet services to the St. Petersburg market. These acquisitions were purchased for approximately $2.5 million, with further conditional payments to a maximum of approximately $1.0 million, payable if certain performance targets are achieved.

NOTE 4: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments, in the periods shown, range from 50% to 70%.

                              GOLDEN TELECOM, INC.

     The components of the Company's investments in and advances to ventures are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Equity in net assets acquired...............................  $10,006   $ 8,186
Excess of investment cost over equity in net assets acquired net of amortization of $3,752 and $4,730 at December 31,
  1998 and 1999, respectively...............................    1,512       390
Accumulated earnings recognized.............................   20,737    21,338
Dividends...................................................     (706)   (1,442)
Cash advances and other.....................................   14,970    16,724
                                                              -------   -------
          Total investments in and advances to ventures.....  $46,519   $45,196
                                                              =======   =======

     In applying the equity method of accounting, the Company's policy is to amortize the excess of investment cost over equity in net assets acquired based upon an assignment of the excess to the fair value of the venture's identifiable tangible and intangible assets, with any unassigned amounts designated as goodwill. The Company then amortizes the allocated costs in accordance with its policies defined in Note 2, "Summary of Significant Accounting Policies."

     The Company has financed the operating and investing cash flow requirements of several of its ventures in the form of cash advances. The Company anticipates that these ventures will generate sufficient cash inflows for the repayment of the cash advances as their businesses mature. Also, due to the long-term nature of the anticipated repayment period and the potential risk associated with the repatriation of the cash advances, the Company has aggregated its investments in and cash advances to the ventures.

     The Company's share of the ventures' foreign currency translation adjustments is reflected in the investment accounts.

                              GOLDEN TELECOM, INC.

             CHANGES IN THE INVESTMENTS IN AND ADVANCES TO VENTURES

     The changes in the investments in and advances to ventures are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Balance, at beginning of period.............................  $ 74,332   $46,519
  Equity in net assets acquired.............................    10,372       159
  Excess of investment cost over equity in net assets
     acquired...............................................    48,125       120
  Dividends.................................................      (706)   (1,011)
  Cash advances (repayments) and other......................     1,542     6,878
  Effect of consolidating equity method companies...........   (89,705)       --
                                                              --------   -------
                                                               (30,372)    6,146)
  Equity ownership in (losses)/earnings.....................     6,914    (1,635)
  Excess losses recognized over amount attributable to
     ownership interest.....................................    (2,253)   (4,125)
  Interest income on advances...............................       932       141
  Amortization of excess of investment cost over equity in
     net assets acquired....................................    (3,034)   (1,058)
                                                              --------   -------
                                                                 2,559    (6,677)
                                                              --------   -------
  Loss in value that is other than temporary................        --      (792)
                                                              --------   -------
Balance, at end of period...................................  $ 46,519   $45,196
                                                              ========   =======

     For all periods presented through December 31, 1999, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                                                          EQUITY METHOD ENTITIES
                                                     --------------------------------
                                                            PERIOD          OWNERSHIP
                                                     --------------------   ---------
EDN Sovintel.......................................          All               50%
TeleRoss Ventures..................................          All               50%
Vostok Mobile Ventures.............................          All            50% - 70%
Sovam..............................................  Through January 1998    66.67%
TCM................................................   Through June 1998        50%
Golden Telecom (Ukraine)...........................   Through June 1998       24.5%

     Sovam, TCM and Golden Telecom (Ukraine) are all accounted for using the consolidation method subsequent to the dates indicated above.

                              GOLDEN TELECOM, INC.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1998 and 1999. The December 31, 1999 information excludes the results of the abandoned mobile ventures.

                                  YEAR ENDED DECEMBER 31, 1998                        YEAR ENDED DECEMBER 31, 1999
                        -------------------------------------------------   -------------------------------------------------
                        MAJORITY OWNED    50% OR LESS      TOTAL EQUITY     MAJORITY OWNED    50% OR LESS      TOTAL EQUITY
                           VENTURES      OWNED VENTURES   METHOD VENTURES      VENTURES      OWNED VENTURES   METHOD VENTURES
                        --------------   --------------   ---------------   --------------   --------------   ---------------
                                         (IN THOUSANDS)                                      (IN THOUSANDS)
Revenue...............      $4,306          $164,116         $168,422          $ 1,758          $108,384         $110,142
Gross margin..........       2,869            75,549           78,418            1,128            52,724           53,852
Net income............        (187)            4,611            4,424           (1,205)              327             (878)
Current assets........         953            41,806           42,759              188            29,341           29,529
Total assets..........       7,837           136,658          144,495            4,285           109,373          113,658
Current liabilities...       3,431            50,880           54,311            2,428            28,559           30,987
Total liabilities.....       6,975            68,175           75,150            3,352            43,024           46,376
Net assets............         862            68,481           69,343              933            66,349           67,282

                              GOLDEN TELECOM, INC.

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Accounts receivable consists of:
  Trade accounts receivable.................................  $15,420   $13,209
  Value added taxes receivable..............................    1,276     1,089
  Other receivables.........................................      916       673
                                                              -------   -------
                                                               17,612    14,971
  Less: allowance for doubtful accounts.....................    4,208     4,010
                                                              -------   -------
          Total accounts receivable, net....................  $13,404   $10,961
                                                              =======   =======
Other assets consists of:
  Inventories...............................................  $ 4,216   $ 1,879
  Other assets..............................................    1,073     3,373
                                                              -------   -------
          Total other assets................................  $ 5,289   $ 5,252
                                                              =======   =======
Property and equipment consists of:
  Telecommunications equipment..............................  $55,219   $71,077
  Furniture, fixtures and equipment.........................    7,224     7,408
  Other property............................................    3,880     4,058
  Construction in process...................................    5,044     8,922
                                                              -------   -------
                                                               71,367    91,465
  Less: accumulated depreciation............................   19,181    29,289
                                                              -------   -------
          Total property and equipment, net.................  $52,186   $62,176
                                                              =======   =======
Goodwill and intangible assets consists of:
  Goodwill..................................................  $78,761   $72,785
  Other intangibles.........................................   16,673    14,149
                                                              -------   -------
                                                               95,434    87,204
  Less: accumulated amortization............................   23,510    33,737
                                                              -------   -------
          Total goodwill and intangible assets, net.........  $71,924   $53,467
                                                              =======   =======
Accounts payable and accrued expenses consists of:
  Accounts payable..........................................  $10,570   $ 6,010
  Interest payable..........................................      964       962
  Income taxes..............................................      245        --
  Accrued compensation......................................    1,764     2,330
  Accrued other taxes.......................................    5,873     2,763
  Restructuring charge accrual..............................       --     9,461
  Other accrued expenses....................................    6,354    13,496
                                                              -------   -------
          Total accounts payable and accrued expenses.......  $25,770   $35,022
                                                              =======   =======

                              GOLDEN TELECOM, INC.

NOTE 6: DEBT OBLIGATIONS

     Company debt consists of:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Citibank General Credit Agreement...........................  $12,665   $ 6,765
Siemens Equipment Agreement.................................    3,440     1,824
Motorola Equipment Agreement................................    8,354     6,910
Vendor Settlement Agreement.................................       --     4,750
Note payable to GTS.........................................       --     6,250
Other indebtedness..........................................       --     1,530
                                                              -------   -------
                                                               24,459    28,029
Less: debt maturing within one year.........................    3,018     4,148
                                                              -------   -------
          Total long-term debt..............................  $21,441   $23,881
                                                              =======   =======

     Aggregate maturities of long-term debt, as of December 31, 1999, are as follows: 2000 -- $4.1 million, 2001 -- $9.5 million, 2002 -- $1.8 million,
2003 -- $2.3 million, 2004 -- $3.3 million and thereafter, -- $7.0 million.

     The Company paid interest of $0.3 million, $1.9 million and $2.4 million in 1997, 1998, and 1999, respectively.

     In September 1997, the Company's finance subsidiary entered into a $30.0 million credit facility with Citibank. Drawings outstanding under this agreement by the Company's consolidated ventures totaled $12.7 million and $6.8 million at December 31, 1998 and 1999, respectively. Total borrowings outstanding by all entities under the Citibank General Credit Agreement totaled $27.4 million and $19.7 million at December 31, 1998 and 1999, respectively. All amounts outstanding under this agreement are due September 30, 2000 and are fully collateralized by the Company's restricted cash. The Company intends to either refinance this debt on a long-term basis, with negotiations to this end being substantially complete, or to repay the debt out of restricted cash balances. The loan is subject to certain covenants, which require all contracted companies to be in compliance. The companies were in compliance with these covenants as of December 31, 1999. The loan carries interest at a rate equal to the three-month London Inter-Bank Offering Rate ("LIBOR") plus 5.0 percent per annum (equivalent to 11.11% at December 31, 1999).

     In November 1996, Golden Telecom (Ukraine) entered into an agreement with Siemens GmbH, which was amended to include MKM Telekom (a subsidiary of Siemens) (collectively referred to as the "Siemens equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to 8.6 million Deutsche Marks (DM) of certain equipment from Siemens. The terms allowed Golden Telecom (Ukraine) to finance up to 70% of this amount. Golden Telecom (Ukraine) is required to make semiannual principal payments plus accrued interest for three years beginning six months after completion of installation of such equipment. Amounts outstanding under this agreement totaled 3.4 million DM ($1.8 million) at December 31, 1999. The agreement carries interest at a rate equal to the DM LIBOR rate plus 4.5 percent per annum (equivalent to 7.58% at December 31, 1999).

     In June 1996, Golden Telecom (Ukraine) entered into an agreement with Motorola Corporation (the "Motorola equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to $20.0 million of certain equipment from Motorola. Through December 31, 1999, the Company had purchased $13.7 million of equipment under this agreement. Golden Telecom (Ukraine) is required to make semiannual payments plus accrued interest beginning six months after completion of installation of such equipment. Amounts

                              GOLDEN TELECOM, INC.

outstanding under this agreement totaled $6.9 million at December 31, 1999. The agreement carries interest at a rate equal to the LIBOR rate plus 3.0 percent per annum (equivalent to 8.7% at December 31, 1999).

     Prior to June 30, 1998, amounts outstanding under the Siemens and Motorola equipment agreements were not included in the debt of the consolidated accounts of the Company. Effective June 30, 1998, the Company acquired a controlling interest in Golden Telecom (Ukraine) and, accordingly, amounts outstanding under these agreements were consolidated at December 31, 1998 (See Note 3).

     In 1996, certain non-consolidated joint ventures of the Company entered into a 5.0 million Netherlands Guilders ("NLG") credit facility which is guaranteed by Vostok Mobile B.V., a subsidiary of the Company. Borrowings outstanding by the regional joint ventures totaled NLG 2.6 million ($1.3 million) at December 31, 1999.

  Debt Restructuring

     On September 10, 1999, the Company, GTS and a vendor of telecommunications equipment executed a Settlement Agreement in regard to a credit facility under which, certain equity method cellular investees had outstanding loans. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS paid directly or funded the settlement of certain outstanding accounts receivable from the cellular investees to the vendor for $2.5 million. The Company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable and issued promissory notes to GTS in a total amount of $6.25 million and the vendor in a total amount of $4.75 million. In addition, the Company issued certain warrants to the vendor described below.

     The promissory note issued to the vendor bears interest at 14% per annum. The note is subordinated to accounts payable and senior loans and has a maturity of seven years. The Company is not required to make any payments under the note for the first thirty-months. At its election, the vendor will have the option of selling the note to GTS at 60% of its face value, $2.85 million, during the first year after which such option expires.

     The two promissory notes issued to GTS, for $4.75 million and $1.5 million, have the same ranking, maturity, interest rate and payment terms as the $4.75 million promissory note issued to the vendor, as described above.

     The terms of the warrants allow the vendor to purchase 126,050 shares of our common stock at an exercise price of $0.10 per share. The warrants are exercisable for five years, but will not be exercisable during the first two years. During this period, the vendor will be required to transfer one-half of the warrants to GTS if GTS or its subsidiaries place orders in Western and Central Europe with the vendor in an amount equal to or exceeding $50 million, as invoiced by the vendor. If GTS or its subsidiaries place such orders in an amount equal to or exceeding $75 million, the vendor will be required to transfer all of the warrants to GTS.

NOTE 7: SHAREHOLDERS' EQUITY

  Common Stock

     On June 10, 1999, the Company issued one hundred shares of $0.01 par common stock to GTS. In anticipation of the Initial Public Offering of our stock and in consideration of the contribution of the assets that constitute Golden Telecom, Inc., on September 29, 1999, the Company issued an additional 10,599,900 shares of common stock to GTS. The accompanying financial statements have been prepared with the assumption that 10,600,000 shares of common stock have been issued and outstanding for all of the prior periods presented. On September 30, 1999, the Company issued 4,456,328 shares of $0.01 par common stock

                              GOLDEN TELECOM, INC.

to GTS and 2,673,797 shares of $0.01 par common stock to a group of strategic investors. Additionally the Company issued 420,000 shares of $0.01 par common stock to an affiliate of ING Barings as partial consideration for its ownership interest in GTS-Ukrainian TeleSystems LLC. Also, on September 30, 1999, the Company signed an Underwriting Agreement with Deutsche Bank AG London to issue 4,650,000 shares of $0.01 par common stock as part of an initial public offering.

     In December 1999, the Company issued privately 1,250,000 shares of $0.01 par common stock to Capital International Global Emerging Markets Private Equity Fund, L.P. This investment is conditioned on certain customary conditions and is subject to a 180-day lock-up. Capital International has received certain registration rights from the company, and in accordance with a shareholders agreement with GTS, GTS has agreed, subject to certain terms and conditions to elect one individual nominated by Capital International to its Board of Directors. For purposes of this private placement, the Company has received a waiver of its lock-up on selling shares of its common until March 25, 2000. These shares have not been, and will not be, registered with the SEC and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     The Company's sole shareholder and the board of directors approved the 1999 Equity Participation Plan of Golden Telecom, Inc. on September 30, 1999. Under this plan not more than 4,023,551 shares of common stock (subject to antidilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards.

NOTE 8: STOCK OPTION PLANS

     Prior to the formation of the Company, certain employees participated in one or more of the stock option plans of GTS. As a result of changes made to certain individual GTS option agreements in 1997, the Company has recorded a $2.2 million expense for the year ended December 31, 1997. No such expenses were incurred for the years ended December 31, 1998 or 1999.

     At the time of the IPO certain employees that had been granted GTS options that would vest during the year 2000, surrendered those options and received restricted shares in Golden Telecom, Inc., which will vest on the second anniversary of the IPO. The maximum number of restricted shares to be issued under this arrangement will be 142,096. The restricted shares were priced at $0.01 per share and the maximum total cost of this restricted share program to the company will be $1.7 million (grant date fair value) of which $0.2 million was recorded in the year ended December 31, 1999.

     The Company has established the Golden Telecom Equity Participation Plan, a stock option plan similar to the principal option plan of GTS. The Company has granted and intends to offer options to key employees and members of the Board of Directors of the Company. No charge to operations is expected to result from options issued under this new plan. The plan is subject to ratification by the shareholders. Under the equity plan not more than 4,023,551 shares of common stock (subject to antidilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. On October 1, 1999 2,735,000 shares at $12.00 per share were granted to key employees under the Company's Equity Participation Plan. The options vest over a three-year period from the date of grant and expire ten years from the date of grant. In the period no further grants were made, no grants were exercised and no grants were canceled or expired. Accordingly options for 2,735,000 shares at $12.00 per share were outstanding at December 31, 1999, none of which were exercisable.

     The Company applies the provisions of APB No. 25 in accounting for its stock options incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss in future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of

                              GOLDEN TELECOM, INC.

SFAS No. 123, the Company's net loss for the years ended December 31, 1999 would have been approximately $48.3 million, $3.52 net loss per common share.

     The fair value of options granted under the GTI plan in 1999 are estimated to be $8.05 per share on the date of grant using the Black Scholes option pricing model for grants in 1999 with the following assumptions: dividend yield 0%, risk free interest rate of 5.90%, an expected life of five years, and an expected volatility of 1.

NOTE 9: EMPLOYEE BENEFIT PLAN

     Prior to the formation of the Company, certain employees participated in the GTS 401(k) retirement savings plan (the "Savings Plan") covering all US citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and, as such, participants may defer pretax income in accordance with federal income tax limitations. GTS provided a 50% matching contribution on the first 5% contributed by the employee. GTS may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by GTS vest 100% after three years of service. The Company's expense under the Savings Plan for the Company's employees was approximately $32,000, $40,000 and $37,000 for the years ended December 31, 1997, 1998 and
1999, respectively. Neither GTS nor the company made any discretionary (non-matching) contributions for the years ended December 31, 1997, 1998 or 1999.

     Certain employees continue to participate through the GTS 401(k) retirement savings plan, however the Company intends to establish a 401(k) Retirement Savings Plan similar to the GTS Savings Plan.

NOTE 10: INCOME TAXES

     The components of loss before income taxes and minority interest were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Pretax loss:
  Domestic............................................  $(4,976)  $ (8,210)  $(24,926)
  Foreign.............................................   (2,260)   (19,210)   (14,705)
                                                        -------   --------   --------
                                                        $(7,236)  $(27,420)  $(39,631)
                                                        =======   ========   ========

     For the years ended December 31, 1997, 1998 and 1999, the Company recorded $0.6 million, $5.2 million, and $6.8 million respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

     The Company paid foreign income taxes of $0.1 million, $5.4 million and $7.1 million in 1997, 1998 and 1999, respectively.

     The Company has not recorded a domestic provision for income taxes as, prior to its formation, the Company was functioning as operating units of GTS. The domestic US based subsidiaries of the Company (the "US subsidiaries") were wholly-owned subsidiaries of GTS and accordingly, were included in GTS' US consolidated income tax returns. Under the previous structure, had the US subsidiaries filed a consolidated US income tax return (which is required upon formation of the Company), the Company would have incurred income taxes of $2.9 million, and $2.9 million for years ended December 31, 1997 and 1998, and $0.0 million for the nine months ended September 30, 1999. However, as a component of the formation of the Company, certain elections and transactions have been made that would have eliminated any US income tax liabilities incurred under the previous structure. Although no provision for domestic US taxes has been recorded in the accompanying financial statements, the Company's future effective tax rate will depend largely on its structure and tax strategies as a separate, independent company.

                              GOLDEN TELECOM, INC.

     Effective upon the formation of the Company, any taxable income or losses recorded is reported on the Company's consolidated income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS' US net operating loss carryforwards. A valuation allowance has been established by the Company, due to management's estimate of the future benefits of these amounts that are less likely than not to be realized. Accordingly, there was no impact in the accompanying financial statements.

     The reconciliation of the US statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Taxes at US statutory rates.................................   35.0%    35.0%    35.0%
Foreign income taxes........................................   (8.9)   (18.2)   (17.2)
Foreign and domestic operating losses with no related tax
  benefit...................................................  (35.0)   (35.0)   (35.0)
                                                              -----    -----    -----
                                                               (8.9)%  (18.2)%  (17.2)%
                                                              =====    =====    =====

Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $ 6,300   $ 8,037
  Other deferred tax assets.................................      700       743
                                                              -------   -------
Total deferred tax asset....................................    7,000     8,780
  Less: valuation allowance.................................   (7,000)   (8,780)
                                                              -------   -------
          Total.............................................  $    --   $    --
                                                              =======   =======

     As of December 31, 1999, the Company had net operating loss carryforwards for US federal income tax purposes of approximately $23.0 million expiring in fiscal years 2010 through 2019. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carryforwards are limited to a maximum of $7.5 million per year.

     Certain of the Company's consolidated foreign ventures have foreign tax loss carryforwards in excess of $17.9 million. These tax loss carryforwards are typically denominated in the local currency, subject to annual limitations and expire in fiscal years 2000 through 2004. The Company's financial statements do not reflect any provision for benefits that might be associated with such loss carryforwards.

     GTS' investment in EDN Sovintel has historically been treated for US tax purposes as a partnership and, therefore, GTS' share of EDN Sovintel's income has flowed through to the GTS consolidated federal income tax return on a current basis. However, as part of the formation of the Company and the transfer of ownership rights in EDN Sovintel to the Company, the Company elected to treat it's ownership in EDN Sovintel as a corporation for US tax purposes; accordingly, such undistributed future earnings of EDN Sovintel will be treated consistent with the Company's investments in other foreign entities. Undistributed earnings of the Company's other foreign investments are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income taxes, or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to foreign withholding taxes and US income taxes (subject to reduction for foreign tax credits).

                              GOLDEN TELECOM, INC.

NOTE 11: COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $1.0 million, $2.5 million, and $0.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 1999, are as follows: 2000 -- $0.4 million, 2001 -- $0.4 million, 2002 -- $0.4 million, and 2003 -- $0.3 million.

  Other Commitments and Contingencies

     The Company's non-consolidated ventures have future purchase commitments amounting to $1.2 million and $0.1 million as of December 31, 1998 and 1999, respectively.

     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 6. The total amounts guaranteed at December 31, 1998 and 1999 were approximately $9.5 million and $8.5 million, respectively. The Company expects that all the collateralized debt will be repaid by the ventures, except those ventures that have been abandoned.

  Major Customers

     There were no major customers in 1997. The Company had one major customer in the CLEC reporting segment, representing $17.4 million, or 20%, of total revenues in 1998 and $21.0 million, or 21%, of total revenues in 1999.

  Tax Matters

     The taxation systems within the various countries of the CIS ("CIS Taxes") are evolving as the respective governments transform from command to market-oriented economies. The various CIS governments have introduced and continue to introduce new tax and royalty laws and related regulations. These laws and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors, Central Bank officials and other governmental bodies. Instances of inconsistent opinions between local, regional and federal tax authorities and between the Central Bank and other governmental bodies are not unusual.

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the CIS Taxes, the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 1997, 1998, and 1999. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

                              GOLDEN TELECOM, INC.

obligated to pay additional amounts of VAT. In the opinion of management, any additional VAT the Company may be obligated to pay would not be material.

  Other Matters

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 12: RELATED PARTY TRANSACTIONS

     Pursuant to a 1995 purchase agreement, the Company received its interest in GTS-Vox Limited, the intermediate holding company of TCM, in exchange for a note in the principal amount of $0.7 million issued to the sellers and certain additional consideration to its partners payable in the form of either cash or Common Stock of GTS based upon its financial performance. The Company paid the note in 1996. On January 17, 1997, the agreement was amended such that the consideration would only be in the form of the issuance of Common Stock of GTS. In the first quarter of 1997, pursuant to this agreement GTS issued 1,009,200 common shares at the then current fair market value of $6.67 per share. In addition, in April 1998 and July 1998, pursuant to this agreement, GTS issued 673,260 and 253,718 shares of its common stock at the then current fair market values of $20.13 per share and $23.55 per share, respectively. Further, in July 1998, the Company purchased the remaining 47.36% interest in GTS-Vox Limited for $40.5 million from its former partners.

     In April 1996, the Company entered into an agreement with First NIS Regional Fund SICAF, an affiliate of Baring International Investment Management Limited ("Barings"), to acquire a 29% effective interest in Golden Telecom (Ukraine), a Ukrainian limited liability company. Such acquisition closed in May 1996. Barings funded $4.5 million to be applied towards the purchase of the interest in Golden Telecom (Ukraine). Barings could exercise an option to convert its initial investment into 438,311 shares of GTS Common Stock at an exercise price of $10.27. In June 1997 the agreement was amended, such that Barings funded an additional $4.1 million to be applied to Golden Telecom (Ukraine). In connection with a restructuring of Golden Telecom (Ukraine), the agreement was further amended in June 1998 to restructure the capital and ownership of Golden Telecom (Ukraine). Pursuant to such amendment Barings exercised and received 713,311 shares of GTS Common Stock and made an additional investment of $5.75 million to be applied toward Golden Telecom (Ukraine)'s capital expenditure and operating capital requirements. As a result of the June 1998 amendment, the Company increased its effective ownership interest in Golden Telecom (Ukraine) to approximately 57%. Affiliates of Barings, which consist primarily of investment funds and trusts, are shareholders of GTS.

     In addition, an affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the IPO on September 30, 1999 in exchange for 420,000 newly issued shares of common stock of the Company. In accordance with the subscription agreement filed with the SEC at the time of the IPO, an additional 30,000 shares of common stock of the Company will be issued to the affiliate of ING Barings. The Company's beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

     In September 1997, the Company acquired from its minority partner, Tricor B.V., its 49% ownership interest in Vostok Mobile B.V., the Company's intermediate holding company that has investment interests, between 50% and 100%, in eleven cellular operating companies, for total consideration of up to $7.7 million. Pursuant to the Company's agreement with Tricor B.V., the Company made payments of $5.3 million and

                              GOLDEN TELECOM, INC.

$2.4 million in 1997 and 1999, respectively. Tricor B.V. is owned by three individuals, one of whom is the former chief executive officer of GTS Mobile Services (CIS).

     The Company entered into an administrative services agreement with GTS. Pursuant to this agreement, GTS will provide the Company with certain accounting, tax and financial management and budgeting services, legal and regulatory services and human resources services. The amount payable under this agreement is $0.2 million per annum.

     Included in revenues for the twelve months ended December 31, 1997, 1998 and 1999, respectively is $4.3 million, $7.4 million, and $10.5 million, of intercompany transactions from the Company's equity investees.

     Included in revenues for the twelve months ended December 31, 1997, 1998 and 1999, respectively is $0.0 million, $0.1 million and $0.6 million of intercompany transactions from other GTS affiliates.

NOTE 13: SEGMENT INFORMATION

     LINE OF BUSINESS DATA

     The Company operates in three segments within the telecommunications industry. These three segments are: Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Data and Long Distance Services using a fiber optic and satellite-based network; and Mobile Services consisting of cellular networks throughout the Russia and Ukraine on a subscription and prepaid basis. The Company has adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for 1997, 1998 and 1999. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating margin of each strategic business unit.

                                                                                       BUSINESS
                                               DATA AND       MOBILE    CORPORATE &    SEGMENT    CONSOLIDATED
                                    CLEC     LONG DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                                  --------   -------------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
  Revenue.......................  $139,996      $38,019      $40,219      $(5,237)     $212,997     $ 27,198
  Depreciation & amortization...     6,290        5,441        8,368         (231)       19,868        4,363
  Operating income (loss).......    43,072       (5,765)         551       (6,745)       31,113      (18,834)
  Equity in (earnings) of
    ventures....................        --           --           --           --            --      (12,428)
  Identifiable assets...........    97,280       65,231       90,095       54,191       306,797      129,620
  Capital expenditures..........    24,507        2,052       17,020         (810)       42,769        1,846

                                      ADJUSTMENTS TO
                                    RECONCILE BUSINESS
                                        SEGMENT TO
                                   CONSOLIDATED RESULTS
                                  -----------------------
                                   EQUITY
                                   METHOD      AFFILIATE
                                  VENTURES    ADJUSTMENTS
                                  ---------   -----------
                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
  Revenue.......................  $(212,147)   $ 26,348
  Depreciation & amortization...    (15,505)         --
  Operating income (loss).......    (50,187)        240
  Equity in (earnings) of
    ventures....................         --     (12,428)
  Identifiable assets...........   (177,177)         --
  Capital expenditures..........    (44,572)      3,649

                              GOLDEN TELECOM, INC.


                                                                                       BUSINESS
                                               DATA AND       MOBILE    CORPORATE &    SEGMENT    CONSOLIDATED
                                    CLEC     LONG DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                                  --------   -------------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
  Revenue.......................  $168,573      $49,237      $50,019      $ (9,357)    $258,472     $ 86,086
  Depreciation & amortization...     8,004        5,006       13,246         7,357       33,613       16,709
  Operating income (loss).......    47,336       (6,126)      (3,584)      (16,390)      21,236      (19,524)
  Equity in (earnings) of
    ventures....................        --           --           --            --           --       (2,559)
  Identifiable assets...........   129,071       44,709       95,776       113,319      382,875      235,849
  Capital expenditures..........    27,679        6,438       24,172           415       58,704       20,738

                                      ADJUSTMENTS TO
                                    RECONCILE BUSINESS
                                        SEGMENT TO
                                   CONSOLIDATED RESULTS
                                  -----------------------
                                   EQUITY
                                   METHOD      AFFILIATE
                                  VENTURES    ADJUSTMENTS
                                  ---------   -----------
                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
  Revenue.......................  $(199,935)    $27,549
  Depreciation & amortization...    (16,904)         --
  Operating income (loss).......    (41,040)        280
  Equity in (earnings) of
    ventures....................         --      (2,559)
  Identifiable assets...........   (147,026)         --
  Capital expenditures..........    (37,966)         --

                                                                                       BUSINESS
                                               DATA AND       MOBILE    CORPORATE &    SEGMENT    CONSOLIDATED
                                    CLEC     LONG DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                                  --------   -------------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
  Revenue.......................  $128,086      $36,685      $35,108      $ (7,955)    $191,924     $ 97,931
  Depreciation & amortization...    10,318        7,389       16,607        12,397       46,711       28,143
  Operating income (loss).......    37,901       (8,215)      (5,769)      (43,388)     (19,471)     (31,552)
  Equity in losses of
    ventures....................        --           --           --            --           --        6,677
  Identifiable assets...........   121,461       49,127       62,213       247,481      480,282      366,624
  Capital expenditures..........    13,246       10,619       10,080         1,038       34,983       22,110

                                      ADJUSTMENTS TO
                                    RECONCILE BUSINESS
                                        SEGMENT TO
                                   CONSOLIDATED RESULTS
                                  -----------------------
                                   EQUITY
                                   METHOD     ADJUSTMENTS
                                  VENTURES     AFFILIATE
                                  ---------   -----------
                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
  Revenue.......................  $(112,912)    $18,919
  Depreciation & amortization...    (18,568)         --
  Operating income (loss).......    (12,078)         (3)
  Equity in losses of
    ventures....................         --       6,677
  Identifiable assets...........   (113,658)         --
  Capital expenditures..........    (12,873)         --

     GEOGRAPHIC DATA

     Revenues from external customers are based on the location of the operating company providing the service.

     Prior to June 30, 1998, all operations were located within Russia. Since that time, the Company has operated within two main geographic regions of the CIS-Russia and Ukraine. Geographic information as of December 31, 1998 and 1999 is as follows:

                                                                CORPORATE &    CONSOLIDATED
                                            RUSSIA    UKRAINE   ELIMINATIONS     RESULTS
                                           --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 1998
  Revenue................................  $ 72,242   $13,906      $  (62)       $ 86,086
  Long-lived assets......................   130,412    33,612       6,651         170,675
YEAR ENDED DECEMBER 31, 1999
  Revenue................................  $ 67,923   $30,228      $ (220)       $ 97,931
  Long-lived assets......................   128,533    33,266       2,959         164,758

                              GOLDEN TELECOM, INC.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the Company:

                                                               TWELVE MONTHS ENDED
                                                                DECEMBER 31, 1999
                                                               -------------------
                                                                 (IN THOUSANDS)
Issuance of warrants........................................         $1,500
Acquisition of shares of GTS Ukrainian TeleSystems, Inc. ...          5,036
Issuance of notes and assumption of debt related to certain
  cellular ventures.........................................          7,047
Issuance of notes and assumption of debt related to
  abandoned ventures........................................          3,953
Write off of certain equity investments, goodwill and fixed
  assets related to abandonment.............................          6,274
Other liabilities assumed related to abandonment and
  restructuring.............................................          9,586

NOTE 15: OTHER TRANSACTIONS

  Abandonment

     In September 1999, the Board of Directors of GTS approved a formal plan of restructuring that resulted in the Company abandoning certain cellular business operations in Russia. As part of this plan of restructuring, the Company is currently seeking a buyer for its ownership interests in these operations and does not intend to provide any further financial assistance to such businesses, other than debts assumed as described above. The Company is targeting to complete the disposition of these properties by early 2001.

     In reaching its decision the Company had determined that the financial, operational and management support required for these ventures does not meet its current strategic plan; however, it will continue to support the remaining Russian cellular businesses. In connection with this decision, a charge to earnings in the third quarter of 1999 of $18.5 million was incurred as a result of the plan of abandonment, of which approximately $8.3 million was recorded as a liability. The charge was calculated based on the write-down of the carrying value of these business operations to their estimated realizable value. The charge was based upon the financial statements as at August 31, 1999 and the results of the abandoned ventures were no longer included in the Company's results commencing September 1, 1999. Additionally, the Company has recorded a restructuring charge of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against the liabilities of $9.6 million in the year ended December 31, 1999.

     Our equity in losses that were recognized for the abandoned cellular ventures in the years ended December 1997, 1998 and 1999 were $0.4 million, $1.6 million and $2.1 million.

                              GOLDEN TELECOM, INC.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary historical consolidated quarterly financial data since the start of 1998 show our results before and since the August 1998 Russian financial crisis.

     Summarized quarterly financial data is as follows:

                                                   ACTUAL FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1998        1998         1998            1998
                                          ---------   --------   -------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................   $13,756    $14,949      $ 31,966        $ 25,415
Cost of Revenues........................     8,934      9,883        12,709          12,048
Gross Margin............................     4,822      5,066        19,257          13,367
Selling, general and administrative.....     8,791      8,113        17,124          11,299
Net loss................................    (2,306)      (840)      (17,121)        (13,377)
Net loss per share(1)...................   $ (0.22)   $ (0.08)     $  (1.62)       $  (1.26)

                                                   ACTUAL FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1999        1999         1999            1999
                                          ---------   --------   -------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................   $24,185    $23,170      $ 25,111        $25,465
Cost of Revenues........................     9,326      9,376        11,118         10,696
Gross Margin............................    14,859     13,794        13,993         14,769
Selling, general and administrative.....     8,638     10,432        10,928         11,013
Abandonment and restructuring charge....        --         --        19,813             --
Net loss................................    (7,776)    (8,194)      (26,424)        (4,060)
Net loss per share(1)...................   $ (0.73)   $ (0.77)     $  (2.44)       $ (0.18)

---------------

(1) Per share amounts in this table were calculated based upon an assumption of 10,600,000 shares of common stock outstanding for each period prior to the quarter ended September 30, 1999. The sum of the earnings per share for the four quarters will not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)

     In February 2000, the Company acquired the outstanding interest in Sovam Teleport Ukraine, increasing its ownership position from 49 percent to 100 percent. Sovam Teleport Ukraine is a provider of data and internet services to Ukraine-based businesses.

     In accordance with the subscription agreement filed with the SEC at the time of the IPO, a further 30,000 shares of common stock, in addition to the 420,000 shares of common stock issued on September 30, 1999 in Golden Telecom, Inc., will be issued to an affiliate of ING Barings in full and final settlement for its ownership interest in Golden Telecom Ukraine.

                          AUDITED FINANCIAL STATEMENTS

                                EDN SOVINTEL LLC
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      WITH REPORT OF INDEPENDENT AUDITORS

          REPORT OF ERNST & YOUNG (CIS) LIMITED, INDEPENDENT AUDITORS

The Board of Directors and Members
EDN Sovintel LLC

     We have audited the accompanying balance sheets of EDN Sovintel LLC as of December 31, 1998 and 1999, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDN Sovintel LLC at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited the financial statements of the Company at December 31, 1998 and 1999 and for each of the three years ended December 31, 1999, not presented herewith, prepared in compliance with the regulations for bookkeeping and accounting for income tax and statutory reporting purposes in the Russian Federation on which we expect to report separately for the 1999 audited financial statements and have reported separately for the 1997 and 1998 financial statements. The significant differences between the accounting principles applied in preparing the statutory financial statements and accounting principles generally accepted in the United States of America are summarized in Note 2.

                                            /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
February 8, 2000

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                 US DOLLARS)
CURRENT ASSETS:
  Cash......................................................  $ 5,116   $ 2,644
  Accounts receivable, net of allowance for doubtful
     accounts of $3,364 and
     $2,427, respectively...................................   16,726    16,868
  Due from affiliated companies.............................    1,329       645
  Inventories...............................................    1,487     1,095
  Prepaid taxes.............................................    2,836        --
  VAT receivable, net.......................................    4,904     2,547
  Prepaid expenses and other current assets.................    3,716     1,764
                                                              -------   -------
          TOTAL CURRENT ASSETS..............................   36,114    25,563
Property and equipment, net.................................   51,057    50,477
Deferred expenses...........................................      810       675
Other noncurrent assets.....................................       --       909
                                                              -------   -------
          TOTAL ASSETS......................................  $87,981   $77,624
                                                              =======   =======

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Trade payables............................................  $10,897   $ 8,963
  Accrued expenses..........................................    3,779     3,237
  Due to affiliated companies...............................   12,736     3,692
  Amount due to partner in commercial arrangement...........    1,350       929
  Short-term loan...........................................    3,500     3,052
  Deferred income taxes.....................................    2,190       686
                                                              -------   -------
          TOTAL LIABILITIES.................................   34,452    20,559
          MEMBERS' EQUITY...................................   53,529    57,065
                                                              -------   -------
          TOTAL LIABILITIES AND MEMBERS' EQUITY.............  $87,981   $77,624
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1998      1999
                                                              --------   --------   -------
                                                              (IN THOUSANDS OF US DOLLARS)
REVENUES:
Telecommunication services..................................  $105,288   $115,823   $87,456
Equipment sales and other revenue...........................     8,674      8,345     4,224
                                                              --------   --------   -------
                                                               113,962    124,168    91,680
OPERATING COSTS AND EXPENSES:
  Cost of revenue:
     Service costs..........................................    62,926     71,010    47,722
     Equipment costs and other cost of revenue..............     5,455      5,227     3,369
  Selling, general and administrative.......................    15,899     23,772    17,537
  Depreciation and amortization.............................     5,312      6,341     7,736
                                                              --------   --------   -------
          TOTAL OPERATING COSTS AND EXPENSES................    89,592    106,350    76,364
                                                              --------   --------   -------
INCOME FROM OPERATIONS......................................    24,370     17,818    15,316
OTHER INCOME (EXPENSE):
  Interest income...........................................       392        199       125
  Interest expense..........................................      (503)        --      (423)
  Foreign currency losses...................................      (131)    (7,628)   (1,853)
                                                              --------   --------   -------
          TOTAL OTHER INCOME (EXPENSE)......................      (242)    (7,429)   (2,151)
                                                              --------   --------   -------
Net (loss) income before taxes..............................    24,128     10,389    13,165
Income taxes................................................     5,664      6,129     7,607
                                                              --------   --------   -------
          NET INCOME........................................  $ 18,464   $  4,260   $ 5,558
                                                              ========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1998      1999
                                                              --------   --------   -------
                                                              (IN THOUSANDS OF US DOLLARS)
OPERATING ACTIVITIES
Net income..................................................  $ 18,464   $  4,260   $ 5,558
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     5,312      6,341     7,736
  Deferred income taxes.....................................      (186)     2,376    (1,504)
  Provision for doubtful accounts...........................       602      2,684     1,900
  Foreign exchange loss.....................................       131      7,628     1,853
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (1,496)   (17,302)   (2,458)
  Inventories...............................................        52        210       392
  Prepaid expenses and other assets.........................      (538)    (2,086)    3,850
  VAT receivable, net.......................................    (2,609)    (6,011)    2,269
  Trade payables............................................    (2,491)    16,891    (1,644)
  Accrued liabilities and other payables....................     1,533      3,451    (2,233)
  Taxes accrued or payable..................................       570     (1,609)       --
  Increase (decrease) in amounts due affiliated companies,
     net....................................................     4,694      2,889    (9,382)
                                                              --------   --------   -------
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES......................................    24,038     19,722     6,337
INVESTING ACTIVITIES -- Purchases of property and
  equipment.................................................   (16,177)   (18,554)   (7,021)
FINANCING ACTIVITIES
  Proceeds from affiliate...................................    10,760         --        --
  Payment to affiliate......................................   (16,421)       (39)       --
  Proceeds from debt........................................        --      3,500     1,560
  Payment of debt...........................................        --         --    (2,008)
  Payment of dividends......................................        --         --    (1,011)
  Cash withdrawn (deposited) with related party.............       (41)       121        --
                                                              --------   --------   -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................    (5,702)     3,582    (1,459)
Effect of exchange rate changes on cash.....................      (145)    (5,254)     (329)
                                                              --------   --------   -------
Net (decrease) increase in cash.............................     2,014       (504)   (2,472)
Cash at beginning of period.................................     3,606      5,620     5,116
                                                              --------   --------   -------
          CASH AT END OF PERIOD.............................  $  5,620   $  5,116   $ 2,644
                                                              ========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                          STATEMENT OF MEMBERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                                                      TOTAL
                                                              GOLDEN       OJSC      MEMBERS'
                                                              TELECOM   ROSTELECOM    EQUITY
                                                              -------   ----------   --------
Balance at December 31, 1996................................  $15,403    $15,402     $30,805
  Net income................................................    9,232      9,232      18,464
                                                              -------    -------     -------
Balance at December 31, 1997................................   24,635     24,634      49,269
  Net income................................................    2,130      2,130       4,260
                                                              -------    -------     -------
Balance at December 31, 1998................................   26,765     26,764      53,529
  Dividends.................................................   (1,011)    (1,011)     (2,022)
  Net income................................................    2,779      2,779       5,558
                                                              -------    -------     -------
Balance at December 31, 1999................................  $28,533    $28,532     $57,065
                                                              =======    =======     =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                         NOTES TO FINANCIAL STATEMENTS
                   (US DOLLAR AMOUNTS EXPRESSED IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS AND ENVIRONMENT

     EDN Sovintel LLC (the "Company") was created in August 1990 to design, construct, and operate a telecommunications network in Moscow and later expand its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies. Telecommunications services are subject to local licensing. The Company's license for international, intercity and local calls was most recently renewed on January 15, 1999 and is valid until May 1, 2000. The Company received a license for leased lines on January 15, 1999 valid till September 20, 2001. The Company began operating in December 1991, providing services under contracts generally denominated in US dollars.

     The Company initially registered as a Soviet-American joint venture. The venture re-registered as a Russian limited liability partnership in November 1992 and further reregistered as a limited liability company (LLC) in December 1998. The Company is 50% owned by Open Joint Stock Company "Rostelecom", a domestic and international long distance carrier which is 50.67% controlled indirectly by the Government of the Russian Federation, and 50% owned by Sovinet, a US corporation, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI").

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

NOTE 2. BASIS OF PRESENTATION

     The Company maintains its records and prepares its financial statements in Russian rubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                EDN SOVINTEL LLC

  Foreign Currency Translation

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian rubles) have been re-measured into US dollars in accordance with the relevant provisions of SFAS No. 52, "Foreign Currency Translation".

     Under SFAS No. 52, revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction dates. Monetary assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Exchange gains and losses arising from re-measurement of monetary assets and liabilities that are not denominated in US dollars are credited or charged to operations.

     The ruble is not a convertible currency outside the territory of Russia. Official exchange rates are determined daily by the Central Bank of Russia ("CBR") and were considered to be a reasonable approximation of market rates until mid-August 1998. Since that date, liquidity in the CBR currency trading and interbank trading has varied as have bid and offer exchange rates. As a result, the market rates have fluctuated significantly and have diverged from the CBR rate. Nonetheless, the various market-related rates are based on the CBR rate. Accordingly, CBR rates have been used for translation purposes in these financial statements. The translation of ruble denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar values of capital and retained earnings to its shareholders.

     The exchange rates at December 31, 1997, 1998 and 1999 for one US dollar were RUR 5.96, RUR 20.65 and RUR 27.00, respectively. At February 8, 2000, the CBR rate had changed to RUR 28.76; the effect of this subsequent devaluation of the ruble on monetary assets and liabilities has not been determined.

     On January 1, 1998, the CBR introduced a new ruble to replace existing rubles. The new ruble has been redenominated so that one new ruble is equivalent to one thousand old rubles. The old ruble continued in circulation until December 31, 1998 and will be accepted as legal tender until December 31, 2002. All amounts herein are presented in new rubles.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and in the bank.

  Accounts Receivable

     Accounts receivable are shown at their estimated net realizable value which approximates fair value. The Company generally does not require collateral to extend credits to its customers.

  Inventories

     Inventories consist of telecommunication equipment held for resale and are stated at the lower of cost or market. Cost is computed on a weighted average basis.

  Property and Equipment

     Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

Network equipment........................................    10 years
Other property and equipment.............................   3-5 years

                                EDN SOVINTEL LLC

     There is no depreciation charge for construction-in-progress. Depreciation commences upon completion of the related project.

     The Company recognizes impairment of property and equipment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. During the years ended December 31, 1997, 1998 and 1999, the Company's analyses indicated that there was no impairment of its property and equipment.

  Deferred Expenses

     Deferred expenses represent the Company's investment in the historical cost of network equipment owned by MTU Inform, a partner in a commercial venture (Note 9). These expenses are amortized over the equipment's useful life of 10 years.

  Revenue Recognition and Taxes on Revenue

     Revenues from telecommunication traffic are recognized in the period in which the traffic occurs. Revenues from equipment sales, connection and installation fees, and other services are recognized in the period in which the equipment is sold, connections and installations made, and services rendered. The revenues earned from connection and installation fees partially offset the direct costs that the Company incurs to connect its customers. Taxes on certain revenues were charged at rates ranging from 3.0% to 4.0% over the three years ended December 31, 1997, 1998 and 1999 and amounted to $4,458, $4,953 and $3,666, respectively, and are charged to selling general and administrative expenses.

  Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1997, 1998 and 1999 were $671, $555 and $1,067, respectively, and are included in selling, general and administrative expenses.

  Income Taxes

     The Company computes and records income taxes in accordance with FAS No. 109, "Accounting for Income Taxes."

  Investment Incentive Deductions

     Russian legislation allows for certain additional tax deductions related to new asset investments. These deductions are accounted for as a reduction to current income taxes in the year in which they arise.

  Government Pension Funds

     The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. Contributions were 40.5%, 39.5% and 38.5% from base payroll for 1997, 1998 and 1999, respectively.

  Fair Value of Financial Instruments

     The fair value of financial instruments included in current assets and liabilities approximate the carrying value.

                                EDN SOVINTEL LLC

  Comprehensive Income

     Effective January 1, 1998, the Company adopted FAS No. 130, "Reporting of Comprehensive Income". FAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income and comprehensive income.

  Business Segments

     Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such adoption of FAS No. 131 did not impact the disclosures made in the Company's financial statements.

  Comparative Figures

     Certain of the 1997 and 1998 amounts have been reclassified to conform to the presentation adopted in the current year.

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Network equipment...........................................  $ 59,805   $ 67,361
Other property and equipment................................     5,567      7,517
                                                              --------   --------
                                                                65,372     74,878
Accumulated depreciation....................................   (20,763)   (27,561)
Construction-in-progress....................................     6,448      3,160
                                                              --------   --------
Net book value..............................................  $ 51,057   $ 50,477
                                                              ========   ========

     Total depreciation and amortization expense on property and equipment for 1997, 1998 and 1999 was $5,177, $6,206 and $7,736, respectively, including $135 yearly amortization expense related to deferred expenses.

NOTE 5. INCOME TAXES

     The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income for the years ended December 31, 1997, 1998 and 1999 represents the provision for current and deferred taxes.

     Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                             1997     1998     1999
                                                            ------   ------   -------
Current tax expense.......................................  $5,850   $3,753   $ 9,111
Deferred tax expense (benefit)............................    (186)   2,376    (1,504)
                                                            ------   ------   -------
Provision for income taxes................................  $5,664   $6,129   $ 7,607
                                                            ======   ======   =======

                                EDN SOVINTEL LLC

A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31:

                                                              1997     1998     1999
                                                             ------   ------   ------
Income tax expense at statutory tax rate of 35%; 30% from
  April 1, 1999............................................  $8,445   $3,636   $3,950
Tax effect of permanent differences:
  Effect of change in tax rate.............................      --       --       91
  Investment incentive deductions..........................  (4,318)  (3,753)    (879)
  Tax loss carryforwards utilized..........................     (34)      --       --
  Depreciation differences due to revaluation of fixed
     assets................................................     735    1,625      997
  Taxes on local currency exchange gains...................      --    3,241    1,204
  Other permanent differences..............................   1,266      890    2,526
Increase (decrease) in the valuation allowance for deferred
  tax assets...............................................    (430)     490     (282)
                                                             ------   ------   ------
Income tax expense reported in the financial statements....  $5,664   $6,129   $7,607
                                                             ======   ======   ======

     The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31:

                                                            1997     1998      1999
                                                           ------   -------   -------
Deferred tax assets (liabilities):
  Depreciation...........................................  $  398   $   393   $   492
  Inventory write-downs and allowances...................     235       257       150
  Accrual of expenses....................................   1,132       965       749
  Reserve for bad debt...................................      --        --       186
                                                           ------   -------   -------
Gross tax assets.........................................   1,765     1,615     1,577
  Accrual of revenue.....................................    (946)   (1,134)     (515)
  Taxes on unrealized local currency exchange gains......      --    (1,561)     (920)
  Other deferred tax liabilities.........................     (13)       --        --
                                                           ------   -------   -------
Gross tax liabilities....................................    (959)   (2,695)   (1,435)
                                                           ------   -------   -------
Net deferred tax (liabilities)/assets....................     806    (1,080)      142
Valuation allowance for deferred tax assets..............    (620)   (1,110)     (828)
                                                           ------   -------   -------
Net deferred tax (liabilities)/assets....................  $  186   $(2,190)  $  (686)
                                                           ======   =======   =======

     For financial reporting purposes, a valuation allowance has been recognized to reflect management's estimate of the deferred tax assets that are less likely than not to be realized.

     The Company paid in cash Russian profits tax of $4,302, $7,309 and $7,889, in 1997, 1998 and 1999, respectively.

NOTE 6. NOTE DUE TO AFFILIATE

     On January 16, 1997, a six-month facility was established with GTS Finance, Inc. for $7,000 which was then extended to December 19, 1997. The loan was repaid prior to December 31, 1997 except for withholding taxes on interest which were paid in 1998. The loan carried interest at a rate equal to the then current six-month LIBOR rate plus 5.0 percent per annum.

                                EDN SOVINTEL LLC

NOTE 7. SHORT-TERM LOAN

     In December 1998, the Company entered into a $10,000 credit facility with Citibank. This loan is issued under a three-year General Credit Agreement obtained by GTS Finance, Inc. (a related entity) and certain other related entities on September 30, 1997. Drawings outstanding under this agreement by the Company totaled $3,052 at December 31, 1999. Collective maximum borrowings that are allowed under this agreement are $30,000. Total borrowings outstanding by all entities under the General Credit Agreement totaled $19,741 at December 31, 1999. All amounts outstanding under this agreement are due at the earlier of thirty days after a request from GTS Finance, Inc. or September 30, 2000. The loan is subject to certain covenants which require all contracted companies to be in compliance. The companies were in compliance with these covenants as of December 31, 1999. The loan carries interest at a rate equal to the three-month LIBOR rate plus 5.0 percent per annum (11.11% at December 31, 1999).

     The Company paid in cash interest relating to notes due to affiliates and short-term loans of $697, $0, and $388, in 1997, 1998 and 1999, respectively.

NOTE 8. MEMBERS' EQUITY

     The Company's capital structure as specified in the charter capital document is as follows as of December 31:

                                                               1998     1999
                                                              ------   ------
Registered capital in Russian rubles:
  Rostelecom................................................     600      600
  Golden Telecom, Inc. .....................................     600      600
                                                              ------   ------
                                                               1,200    1,200
                                                              ======   ======
Historical value of the Company's capital in US dollars.....  $2,000   $2,000
                                                              ======   ======

     As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and locally registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

     Retained earnings available for distribution at December 31, 1999 amounted to 338 million rubles or approximately $12,500 at applicable year-end exchange rates.

NOTE 9. RELATED PARTY TRANSACTIONS

     Transactions and balances with Rostelecom (one of the Company's members) and its affiliates were as follows, as of and for the years ended December 31:

                                                            1997      1998      1999
                                                           -------   -------   ------
Sales....................................................  $ 2,310   $   900   $  412
Telecommunication lease and traffic costs................   11,183    15,962    7,932
Amounts due to member and affiliates.....................    4,184     4,860    1,092
Cash deposit with related party..........................      485        --       --

     At the request of Rostelecom, the Company placed a deposit of 2.65 million rubles in August 1996 with a Russian bank related to this shareholder. The bank deposit agreement stated a deposit term of one year, which was rolled over for an additional year during 1997. The deposit earned interest quarterly at a rate of 15% per annum plus any devaluation losses against the US dollar up to a maximum of 4.8% per quarter. This amount was withdrawn in October and November 1998 for a total value of $121.

                                EDN SOVINTEL LLC

     Transactions and balances with GTI and its affiliates were as follows, as of and for the years ended December 31:

                                                             1997     1998      1999
                                                            ------   -------   ------
Sales.....................................................  $4,974   $ 5,097   $3,334
Telecommunication services................................   7,433    10,498    9,246
Management service fees and reimbursements of expenses of
  expatriate staff........................................   1,318     1,265      976
Balances due under credit facility........................      39        --       --
Interest expense..........................................     503        --       --
Amounts due from affiliates...............................   1,586     1,329      646
Amounts due to member and affiliates......................   5,919     7,876    2,600

     Transactions and balances with MTU Inform, an entity with which the Company entered into a commercial agreement to co-develop and operate phone exchange operations, were as follows, as of and for the years ended December 31:

                                                           1997      1998      1999
                                                          -------   -------   -------
Telecommunication settlement and rent expense...........  $19,003   $15,001   $11,549
Balances in trade payables..............................       --        39     1,542
Balances in accounts receivable.........................      487       266        95
Amount due to partner in commercial arrangement.........    1,350     1,350       929
Balances in prepaid expenses and other assets...........      800        --        --

     The Company also has an investment in the cost of the related network equipment owned by MTU Inform, which is reflected in the balance sheet, net of related amortization, as deferred expenses.

NOTE 10. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivable. The Company deposits the majority of its available cash with two foreign-owned financial institutions in Russia and maintains certain balances with several Russian financial institutions. The Company's sales and accounts receivable are made to and due from a variety of international and Russian business customers within Russia. As of December 31, 1997, one customer accounted for 11% of revenues and 11% of accounts receivable, respectively. As of December 31, 1998, one customer accounted for 13% of revenues and 5% of accounts receivable. As of December 31, 1999, another customer accounted for 10% of revenues and 5% of accounts receivable. The Company has no other significant concentrations of credit risk except for transactions with related parties as discussed in Note 9.

NOTE 11. COMMITMENTS

     The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

     Total rent expense for 1997, 1998 and 1999 was $2,794, $2,261 and $4,019,
respectively.

NOTE 12. CONTINGENCIES

     The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 1999 and previous years which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject

                                EDN SOVINTEL LLC
to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

     The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the ultimate taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of December 31, 1999. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation. In management's opinion, the ultimate determination of the Company's overall tax liability and potential loss contingencies, to the extent not previously provided for, will not have a material effect on the financial position of the Company.

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

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of the management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Company" of our proxy statement for our 2000 Annual Meeting of Shareholders that we will file by April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" of our proxy statement for our 2000 Annual Meeting of Shareholders that we will file by April 30, 2000.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership and Certain Beneficial Owners and Management" of our proxy statement for our 2000 Annual Meeting of Shareholders that we will file by April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationship and Related Transactions" of our proxy statement for our 2000 Annual Meeting of Shareholders that we will file by April 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

          1. Financial Statements

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

          - Report of Ernst & Young (CIS) Limited, Independent Auditors

          - Consolidated Balance Sheets as of December 31, 1999 and 1998

          - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1999

          - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1999

          - Consolidated Statements of Changes in Shareholders' Equity for each of the Three Years Ended December 31, 1999

          - Notes to Consolidated Financial Statements

          The following financial statements of our significant equity investee, Sovintel LLC, are included in Part II, Item 8 of this report:

          - Report of Ernst & Young (CIS) Limited, Independent Auditors

          - Balance Sheets as of December 31, 1999 and 1998

          - Statements of Income for each of the Three Years Ended December 31, 1999

          - Statements of Cash Flow for each of the Three Years Ended December 31, 1999

          - Statements of Members' Equity

          - Notes to Financial Statements

          2. Consolidated Financial Statement Schedules

          We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 95.

          All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

          No such reports were filed in the fourth quarter of 1999.

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         3.1**           -- Amended and Restated Certificate of Incorporation of
                            Golden Telecom, Inc.
         3.2**           -- Amended and Restated By-laws of Golden Telecom, Inc.
         4.1**           -- Specimen certificate representing shares of Common Stock
         4.2**           -- Form of Registration Rights Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         4.3**           -- Form of Warrant Agreement
         4.4**           -- Form of Registration Rights Agreement among Baring Vostok
                            Private Equity Fund LP, Guernsey, First NIS Regional Fund
                            SICAF and Golden Telecom, Inc.
        10.1**           -- Form of Contribution Agreement between Global TeleSystems
                            Group, Inc. and Golden Telecom, Inc.
        10.2**           -- Form of Shareholders' Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.3**           -- Form of Administrative Services Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.4**           -- Form of Trademark Transfer Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.5**           -- Form of Indemnification Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.6**           -- Form of Employee Benefits Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.7**           -- Form of Golden Telecom, Inc. 1999 Equity Participation
                            Plan
        10.8**           -- Agreement No. 26-12/97, dated December 26, 1997, among
                            TCM, MTU-Inform and VimpelCom.
        10.9**           -- Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                            MTU-Inform and VimpelCom.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        10.10**          -- Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                            MTU-Inform and KB-Impulse.
        10.11*           -- Agreement No. 311299-TP, dated December 31, 1999, among
                            TeleRoss, KB-Impulse and VimpelCom.
        21.1**           -- List of subsidiaries of Golden Telecom, Inc.
        24.1*            -- Powers of Attorney (incorporated on page 106 on Company's
                            Form 10-K).
        27*              -- Financial data schedule for year ended December 31, 1999
        99.1***          -- Subscription Agreement between Capital International
                            Global Emerging Markets Private Equity Fund L.P., and
                            Golden Telecom, Inc.
        99.2***          -- Form of Shareholders and registration Rights Agreement
                            between Capital International Global Emerging Markets
                            Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                            and Golden Telecom, Inc.

---------------

*   Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

*** Incorporated by reference to the correspondingly numbered Exhibits to
    Schedule 13D of Capital International Global Emerging Markets Private Equity Fund L.P., dated December 27, 1999 (Commission File No. 005-56995).

     d) Schedules

          Schedule II -- Valuation and Qualifying Accounts. The other financial statement schedules of the Company and EDN Sovintel LLC have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 20th day of March, 2000.

                                            GOLDEN TELECOM, INC.

                                            By:     /s/ DAVID J. WISHER
                                              ----------------------------------
                                            Name: David J. Wisher
                                            Title: Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

     Each person whose signature appears below constitutes and appoints, Jeffrey
A. Riddell and Stewart P. Reich and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2000.

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                /s/ STEWART P. REICH                    President, Chief Executive Officer    March 20, 2000
-----------------------------------------------------     and Director (Principal
                  Stewart P. Reich                        Executive Officer)

                 /s/ DAVID J. WISHER                    Chief Financial Officer and           March 20, 2000
-----------------------------------------------------     Treasurer (Principal Financial
                   David J. Wisher                        and Accounting Officer)

                 /s/ ASHLEY DUNSTER                     Director                              March 20, 2000
-----------------------------------------------------
                   Ashley Dunster

                   /s/ IZZET GUNEY                      Director                              March 20, 2000
-----------------------------------------------------
                     Izzet Guney

              /s/ ALEXANDER M. KNASTER                  Director                              March 20, 2000
-----------------------------------------------------
                Alexander M. Knaster

               /s/ STEWART J. PAPERIN                   Director                              March 20, 2000
-----------------------------------------------------
                 Stewart J. Paperin

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                 /s/ GRIER C. RACLIN                    Director                              March 20, 2000
-----------------------------------------------------
                   Grier C. Raclin

              /s/ ROBERT A. SCHRIESHEIM                 Director                              March 20, 2000
-----------------------------------------------------
                Robert A. Schriesheim

               /s/ JEFFREY VON DEYLEN                   Director                              March 20, 2000
-----------------------------------------------------
                 Jeffrey Von Deylen

                /s/ H. BRIAN THOMPSON                   Chairman of the Board                 March 20, 2000
-----------------------------------------------------     of Directors
                  H. Brian Thompson

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

GOLDEN TELECOM, INC.

                COL. A                     COL. B              COL. C               COL. D       COL. E
---------------------------------------  ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                       END
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/99.............................    4,208        1,288           --          (1,486)      4,010
Allowance for doubtful accounts at
  12/31/98.............................    3,947        4,418          589          (4,746)      4,208
Allowance for doubtful accounts at
  12/31/97.............................      766        3,290           --            (109)      3,947

EDN SOVINTEL LLC

                COL. A                     COL. B              COL. C               COL. D       COL. E
---------------------------------------  ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                       END
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/99.............................    2,427        1,900           --            (963)      3,364
Allowance for doubtful accounts at
  12/31/98.............................      643        2,650           --            (866)      2,427
Allowance for doubtful accounts at
  12/31/97.............................      900          345           --            (602)        643

                                 EXHIBIT INDEX

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         3.1**           -- Amended and Restated Certificate of Incorporation of
                            Golden Telecom, Inc.
         3.2**           -- Amended and Restated By-laws of Golden Telecom, Inc.
         4.1**           -- Specimen certificate representing shares of Common Stock
         4.2**           -- Form of Registration Rights Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         4.3**           -- Form of Warrant Agreement
         4.4**           -- Form of Registration Rights Agreement among Baring Vostok
                            Private Equity Fund LP, Guernsey, First NIS Regional Fund
                            SICAF and Golden Telecom, Inc.
        10.1**           -- Form of Contribution Agreement between Global TeleSystems
                            Group, Inc. and Golden Telecom, Inc.
        10.2**           -- Form of Shareholders' Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.3**           -- Form of Administrative Services Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.4**           -- Form of Trademark Transfer Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.5**           -- Form of Indemnification Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.6**           -- Form of Employee Benefits Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
        10.7**           -- Form of Golden Telecom, Inc. 1999 Equity Participation
                            Plan
        10.8**           -- Agreement No. 26-12/97, dated December 26, 1997, among
                            TCM, MTU-Inform and VimpelCom.
        10.9**           -- Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                            MTU-Inform and VimpelCom.
        10.10**          -- Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                            MTU-Inform and KB-Impulse.
        10.11*           -- Agreement No. 311299-TP, dated December 31, 1999, among
                            TeleRoss, KB-Impulse and VimpelCom.
        21.1**           -- List of subsidiaries of Golden Telecom, Inc.
        24.1*            -- Powers of Attorney (incorporated on page 106 on Company's
                            Form 10-K).
        27*              -- Financial data schedule for year ended December 31, 1999
        99.1***          -- Subscription Agreement between Capital International
                            Global Emerging Markets Private Equity Fund L.P., and
                            Golden Telecom, Inc.
        99.2***          -- Form of Shareholders and registration Rights Agreement
                            between Capital International Global Emerging Markets
                            Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                            and Golden Telecom, Inc.

---------------

*   Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

*** Incorporated by reference to the correspondingly numbered Exhibits to
    Schedule 13D of Capital International Global Emerging Markets Private Equity Fund L.P., dated December 27, 1999 (Commission File No. 005-56995).