Form 10-Q
period 2000-03-31
GOLDEN TELECOM INC
filed 2000-05-11
CIK 1089874

===============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        (COMMISSION FILE NUMBER: 0-27423)

                              GOLDEN TELECOM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                               51-0391303
    (State of incorporation)             (I.R.S. Employer Identification No.)

                 REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                          12, KRASNOKAZARMENNAYA STREET
                              MOSCOW, RUSSIA 111250
                     (Address of principal executive office)

                              (011-7-501) 797-9300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 10, 2000, there were 24,080,125 outstanding shares of common stock of the registrant.


===============================================================================

                                TABLE OF CONTENTS


                                                                                         Page
PART I. FINANCIAL INFORMATION                                                            ----
Item 1(a)     Financial Statements of Golden Telecom, Inc. (unaudited).................    3

              Consolidated Balance Sheets as of December 31, 1999 and March 31,
              2000.....................................................................    3

              Consolidated  Statements of Operations  for the Three Months Ended
              March 31, 1999 and 2000..................................................    4

              Consolidated  Statements  of Cash Flows for the Three Months Ended
              March 31, 1999 and 2000..................................................    5

              Notes to Consolidated Financial Statements...............................    6

Item 1(b)     Financial Statements of EDN Sovintel LLC (unaudited).....................   11

              Balance Sheets as of December 31, 1999 and March 31, 2000................   11

              Statements of Income for the Three Ended March 31, 1999 and 2000.........   12

              Statements  of Cash Flows for the Three  Months Ended March 31, 1999
              and 2000.................................................................   13

              Notes to Financial Statements............................................   14

Item 2        Management's  Discussion and Analysis of Financial Condition and
              Results of Operations *..................................................   16

PART II.      OTHER INFORMATION                                                           24

Item 6        Exhibits and Reports on Form 8-K ........................................   24

Signatures   ..........................................................................   25


* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a). UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          DECEMBER 31,   MARCH 31,
                                                                             1999          2000
                                                                           ---------    ---------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents ............................................   $ 162,722    $ 158,098
  Accounts receivable, net .............................................      10,961       12,904
  Prepaid expenses .....................................................       2,666        2,830
  Other assets .........................................................       5,252        4,974
                                                                           ---------    ---------
TOTAL CURRENT ASSETS ...................................................     181,601      178,806

Property and equipment, net of accumulated depreciation of $29,289 and
  $31,809 at December 31, 1999 and March 31, 2000, respectively ........      62,176       68,663
Investments in and advances to ventures ................................      45,196       43,853
Goodwill and intangible assets, net of accumulated
  amortization of $33,737 and $38,255 at December 31, 1999
  and March 31, 2000, respectively .....................................      53,467       52,986
Restricted cash and other non-current assets ...........................      24,184       18,889
                                                                           ---------    ---------
TOTAL ASSETS ...........................................................   $ 366,624    $ 363,197
                                                                           =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses ................................   $  35,022    $  32,967
  Debt maturing within one year ........................................       4,148        4,021
  Current portion capital lease obligation .............................        --          5,561
  Due to affiliates ....................................................       6,563        7,088
  Other current liabilities ............................................       3,392        3,399
                                                                           ---------    ---------
TOTAL CURRENT LIABILITIES ..............................................      49,125       53,036

Long-term debt, less current portion ...................................      17,631       13,421
Related party long-term debt ...........................................       6,250        6,250
Taxes and other non-current liabilities ................................       2,250        2,000
                                                                           ---------    ---------
TOTAL LIABILITIES ......................................................      75,256       74,707

Minority interest ......................................................       2,816        2,816

SHAREHOLDERS' EQUITY
  Common stock, $ 0.01 par value (50,000,000 shares authorized;
    24,050,125 and 24,080,125  shares issued and outstanding at December
    31, 1999 and March 31, 2000 respectively) ..........................         241          241
  Additional paid-in capital ...........................................     407,863      408,319
  Accumulated deficit ..................................................    (119,552)    (122,886)
                                                                           ---------    ---------
TOTAL SHAREHOLDERS' EQUITY .............................................     288,552      285,674
                                                                           ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 366,624    $ 363,197
                                                                           =========    =========


The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                 1999        2000
                                               --------    --------
REVENUE
  Telecommunication services ...............   $ 20,219    $ 21,161
  Revenue from affiliates ..................      3,207       2,256
  Equipment sales ..........................        759         892
                                               --------    --------
TOTAL REVENUE ..............................     24,185      24,309

OPERATING COSTS AND EXPENSES
  Cost of revenue
     Access and network services ...........      8,640       9,604
     Equipment sales .......................        686         690
  Selling, general and administrative ......      8,638      10,254
  Depreciation and amortization ............      6,805       7,228
                                               --------    --------
TOTAL OPERATING EXPENSES ...................     24,769      27,776
                                               --------    --------
LOSS FROM OPERATIONS .......................       (584)     (3,467)

OTHER INCOME (EXPENSE)
  Equity in losses of ventures .............     (3,570)       (911)
  Interest income ..........................        759       2,286
  Interest expense .........................       (580)       (738)
  Foreign currency losses ..................       (742)       (343)
  Minority interest ........................       (459)         --
  Other non-operating expense ..............         --        (148)
                                               --------    --------
TOTAL OTHER INCOME (EXPENSES) ..............     (4,592)        146
                                               --------    --------
Net loss before income taxes ...............     (5,176)     (3,321)
Income taxes ...............................      2,600          13
                                               --------    --------
NET LOSS ...................................   $ (7,776)   $ (3,334)
                                               ========    ========

Net loss per share .........................   $  (0.73)   $  (0.14)
                                               ========    ========

Weighted average common shares outstanding .     10,600      24,060
                                               ========    ========



The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                        1999            2000
                                                                     ----------    ----------
OPERATING ACTIVITIES
  Net loss .......................................................   $   (7,776)   $   (3,334)
Adjustments to Reconcile Net Loss to Net Cash (Used in)Provided by
  Operating Activities:
  Depreciation ...................................................        2,802         3,300
  Amortization ...................................................        4,003         3,928
  Equity in losses of ventures, net of dividends received ........        3,570           911
  Minority interest ..............................................          459          --
  Foreign currency losses ........................................          742           343
  Other ..........................................................         (421)          566
  Changes in assets and liabilities:
     Accounts receivable .........................................       (2,672)       (2,227)
     Accounts payable and accrued expenses .......................       (2,662)        1,488
     Other changes in assets and liabilities .....................        1,326        (2,009)
                                                                     ----------    ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..............         (629)        2,966

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets ......       (3,066)       (6,377)
  Acquisitions, net of cash acquired .............................         --          (1,226)
  Restricted cash ................................................          750         3,650
  Other investing ................................................       (2,137)          746
                                                                     ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES ............................       (4,453)       (3,207)

FINANCING ACTIVITIES
  Proceeds from debt .............................................        1,229            23
  Repayments of debt .............................................         (230)       (4,280)
  Net proceeds from shareholder ..................................        5,527            32
                                                                     ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..............        6,526        (4,225)

Effect of exchange rate changes on cash and cash equivalents .....         (278)         (158)
                                                                     ----------    ----------
Net increase (decrease) in cash and cash equivalents .............        1,166        (4,624)
Cash and cash equivalents at beginning of period .................       14,164       162,722
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $   15,330    $  158,098
                                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   FINANCIAL PRESENTATION AND DISCLOSURES

     On June 10, 1999, Golden Telecom, Inc. ("Golden Telecom" or "the Company") was incorporated in Delaware for the purpose of acting as a holding company for Global TeleSystems Group, Inc. ("GTS") operating entities within the Commonwealth of Independent States ("CIS") (the "CIS entities") and supporting non-CIS holding companies. On September 29, 1999, GTS transferred its ownership rights in the CIS entities to the Company. Golden Telecom, a majority-owned subsidiary of GTS, is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice, Internet and data networks, international gateways, local access and cellular networks and various value-added services in the CIS, primarily Russia.

     Prior to the reorganization, principally the transfer of ownership rights of the CIS entities to the Company from GTS, the CIS entities were subsidiaries of GTS. As the CIS entities are under common control, the accompanying financial statements give effect to the reorganization as if it were a pooling of interests and have been presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the full year.

     The Company maintains, where appropriate, its records and prepares its financial statements in Russian rubles or Ukrainian hryvna in accordance with the requirements of Russian or Ukrainian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia and Ukraine in that they reflect certain adjustments, not recorded on the Company's statutory books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to certain accrued revenue and expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment. The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Environment

     All of the Company's operating entities operate within the CIS. A high level of political, financial and economic instability exists within the CIS. As a result of the financial crisis in Russia that began in August 1998, financial markets throughout the CIS were subject to significant downward adjustments. The Russian national currency was severely devalued during the crisis and has only recently entered into a phase of relatively controlled and graduated devaluation. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions ceased operations and/or experienced significant losses. The Russian government defaulted on, and announced a restructuring of, its internal debt due to a lack of funds and continues to negotiate forgiveness and/or restructuring of its external debt. Difficulties with the collection of budgeted tax revenues and fulfillment of the significant pension and wages arrearages to individuals in many regions and constituencies of the Russian Federation continued throughout 1999 and may have only recently abated, owing primarily to increases in world energy prices. Any dramatic decline in world energy prices is likely to cause a reoccurrence of the social and economic problems associated with budgetary shortfalls in Russia. The financial crisis was further exacerbated by continuing political uncertainties over the development, and application, of

                              GOLDEN TELECOM, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

existing and future legislation, tax regulations, and economic programs supported by the majority of international political institutions and funding agencies. Although these matters continue to have a lingering negative impact on the financial position and results of operations of the Company, several positive developments have recently occurred. These developments include the election of a Duma, the lower house of the Russian parliament, decidedly more progressive than its predecessor in December 1999, the resignation of former President Boris Yeltsin on December 31, 1999, and the election in March 2000 of former Prime Minister Vladimir Putin to the presidency. These political events are evidence of the continued development of democratic and constitutional procedures in Russia and have led to increased and relative political stability. In addition, the massive technical breakdowns and disruptions predicted by many upon the occurrence of the year 2000 failed to materialize throughout the CIS.

2.   POLICIES AND PROCEDURES

     For the three months ended March 31, 1999 and 2000, comprehensive income for the Company is equal to net income.

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

3.   SHAREHOLDERS' EQUITY

Common Stock

     In accordance with the subscription agreement filed with the SEC at the time of our Initial Public Offering ("IPO"), an additional 30,000 shares of the Company's common stock were issued on March 1, 2000 to an affiliate of ING Barings in full and final settlement for its ownership interest in Golden Telecom Ukraine. On September 30, 1999, the Company issued 420,000 shares of common stock to this affiliate as partial consideration for their ownership interest in Golden Telecom Ukraine.

4.   OTHER TRANSACTIONS

Investment Transactions

     In February 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based businesses.

     In March 2000, the Company acquired the assets of Referat.ru and Absolute Games, two leading vertical portals in the education and computer gaming categories of the Russian Internet.

Abandonment and Restructuring Charge

     In September 1999, the Board of Directors of GTS approved a formal plan of restructuring that resulted in the Company abandoning certain cellular business operations in Russia. As part of this plan of restructuring, the Company is currently seeking disposition of its ownership interests in these operations and does not intend to provide any additional financial assistance to such businesses, other than debts assumed. The Company is targeting to complete the disposition of these properties by early 2001.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     In reaching its decision the Company determined that the financial, operational and management support required for these ventures does not meet its current strategic plan; however, the Company will continue to support the remaining Russian cellular businesses. In connection with this decision, a charge to earnings in the third quarter of 1999 of $18.5 million was incurred as a result of the plan of abandonment, of which approximately $8.3 million was recorded as a liability. This charge was calculated based on the write-down of the carrying value of these business operations to their estimated realizable value. The charge was based upon the financial statements as of August 31, 1999 and the results of the abandoned ventures were no longer included in the Company's results after September 1, 1999. Additionally, in the third quarter of 1999 the Company recorded a restructuring charge and a liability of $1.3 million relating to the cancellation of certain network capacity. As of March 31, 2000 and December 31, 1999, the company had $7.5 million and $9.6 million, respectively, for the accrual of costs not yet incurred.

5.   CONTINGENCIES

Tax Matters

     The taxation system within the various countries of the CIS ("CIS Taxes") is evolving as the respective governments transform from command to market oriented economies. The various CIS governments have introduced and continue to introduce new tax laws and related regulations. These laws and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors, officials in Ministry of Finance and other governmental bodies. Instances of inconsistent opinions between local, regional and federal tax authorities and between the Ministry of Finance and other governmental bodies are not unusual.

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the CIS Taxes, the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2000. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

6.   SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. Previously, the Company reported three segments, but commencing from the beginning of 2000, the Company has operationally and financially separated its Data and Internet business from the Long Distance business. This separation is in line with the Company's strategy to develop the Data and Internet segment of its business. The four segments are: Competitive Local Exchange Carrier
(CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the Commonwealth of Independent States; Data and Internet Services using our fiber optic network, and Mobile Services consisting of cellular networks in Russia and Ukraine on a subscription and prepaid basis. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the three-month periods ended March 31, 1999 and 2000. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                                    DATA &                            BUSINESS              EQUITY
                                          LONG     INTERNET    MOBILE   CORPORATE &   SEGMENT  CONSOLIDATED METHOD        AFFILIATE
                               CLEC     DISTANCE   SERVICES   SERVICES  ELIMINATIONS   TOTAL     RESULTS    VENTURES     ADJUSTMENTS
                             --------   --------   --------   --------  ------------ --------  ------------ --------     -----------
                                                                    (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999

Revenue ..................   $ 32,254   $  2,941   $ 6,338    $  8,222    $ (2,381)  $ 47,374   $ 24,185    $(27,299)    $  4,110
Operating income (loss)...      8,640     (1,374)      (61)     (2,935)     (3,741)       529       (584)     (1,230)         117
Identifiable assets ......    125,030     28,232    14,988      80,259     112,489    360,998    232,324    (128,674)          --
Capital expenditures .....      3,226        960       625       4,372         862     10,045      5,398      (4,647)          --



                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                                   DATA &                             BUSINESS              EQUITY
                                         LONG     INTERNET    MOBILE   CORPORATE &    SEGMENT  CONSOLIDATED METHOD      AFFILIATE
                               CLEC    DISTANCE   SERVICES   SERVICES  ELIMINATIONS    TOTAL     RESULTS    VENTURES    ADJUSTMENTS
                             --------  --------   --------   --------  ------------  --------  ------------ --------    -----------
                                                                  (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000

Revenue ..................   $  29,601 $   2,890  $   8,502  $   7,816   $  (1,492)  $  47,317  $  24,309   $ (27,030)  $   4,022
Operating income (loss)...       8,834    (1,600)       226     (1,489)     (6,607)       (636)    (3,467)     (3,178)        347
Identifiable assets ......     113,535    21,828     28,608     53,753     258,384     476,108    363,197    (112,911)         --
Capital expenditures .....       4,689     1,111      6,309      1,812         374      14,295     11,710      (2,585)         --

GEOGRAPHIC DATA

     Revenues are based on the location of the operating company providing the service.

     The following tables present financial information segmented by the Company's geographic regions for the three-month periods ended March 31, 1999 and 2000.

                                                                CORPORATE &    CONSOLIDATED
                                       RUSSIA       UKRAINE     ELIMINATIONS     RESULTS
                                      --------      --------    ------------   ------------
THREE MONTHS ENDED MARCH 31, 1999
  Revenue .......................     $ 17,041      $  7,144      $     --       $ 24,185
  Long-lived assets .............      127,044        33,815         5,066        165,925


                                                                CORPORATE &    CONSOLIDATED
                                       RUSSIA       UKRAINE     ELIMINATIONS     RESULTS
                                      --------      --------    ------------   ------------
THREE MONTHS ENDED MARCH 31, 2000
  Revenue .......................     $ 16,803      $  7,628      $   (122)      $ 24,309
   Long-lived assets .............     130,035        36,799         2,821        169,655

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

7.   SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

     The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC, as of March 31, 1999 and 2000.

THREE MONTHS ENDED               MARCH 31, 1999   MARCH 31, 2000
------------------               --------------   --------------
                                         (IN THOUSANDS)
Revenue..................       $22,484               $22,226
Gross margin.............         8,946                10,505
Income from operations...         2,894                 4,410
Net income...............           988                 2,101


8.   DEBT AND CAPITAL LEASE OBLIGATIONS

     Since September 1997, certain of the Company's operating companies have borrowed funds under a $30.0 million back-to-back, three-year, revolving bank facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, recorded on the Company's balance sheet as restricted cash, for onshore loans made by the bank to our Russian-registered ventures. The Company is in the process of refinancing this facility with the same bank. The structure of the new facility will be substantially the same as the existing facility, with repayment over seven years.

     In the first quarter of 2000, the Company entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has a term of ten years with an option to renew for an additional five years. An advance of $5.6 million was made to the lessor in April 2000.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company:


 THREE MONTHS ENDED                                       MARCH 31, 1999   MARCH 31, 2000
 ------------------                                       --------------   --------------
                                                                   (IN THOUSANDS)
Capitalization of leases ..............................         $--           $5,561
Issuance of common stock to affiliate of ING Barings...          --              360
Business acquisitions .................................          --              500


10.  SUBSEQUENT EVENTS

     In April 2000, the Company acquired Fintek, a prominent Moscow-based Web design studio, which provides a full range of Web design services, including e-commerce consulting, database development, and bulletin design using the industry's most advanced technologies such as Flash 4 animation.

     In April 2000, the Company acquired 51% of Commercial Information Networks
(KIS), the largest Internet service provider in Nizhny Novgorod.

ITEM 1(b). UNAUDITED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  DECEMBER 31,  MARCH 31,
                                                                                     1999         2000
                                                                                  ------------  ---------
                                     ASSETS
CURRENT ASSETS
  Cash .......................................................................      $ 2,644      $ 4,149
  Accounts  receivable,  net of allowance for doubtful  accounts of $3,364 and
   $3,133, respectively ......................................................       16,868       16,589
  Due from affiliated companies ..............................................          645          751
  Inventories ................................................................        1,095        1,151
  VAT receivable, net ........................................................        2,547        1,811
  Prepaid expenses and other current assets ..................................        1,764        2,411
                                                                                    -------      -------

TOTAL CURRENT ASSETS .........................................................       25,563       26,862

Property  and  equipment,  net of  accumulated  depreciation  of $27,561
and $29,528 at December 31, 1999 and March 31, 2000 ..........................       50,477       50,503
Deferred expenses ............................................................          675          641
Other noncurrent assets ......................................................          909         --
                                                                                    -------      -------

TOTAL ASSETS .................................................................      $77,624      $78,006
                                                                                    =======      =======

                        LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
  Trade payables .............................................................      $ 8,963      $ 7,252
  Accrued expenses ...........................................................        3,237        3,373
  Due to affiliated companies ................................................        3,692        3,617
  Amount due to partner in commercial arrangement ............................          929          862
  Short-term loan ............................................................        3,052        3,052
  Deferred income taxes ......................................................          686          686
                                                                                    -------      -------

TOTAL LIABILITIES ............................................................       20,559       18,841

MEMBERS' EQUITY ..............................................................       57,065       59,165
                                                                                    -------      -------

TOTAL LIABILITIES AND MEMBERS' EQUITY ........................................      $77,624      $78,006
                                                                                    =======      =======


The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  THREE  MONTHS  ENDED  MARCH 31,
                                                  -------------------------------
                                                      1999           2000
                                                    --------       --------
REVENUES
Telecommunication services ......................   $ 22,022       $ 21,974
Equipment sales and other revenue ...............        462            252
                                                    --------       --------
 .................................................     22,484         22,226

OPERATING COSTS AND EXPENSES
 Cost of revenue
  Service costs .................................     13,238         11,507
  Equipment costs and other cost of revenue......        300            214
 Selling, general and administrative ............      4,193          4,081
 Depreciation and amortization ..................      1,859          2,014
                                                    --------       --------
TOTAL OPERATING COSTS AND EXPENSES ..............     19,590         17,816
                                                    --------       --------
INCOME FROM OPERATIONS ..........................      2,894          4,410

OTHER INCOME (EXPENSE)
 Interest income ................................         25             34
 Interest expense ...............................        (87)           (90)
 Foreign currency losses ........................       (899)          (157)
                                                    --------       --------
TOTAL OTHER INCOME (EXPENSE) ....................       (242)          (213)
                                                    --------       --------
Net income before taxes .........................      1,933          4,197
Income taxes ....................................        945          2,096
                                                    --------       --------
NET INCOME ......................................   $    988       $  2,101
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1999          2000
                                                                        -------       -------
OPERATING ACTIVITIES
Net income .......................................................      $   988       $ 2,101
Adjustments  to  reconcile  net  income  to  net  cash provided by operating activities:
  Depreciation and amortization ..................................        1,859         2,014
  Provision for doubtful accounts ................................          335           423
  Foreign exchange loss ..........................................          899           157
Changes in operating assets and liabilities:
  Accounts receivable ............................................       (1,125)         (190)
  Inventories ....................................................          422           (56)
  Prepaid expenses and other assets ..............................          411           277
  VAT receivable, net ............................................       (2,304)          458
  Trade payables .................................................        1,027        (2,019)
  Accrued liabilities and other payables .........................           59           586
  Taxes accrued or payable .......................................          386           348
  Decrease in amounts due to affiliated companies, net ...........       (3,256)         (396)
                                                                        -------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..............         (299)        3,703

INVESTING ACTIVITIES
  Purchases of property and equipment ............................       (1,951)       (2,006)
                                                                        -------       -------
NET CASH USED IN INVESTING ACTIVITIES ............................       (1,951)       (2,006)

FINANCING ACTIVITIES
  Payment to partner in commercial arrangement ...................           --           (67)
                                                                        -------       -------
NET CASH USED IN FINANCING ACTIVITIES ............................           --           (67)

Effect of exchange rate changes on cash ..........................         (747)         (125)
                                                                        -------       -------
Net (decrease) increase in cash ..................................       (2,997)        1,505
Cash at beginning of period ......................................        5,116         2,644
                                                                        -------       -------
CASH AT END OF PERIOD ............................................      $ 2,119       $ 4,149
                                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     EDN Sovintel LLC (the "Company") was created in August 1990 to design, construct, and operate a telecommunications network in Moscow and later expand its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies. Telecommunications services are subject to local licensing. The Company's operates under a license issued by the Ministry of Communication, including a license authorizing the Company to provide local, interzonal, intercity and international telephone services, which license expires March 17, 2008. The Company received a license for leased lines on January 15, 1999 valid till September 20, 2001. The Company began operating in December 1991, providing services under contracts generally denominated in US dollars.

     The Company initially registered as a Soviet-American joint venture. The venture re-registered as a Russian limited liability partnership in November 1992 and further reregistered as a limited liability company (LLC) in December 1998. The Company is 50% owned by Open Joint Stock Company "Rostelecom", a domestic and international long distance carrier which is controlled by a joint stock holding company, Svyazinvest, which is, in turn, majority owned by the Russian government, and 50% owned by Sovinet, a Delaware corporation, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI").

     A high level of political, financial and economic instability exists within the CIS. As a result of the financial crisis in Russia that began in August 1998, financial markets throughout the CIS were subject to significant downward adjustments. The Russian national currency was severely devalued during the crisis and has only recently entered into a phase of relatively controlled and graduated devaluation. The Russian banking system suffered significant liquidity problems, and several large Russian banking institutions ceased operations and/or experienced significant losses. The Russian government defaulted on, and announced a restructuring of, its internal debt due to a lack of funds and continues to negotiate forgiveness and/or restructuring of its external debt. Difficulties with the collection of budgeted tax revenues and fulfillment of the significant pension and wages arrearages to individuals in many regions and constituencies of the Russian Federation continued throughout 1999 and may have only recently abated, owing primarily to increases in world energy prices. Any dramatic decline in world energy prices is likely to cause a reoccurrence of the social and economic problems associated with budgetary shortfalls in Russia. The financial crisis was further exacerbated by continuing political uncertainties over the development, and application, of existing and future legislation, tax regulations, and economic programs supported by the majority of international political institutions and funding agencies. Although these matters continue to have a lingering negative impact on the financial position and results of operations of the Company, several positive developments have recently occurred. These developments include the election of a Duma, the lower house of the Russian parliament, decidedly more progressive than its predecessor in December 1999, the resignation of former president Boris Yeltsin on December 31, 1999, and the election in March 2000 of former Prime Minister Vladimir Putin to the presidency. These political events are evidence of the continued development of democratic and constitutional procedures in Russia and have led to increased and relative political stability. In addition, the massive technical breakdowns and disruptions predicted by many upon the occurrence of the year 2000 failed to materialize throughout the CIS.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the full year.

                                EDN SOVINTEL LLC

                                   (UNAUDITED)

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

2. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. For the three months ended March 31, 1999 and 2000, comprehensive income for the Company is equal to net income.

3. CONTINGENCIES

     The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 1998 and 1999 which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, and official in Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

     The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the final taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of December 31, 1999 and March 31, 2000. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three month period ended March 31, 2000 and 1999. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) projected traffic volume;
(ii) future revenues and costs; (iii) changes in the Company's competitive environment; (iv) the performance of future consolidated and equity method investments; and (v) the political and financial situation in the markets in which we operate, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission, including, but not limited to, the Company's reports on Form 10-K for the year ended December 31, 1999, and the Company's prospectus dated September 30, 1999 included in the Registration Statement No. 333-82791 on Form S-1. Additional information may also be contained in the filings with the U.S. Securities and Exchange Commission submitted by Global TeleSystems Group, Inc., ("GTS") the majority shareholder in the Company, including, but not limited to, GTS' report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications services and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (CIS). We organize our operations into two business divisions, Business Services and Mobile Services. Our Business Services Division comprises: CLEC Services, using local access overlay networks in Moscow, Kiev and St. Petersburg; Data and Internet Services, using a fiber optic network with more than 100 points of presence in Russia and the CIS; and Long Distance Services using a fiber optic and satellite-based network. Our Mobile Services Division operates cellular networks in Kiev, Vladivostok and six other cities throughout Russia. GTS owns approximately 63% of our outstanding shares.

     Our financial condition and results of operations have been, and continue to be, adversely affected by ongoing economic instability in Russia and the other countries of the Commonwealth of Independent States. The Russian economy collapsed in August 1998 after the Russian government defaulted on its obligation to make payments on its internal debt and allowed the ruble to devalue substantially. Although the markets may have stabilized since August 1998 and the political climate is less unstable, the Russian economy remains in depression, exacerbated by continuing political instability that may precipitate further economic volatility.

     Most of our revenue is derived from high-volume business customers and carriers. Our business customers include large multinational companies, local enterprises, financial institutions, hotels and government agencies. We believe that the carriers, including mobile operators, which contribute a substantial portion of our revenues, in turn derive much of their business from high-volume business customers. Thus, we believe that most of our ultimate end-users are businesses that require access to highly reliable and advanced telecommunications facilities to sustain their operations.

     In the aftermath of the August 1998 Russian financial crisis, a significant number of our business customers scaled back or closed their operations in Russia, and many local companies have closed down operations in Russia because of an inability to satisfy their payment obligations to creditors. Terminations of service and reduction in services offered have reduced our recurring revenues. Additionally, sales of equipment have declined significantly as new customers prefer to lease rather than buy equipment under current market conditions. We are also experiencing significant price pressure on our recurring revenue, particularly by Moscow cellular operators, which include some of our largest customers.

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

     In recent months, although we have seen what appears to be a slight recovery in the Russian market, downward price pressures persist, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. Although we experienced an increase in traffic volume over recent months, the volume increase has not kept pace with the reduction in prices.

     Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. Our ability to reduce our cost of revenue by reducing these payments has enabled us generally to maintain, or even improve, our margins. We expect settlement and interconnection rates to continue to decline in line with tariffs.

OWNERSHIP AND INITIAL PUBLIC OFFERING

     Golden Telecom, Inc., commenced trading on NASDAQ on September 30, 1999, using the ticker symbol "GLDN". The Initial Public Offering ("IPO") closed on October 5, 1999. From our IPO, together with additional investments from strategic investors, including Global TeleSystems Group, Inc., we raised $128.0 million in net proceeds. On December 24, 1999 the company issued privately to Capital International Global Emerging Markets Private Equity Fund, L.P. 1,250,000 of our common shares.

     In accordance with the subscription agreement filed with the SEC at the time of our IPO, a further 30,000 shares of our common stock, in addition to the 420,000 shares issued on September 30, 1999 were issued on March 1, 2000 to an affiliate of ING Barings in full and final settlement for its ownership interest in Golden Telecom Ukraine. Following such issuance, Global TeleSystems Group, Inc. owns approximately 63% of the outstanding shares of our common stock.

ABANDONMENT AND RESTRUCTURING CHARGE

     In the third quarter of 1999, the GTS Board approved a formal plan of restructuring whereby we determined that the allocation of sufficient resources to support certain of our cellular ventures, which are not material to our financial condition or results of operations, was inconsistent with our strategic plans. We, therefore, no longer intend to provide any further financial assistance to certain specified cellular ventures, other than the assumption of certain debt obligations, and we are seeking to sell our ownership interests in or otherwise dispose of these assets in furtherance of our plan of abandonment. We are targeting to complete the disposition of these properties by early 2001. We have taken a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, we recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. There was $2.1 million recorded against these liabilities during the first quarter of 2000. $1.9 million was recorded against this liability, as the result of, one ventures debt facility collateral being attached by a Western-owned financial institution. The remaining $0.2 million was due to disposition costs and cancellation of certain network capacity.

     In the quarter ended March 31, 1999, equity in losses recognized for the abandoned cellular ventures was $0.8 million.

     We will continue to support those cellular ventures where the allocation of financial, operational and management resources is consistent with our strategic plans.

CHANGES IN OWNERSHIP

     An affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the IPO, in exchange for a total of 450,000 newly issued shares of Golden Telecom, Inc. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

     In February 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based businesses.

RESULTS OF OPERATIONS

     Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States. The consolidated financial statements included in this quarterly report have been prepared as if Golden Telecom, Inc. had been in existence throughout all relevant periods.

     In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

     The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     o Consolidated Results. Results of Operations for the Three Months Ended March 31, 2000 compared to the Results of Operations for the Three Months Ended March 31, 1999

     o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 1999


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

REVENUE

     Our revenue increased to $24.3 million for the three months ended March 31, 2000 from $24.2 million for the three months ended March 31, 1999. The breakdown of revenue by business group was as follows:



                                        CONSOLIDATED REVENUE  CONSOLIDATED REVENUE
                                        FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                        ENDED MARCH 31, 1999  ENDED MARCH 31, 2000
                                        --------------------  --------------------
                                                      (IN MILLIONS)
REVENUE
  CLEC services ...................          $     11.7           $      9.5
  Long distance services ..........                 2.9                  2.8
  Data and Internet services ......                 6.3                  8.1
  Mobile services .................                 4.0                  4.2
  Eliminations ....................                (0.7)                (0.3)
                                             ----------           ----------
TOTAL REVENUE .....................          $     24.2           $     24.3

     CLEC Services. Revenue from CLEC Services decreased by 19% to $9.5 million for the three months ended March 31, 2000 from $11.7 million for the three months ended March 31, 1999.

     The CLEC Services division of TeleRoss revenue decreased by 25% to $6.2 million for the three months ended March 31, 2000 from $8.3 million for the three months ended March 31, 1999. This is mainly due to a reduction in monthly recurring revenue partly offset by increased traffic revenue, largely as a result of pricing concessions made to its largest customer.

     The CLEC Services division of Golden Telecom BTS revenue decreased by 3% to $3.3 million for the three months ended March 31, 2000 from $3.4 million for the three months ended March 31, 1999. The decrease in revenue was due to lower monthly recurring revenue despite an increase in the customer base.

     Long Distance Services. Revenue from Long Distance Services decreased by 3% to $2.8 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Increases in long distance traffic were more than offset by the decreases in tariffs.

     Data and Internet Services. Revenue from Data and Internet Services increased by 29% to $8.1 million for the three months ended March 31, 2000 from $6.3 million for the three months ended March 31, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The increase in dial-up Internet subscribers has been achieved through the acquisition of Glasnet and Nevalink and also from organic growth.

     Mobile Services. Revenue from Mobile Services increased by 5% to $4.2 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. Although there has been a significant increase, approximately 127%, in the number of active subscribers at Golden Telecom GSM pricing competition has limited revenue growth.

EXPENSES

     The following table shows our principal expenses for the three months ended March 31, 2000 and March 31, 1999:

                                          CONSOLIDATED EXPENSES      CONSOLIDATED EXPENSES
                                          FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                          ENDED MARCH 31, 1999       ENDED MARCH 31, 2000
                                          ---------------------      ---------------------
                                                            (IN MILLIONS)
COST OF REVENUE
  CLEC services ........................       $      3.4                 $      3.1
  Long distance services ...............              1.7                        2.4
  Data and Internet services ...........              3.7                        4.0
  Mobile services ......................              1.0                        1.1
  Eliminations .........................             (0.5)                      (0.3)
                                               ----------                 ----------
TOTAL COST OF REVENUE ..................              9.3                       10.3
Selling, general and administrative ....              8.6                       10.2
Depreciation and amortization ..........              6.8                        7.2
Equity in losses of ventures ...........              3.6                        0.9
Interest income ........................             (0.8)                      (2.3)
Interest expense .......................              0.6                        0.7
Foreign currency loss ..................              0.7                        0.4
Other non-operating expense ............              0.0                        0.1
Provision for income taxes .............       $      2.6                 $      0.0

Cost of Revenue

     Our cost of revenue increased by 11% to $10.3 million for the three months ended March 31, 2000 from $9.3 million for the three months ended March 31, 1999.

     CLEC Services. Cost of revenue from CLEC Services decreased by 9% to $3.1 million, or 33% of revenue, for the three months ended March 31, 2000 from $3.4 million, or 29% of revenue, for the three months ended March 31, 1999.

     The CLEC Services division of TeleRoss' cost of revenue decreased by 16% to $1.6 million, or 26% of revenue, for the three months ended March 31, 2000 from $1.9 million, or 23% of revenue, for the three months ended March 31, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

     The CLEC Services division of Golden Telecom BTS cost of revenue was $1.5 million, or 45% of revenue, for the three months ended March 31, 2000 and was $1.5 million, or 44% of revenue, for the three months ended March 31, 1999. Cost of revenue as a percentage of revenue remained broadly the same because the reduction in tariffs in response to competitive pressures matched the decrease in settlement costs paid to other operators.

     Long Distance Services. Cost of revenue from Long Distance Services increased by 41% to $2.4 million, or 86% of revenue, for the three months ended March 31, 2000 from $1.7 million, or 59% of revenue, for the three months ended March 31, 1999. The cost of revenue as a percentage of revenue increased as settlement rates paid to the other carriers did not reduce as quickly as our long-distance tariffs and additionally, as revenue reduces, fixed network provisioning costs increases as a percentage of revenue.

     Data and Internet Services. Cost of revenue from Data and Internet Services increased by 8% to $4.0 million, or 49% of revenue, for the three months ended March 31, 2000 from $3.7 million, or 59% of revenue, for the three months ended March 31, 1999. The decrease as a percentage of revenue was due to the operational synergies achieved from the Glasnet and Nevalink acquisitions, together with other operating efficiencies.

     Mobile Services. Cost of revenue from Mobile Services increased by 10% to $1.1 million, or 26% of revenue, for the three months ended March 31, 2000 from $1.0 million, or 25% of revenue, for the three months ended March 31, 1999. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 19% to $10.2 million, or 42% of revenue, for the three months ended March 31, 2000 from $8.6 million, or 36% of revenue, for the three months ended March 31, 1999. The increase is mainly due to a one-time adjustment in non-profits taxes recorded in the first quarter of 1999.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 6% to $7.2 million for the three months ended March 31, 2000 from $6.8 million for the three months ended March 31, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

     The losses after interest and tax charges from our investments in non-consolidated ventures were $0.9 million for the three months ended March 31, 2000, and $3.6 million for the three months ended March 31, 1999. We recognized earnings at Sovintel of $1.0 million for the three months ended March 31, 2000, which partially offset our recognized losses at other ventures. In the three months ended March 31, 1999, our recognized earnings at Sovintel were $0.5 million. There were significant losses at our non-consolidated ventures in the three months ended March 31, 1999 due to the effects of the August 1998 Russian financial crisis. The losses attributable to the abandoned ventures for the three months ended March 31, 1999 were $0.8 million.

Interest Income

     Our interest income was $2.3 million for the three months ended March 31, 2000 up from $0.8 million for the three months ended March 31, 1999. The increase in interest income reflects the interest received on the balance of the cash from our IPO.

Interest Expense

     Our interest expense was $0.7 million for the three months ended March 31, 2000 up from $0.6 million for the three months ended March 31, 1999. The increase is due to reductions in operating company debt which have been more than offset by the increase in interest expense attributable to debt owed to GTS and Lucent Technologies.

Foreign Currency Loss

     Our foreign currency loss was $0.4 million for the three months ended March 31, 2000, compared to a $0.7 million loss for the three months ended March 31, 1999. This decreased loss reflects the reduced level of devaluation of the ruble.

Other Non-operating Expense

     Our other non-operating expense was $0.1 million for the three months ended March 31, 2000 due to losses on certain fixed assets disposals by our operating companies. No other non-operating expense was recorded in the three months ended March 31, 1999.

Provision for Income Taxes

     We had a negligible provision for income taxes for the three months ended March 31, 2000 compared to $2.6 million for three months ended March 31, 1999. The decrease was due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The net income of TCM is now offset against losses in the other operating divisions with the merged TeleRoss.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

     We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

     Sovintel's revenue decreased by 1% to $22.2 million for the three months ended March 31, 2000 from $22.5 million, for the three months ended March 31, 1999. Increases in traffic volumes offset reductions in tariffs.

Cost of Revenue

     Sovintel's cost of revenue decreased by 13% to $11.7 million for the three months ended March 31, 2000 from $13.5 million for the three months ended March 31, 1999. The decrease to 53% from 60% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles.

Selling, General and Administrative

     Sovintel's selling, general and administrative expenses and non-income taxes decreased by 2% to $4.1 million, or 18% of revenue, for the three months ended March 31, 2000 from $4.2 million, or 19% of revenue for the three months ended March 31, 1999. The decrease was largely due to lower employee related expenses partially offset by increases in other taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $158.1 million and $162.7 million as of March 31, 2000 and December 31, 1999, respectively. Our restricted cash was $15.0 million and $20.3 million as of March 31, 2000 and December 31, 1999, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the three months ended March 31, 2000, we had cash inflows of $3.0 million from our operating activities. During the three months ended March 31, 1999, we had cash outflows of $0.6 million from our operating activities. We used cash of $(3.2) million and $(4.5) million for investing activities, which were principally attributable to building our telecommunications networks and acquisitions, for the three months ended March 31, 2000 and 1999, respectively.

     We had working capital of $125.8 million as of March 31, 2000 and $132.5 million as of December 31, 1999. At March 31, 2000, we had total debt of approximately $23.7 million, of which $4.0 million were current maturities. At December 31, 1999, we had total debt of approximately $28.0 million, of which $4.1 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At March 31, 2000 and December 31, 1999, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

     In connection with the purchase of equipment and services for certain Vostok Mobile ventures in Russia, those ventures entered into a credit agreement with The Chase Manhattan Bank, New York, providing for up to $30.7 million of financing. The facility was guaranteed by the vendor of such equipment and services, and was insured against certain political risks by the Overseas Private Investment Corporation. To the extent that the guarantor was required to make any payments pursuant to such guarantee, GTS was required to reimburse 50% of such payments. Because of the financial condition of certain Vostok Mobile ventures, prior to the IPO, GTS made certain of the principal and interest payments on behalf of the ventures.

     On September 10, 1999, the Company, GTS and the vendor executed a Settlement Agreement in regard to the Chase Manhattan credit facility. Under the terms of the Settlement Agreement, on the date of the closing of the Company's IPO, GTS and the vendor settled the amounts outstanding under the credit facility totaling $14.4 million. In addition, GTS paid $0.2 million in compromise of $0.3 million of accounts payable to the vendor. GTS also settled certain outstanding accounts receivable from the cellular investees to the vendor for $2.0 million. The company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable and issued promissory notes to GTS in a total amount of $6.25 million and to the vendor in a total amount of $4.75 million. In addition, the Company issued warrants to the vendor to purchase 126,050 share of common stock for $0.10 per share.

     In order for us to compete successfully, we will require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for our acquisition and business development initiatives. The net proceeds from our IPO and our private placement will be applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

     In addition to the external financing discussed above, we have funded our consolidated subsidiaries and affiliates through two methods of financing. Certain of our operating companies have received direct debt financing through loans from affiliated companies. In addition, since September 1997, certain of our operating companies have borrowed funds under a $30.0 million back-to-back, three-year, revolving credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian-registered ventures. We are in the process of refinancing this facility with the same bank. The structure of the new facility will be substantially the same as the current, with repayment of seven years. The funding level as at March 31, 2000 totaled $14.2 million, of which $3.2 million was funded to our consolidated subsidiaries, $8.2 million was funded to our affiliates and $2.8 million assumed from our non-consolidated abandoned cellular properties.

     We entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. An advance of $5.6 million was made to the lessor in April 2000.

     We expect our current sources of funding, including the net proceeds from our IPO and the related investments, to finance our capital requirements for the next 12 to 24 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

     We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements, and the value of our shares of common stock may decline.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

                    DESIGNATION           DESCRIPTION

                        27         Financial Data Schedule



b) Reports on Form 8-K

     No such reports were filed in the first quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GOLDEN TELECOM, INC.
                           (Registrant)

                           By:   /s/ David J. Wisher
                                 -----------------------------------------------
                           Name:  David J. Wisher
                           Title: Chief Financial Officer and Treasurer
                                  (Principal  Financial and  Accounting Officer)


Date:  May 10, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27          Financial Data Schedule