Form 10-Q
period 2000-06-30
GOLDEN TELECOM INC
filed 2000-08-03
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        (COMMISSION FILE NUMBER: 0-27423)

                              GOLDEN TELECOM, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 51-0391303
     (State of incorporation)               (I.R.S. Employer Identification No.)


                 REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                               12 TRUBNAYA ULITSA
                              MOSCOW, RUSSIA 103045
                     (Address of principal executive office)

                              (011-7-501) 797-9300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 3, 2000 there were 24,080,125 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.         FINANCIAL INFORMATION

Item 1(a)       Financial Statements of Golden Telecom, Inc. (unaudited)...............................     3

                Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000..................     3

                Consolidated Statements of Operations for the Three and Six Months
                Ended June 30, 1999 and 2000...........................................................     4

                Consolidated Statements of Cash Flows for the Six Months Ended  June 30,
                1999 and 2000..........................................................................     5

                Notes to Consolidated Financial Statements.............................................     6

Item 1(b)       Financial Statements of EDN Sovintel LLC (unaudited)...................................    13

                Balance Sheets as of December 31, 1999 and June 30, 2000...............................    13

                Statements of Income and Members' Equity for the Three and Six Months
                Ended June 30, 1999 and 2000...........................................................    14

                Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000...............    15

                Notes to Financial Statements..........................................................    16

Item 2          Management's Discussion and Analysis of Financial Condition and Results
                of Operations *........................................................................    17

PART II.        OTHER INFORMATION

Item 3          Quantitative and Qualitative Disclosure about Market Risk..............................    27

Item 4          Submission of Matters to a Vote of Security Holders....................................    28

Item 6          Exhibits and Reports on Form 8-K ......................................................    28

Signatures   ..........................................................................................    29


* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a).  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                                  ----           ----
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................    $ 162,722      $ 154,063
  Accounts receivable, net.................................       10,961         13,965
  Prepaid expenses.........................................        2,666          3,763
  Other assets.............................................        5,252          5,613
                                                               ---------      ---------

TOTAL CURRENT ASSETS.......................................      181,601        177,404

Property and equipment, net of accumulated depreciation of
  $29,289 and $35,471 at December 31, 1999 and June 30,
  2000, respectively.......................................       62,176         71,283
Investments in and advances to ventures....................       45,196         41,318
Goodwill and intangible assets, net of accumulated
  amortization of $33,737 and $42,387 at December 31, 1999
  and June 30, 2000, respectively..........................       53,467         50,505
Restricted cash and other non-current assets...............       24,184         16,956
                                                               ---------      ---------

TOTAL ASSETS...............................................    $ 366,624      $ 357,466
                                                               =========      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses....................    $  35,022      $  32,544
  Debt maturing within one year............................        4,148          4,654
  Due to affiliates........................................        6,563          8,038
  Other current liabilities................................        3,392          3,638
                                                               ---------      ---------

TOTAL CURRENT LIABILITIES..................................       49,125         48,874

Long-term debt, less current portion.......................       17,631         13,217
Related party long-term debt...............................        6,250          6,250
Taxes and other non-current liabilities....................        2,250          2,000
                                                               ---------      ---------

TOTAL LIABILITIES..........................................       75,256         70,341

Minority interest..........................................        2,816          3,148

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
    authorized; 0 shares issued and outstanding at
    December 31, 1999 and June 30, 2000)...................           --             --

  Common stock, $0.01 par value (50,000,000 and 100,000,000
    shares authorized at December 31, 1999 and June 30,
    2000 respectively; 24,050,125 and 24,080,125 shares
    issued and outstanding at December 31, 1999 and June
    30, 2000 respectively).................................          241            241
  Additional paid-in capital...............................      407,863        408,533
  Accumulated deficit......................................     (119,552)      (124,797)
                                                               ---------      ---------

TOTAL SHAREHOLDERS' EQUITY.................................      288,552        283,977
                                                               ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................    $ 366,624      $ 357,466
                                                               =========      =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                 -----------------------  -----------------------
                                                     1999        2000         1999        2000
                                                 ----------- -----------  -----------  ----------
REVENUE:
  Telecommunication services................      $ 20,341    $ 23,739     $ 40,560     $ 44,900
  Revenue from affiliates...................         2,365       2,257        5,572        4,513
  Equipment sales...........................           464         876        1,223        1,768
                                                  --------    --------     --------     --------

TOTAL REVENUE...............................        23,170      26,872       47,355       51,181

OPERATING COSTS AND EXPENSES:
  Cost of revenue:
     Access and network services............         8,749      11,134       17,389       20,738
     Equipment sales........................           627         713        1,313        1,403
  Selling, general and administrative.......        10,432      10,707       19,070       20,961
  Depreciation and amortization.............         7,127       7,706       13,932       14,934
                                                  --------    --------     --------     --------

TOTAL OPERATING COSTS AND EXPENSES..........        26,935      30,260       51,704       58,036
                                                  --------    --------     --------     --------

LOSS FROM OPERATIONS........................        (3,765)     (3,388)      (4,349)      (6,855)

OTHER INCOME (EXPENSE):
  Equity in losses of ventures..............        (1,604)       (172)      (5,174)      (1,083)
  Interest income...........................           160       2,638          919        4,924
  Interest expense..........................          (622)       (713)      (1,202)      (1,451)
  Foreign currency losses...................          (106)        (80)        (848)        (423)
  Minority interest.........................          (566)       (154)      (1,025)        (154)
  Other non-operating expense...............            --          --           --         (148)
                                                  --------    --------     --------     --------

TOTAL OTHER INCOME (EXPENSE)................        (2,738)      1,519       (7,330)       1,665
                                                  --------    --------     --------     --------

Net loss before income taxes................        (6,503)     (1,869)     (11,679)      (5,190)
Income taxes................................         1,691          42        4,291           55
                                                  --------    --------     --------     --------

NET LOSS....................................      $ (8,194)   $ (1,911)    $(15,970)    $ (5,245)
                                                  ========    ========     ========     ========

Net loss per share..........................      $  (0.77)   $  (0.08)    $  (1.51)    $  (0.22)
                                                  ========    ========     ========     ========

Weighted average common shares outstanding..        10,600      24,080       10,600       24,070
                                                  ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 -------------------------
                                                                    1999            2000
                                                                 ---------       ---------
OPERATING ACTIVITIES
  Net loss...................................................    $ (15,970)      $  (5,245)
Adjustments to Reconcile Net Loss to Net Cash (Used in)
  Provided by Operating Activities:
  Depreciation...............................................        5,666           6,992
  Amortization...............................................        8,266           7,942
  Equity in losses of ventures, net of dividends received....        5,174           1,083
  Minority interest..........................................        1,025             154
  Foreign currency losses....................................          848             423
  Other......................................................         (919)          1,016
  Changes in assets and liabilities:
     Accounts receivable.....................................        1,099          (3,347)
     Accounts payable and accrued expenses...................       (9,385)          1,437
     Other changes in assets and liabilities.................          916             (65)
                                                                 ---------       ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..........       (3,280)         10,390

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets..       (8,258)        (17,803)
  Acquisitions, net of cash acquired.........................           --          (3,617)
  Restricted cash............................................       (2,109)          3,325
  Other investing............................................        3,420           3,028
                                                                 ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES........................       (6,947)        (15,067)

FINANCING ACTIVITIES
  Proceeds from debt.........................................        2,029           4,767
  Repayments of debt.........................................       (3,332)         (8,591)
  Net proceeds from shareholder..............................       12,179              32
                                                                 ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........       10,876          (3,792)

Effect of exchange rate changes on cash and cash
  equivalents................................................         (318)           (190)
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents.........          331          (8,659)
Cash and cash equivalents at beginning of period.............       14,164         162,722
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................    $  14,495       $ 154,063
                                                                 =========       =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    On June 10, 1999, Golden Telecom, Inc. ("Golden Telecom" or "the Company") was incorporated in Delaware for the purpose of acting as a holding company for Global TeleSystems, Inc. ("GTS") operating entities within the Commonwealth of Independent States ("CIS") (the "CIS entities") and supporting non-CIS holding companies. On September 29, 1999, GTS transferred its ownership rights in the CIS entities and the supporting non-CIS holding companies to the Company. Golden Telecom, a majority-owned subsidiary of GTS, is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operation of voice, Internet and data networks, international gateways, local access and cellular networks and various value-added services in the CIS, primarily in Russia.

    Prior to the reorganization, principally the transfer of ownership rights of the CIS entities to the Company from GTS, the CIS entities were subsidiaries of GTS. As the CIS entities are under common control, the accompanying 1999 financial statements give effect to the reorganization as if it were a pooling of interests and the financial statements have been presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

    For the three and six months ended June 30, 1999 and 2000, comprehensive income for the Company is equal to net income.

    The Company's net loss per share calculation (basic and diluted) is based upon the Company's weighted average common shares outstanding. The 10,600,000 common shares issued in connection with the formation of the Company are considered to be outstanding throughout 1999. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Warrants, stock options and restricted stock grants have been excluded from the net loss per share calculation because their effect would be antidilutive.

3. SHAREHOLDERS' EQUITY

Common Stock

     On May 17, 2000, the Company's shareholders approved an increase in the Company's authorized common stock from 50 million to 100 million shares.

     On June 30, 2000, the Company filed a Registration Statement on Form S-1 with the SEC to register 2,145,633 shares of Common Stock held by Capital International Global Emerging Markets Private Equity Fund, L.P. and affiliates of ING Barings.

Preferred Stock

     On May 17, 2000, the Company's shareholders approved the authorization of 10 million shares of preferred stock.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

4. OTHER TRANSACTIONS

Investment Transactions

     In April 2000, the Company acquired the assets of Fintek, a prominent Moscow-based Web design studio and 51% of Commercial Information Networks (KIS), the largest Internet service provider in Nizhny Novgorod. The combined purchase price was less than $1.2 million and the purchase method of accounting was used for these investments.

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

    In reaching its decision the Company determined that the financial, operational and management support required for these ventures does not meet its current strategic plan; however, the Company will continue to support the remaining Russian cellular businesses. In connection with this decision, a charge to earnings in the third quarter of 1999 of $18.5 million was incurred as a result of the plan of abandonment, of which approximately $8.3 million was recorded as a liability. This charge was calculated based on the write-down of the carrying value of these business operations to their estimated realizable value. The charge was based upon the financial statements as of August 31, 1999 and the results of the abandoned ventures were no longer included in the Company's results after September 1, 1999. Additionally, in the third quarter of 1999 the Company recorded a restructuring charge and a liability of $1.3 million relating to the cancellation of certain network capacity. As of June 30, 2000 and December 31, 1999, the Company had $6.5 million and $9.6 million, respectively, for the accrual of costs not yet incurred.

5. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2000. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

    The Company operates in four segments within the telecommunications industry. Previously, the Company reported three segments, but commencing from the beginning of 2000, the Company has operationally and financially separated its Data and Internet business from the Long Distance business. This separation is in line with the Company's strategy to develop the Data and Internet segment of its business. The four segments are: Competitive Local Exchange Carrier
(CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS, Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of cellular networks in Russia and Ukraine. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the three and six-month periods ended June 30, 1999 and 2000. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.


                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                             -----------------------
                                     DATA &                                        BUSINESS                   EQUITY
                                   INTERNET     LONG      MOBILE    CORPORATE &    SEGMENT    CONSOLIDATED    METHOD      AFFILIATE
                           CLEC     SERVICES  DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS      VENTURES    ADJUSTMENTS
                           ----     --------  --------   --------   ------------    -----       -------      --------    -----------
                                                                   (IN THOUSANDS)

THREE MONTHS ENDED JUNE 30, 1999

Revenue...............    $30,707     $6,253    $3,050     $9,146      $(2,468)     $46,688      $23,170      $(28,051)      $4,533
Operating income
  (loss)..............      8,844         78    (1,844)    (2,459)      (5,587)        (968)      (3,765)       (2,397)        (400)
Identifiable assets...    119,168     17,800    26,887     91,607      101,026      356,488      222,350      (134,138)          --
Capital expenditures..      3,058      1,522       703      2,572         (250)       7,605        4,937        (2,668)          --




                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                               BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            -----------------------
                                     DATA &                                         BUSINESS                 EQUITY
                                   INTERNET      LONG      MOBILE    CORPORATE &    SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------   --------   --------   ------------    -----      -------     --------    -----------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED  JUNE 30, 2000

Revenue...............    $30,954     $9,205     $3,636     $8,760      $(1,385)     $51,170     $26,872     $(28,406)      $4,108
Operating income
  (loss)..............      8,672       (269)      (977)      (509)      (6,316)         601      (3,388)      (3,898)         (91)
Identifiable assets...    110,915     34,234     22,653     53,477      246,556      467,835     357,465     (110,370)          --
Capital expenditures..      4,334      1,581        741      3,184         (189)       9,651       6,093       (3,558)          --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                             BUSINESS SEGMENT TO
                                                                                                             CONSOLIDATED RESULTS
                                                                                                            -----------------------
                                     DATA &                                         BUSINESS                 EQUITY
                                   INTERNET      LONG      MOBILE    CORPORATE &    SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------   --------   --------   ------------    -----      -------     --------    -----------
                                                                    (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 1999

Revenue...............    $62,961    $12,591     $5,991    $17,368      $(4,849)     $94,062     $47,355     $(55,350)      $8,643
Operating income
  (loss)..............     17,484         17     (3,218)    (5,394)      (9,328)        (439)     (4,349)      (3,627)        (283)
Identifiable assets...    119,168     17,800     26,887     91,607      101,026      356,488     222,350     (134,138)          --
Capital expenditures..      6,284      2,147      1,663      7,072          612       17,778      10,335       (7,443)          --




                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                               BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                     DATA &                                        BUSINESS                  EQUITY
                                   INTERNET      LONG      MOBILE    CORPORATE &   SEGMENT    CONSOLIDATED   METHOD       AFFILIATE
                          CLEC      SERVICES   DISTANCE   SERVICES   ELIMINATIONS   TOTAL       RESULTS     VENTURES     ADJUSTMENTS
                          ----      --------   --------   --------   ------------   -----       -------     --------     -----------
                                                                    (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2000

Revenue...............    $60,555    $17,707     $6,526    $16,576      $(2,877)    $98,487      $51,181     $(55,436)      $8,130
Operating income
  (loss)..............     17,506        (43)    (2,577)    (1,998)     (12,922)        (34)      (6,855)      (7,076)         255
Identifiable assets...    110,915     34,234     22,653     53,477      246,557     467,835      357,466     (110,370)          --
Capital expenditures..      9,023      7,890      1,852      4,996          185      23,946       17,803       (6,143)          --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

    Revenues are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and six month periods ended June 30, 1999 and 2000.

                                                           CORPORATE & CONSOLIDATED
                                       RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                       ------    -------  ------------ ------------
THREE MONTHS ENDED JUNE 30, 1999
  Revenue.........................   $  15,827  $  7,386  $      (43)  $   23,170
  Long-lived assets...............     120,402    33,052       5,296      158,750

                                                           CORPORATE & CONSOLIDATED
                                       RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
THREE MONTHS ENDED JUNE 30, 2000       ------    -------  ------------ ------------
  Revenue.........................   $  18,014  $  8,910  $      (52)   $  26,872
  Long-lived assets...............     125,963    37,753       1,816      165,532

                                                           CORPORATE & CONSOLIDATED
                                       RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                       ------    -------  ------------ ------------
SIX MONTHS ENDED JUNE 30, 1999
  Revenue.........................   $  32,894  $ 14,530  $      (69)  $   47,355
  Long-lived assets...............     120,402    33,052       5,296      158,750

                                                           CORPORATE & CONSOLIDATED
                                       RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                       ------    -------  ------------ ------------
SIX MONTHS ENDED JUNE 30, 2000
  Revenue.........................   $  34,817  $ 16,538  $     (174)   $  51,181
  Long-lived assets...............     125,963    37,753       1,816      165,532

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

     The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC, as of June 30, 1999 and 2000.

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                ------------------------ ------------------------
                                                    1999        2000         1999         2000
                                                ----------- -----------  -----------  -----------
                                                                 (IN THOUSANDS)
  Revenues..................................      $ 22,497    $ 23,060     $ 44,981     $ 45,286
  Gross Margin..............................         9,802      10,765       18,748       21,270
  Income from operations....................         3,692       4,560        6,586        8,970
  Net income................................           473       2,339        1,461        4,440

8. DEBT AND CAPITAL LEASE

     Since September 1997, certain of the Company's operating entities have borrowed funds under a $30.0 million back-to-back, three-year, revolving bank facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, recorded on the Company's balance sheet as restricted cash, for onshore loans made by the bank to our Russian-registered ventures. The Company is in the process of refinancing this facility with the same bank. The structure of the new facility will be substantially the same as the existing facility, with a maximum repayment term of seven years. Six of the Company's mobile ventures have already entered into the new facility and the remaining subsidiaries will complete the refinancing during the third quarter.

     In the first quarter of 2000, the Company entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has a term of ten years with an option to renew for an additional five years. A prepayment was made to the lessor in April 2000. This prepayment is offset in the balance sheet against the lease obligation.

9. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      1999          2000
                                                    --------      --------
                                                       (IN THOUSANDS)

Issuance of common stock to affiliate of
  ING Barings...............................        $     --      $    360
Business acquisitions.......................              --           580

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

10. SUBSEQUENT EVENTS

     In July 2000, the Company entered into an agreement to acquire the assets of IT INFOART STARS, a leading horizontal Russian and English language portal for approximately $8.3 million in cash.

     In July 2000, the Company entered into an agreement to acquire 60 percent of JSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and the issuance of $1.4 million in the Company's common stock.

     In July 2000, the Company entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and the issuance of $12.5 million in the Company's common stock.

     On July 17, 2000, the Company filed with the SEC a Registration Statement on Form S-8 to register 4,023,551 Common Shares that are available under the 1999 Equity Participation Plan of Golden Telecom, Inc.

ITEM 1(a).  UNAUDITED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  DECEMBER 31,   JUNE 30,
                                                                  ------------   --------
                                                                     1999          2000
                                                                   --------      --------
                            ASSETS
CURRENT ASSETS
  Cash .....................................................       $  2,644      $  3,410
  Accounts receivable, net of allowance for doubtful
    accounts of $3,364 and $3,559 at December 31, 1999
    and June 30, 2000.......................................         16,868        16,170
  Due from affiliated companies.............................            645           553
  Inventories...............................................          1,095         1,111
  VAT receivable, net.......................................          2,547         1,902
  Prepaid expenses and other current assets.................          1,764         2,193
                                                                   --------      --------

TOTAL CURRENT ASSETS........................................         25,563        25,339

Property and equipment, net of accumulated depreciation
  of $27,561 and $31,330 at December 31, 1999 and
  June 30, 2000.............................................         50,477        50,737
Deferred expenses...........................................            675           608
Other noncurrent assets.....................................            909            --
                                                                   --------      --------

TOTAL ASSETS................................................       $ 77,624      $ 76,684
                                                                   ========      ========

             LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables............................................       $  8,963      $  7,069
  Accrued expenses..........................................          3,237         2,855
  Due to affiliated companies...............................          3,692         5,776
  Amount due to partner in commercial arrangement...........            929           794
  Short-term loan...........................................          3,052            --
  Deferred income taxes.....................................            686           686
                                                                   --------      --------

TOTAL LIABILITIES...........................................         20,559        17,180

MEMBERS' EQUITY.............................................         57,065        59,504
                                                                   --------      --------

TOTAL LIABILITIES AND MEMBERS' EQUITY.......................       $ 77,624      $ 76,684
                                                                   ========      ========

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                    STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                -----------------------  ------------------------
                                                    1999        2000         1999         2000
                                                ----------- -----------  -----------  -----------
REVENUE:
  Telecommunication services................      $ 22,124    $ 22,378     $ 44,146     $ 44,352
  Equipment sales and other revenue.........           373         682          835          934
                                                  --------    --------     --------     --------

TOTAL REVENUE...............................        22,497      23,060       44,981       45,286

OPERATING COSTS AND EXPENSES:
  Cost of revenue:
     Service costs..........................        12,444      11,807       25,682       23,314
     Equipment costs and other cost of
       revenue..............................           251         488          551          702
  Selling, general and administrative.......         4,124       4,161        8,317        8,242
  Depreciation and amortization.............         1,986       2,044        3,845        4,058
                                                  --------    --------     --------     --------

TOTAL OPERATING COSTS AND EXPENSES..........        18,805      18,500       38,395       36,316
                                                  --------    --------     --------     --------

INCOME FROM OPERATIONS......................         3,692       4,560        6,586        8,970

OTHER INCOME (EXPENSE):
  Interest income...........................            56          25           81           59
  Interest expense..........................          (116)        (62)        (203)        (152)
  Foreign currency (losses) gains...........            54        (119)        (845)        (276)
                                                  --------    --------     --------     --------

TOTAL OTHER INCOME (EXPENSE)................            (6)       (156)        (967)        (369)
                                                  --------    --------     --------     --------

Income before income taxes..................         3,686       4,404        5,619        8,601
Income taxes................................         3,213       2,065        4,158        4,161
                                                  --------    --------     --------     --------

NET INCOME..................................      $    473    $  2,339     $  1,461     $  4,440
                                                  ========    ========     ========     ========

Dividends...................................      $     --    $ (2,001)    $     --     $ (2,001)
Members' equity, opening balance............        54,517      59,166       53,529       57,065
                                                  --------    --------     --------     --------

Members' equity, closing balance ...........      $ 54,990    $ 59,504     $ 54,990     $ 59,504
                                                  ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                           1999           2000
                                                        ----------    -----------
OPERATING ACTIVITIES
Net income..........................................     $   1,461    $   4,440
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................         3,845        4,058
  Provision for doubtful accounts...................           (95)         848
  Foreign exchange loss.............................           845          276
Changes in operating assets and liabilities:
  Accounts receivable...............................        (1,489)        (312)
  Inventories.......................................           339          (16)
  Prepaid expenses and other assets.................         4,750          535
  VAT receivable, net...............................           574          380
  Trade payables....................................          (139)      (2,326)
  Accrued liabilities and other payables............           429         (275)
  Taxes accrued or payable..........................        (1,166)         594
  (Increase) Decrease in amounts due to affiliated
    companies, net..................................        (7,935)         140

NET CASH PROVIDED BY OPERATING ACTIVITIES...........         1,419        8,342

INVESTING ACTIVITIES  Purchases of property and
  equipment.........................................        (3,522)      (4,251)
                                                         ---------    ---------

FINANCING ACTIVITIES
  Proceeds from debt................................           500           --
  Repayment of debt.................................            --       (3,187)
                                                         ---------    ---------

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES........................................           500       (3,187)


Effect of exchange rate changes on cash.............          (754)        (138)
                                                         ---------    ---------
Net (decrease) increase in cash.....................        (2,357)         766
Cash at beginning of period.........................         5,116        2,644
                                                         ---------    ---------

CASH AT END OF PERIOD...............................     $   2,759    $   3,410
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    EDN Sovintel LLC (the "Company") is a joint venture between Sovinet, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") and Open Joint Stock Company "Rostelecom". EDN Sovintel was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later it was decided to expand its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three and six months ended June 30, 1999 and 2000, comprehensive income for the Company is equal to net income.

3. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2000. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and six month periods ended June 30, 2000 and 1999. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

   Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission, including, but not limited to, the Company's prospectus dated June 30, 2000 included in the Registration Statement No. 333-39260 on Form S-1, the Company's report on Form 10-Q for the quarter ended March 31, 2000, and the Company's report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

    We are a leading facilities-based provider of integrated telecommunications services and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into two business divisions, Business Services and Mobile Services. Our Business Services Division comprises: CLEC Services, using local access overlay networks in Moscow, Kiev and St. Petersburg; Data and Internet Services, using a fiber optic and satellite-based network with more than 100 points of presence in Russia and the CIS; and Long Distance Services using a fiber optic and satellite-based network. Our Mobile Services Division operates cellular networks in Kiev, Vladivostok and six other cities throughout Russia. GTS owns approximately 63% of our outstanding shares.

    Our financial condition and results of operations have been, and continue to be, adversely affected by ongoing economic instability in Russia and the other countries of the Commonwealth of Independent States. The Russian economy collapsed in August 1998 after the Russian government defaulted on its obligation to make payments on its internal debt and allowed the ruble to devalue substantially. Although the markets may have stabilized since August 1998 and the political climate is less unstable, the Russian economy is prone to political instability that may precipitate further economic volatility.

    Most of our revenue is derived from high-volume business customers and carriers. Our business customers include large multinational companies, local enterprises, financial institutions, hotels and government agencies. We believe that the carriers, including mobile operators, which contribute a substantial portion of our revenues, in turn derive a portion of their business from high-volume business customers. Thus, we believe that the majority of our ultimate end-users are businesses that require access to highly reliable and advanced telecommunications facilities to sustain their operations.

    In the aftermath of the August 1998 Russian financial crisis, a significant number of our business customers scaled back or closed their operations in Russia, and many local companies closed down operations in Russia because of an inability to satisfy their payment obligations to creditors. Terminations of service and reduction in services offered have reduced our recurring revenues. Additionally, sales of equipment declined significantly as new customers prefer to lease rather than buy equipment under current market conditions. We are also experiencing significant price pressure on our recurring revenue, applied particularly by Moscow cellular operators, which include some of our largest customers.

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

    In recent months, although we have seen what appears to be a slight recovery in the Russian market, downward price pressures persist, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. Although we experienced an increase in traffic volume over recent months, the volume increases had not kept pace with the reduction in prices. Our volume increases are now starting to exceed the reduction in tariffs on certain types of voice traffic.

    Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking, where possible, further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. Our ability to reduce our cost of revenue by reducing these payments has enabled us, in most cases to maintain, or even improve, our margins. In general, we expect settlement and interconnection rates to continue to decline in line with tariffs.

    In addition to the traditional voice and data service provision, we are actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal portal development.

OWNERSHIP AND INITIAL PUBLIC OFFERING

    Golden Telecom, Inc., commenced trading on NASDAQ on September 30, 1999, using the ticker symbol "GLDN". The Initial Public Offering ("IPO") closed on October 5, 1999. From our IPO, together with additional investments from strategic investors, including Global TeleSystems Group, Inc., we raised $128.0 million in net proceeds. On December 24, 1999 the Company issued privately to Capital International Global Emerging Markets Private Equity Fund, L.P. 1,250,000 of our common shares and raised an additional $15.0 million.

    In accordance with the subscription agreement filed with the SEC at the time of our IPO, a further 30,000 shares of our common stock, in addition to the 420,000 shares issued on September 30, 1999 were issued on March 1, 2000 to an affiliate of ING Barings in full and final settlement for its ownership interest in Golden Telecom Ukraine. Following such issuance, GTS owns approximately 63% of the outstanding shares of our common stock.

ABANDONMENT AND RESTRUCTURING CHARGE

     In the third quarter of 1999, the GTS Board approved a formal plan of restructuring whereby we determined that the allocation of sufficient resources to support certain of our cellular ventures, which are not material to our financial condition or results of operations, was inconsistent with our strategic plans. We, therefore, no longer intend to provide any further financial assistance to certain specified cellular ventures, other than the assumption of certain debt obligations, and we are seeking to sell our ownership interests in or otherwise dispose of these assets in furtherance of our plan of abandonment. We are targeting to complete the disposition of these properties by early 2001. We have taken a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, we recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. There was $2.1 million recorded against these liabilities during the first quarter of 2000 and $1.0 million charged against these liabilities during the second quarter of 2000. These charges resulted from a Western-owned financial institution attaching the collateral held in regard to a debt-facility between the financial institution and two of the ventures and due to disposition costs and cancellation of certain network capacity.

    In the three and six months ended June 30, 1999, equity in losses recognized for the abandoned cellular ventures was $0.9 million and $1.7 million respectively.

    We will continue to support those cellular ventures where the allocation of financial, operational and management resources is consistent with our strategic plans.

RECENT ACQUISITIONS

    In July 2000, the Company entered into an agreement to acquire the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language portal for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian news agencies and publications. InfoArt's unique user format and topical issues such as business, technology, health and sports have made it one of the top Russian Web sites in terms of unique users. InfoArt's Web Sites include Stars.ru, a Web catalogue listing with over 27,000 sites, and 1000Stars.ru, a popular rating index.

    In July 2000, the Company entered into an agreement to acquire 60 percent of OJSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and an issuance of the Company's common stock in an amount valued at $1.4 million. Nursat provides dedicated and dial-up Internet access, web-site design and support, e-commerce solutions and online banking services. Nursat has the only private nationwide digital network in Kazakhstan with satellite coverage of 23 cities, enabling it to provide services such as integrated voice and data corporate networks, private lines and VSAT-based services. For the first quarter of 2000, Nursat's Internet business featured more than six thousand individual Internet subscribers and approximately 200 corporate voice customers. Nursat reported revenues for 1999 totaling $7.9 million.

    In July 2000, the Company entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and an issuance of the Company's common stock in an amount valued at $12.5 million. The Agama family of Russian Web properties include Aport, Atrus ("@Rus") and Omen. Aport is a top-rated bilingual Russian search engine. @Rus is a leading online directory and network of eVortals listing over 35,000 Web sites in both Russian and English. Omen is among the most popular Russian entertainment portals for younger audiences.

RESULTS OF OPERATIONS

     Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States. The consolidated financial statements included in this quarterly report have been prepared as if Golden Telecom, Inc. had been in existence throughout 1999.

    In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    o Consolidated Results. Results of Operations for the Three Months Ended June 30, 2000 compared to the Results of Operations for the Three Months Ended June 30, 1999

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 1999

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    o Consolidated Results. Results of Operations for the Six Months Ended June 30, 2000 compared to the Results of Operations for the Six Months Ended June 30, 1999

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 1999

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

REVENUE

    Our revenue increased to $26.9 million for the three months ended June 30, 2000 from $23.2 million for the three months ended June 30, 1999. The breakdown of revenue by business group was as follows:



                                  CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                  FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                   ENDED JUNE 30, 1999      ENDED JUNE 30, 2000
                                   -------------------      -------------------
                                                   (IN MILLIONS)
REVENUE
  CLEC services..............            $ 10.1                   $  9.9
  Data and Internet services.               6.2                      9.6
  Long distance services.....               2.7                      3.5
  Mobile services............               4.6                      4.4
  Eliminations...............              (0.4)                    (0.5)
                                         ------                   ------
TOTAL REVENUE................            $ 23.2                   $ 26.9

    CLEC Services. Revenue from CLEC Services decreased by 2% to $9.9 million for the three months ended June 30, 2000 from $10.1 million for the three months ended June 30, 1999.

    The CLEC Services division of TeleRoss revenue decreased by 18% to $5.9 million for the three months ended June 30, 2000 from $7.2 million for the three months ended June 30, 1999. This decrease is mainly due to a reduction in monthly recurring revenue and decreased traffic revenue, largely as a result of pricing concessions made to its largest customer.

    The CLEC Services division of Golden Telecom BTS revenue increased by 38% to $4.0 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. The increase in revenue was mainly due to increased traffic revenue from end-users and other carriers.

    Data and Internet Services. Revenue from Data and Internet Services increased by 55% to $9.6 million for the three months ended June 30, 2000 from $6.2 million for the three months ended June 30, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The significant increase in dial-up Internet subscribers and revenue has been achieved through organic growth and the acquisitions of Glasnet, Nevalink and Commercial Information Networks (KIS).

    Long Distance Services. Revenue from Long Distance Services increased by 30% to $3.5 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. Increases in long distance traffic exceeded the decreases in tariffs and there were increases in both recurring monthly fees and equipment revenue.

    Mobile Services. Revenue from Mobile Services decreased by 4% to $4.4 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. Although there has been a significant increase, approximately 96%, in the number of active subscribers at Golden Telecom GSM, pricing competition has limited revenue growth.

EXPENSES

    The following table shows our principal expenses for the three months ended June 30, 2000 and June 30, 1999:

                                        CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                        FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                         ENDED JUNE 30, 1999      ENDED JUNE 30, 2000
                                         -------------------      -------------------
                                                         (IN MILLIONS)
COST OF REVENUE
  CLEC services.....................           $  2.9                   $  3.5
  Data and Internet services........              3.7                      5.1
  Long distance services............              2.2                      2.7
  Mobile services...................              1.1                      1.0
  Eliminations......................             (0.5)                    (0.5)
                                               ------                   ------
TOTAL COST OF REVENUE........                     9.4                     11.8
Selling, general and administrative.             10.4                     10.7
Depreciation and amortization.......              7.1                      7.7
Equity in losses of ventures........              1.6                      0.2
Interest income.....................             (0.1)                    (2.6)
Interest expense....................              0.6                      0.7
Foreign currency loss...............              0.1                      0.0
Provision for income taxes..........           $  1.7                   $  0.1

Cost of Revenue

    Our cost of revenue increased by 26% to $11.8 million for the three months ended June 30, 2000 from $9.4 million for the three months ended June 30, 1999.

    CLEC Services. Cost of revenue from CLEC Services increased to $3.5 million, or 35% of revenue, for the three months ended June 30, 2000 from $2.9 million, or 29% of revenue, for the three months ended June 30, 1999.

    The CLEC Services division of TeleRoss' cost of revenue increased to $1.7 million, or 29% of revenue, for the three months ended June 30, 2000 from $1.6 million, or 22% of revenue, for the three months ended June 30, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue was $1.8 million, or 45% of revenue, for the three months ended June 30, 2000 and was $1.3 million, or 45% of revenue, for the three months ended June 30, 1999. Cost of revenue as a percentage of revenue remained the same because the reduction in tariffs in response to competitive pressures matched the decrease in settlement costs paid to other operators.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased to $5.1 million, or 53% of revenue, for the three months ended June 30, 2000 from $3.7 million, or 60% of revenue, for the three months ended June 30, 1999. The decrease as a percentage of revenue was due to operational synergies including those achieved from the Glasnet, Nevalink and Commercial Information Networks (KIS) acquisitions.

    Long Distance Services. Cost of revenue from Long Distance Services increased to $2.7 million, or 77% of revenue, for the three months ended June 30, 2000 from $2.2 million, or 81% of revenue, for the three months ended June 30, 1999. The cost of revenue as a percentage of revenue decreased as revenue increased, fixed network provisioning costs decreased as a percentage of revenue.

    Mobile Services. Cost of revenue from Mobile Services decreased to $1.0 million, or 23% of revenue, for the three months ended June 30, 2000 from $1.1 million, or 24% of revenue, for the three months ended June 30, 1999. The cost of revenue decreased in line with the decrease in revenue.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 3% to $10.7 million, or 40% of revenue, for the three months ended June 30, 2000 from $10.4 million, or 45% of revenue, for the three months ended June 30, 1999. The increase is partly due to the increase in revenue related taxes, which increase as revenue has increased.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 8% to $7.7 million for the three months ended June 30, 2000 from $7.1 million for the three months ended June 30, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The losses after interest and tax charges from our investments in non-consolidated ventures were $0.2 million for the three months ended June 30, 2000, and $1.6 million for the three months ended June 30, 1999. We recognized earnings at Sovintel of $1.2 million for the three months ended June 30, 2000, which partially offset our recognized losses at other ventures. In the three months ended June 30, 1999, our recognized earnings at Sovintel were $0.2 million. There were significant losses at our non-consolidated ventures in the three months ended June 30, 1999 due to the effects of the August 1998 Russian financial crisis. The losses attributable to the abandoned ventures for the three months ended June 30, 1999 were $0.9 million.

Interest Income

     Our interest income was $2.6 million for the three months ended June 30, 2000 up from $0.1 million for the three months ended June 30, 1999. The increase in interest income reflects the interest received on the balance of the cash from our IPO.

Interest Expense

     Our interest expense was $0.7 million for the three months ended June 30, 2000 up from $0.6 million for the three months ended June 30, 1999. The increase is due to reductions in operating company debt which have been more than offset by the increase in interest expense attributable to debt owed to GTS and Lucent Technologies.

Foreign Currency Loss

    Our foreign currency loss was negligible for the three months ended June 30, 2000, compared to a $0.1 million loss for the three months ended June 30, 1999. The low level of loss in each period reflects the level of stability of the ruble in the periods covered.

Provision for Income Taxes

    We had a provision for income taxes of $0.1 million for the three months ended June 30, 2000 compared to $1.7 million for three months ended June 30, 1999. The decrease was due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The earnings of TCM are now offset against losses in the other operating divisions with the merged TeleRoss.



NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

    We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue increased by 3% to $23.1 million for the three months ended June 30, 2000 from $22.5 million, for the three months ended June 30, 1999. Increases in traffic volumes offset reductions in tariffs.

Cost of Revenue

    Sovintel's cost of revenue decreased to $12.3 million for the three months ended June 30, 2000 from $12.7 million for the three months ended June 30, 1999. The decrease to 53% from 56% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles which has devalued from the end of June 1999 to the end of June 2000.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses and non-income taxes increased by 2% to $4.2 million, or 18% of revenue, for the three months ended June 30, 2000 from $4.1 million, or 18% of revenue for the three months ended June 30, 1999. The slight increase was mainly due to an increase in revenue related taxes which increased in line with the increase in revenue .


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

REVENUE

    Our revenue increased to $51.2 million for the six months ended June 30, 2000 from $47.4 million for the six months ended June 30, 1999. The breakdown of revenue by business group was as follows:



                                  CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                   FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                   ENDED JUNE 30, 1999      ENDED JUNE 30, 2000
                                   -------------------      -------------------
                                                   (IN MILLIONS)
REVENUE
  CLEC services..............            $ 21.8                   $ 19.4
  Data and Internet services.              12.5                     17.7
  Long distance services.....               5.6                      6.3
  Mobile services............               8.6                      8.6
  Eliminations...............              (1.1)                    (0.8)
                                         ------                   ------
TOTAL REVENUE................            $ 47.4                   $ 51.2

    CLEC Services. Revenue from CLEC Services decreased by 11% to $19.4 million for the six months ended June 30, 2000 from $21.8 million for the six months ended June 30, 1999.

    The CLEC Services division of TeleRoss revenue decreased by 22% to $12.1 million for the six months ended June 30, 2000 from $15.5 million for the six months ended June 30, 1999. This is mainly due to a reduction in monthly recurring revenue and decreased traffic revenue, largely as a result of pricing concessions made to its largest customer.

    The CLEC Services division of Golden Telecom BTS revenue increased by 16% to $7.3 million for the six months ended June 30, 2000 from $6.3 million for the six months ended June 30, 1999. The increase in revenue was due to an increase in monthly recurring revenue and increases in traffic revenue from end-user customers and carriers.

    Data and Internet Services. Revenue from Data and Internet Services increased by 42% to $17.7 million for the six months ended June 30, 2000 from $12.5 million for the six months ended June 30, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The increase in dial-up Internet subscribers has been achieved through organic growth and the acquisition of Glasnet, Nevalink and Commercial Information Networks (KIS).

    Long Distance Services. Revenue from Long Distance Services increased by 13% to $6.3 million for the six months ended June 30, 2000 from $5.6 million for the six months ended June 30, 1999. Increases in long distance traffic exceeded the decreases in tariffs and there were increases in both recurring monthly fees and equipment revenue.

    Mobile Services. Revenue from Mobile Services remained level at $8.6 million for the six months ended June 30, 2000 and for the six months ended June 30, 1999. Although there has been a significant increase, approximately 96%, in the number of active subscribers at Golden Telecom GSM, pricing competition has limited revenue growth.


EXPENSES

    The following table shows our principal expenses for the six months ended June 30, 2000 and June 30, 1999:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                              FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                              ENDED JUNE 30, 1999      ENDED JUNE 30, 2000
                                              -------------------      -------------------
                                                              (IN MILLIONS)
   COST OF REVENUE
     CLEC services.....................             $  6.3                   $  6.6
     Data and Internet services........                7.4                      9.1
     Long distance services............                3.9                      5.1
     Mobile services...................                2.1                      2.1
     Eliminations......................               (1.0)                    (0.8)
                                                    ------                   ------
   TOTAL COST OF REVENUE........                      18.7                     22.1
   Selling, general and administrative.               19.1                     21.0
   Depreciation and amortization.......               13.9                     14.9
   Equity in losses of ventures........                5.2                      1.1
   Interest income.....................               (0.9)                    (4.9)
   Interest expense....................                1.2                      1.4
   Foreign currency loss...............                0.9                      0.4
   Other non-operating expense.........                0.0                      0.1
   Provision for income taxes..........             $  4.3                   $  0.1

Cost of Revenue

    Our cost of revenue increased to $22.1 million for the six months ended June 30, 2000 from $18.7 million for the six months ended June 30, 1999.

    CLEC Services. Cost of revenue from CLEC Services increased to $6.6 million, or 34% of revenue, for the six months ended June 30, 2000 from $6.3 million, or 29% of revenue, for the six months ended June 30, 1999.

    The CLEC Services division of TeleRoss' cost of revenue decreased to $3.3 million, or 27% of revenue, for the six months ended June 30, 2000 from $3.5 million, or 23% of revenue, for the six months ended June 30, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased to $3.3 million, or 45% of revenue, for the six months ended June 30, 2000 and was $2.8 million, or 44% of revenue, for the six months ended June 30, 1999. Cost of revenue as a percentage of revenue remained broadly the same because the reduction in tariffs in response to competitive pressures matched the decrease in settlement costs paid to other operators.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased to $9.1 million, or 51% of revenue, for the six months ended June 30, 2000 from $7.4 million, or 59% of revenue, for the six months ended June 30, 1999. The decrease as a percentage of revenue was due to the operational synergies achieved from the Glasnet, Nevalink and KIS acquisitions, together with other operating efficiencies.

    Long Distance Services. Cost of revenue from Long Distance Services increased to $5.1 million, or 81% of revenue, for the six months ended June 30, 2000 from $3.9 million, or 70% of revenue, for the six months ended June 30, 1999. The cost of revenue as a percentage of revenue increased as settlement rates paid to the other carriers did not reduce as quickly as our long-distance tariffs.

    Mobile Services. Cost of revenue from Mobile Services remained at $2.1 million, or 24% of revenue, for the six months ended June 30, 2000 and for the six months ended June 30, 1999.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 10% to $21.0 million, or 41% of revenue, for the six months ended June 30, 2000 from $19.1 million, or 40% of revenue, for the six months ended June 30, 1999. The increase is mainly due to a one-time adjustment in non-profits taxes recorded in the first quarter of 1999.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 7% to $14.9 million for the six months ended June 30, 2000 from $13.9 million for the six months ended June 30, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The losses after interest and tax charges from our investments in non-consolidated ventures were $1.1 million for the six months ended June 30, 2000, and $5.2 million for the six months ended June 30, 1999. We recognized earnings at Sovintel of $2.2 million for the six months ended June 30, 2000, which partially offset our recognized losses at other ventures. In the six months ended June 30, 1999, our recognized earnings at Sovintel were $0.7 million. There were significant losses at our non-consolidated ventures in the six months ended June 30, 1999 due to the effects of the August 1998 Russian financial crisis. The losses attributable to the abandoned ventures for the six months ended June 30, 1999 were $1.7 million.

Interest Income

     Our interest income was $4.9 million for the six months ended June 30, 2000 up from $0.9 million for the six months ended June 30, 1999. The increase in interest income reflects the interest received on the balance of the cash from our IPO.

Interest Expense

     Our interest expense was $1.4 million for the six months ended June 30, 2000 up from $1.2 million for the six months ended June 30, 1999. The increase is due to reductions in operating company debt which have been more than offset by the increase in interest expense attributable to debt owed to GTS and Lucent Technologies.

Foreign Currency Loss

    Our foreign currency loss was $0.4 million for the six months ended June 30, 2000, compared to a $0.9 million loss for the six months ended June 30, 1999. This decreased loss reflects the relative stability of the ruble exchange rate.

Other Non-operating Expense

     Our other non-operating expense was $0.1 million for the six months ended June 30, 2000 due to losses on certain fixed assets disposals by our operating companies. No other non-operating expense was recorded in the six months ended June 30, 1999.

Provision for Income Taxes

    We had a provision for income taxes of $0.1 million for the six months ended June 30, 2000, compared to $4.3 million for six months ended June 30, 1999. The decrease was due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The earnings of TCM are now offset against losses in the other operating divisions with the merged TeleRoss.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

    We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue increased by 1% to $45.3 million for the six months ended June 30, 2000 from $45.0 million, for the six months ended June 30, 1999. Increases in traffic volumes offset reductions in tariffs.

Cost of Revenue

    Sovintel's cost of revenue decreased to $24.0 million for the six months ended June 30, 2000 from $26.2 million for the six months ended June 30, 1999. The decrease to 53% from 58% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles which has devalued from the end of June 1999 to the end of June 2000.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses and non-income taxes decreased by 1% to $8.2 million, or 18% of revenue, for the six months ended June 30, 2000 from $8.3 million, or 18% of revenue for the six months ended June 30, 1999. The decrease was largely due to lower employee related expenses partially offset by increases in other taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents were $154.1 million and $162.7 million as of June 30, 2000 and December 31, 1999, respectively. Our restricted cash was $14.8 million and $20.3 million as of June 30, 2000 and December 31, 1999, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the six months ended June 30, 2000, we had net cash inflows of $10.4 million from our operating activities. During the six months ended June 30, 1999, we had cash outflows of $3.3 million from our operating activities. This increase in net cash inflows from operating activities at June 30, 2000 is largely due to the reduction in net loss. We used cash of $(15.1) million and $(6.9) million for investing activities, which were principally attributable to building our telecommunications networks and acquisitions, for the six months ended June 30, 2000 and 1999, respectively.

    We had working capital of $128.5 million as of June 30, 2000 and $132.5 million as of December 31, 1999. At June 30, 2000, we had total debt of approximately $24.1 million, of which $4.7 million were current maturities. At December 31, 1999, we had total debt of approximately $28.0 million, of which $4.1 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At June 30, 2000 and December 31, 1999, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

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

    Certain of our operating companies have received direct debt financing through loans from affiliated companies. In addition, since September 1997, certain of our operating companies have borrowed funds under a $30.0 million back-to-back, three-year, revolving credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian-registered ventures. We are in the process of refinancing this facility with the same bank. The structure of the new facility will be substantially the same as the current, but with a maximum repayment term of seven years. Six of our mobile ventures have already entered into the new facility and the remaining subsidiaries will complete the refinancing during the third quarter. The funding level as of June 30, 2000 totaled $13.8 million, of which $4.0 million was funded to our consolidated subsidiaries, $7.8 million was funded to our affiliates and $2.0 million assumed from our non-consolidated abandoned cellular properties.

     In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. A prepayment was made to the lessor in April 2000. The prepayment has been offset against the lease obligation in the financial statements of the Company.

    We expect our current sources of funding, including the net proceeds from our IPO and the related investments, to finance our capital requirements for the next 12 to 18 months, except in the cases where we make especially large or numerous acquisitions. Any large acquisitions may require us to raise additional funds through a dilutive equity issuance. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

     In July 2000, the Company committed to the following acquisitions which will require approximately $30 million in cash. The Company entered into an agreement to acquire the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language portal for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian news agencies and publications. InfoArt's unique user format and topical issues such as business, technology, health and sports have made it one of the top Russian Web sites in terms of unique users. InfoArt's Web Sites include Stars.ru, a Web catalogue listing with over 27,000 sites, and 1000Stars.ru, a popular rating index.

    In July 2000, the Company entered into an agreement to acquire 60 percent of OJSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and an issuance of the Company's common stock in an amount valued at $1.4 million. Nursat provides dedicated and dial-up Internet access, web-site design and support, e-commerce solutions and online banking services. Nursat has the only private nationwide digital network in Kazakhstan with satellite coverage of 23 cities, enabling it to provide services such as integrated voice and data corporate networks, private lines and VSAT-based services. For the first quarter of 2000, Nursat's Internet business featured more than six thousand individual Internet subscribers and approximately 200 corporate voice customers. Nursat reported revenues for 1999 totaling $7.9 million.

    In July 2000, the Company entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and an issuance of the Company's common stock in an amount valued at $12.5 million. The Agama family of Russian Web properties include Aport, Atrus ("@Rus") and Omen. Aport is a top-rated bilingual Russian search engine. @Rus is a leading online directory and network of eVortals listing over 35,000 Web sites in both Russian and English. Omen is among the most popular Russian entertainment portals for younger audiences.

    We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements, and the value of our shares of common stock may decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2000, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of March 31, 2000. Each of the Company's nine nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2001. Three additional proposals were submitted to shareholder for approval and were approved. The votes cast on each such proposal were as follows:

    (1) Approval of an amendment to the Company's Certificate of Incorporation for the increase in the Company's authorized Common Stock from 50 million to 100 million shares and to authorize 10 million shares of preferred stock - FOR 20,813,068 shares; AGAINST 374,250 shares; ABSTAIN 600 shares

    (2) Approval of the Company's Equity Participation Plan - FOR 20,986,468 shares; AGAINST 200,850; ABSTAIN 600 shares

    (3) Ratification of selection of Ernst & Young (CIS) Limited as the Company's independent auditors for 2000 - FOR 22,377,686 shares; AGAINST 50 shares; ABSTAIN 420 shares

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits
                               DESIGNATION           DESCRIPTION
                               -----------           -----------

                                   27          Financial Data Schedule




b) Reports on Form 8-K

    No such reports were filed in the second quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOLDEN TELECOM, INC.
                            (Registrant)

                            By:/s/ DAVID J. WISHER
                               ----------------------------------
                            Name:  David J. Wisher
                            Title: Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


Date:  August 3, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  27                          Financial Data Schedule