Form 10-Q
period 2000-09-30
GOLDEN TELECOM INC
filed 2000-11-14
CIK 1089874

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At November 14, 2000 there were 24,080,125 outstanding shares of common stock of the registrant.


===============================================================================

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.         FINANCIAL INFORMATION

Item 1(a)       Financial Statements of Golden Telecom, Inc. (unaudited).................    3

                Consolidated Balance Sheets as of December 31, 1999 and September 30,
                2000.....................................................................    3

                Consolidated Statements of Operations for the Three and Nine Months
                Ended September 30, 1999 and 2000........................................    4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 1999 and 2000..............................................    5

                Notes to Consolidated Financial Statements...............................    6

Item 1(b)       Financial Statements of EDN Sovintel LLC (unaudited).....................   14

                Balance Sheets as of December 31, 1999 and September 30, 2000............   14

                Statements of Income and Members' Equity for the Three and Nine Months
                Ended September 30, 1999 and 2000........................................   15

                Statements of Cash Flows for the Nine Months Ended September 30, 1999
                and 2000.................................................................   16

                Notes to Financial  Statements...........................................   17

Item 2          Management's Discussion and Analysis of Financial Condition and Results
                of Operations *..........................................................   18

PART II.        OTHER INFORMATION

Item 3          Quantitative and Qualitative Disclosure about Market Risk................   30

Item 4          Submission of Matters to a Vote of Security Holders......................   32

Item 6          Exhibits and Reports on Form 8-K ........................................   32

Signatures   ..........................................................................     33


* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a).  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                    1999            2000
                                                                    ----            ----
                                                                  (AUDITED)     (UNAUDITED)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................    $ 162,722      $ 132,129
  Accounts receivable, net.................................       10,961         16,422
  Prepaid expenses.........................................        2,666          5,209
  Other assets.............................................        5,252          6,712
                                                               ---------      ---------

TOTAL CURRENT ASSETS.......................................      181,601        160,472

Property and equipment, net of accumulated depreciation of
  $29,289 and $39,197 at December 31, 1999 and
  September 30, 2000, respectively.........................       62,176         80,107
Investments in and advances to ventures....................       45,196         42,745
Goodwill and intangible assets, net of accumulated
  amortization of $33,737 and $46,663 at December 31, 1999
  and September 30, 2000, respectively.....................       53,467         46,877
Restricted cash............................................       20,264         23,728
Other non-current assets...................................        3,920         12,133
                                                               ---------      ---------

TOTAL ASSETS...............................................    $ 366,624      $ 366,062
                                                               =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses....................    $  35,022      $  37,217
  Debt maturing within one year............................        4,148          3,001
  Due to affiliates........................................        6,563          6,952
  Other current liabilities................................        3,392          4,571
                                                               ---------      ---------

TOTAL CURRENT LIABILITIES..................................       49,125         51,741

Long-term debt, less current portion.......................       17,631         20,522
Related party long-term debt...............................        6,250          6,250
Taxes and other non-current liabilities....................        2,250          2,933
                                                                ---------      ---------

TOTAL LIABILITIES..........................................       75,256         81,446

Minority interest..........................................        2,816          3,303

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value (10,000,000 shares
  authorized; none issued and outstanding at
  September 30, 2000)......................................           --             --
 Common stock,  $0.01 par value (50,000,000 and 100,000,000
  shares authorized at December 31, 1999 and
  September 30, 2000 respectively; 24,050,125 and
  24,080,125 shares issued and outstanding at December 31,
  1999 and September 30, 2000 respectively)................          241            241
 Additional paid-in capital................................      407,863        408,746
 Accumulated deficit.......................................     (119,552)      (127,674)
                                                               ----------     ----------

TOTAL SHAREHOLDERS' EQUITY.................................      288,552        281,313
                                                                ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................    $ 366,624      $ 366,062
                                                               =========      =========


   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  --------------------     ---------------------
                                                    1999        2000         1999         2000
                                                  --------    --------     --------     --------
REVENUE:
  Telecommunication services................      $ 22,042    $ 26,792     $ 63,825     $ 73,460
  Revenue from affiliates...................         3,069       2,589        8,641        7,102
                                                  --------    --------     --------     --------

TOTAL REVENUE...............................        25,111      29,381       72,466       80,562

OPERATING COSTS AND EXPENSES:
  Access and network services...............        11,118      13,276       29,820       35,417
  Selling, general and administrative.......        10,928      12,017       29,998       32,978
  Depreciation and amortization.............         7,548       8,162       21,480       23,096
  Abandonment and restructuring charge......        19,813          --       19,813           --
                                                  --------  ----------   ----------   ----------

TOTAL OPERATING COSTS AND EXPENSES..........        49,407      33,455      101,111       91,491
                                                  --------    --------     --------     --------

LOSS FROM OPERATIONS........................       (24,296)     (4,074)     (28,645)     (10,929)

OTHER INCOME (EXPENSE):
  Equity in income (losses) of ventures.....           265          99       (4,909)        (984)
  Interest income...........................           769       2,524        1,688        7,448
  Interest expense..........................          (494)     (1,002)      (1,696)      (2,453)
  Foreign currency gains (losses)...........          (694)        392       (1,542)         (31)
  Minority interest.........................          (305)       (243)      (1,330)        (397)
  Other non-operating expense...............            --          --           --         (148)
                                                  --------    --------     --------     ---------

TOTAL OTHER INCOME (EXPENSE)................          (459)      1,770       (7,789)       3,435
                                                  ---------   --------     ---------    --------

Net loss before income taxes................       (24,755)     (2,304)     (36,434)      (7,494)
Income taxes................................         1,669         573        5,960          628
                                                  --------    --------     --------     --------

NET LOSS....................................      $(26,424)   $ (2,877)    $(42,394)    $ (8,122)
                                                  ========    ========     ========     ========

Net loss per share..........................      $  (2.44)   $  (0.12)    $  (3.97)    $  (0.34)
                                                  ========    ========     ========     ========

Weighted average common shares outstanding..        10,848      24,080       10,683       24,073
                                                  ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    1999            2000
                                                                 ----------      ---------
OPERATING ACTIVITIES
  Net loss...................................................    $ (42,394)      $  (8,122)
Adjustments to Reconcile Net Loss to Net Cash (Used in)
Provided by Operating Activities:
  Depreciation...............................................        8,880          10,922
  Amortization...............................................       12,600          12,174
  Equity in losses of ventures, net of dividends received....        4,909             984
  Minority interest..........................................        1,330             397
  Foreign currency (gains) losses............................        1,542             (31)
  Abandonment and restructuring charge.......................       19,813              --
  Other......................................................        1,329           1,236
  Changes in assets and liabilities:
     Accounts receivable.....................................          286          (5,551)
     Accounts payable and accrued expenses...................       (2,474)          6,740
     Other changes in assets and liabilities.................         (769)         (2,636)
                                                                 ----------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES....................        5,052          16,113

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets..      (12,564)        (31,926)
  Acquisitions, net of cash acquired.........................       (6,397)         (4,174)
  Restricted cash............................................        1,558          (5,895)
  Convertible loan to MCT Corp...............................           --          (9,000)
  Other investing............................................         (523)          2,399
                                                                 ----------      ---------

NET CASH USED IN INVESTING ACTIVITIES........................      (17,926)        (48,596)

FINANCING ACTIVITIES
  Proceeds from debt.........................................        2,029          22,250
  Repayments of debt.........................................       (6,618)        (20,342)
  Proceeds from issuance of common stock.....................          122              --
  Net proceeds from shareholder..............................       14,928              32
                                                                 ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES....................       10,461           1,940

Effect of exchange rate changes on cash and cash equivalents.         (579)            (50)
                                                                 ---------       ----------
Net decrease in cash and cash equivalents....................       (2,992)        (30,593)
Cash and cash equivalents at beginning of period.............       14,164         162,722
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................    $  11,172       $ 132,129
                                                                 =========       =========



   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

         Golden Telecom, Inc. ("Golden Telecom" or the "Company") is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and cellular networks and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial pubic offering ("IPO") which closed on October 5, 1999.

     The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and GTS remains the majority shareholder in the Company. As the CIS Entities are under common control, the accompanying 1999 financial statements give effect to the reorganization as if it were a pooling of interests and the financial statements have been presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three and nine months ended September 30, 1999 and 2000, comprehensive income for the Company is equal to net income.

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

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial and Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new statement will have a significant effect on its results of operations or financial position.

3. SHAREHOLDERS' EQUITY

COMMON STOCK

     On July 17, 2000, the Company filed with the SEC a Registration Statement on Form S-8 to register 4,023,551 Common Shares that are available under the 1999 Equity Participation Plan of Golden Telecom, Inc.


4. OTHER TRANSACTIONS

ACQUISITIONS

     In July 2000, the Company entered into an agreement to acquire the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language portal for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian news agencies and publications. InfoArt's unique user format and coverage of topical issues such as business, technology, health and sports have made them one of the top Russian web sites in terms of unique users. InfoArt's web sites include Stars.ru, a Web catalogue listing with over 27,000 sites, and 1000Stars.ru, a popular rating index. This investment transaction closed in October 2000.

     In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired the remaining 25 percent of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, for cash consideration of $0.2 million.


PENDING ACQUISITIONS

     In July 2000, the Company entered into an agreement to acquire 60 percent of JSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and the issuance of 41,922 shares in the Company's common stock. The Company's proposed acquisition of JSC Nursat has been challenged by the Kazakhstan government. The Company is pursuing various options relating to the acquisition of an ownership interest in JSC Nursat and is continuing its discussions with Kazakh state officials.

     In July 2000, the Company entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and the issuance of 399,872 shares in the Company's common stock. The Agama family of Russian Web properties include Aport, Atrus ("@Rus") and Omen. This transaction is expected to close in the fourth quarter of 2000.

     In September 2000, the Company entered into an agreement to acquire 18 percent of MCT Corp. ("MCT") in exchange for the Company's 100 percent ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns the Company's Russian mobile operations. Initially, the Company will acquire 24 percent of the outstanding common stock of MCT and the Company expects to be later diluted to 18 percent as a result of MCT's currently contemplated equity offering. The Company expects to close this transaction in the fourth quarter of 2000, subject to regulatory approvals and completion of due diligence.

ABANDONMENT AND RESTRUCTURING CHARGE

     In September 2000, the Company entered into an agreement to acquire an interest in MCT in exchange for all of the Company's Russian mobile operations, including the Company's abandoned mobile ventures. The Company is targeting to complete this transaction in the fourth quarter of 2000. This transaction, when consummated, will effectively complete a major component of the Company's formal plan of restructuring its Russian mobile operations as approved in the third quarter of 1999.

     In September 1999, the Board of Directors of GTS approved a formal plan of restructuring that resulted in the Company abandoning certain mobile business operations in Russia. As part of this plan of restructuring, the Company had been seeking disposition of its ownership interests in these operations and did not intend to provide any additional financial assistance to such businesses, other than debts assumed. This remains the Company's position pending the closure of the MCT transaction.

     In reaching its abandonment decision the Company determined that the financial, operational and management support required for the abandoned ventures did not meet its strategic plan; however, the Company would continue to support the remaining Russian mobile businesses. In connection with this decision, a charge to earnings in the third quarter of 1999 of $18.5 million was incurred as a result of the plan of abandonment, of which approximately $8.3 million was recorded as a liability. This charge was calculated based on the write-down of the carrying value of these business operations to their estimated realizable value. The charge was based upon the financial statements as of August 31, 1999 and the results of the abandoned ventures were no longer included in the Company's results after September 1, 1999. Additionally, in the third quarter of 1999 the Company recorded a restructuring charge and a liability of $1.3 million relating to the cancellation of certain network capacity. As of September 30, 2000 and December 31, 1999, the Company had $4.5 million and $9.6 million, respectively, for the accrual of costs not yet incurred.

5. CONTINGENCIES

TAX MATTERS


     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. The interpretation and application of the taxation and related accounting regimes by authorities in the markets where we operate is inconsistent and often unpredictable. Accordingly, the Company's actual tax liabilities, including income taxes and value added taxes, may be in excess of the estimated amount expensed to date and accrued at September 30, 2000. The Company's management believes that the ultimate resolution of any tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of any unfavorable resolution of any contingent tax liabilities, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. Previously, the Company reported three segments, but commencing from the beginning of 2000, the Company has operationally and financially separated its Data and Internet business from the Long Distance business. This separation is in line with the Company's strategy to develop the Data and Internet segment of its business. The four segments are: Competitive Local Exchange Carrier
(CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS, Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of cellular networks in Russia and Ukraine. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the three and nine-month periods ended September 30, 1999 and 2000. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                                    DATA &                                     TOTAL OF                   EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   BUSINESS  CONSOLIDATED     METHOD      AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   SEGMENT     RESULTS      VENTURES    ADJUSTMENTS
                           ----    --------  --------  --------  ------------               -------      --------    -----------
                                                                (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenue...............    $32,826   $6,725    $3,094    $9,322     $(3,134)     $48,833     $25,111      $(29,185)      $5,463
Operating income
 (loss)...............     10,886   (1,036)   (3,093)     (702)    (25,004)     (18,949)    (24,296)       (5,776)         429
Identifiable assets...    123,040   18,665    26,742    78,083      96,637      343,167     225,949      (117,218)          --
Capital expenditures..      3,729      620       451       511           2        5,313       3,044        (2,269)          --


                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                                    DATA &                                     TOTAL OF                   EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   BUSINESS  CONSOLIDATED     METHOD      AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   SEGMENT     RESULTS      VENTURES    ADJUSTMENTS
                           ----    --------  --------  --------  ------------               -------      --------    -----------
                                                                (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenue..............     $30,112  $10,205    $4,320    $9,427     $(1,755)     $52,309     $29,381      $(29,011)      $6,083
Operating income
 (loss)..............       9,349     (139)   (1,404)     (745)     (7,192)        (131)     (4,074)       (4,636)         693
Identifiable assets..     123,710   41,450    25,553    54,536     237,508      482,757     366,980      (115,777)          --
Capital expenditures.       4,340    7,573       607     3,842         373       16,735      14,123        (2,612)          --



                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                                    DATA &                                     TOTAL OF                   EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   BUSINESS  CONSOLIDATED     METHOD      AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   SEGMENT     RESULTS      VENTURES    ADJUSTMENTS
                           ----    --------  --------  --------  ------------               -------      --------    -----------
                                                                (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue..............     $95,787  $19,316    $9,085    $26,690    $(7,983)     $142,895    $72,466      $(84,535)      $14,106
Operating income
 (loss)..............      28,370   (1,019)   (6,311)    (6,096)   (34,332)      (19,388)   (28,645)       (9,403)          146
Identifiable assets..     123,040   18,665    26,742     78,083     96,637       343,167    225,949      (117,218)           --
Capital expenditures.      10,013    2,767     2,114      7,583        614        23,091     13,379        (9,712)           --


                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                                    DATA &                                     TOTAL OF                   EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   BUSINESS  CONSOLIDATED     METHOD      AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   SEGMENT     RESULTS      VENTURES    ADJUSTMENTS
                           ----    --------  --------  --------  ------------               -------      --------    -----------
                                                                (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue..............     $90,667  $27,912    $10,846   $26,003    $(4,632)     $150,796    $80,562      $(84,447)      $14,213
Operating income
 (loss)..............      26,855     (182)    (3,981)   (2,743)   (20,114)         (165)   (10,929)      (11,712)          948
Identifiable assets..     123,710   41,450     25,553    54,536    237,508       482,757    366,980      (115,777)           --
Capital expenditures.      13,363   15,463      2,459     8,838        558        40,681     31,926        (8,755)           --

GEOGRAPHIC DATA

     The following tables present financial information segmented by the Company's geographic regions for the three and nine month periods ended September 30, 1999 and 2000.


                                                               CORPORATE & CONSOLIDATED
                                           RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                         ---------  --------  ------------ ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
  Revenue.........................       $  17,092  $  8,041  $      (22)   $  25,111
  Long-lived assets...............         125,768    36,348       3,890      166,006


                                                               CORPORATE & CONSOLIDATED
                                           RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                         ---------  --------  ------------ ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue.........................       $  19,294  $  9,903  $      184    $  29,381
  Long-lived assets...............         129,908    40,249       1,253      171,410


                                                               CORPORATE & CONSOLIDATED
                                           RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                         ---------  --------  ------------ ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
  Revenue.........................       $  49,986  $ 22,571  $      (91)   $  72,466
  Long-lived assets...............         125,768    36,348       3,890      166,006


                                                               CORPORATE & CONSOLIDATED
                                           RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                         ---------  --------  ------------ ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue.........................       $  54,111  $ 26,441  $       10    $  80,562
  Long-lived assets...............         129,908    40,249       1,253      171,410


7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

     The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC, as of September 30, 1999 and 2000.

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                --------------------     ---------------------
                                                  1999        2000         1999         2000
                                                --------    --------     --------     --------
                                                               (IN THOUSANDS)
Revenues..................................      $ 23,530    $ 22,929     $ 68,511     $ 68,215
Gross Margin..............................        11,197      11,457       29,945       32,727
Income from operations....................         5,148       5,249       11,734       14,219
Net income................................         2,992       2,761        4,453        7,201

8. DEBT AND CAPITAL LEASE

     Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000.

     In the first quarter of 2000, the Company entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has a term of ten years with an option to renew for an additional five years. Prepayments were made to the lessor in April 2000 and August 2000. These prepayments have been offset in the balance sheet against the capital lease obligation.

9. CONVERTIBLE LOAN

     The Company issued a $9.0 million convertible loan to MCT in connection with the agreement to initially purchase 24 percent of MCT with expected dilution to 18 percent as a result of MCT's currently contemplated equity offering. This convertible loan has a term of 13 months and a fixed interest rate of 13 percent per annum.

     The loan amount, together with all accrued and unpaid interest shall be convertible into fully paid and non-assessable shares of MCT at the option of GTI. The conversion price shall be equal to 115% of the last price at which shares of MCT were purchased by a third party in an arm's length offering. In the event MCT defaults on the payment of principal or interest, GTI can convert the loan together with all accrued and unpaid interest at a conversion price equal to $6.00 per fully paid and non-assessable share of MCT.

     This loan is collateralized by a debt instrument issued by an affiliate of MCT and assigned to MCT and further assigned to the Company, pledged shares from one of MCT's subsidiaries, and shares in Vostok Mobile B.V. subsequent to Vostok Mobile, B.V.'s acquisition by MCT.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company; the 1999 amounts principally relate to the abandonment and restructuring charge described in Note 4 and the timing of the completion of the Company's initial public offering.

                                                     NINE MONTHS ENDED
                                                  ----------------------
                                                        SEPTEMBER 30,
                                                      1999          2000
                                                  -----------   --------
                                                       (IN THOUSANDS)
Issuance of common stock to affiliate of ING
     Barings................................        $     --      $    360
Business acquisitions.......................              --           319
Issuance of warrants........................           1,500            --
Acquisition of shares of GTS Ukrainian
     TeleSystems, LLC.......................           5,056            --
Issuance of notes and assumption of debt
     related to certain cellular ventures...           7,047            --
Issuance of notes and assumption of debt
     related to abandoned ventures..........           9,075            --
Write-off certain equity investments,
     goodwill and fixed assets related to
     abandonment............................           6,274            --
Other liabilities assumed related to
     abandonment and restructuring..........           4,488            --
Issuance of common stock....................         135,800            --

11. SUBSEQUENT EVENTS

     Golden Telecom (Ukraine) entered, into a 4 year supplier loan agreement with Siemens AG ("Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. The agreement carries interest at a rate equal to the six month United States Dollar LIBOR plus 4.9%. The Seimens Loan Agreement became effective with the execution of a payment guarantee by Golden Telecom, Inc. in October 2000.

ITEM 1(a).  UNAUDITED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                  ------------   -------------
                                                                       1999            2000
                                                                  ------------   -------------
                             ASSETS                                 (AUDITED)     (UNAUDITED)
CURRENT ASSETS
  Cash .....................................................       $  2,644        $  7,070
  Accounts receivable, net of allowance for doubtful
     accounts of $3,364 and $3,771 at December 31, 1999
     and September 30, 2000.................................         16,868          16,666
  Due from affiliated companies.............................            645             625
  Inventories...............................................          1,095           1,131
  VAT receivable, net.......................................          2,547           1,677
  Prepaid expenses and other current assets.................          1,764           3,242
                                                                   --------        --------

TOTAL CURRENT ASSETS........................................         25,563          30,411

Property and equipment, net of accumulated depreciation of
$27,561 and $33,386 at December 31, 1999 and September 30,
2000........................................................         50,477          51,249
Deferred expenses...........................................            675             574
Other noncurrent assets.....................................            909           1,467
                                                                   --------        --------

TOTAL ASSETS................................................       $ 77,624        $ 83,701
                                                                   ========        ========

             LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables............................................       $  8,963        $  6,591
  Accrued expenses..........................................          3,237           4,179
  Due to affiliated companies...............................          3,692           7,053
  Amount due to partner in commercial arrangement...........            929             727
  Short-term loan...........................................          3,052              --
  Deferred income taxes.....................................            686             686
  Other current liabilities.................................             --             733
                                                                   --------        --------

TOTAL CURRENT LIABILITIES...................................         20,559          19,969

  Other noncurrent liabilities..............................             --           1,467
                                                                   --------        --------

TOTAL LIABILITIES...........................................         20,559          21,436

MEMBERS' EQUITY.............................................         57,065          62,265
                                                                   --------        --------

TOTAL LIABILITIES AND MEMBERS' EQUITY.......................       $ 77,624        $ 83,701
                                                                   ========        ========


   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                    STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  --------------------     ---------------------
                                                    1999        2000         1999         2000
                                                  --------    --------     --------     --------
REVENUE:
  Telecommunication services................      $ 23,530    $ 22,929     $ 68,511     $ 68,215

OPERATING COSTS AND EXPENSES:
  Service costs.............................        12,333      11,472       38,566       35,488
  Selling, general and administrative.......         4,109       4,120       12,426       12,362
  Depreciation and amortization.............         1,940       2,088        5,785        6,146
                                                  --------    --------     --------     --------

TOTAL OPERATING COSTS AND EXPENSES..........        18,382      17,680       56,777       53,996
                                                  --------    --------     --------     --------

INCOME FROM OPERATIONS......................         5,148       5,249       11,734       14,219

OTHER INCOME (EXPENSE):
  Interest income...........................            20          23          101           82
  Interest expense..........................          (108)         (2)        (301)        (154)
  Foreign currency (losses) gains...........          (313)       (306)      (1,158)        (582)
                                                  ---------   ---------    ---------    ---------

TOTAL OTHER INCOME (EXPENSE)................          (401)       (285)      (1,368)        (654)
                                                  ---------   ---------    ---------    ---------

Income before income taxes..................         4,747       4,964       10,366       13,565
Income taxes................................         1,755       2,203        5,913        6,364
                                                  --------    --------     --------     --------

NET INCOME..................................      $  2,992    $  2,761     $  4,453     $  7,201
                                                  ========    ========     ========     ========

Dividends...................................      $     --    $     --     $     --     $ (2,001)
Members' equity, opening balance............        54,990      59,504       53,529       57,065
                                                  --------    --------     --------     --------

Members' equity, closing balance ...........      $ 57,982    $ 62,265     $ 57,982     $ 62,265
                                                  ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                            1999            2000
                                                         ---------       ---------
OPERATING ACTIVITIES
Net income...........................................    $   4,453       $   7,201
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization......................        5,785           6,146
  Provision for doubtful accounts....................        1,289             408
  Foreign exchange loss..............................        1,158             582
Changes in operating assets and liabilities:
  Accounts receivable................................       (2,846)           (680)
  Inventories........................................          249             (36)
  VAT receivable, net................................        5,140             616
  Prepaid expenses and other assets..................        1,872          (2,008)
  Trade payables.....................................         (524)         (2,347)
  Accrued liabilities and other payables.............         (656)          3,261
  Taxes accrued or payable...........................       (1,373)            825
  (Increase) Decrease in amounts due to affiliated
  companies, net.....................................      (10,568)          1,640
                                                         ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES............        3,979          15,608

INVESTING ACTIVITIES Purchases of property and
 equipment...........................................       (5,505)         (6,817)
                                                         ---------       ---------

FINANCING ACTIVITIES
  Proceeds from debt.................................          500              --
  Repayment of debt..................................           --          (3,255)
  Payment of dividends...............................           --          (1,000)
                                                         ---------       ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES..          500          (4,255)

Effect of exchange rate changes on cash   ...........         (927)           (110)
                                                         ---------       ----------
Net (decrease) increase in cash......................       (1,953)          4,426
Cash at beginning of period..........................        5,116           2,644
                                                         ---------       ---------

CASH AT END OF PERIOD................................    $   3,163       $   7,070
                                                         =========       =========

    The accompanying notes are an integral part of these inancial statements.

                                EDN SOVINTEL LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

     EDN Sovintel LLC (the "Company") is a joint venture between Sovinet, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") and Open Joint Stock Company "Rostelecom". EDN Sovintel was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three and nine months ended September 30, 1999 and 2000, comprehensive income for the Company is equal to net income.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new statement will have a significant effect on its results of operations or financial position.

3. CONTINGENCIES

TAX MATTERS

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2000. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2000 and 1999. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) projected traffic volume; (ii) future revenues and costs; (iii) changes in the Company's competitive environment; (iv) the performance of future consolidated and equity method investments; (v) the political and financial situation in the markets in which we operate; and (vi) the expected closing schedules for our business development projects, especially for Agama, Nursat and the MCT Corp. ("MCT") transactions contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission and especially in the Risk Factor sections therein, including, but not limited to, the Company's prospectus dated June 30, 2000 included in the Registration Statement No. 333-39260 on Form S-1, the Company's reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, and the Company's report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications services and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into two business divisions, Business Services and Mobile Services. Our Business Services Division comprises: CLEC Services, using local access overlay networks in Moscow, Kiev and St. Petersburg; Data and Internet Services, using a fiber optic and satellite-based network with more than 100 points of presence in Russia and the CIS; and Long Distance Services using a fiber optic and satellite-based network. Our Mobile Services Division operates cellular networks in Kiev, Vladivostok and six other cities throughout Russia. Global TeleSystems, Inc. ("GTS") owns approximately 63% of our outstanding shares.

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

     We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators has intensified in the last several quarters, resulting in declining prices, which has also adversely affected our revenues. We are also experiencing significant price pressure on our recurring revenue, applied particularly by Moscow cellular operators, which include some of our largest customers. Additionally, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become lower than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we have been forced to lower our tariffs, which has resulted in reduced revenues and declining margins.

     In recent months, although we have seen what appears to be a slight recovery in the Russian market, downward price pressures persist, primarily because of competitive pressures in Russia and the global trend toward lower telecommunications tariffs. Although we experienced an increase in traffic volume over recent months, the volume increases have not kept pace with the reduction in prices. Our volume increases are now starting to exceed the reduction in tariffs on certain types of voice traffic.

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

     In addition to the traditional voice and data service provision, we are actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal portal development. Additionally, we have actively promoted our Internet services to dial-up Internet subscribers in Moscow and are expanding this promotion in the regions of Russia and the CIS. As personal computer penetration increases in Russia and the CIS we intend to be well positioned to capture incremental subscribers and in turn revenues.

OWNERSHIP AND INITIAL PUBLIC OFFERING

     Golden Telecom, Inc., commenced trading in an Initial Public Offering ("IPO") on NASDAQ on September 30, 1999, using the ticker symbol "GLDN". The IPO closed on October 5, 1999. From our IPO, together with additional investments from strategic investors, including Global TeleSystems Group, Inc., we raised $128.0 million in net proceeds. On December 24, 1999 the Company issued privately to Capital International Global Emerging Markets Private Equity Fund, L.P. 1,250,000 of our common shares and raised an additional $15.0 million.

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

    In accordance with a subscription agreement and a registration rights agreement filed with the SEC at the time of our IPO, GTS committed to a twelve-month lock-up on the transfer of their ownership in shares of our common stock. This twelve-month lock-up expired on September 26, 2000 and GTS may hereafter require us to register with the SEC all or part of their holding in our common stock.

ABANDONMENT AND RESTRUCTURING CHARGE

     In September 2000, the Company entered into an agreement to acquire an interest in MCT in exchange for all of the Company's Russian mobile operations, including the Company's abandoned mobile ventures. The Company is targeting to complete this transaction in the fourth quarter of 2000. This transaction, when completed, will effectively complete a major component of the Company's formal plan of restructuring approved in the third quarter of 1999.

     In September 1999, the Board of Directors of GTS approved a formal plan of restructuring that resulted in the Company abandoning certain mobile business operations in Russia. As part of this plan of restructuring, the Company had been seeking disposition of its ownership interests in these operations and did not intend to provide any additional financial assistance to such businesses, other than debts assumed. This remains the Company's position pending the closure of the MCT transaction.

     We have taken a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, we recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. There was $2.1 million recorded against these liabilities during the first quarter of 2000, $1.0 million charged against these liabilities during the second quarter of 2000, $1.5 million charged against these liabilities during the third quarter of 2000. These charges resulted from a Western-owned financial institution attaching the collateral held in regard to a debt-facility between the financial institution and the mobile ventures and due to disposition costs and cancellation of certain network capacity.

     In the three and nine months ended September 30, 1999, equity in losses recognized for the abandoned cellular ventures was $0.4 million and $2.1 million respectively.

RECENT ACQUISITIONS

     In July 2000, we entered into an agreement to acquire the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language portal for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian news agencies and publications. InfoArt's unique user format and coverage of topical issues such as business, technology, health and sports have made them one of the top Russian web sites in terms of unique users. InfoArt's web sites include Stars.ru, a Web catalogue listing with over 27,000 sites, and 1000Stars.ru, a popular rating index. This investment transaction closed in October 2000.

     In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired the remaining 25 percent of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, for cash consideration of $0.2 million.

PENDING ACQUISITIONS

     In July 2000, we entered into an agreement to acquire 60 percent of JSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and the issuance of 41,922 of our common stock. Our proposed acquisition of JSC Nursat has been challenged by the Kazakhstan government. We are pursuing various options relating to the acquisition of an ownership interest in JSC Nursat and is continuing its discussions with Kazakh state officials.

     In July 2000, we entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and the issuance of 399,872 shares of our common stock. The Agama family of Russian Web properties include Aport, Atrus ("@Rus") and Omen. Aport is a top-rated bilingual Russian search engine. @Rus is a leading online directory and network of eVortals listing over 35,000 Web sites in both Russian and English. Omen is one of the most popular Russian entertainment portal for younger audiences. This transaction is expected to close in the fourth quarter of 2000.

     In September 2000, we entered into an agreement to acquire 18 percent of MCT in exchange for our 100 percent ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns our Russian mobile operations. Initially, we will acquire 24 percent of the outstanding common stock of MCT and we expect to be later diluted to 18 percent as a result of MCT's currently contemplated equity offering. As part of the transaction, we also acquired $9 million of MCT debt convertible into equity securities for cash. We expect to close this transaction in the fourth quarter of 2000, subject to regulatory approval and due diligence.

RESULTS OF OPERATIONS

     Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States and supporting operations. The consolidated financial statements included in this quarterly report have been prepared as if Golden Telecom, Inc. had been in existence throughout 1999.

     In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

     The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     - CONSOLIDATED RESULTS. Results of Operations for the Three Months Ended September 30, 2000 compared to the Results of Operations for the Three Months Ended September 30, 1999

     - NON-CONSOLIDATED RESULTS. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 1999

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     - CONSOLIDATED RESULTS. Results of Operations for the Nine Months Ended September 30, 2000 compared to the Results of Operations for the Nine Months Ended September 30, 1999

     - NON-CONSOLIDATED RESULTS. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended September 30, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended September 30, 1999

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     Our revenue increased 17% to $29.4 million for the three months ended September 30, 2000 from $25.1 million for the three months ended September 30, 1999. The breakdown of revenue by business group is as follows:


                                     CONSOLIDATED REVENUE           CONSOLIDATED REVENUE
                                     FOR THE THREE MONTHS           FOR THE THREE MONTHS
                                   ENDED SEPTEMBER 30, 1999       ENDED SEPTEMBER 30, 2000
                                   ------------------------       ------------------------
                                                        (IN MILLIONS)
REVENUE
  CLEC Services..............            $ 11.6                         $ 10.7
  Data and Internet Services.               6.8                           10.4
  Long distance Services.....               3.1                            4.1
  Mobile Services............               4.6                            4.6
  Eliminations...............              (1.0)                          (0.4)
                                         ------                         ------
  TOTAL REVENUE................          $ 25.1                         $ 29.4

     CLEC SERVICES. Revenue from CLEC Services decreased by 8% to $10.7 million for the three months ended September 30, 2000 from $11.6 million for the three months ended September 30, 1999.

     Revenue from the CLEC Services division of TeleRoss decreased by 25% to $6.0 million for the three months ended September 30, 2000 from $8.0 million for the three months ended September 30, 1999. This decrease is mainly due to a reduction in monthly recurring revenue and decreased traffic revenue, largely as a result of pricing concessions made to the largest customer.

     Revenue from the CLEC Services division of Golden Telecom BTS increased by 31% to $4.7 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999. The increase in revenue was mainly due to increased traffic revenue from other carriers and in part from end-user customers.

     DATA AND INTERNET SERVICES. Revenue from Data and Internet Services increased by 53% to $10.4 million for the three months ended September 30, 2000 from $6.8 million for the three months ended September 30, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The significant increase in dial-up Internet subscribers and revenue has been achieved through organic growth and the acquisitions of Nevalink and Commercial Information Networks (KIS), although average monthly revenue per dial-up subscriber has declined.

     LONG DISTANCE SERVICES. Revenue from Long Distance Services increased by 32% to $4.1 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999. There were increases in long distance traffic and also recurring monthly fees and equipment revenue.

     MOBILE SERVICES. Revenue from Mobile Services was level at $4.6 million for the three months ended September 30, 2000 and for the three months ended September 30, 1999. Although there has been a significant increase, approximately 75%, in the number of active subscribers at Golden Telecom GSM, since September 30, 1999, pricing competition has limited revenue growth. Traffic related revenues increased as a percentage of revenue to 70% in the three months ended September 30, 2000 from 65% in the three months ended September 30, 1999. Golden Telecom GSM commenced operations in Odessa in early August 2000, but this has had only a limited impact on the quarter's revenue.

EXPENSES

     The following table shows our principal expenses for the three months ended September 30, 2000 and September 30, 1999:

                                        CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                        FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                        ---------------------    ---------------------
                                                1999                     2000
                                                ----                     ----
                                                        (IN MILLIONS)
COST OF REVENUE
  CLEC Services.....................           $  3.2                   $  4.1
  Data and Internet Services........              4.5                      5.1
  Long distance Services............              2.9                      3.5
  Mobile Services...................              1.2                      1.0
  Eliminations......................             (0.7)                    (0.4)
                                               -------                  -------
TOTAL COST OF REVENUE........                    11.1                     13.3
Selling, general and administrative.             10.9                     12.0
Depreciation and amortization.......              7.5                      8.2
Equity in earnings of ventures......             (0.3)                    (0.1)
Interest income.....................             (0.8)                    (2.5)
Interest expense....................              0.5                      1.1
Foreign currency (gain) loss........              0.7                     (0.4)
Provision for income taxes..........           $  1.7                   $  0.5

COST OF REVENUE

     Our cost of revenue was 45% of revenue, or $13.3 million, for the three months ended September 30, 2000 compared to 44% of revenue, or $11.1 million, for the three months ended September 30, 1999.

     CLEC SERVICES. Cost of revenue for CLEC Services was 38% of revenue, or $4.1 million, for the three months ended September 30, 2000 compared to 28% of revenue, or $3.2 million, for the three months ended September 30, 1999.

     Cost of revenue for the CLEC Services division of TeleRoss was 32% of revenue, or $1.9 million, for the three months ended September 30, 2000 compared to 21% of revenue, or $1.7 million, for the three months ended September 30, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions made to customers.

     Cost of revenue for the CLEC Services division of Golden Telecom BTS was 47% of revenue, or $2.2 million, for the three months ended September 30, 2000, compared to 42% of revenue, or $1.5 million, for the three months ended September 30, 1999. The increase as a percentage of revenue was partly due to reductions in tariffs, in response to competitive pressures, which were ahead of the decrease in settlement costs paid to other operators. Also, the handling of lower margin traffic from other carriers is becoming an increasing percentage of the revenue mix.

     DATA AND INTERNET SERVICES. Cost of revenue for Data and Internet Services was 49% of revenue, or $5.1 million, for the three months ended September 30, 2000 compared to 66% of revenue, or $4.5 million, for the three months ended September 30, 1999. The decrease as a percentage of revenue was due to operational synergies including those achieved from the Glasnet, Nevalink and Commercial Information Networks (KIS) acquisitions.

     LONG DISTANCE SERVICES. Cost of revenue for Long Distance Services was 85% of revenue, or $3.5 million, for the three months ended September 30, 2000 compared to 94% of revenue, or $2.9 million, for the three months ended September 30, 1999. The cost of revenue as a percentage of revenue decreased because as revenue increases, fixed network provisioning costs decrease as a percentage of revenue.

     MOBILE SERVICES. Cost of revenue for Mobile Services was 22% of revenue, or $1.0 million, for the three months ended September 30, 2000 compared to 26% of revenue, or $1.2 million, for the three months ended September 30, 1999. The cost of revenue decreased as a percentage of revenue, mainly because higher margin traffic revenues increased as a percentage of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were 41% of revenue, or $12.0 million, for the three months ended September 30, 2000 compared to 43% of revenue, or $10.9 million, for the three months ended September 30, 1999. Despite increases in expenses incurred relating to initiatives for our Internet development and to the commencement of Golden Telecom GSM's operations in Odessa, we achieved a decline in selling, general and administrative expenses as a percentage of revenue.

DEPRECIATION AND AMORTIZATION

     Our depreciation and amortization expenses increased by 9% to $8.2 million for the three months ended September 30, 2000 from $7.5 million for the three months ended September 30, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

EQUITY IN EARNINGS/LOSSES OF VENTURES

     The losses after interest and tax charges from our investments in non-consolidated ventures were $0.1 million for the three months ended September 30, 2000, and $0.3 million for the three months ended September 30, 1999. We recognized earnings at Sovintel of $1.4 million for the three months ended September 30, 2000, which more than offset our recognized losses at other ventures. In the three months ended September 30, 1999, our recognized earnings at Sovintel were $1.5 million. The losses attributable to the abandoned ventures for the three months ended September 30, 1999 were $0.4 million.

INTEREST INCOME

     Our interest income was $2.5 million for the three months ended September 30, 2000 up from $0.8 million for the three months ended September 30, 1999. The increase in interest income reflects the interest received on the balance of the cash from our IPO.

INTEREST EXPENSE

     Our interest expense was $1.1 million for the three months ended September 30, 2000 up from $0.5 million for the three months ended September 30, 1999. The increase is due increased interest expense attributable to the debt owed to GTS and Lucent Technologies, partially offset by reductions in the debt of the operating companies.

FOREIGN CURRENCY (GAIN) LOSS

     Our foreign currency gain was ($0.4) million for the three months ended September 30, 2000, compared to a $0.7 million loss for the three months ended September 30, 1999. The currency gain mainly reflects the appreciation of the ruble relative to the US dollar. The 1999 currency loss mainly reflects the slow decline in the value of the ruble relative to the US dollar during that year.

PROVISION FOR INCOME TAXES

     We had a provision for income taxes of $0.5 million for the three months ended September 30, 2000 compared to $1.7 million for three months ended September 30, 1999. The decrease was largely due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The earnings of TCM are now offset against losses in the other operating divisions with the merged TeleRoss.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

REVENUE

     Sovintel's revenue decreased by 3% to $22.9 million for the three months ended September 30, 2000 from $23.5 million, for the three months ended September 30, 1999. Increases in traffic volumes were more than offset by reductions in tariffs.

COST OF REVENUE

     Sovintel's cost of revenue was 50% of revenue, or $11.5 million, for the three months ended September 30, 2000 compared to 52% of revenue, or $12.3 million, for the three months ended September 30, 1999. The decrease in percentage of revenue was primarily a result of lower international and domestic settlement rates paid to other operators.

SELLING, GENERAL AND ADMINISTRATIVE

     Sovintel's selling, general and administrative expenses and non-income taxes were 17% of revenue, or $4.1 million, for both the three months ended September 30, 2000 and for the three months ended September 30, 1999.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     Our revenue increased by 11% to $80.6 million for the nine months ended September 30, 2000 from $72.5 million for the nine months ended September 30, 1999. The breakdown of revenue by business group was as follows:

                                  CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                   FOR THE NINE MONTHS      FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                  --------------------      --------------------
                                          1999                     2000
                                          ----                     ----
                                                  (IN MILLIONS)
REVENUE
  CLEC Services..............            $ 33.4                   $ 30.1
  Data and Internet Services.              19.3                     28.1
  Long distance Services.....               8.7                     10.4
  Mobile Services............              13.2                     13.2
  Eliminations...............              (2.1)                    (1.2)
                                         -------                  -------
TOTAL REVENUE................            $ 72.5                   $ 80.6

     CLEC SERVICES. Revenue from CLEC Services decreased by 10% to $30.1 million for the nine months ended September 30, 2000 from $33.4 million for the nine months ended September 30, 1999.

     Revenue from the CLEC Services division of TeleRoss decreased by 23% to $18.1 million for the nine months ended September 30, 2000 from $23.5 million for the nine months ended September 30, 1999. This is mainly due to a reduction in monthly recurring revenue and decreased traffic revenue, largely as a result of pricing concessions made to the largest customer.

     Revenue from the CLEC Services division of Golden Telecom BTS increased by 21% to $12.0 million for the nine months ended September 30, 2000 from $9.9 million for the nine months ended September 30, 1999. The increase in revenue was due to an increase in monthly recurring revenue and increases in traffic revenue from other carriers and in part from end-user customers.

     DATA AND INTERNET SERVICES. Revenue from Data and Internet Services increased by 46% to $28.1 million for the nine months ended September 30, 2000 from $19.3 million for the nine months ended September 30, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The increase in dial-up Internet subscribers has been achieved through organic growth and the acquisition of Glasnet, Nevalink and Commercial Information Networks (KIS), although average monthly revenue per dial-up subscriber has declined.

     LONG DISTANCE SERVICES. Revenue from Long Distance Services increased by 20% to $10.4 million for the nine months ended September 30, 2000 from $8.7 million for the nine months ended September 30, 1999. Increases in long distance traffic exceeded the decreases in tariffs and there were increases in both recurring monthly fees and equipment revenue.

     MOBILE SERVICES. Revenue from Mobile Services remained level at $13.2 million for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. Although there has been a significant increase, approximately 75%, in the number of active subscribers at Golden Telecom GSM, since September 30, 1999, pricing competition has limited revenue growth. Traffic related revenues increased as a percentage of revenue to 67% in the nine months ended September 30, 2000 from 64% in the nine months ended September 30, 1999. Golden Telecom GSM commenced operations in Odessa in early August 2000, but this had only a limited impact on the period's revenue.

EXPENSES

     The following table shows our principal expenses for the nine months ended September 30, 2000 and September 30, 1999:

                                          CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                           FOR THE NINE MONTHS      FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          ---------------------    ---------------------
                                                  1999                     2000
                                                 ------                   ------
                                                          (IN MILLIONS)
COST OF REVENUE
  CLEC Services.....................             $  9.5                   $ 10.7
  Data and Internet Services........               11.9                     14.2
  Long distance Services............                6.8                      8.6
  Mobile Services...................                3.3                      3.1
  Eliminations......................               (1.7)                    (1.2)
                                                 -------                  -------
TOTAL COST OF REVENUE........                      29.8                     35.4
Selling, general and administrative.               30.0                     33.0
Depreciation and amortization.......               21.5                     23.1
Equity in losses of ventures........                4.9                      1.0
Interest income.....................               (1.7)                    (7.4)
Interest expense....................                1.7                      2.5
Foreign currency loss...............                1.5                      0.0
Other non-operating expense.........                0.0                      0.1
Provision for income taxes..........             $  6.0                   $  0.6

COST OF REVENUE

     Our cost of revenue was 44% of revenue, or $35.4 million for the nine months ended September 30, 2000 compared to 41% of revenue, or $29.8 million, for the nine months ended September 30, 1999.

     CLEC SERVICES. Cost of revenue for CLEC Services was 36% of revenue, or $10.7 million, for the nine months ended September 30, 2000 compared to 28% of revenue, or $9.5 million, for the nine months ended September 30, 1999.

     Cost of revenue for the CLEC Services division of TeleRoss was 29% of revenue, or $5.2 million, for the nine months ended September 30, 2000 compared to 22% of revenue, or $5.2 million, for the nine months ended September 30, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

     Cost of revenue for the CLEC Services division of Golden Telecom BTS was 46% of revenue, or $5.5 million, for the nine months ended September 30, 2000 compared to 43% of revenue, or $4.3 million, for the nine months ended September 30, 1999. Cost of revenue increased as a percentage of revenue due to the reduction in tariffs in response to competitive pressures not being fully offset by the decrease in settlement costs paid to other operators. Also, the handling of lower margin traffic from other carriers is becoming an increasing percentage of the revenue mix.

     DATA AND INTERNET SERVICES. Cost of revenue for Data and Internet Services was 51% of revenue, or $14.2 million, for the nine months ended September 30, 2000 compared to 62% of revenue, or $11.9 million, for the nine months ended September 30, 1999. The decrease as a percentage of revenue was due to the operational synergies achieved from the Glasnet, Nevalink and KIS acquisitions, together with other operating efficiencies.

     LONG DISTANCE SERVICES. Cost of revenue for Long Distance Services was 83% of revenue, or $8.6 million, for the nine months ended September 30, 2000 compared to 78% of revenue, or $6.8 million, for the nine months ended September 30, 1999. The cost of revenue as a percentage of revenue increased as settlement rates paid to the other carriers did not decrease as quickly as our long-distance tariffs.

     MOBILE SERVICES. Cost of revenue for Mobile Services was 24% of revenue, or $3.1 million, for the nine months ended September 30, 2000 compared to 25% of revenue, or $3.3 million, for the nine months ended September 30, 1999. The cost of revenue decreased as a percentage of revenue, mainly because higher margin traffic revenues increased as a percentage of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were 41% of revenue, or $33.0 million, for the nine months ended September 30, 2000 compared to 41% of revenue, or $30.0 million, for the nine months ended September 30, 1999. Despite increases in expenses incurred relating to initiatives for our Internet Development and to the commencement of Golden Telecom GSM's operations in Odessa, we were able to maintain our selling, general and administrative expenses as a percentage of revenue.

DEPRECIATION AND AMORTIZATION

     Our depreciation and amortization expenses increased by 7% to $23.1 million for the nine months ended September 30, 2000 from $21.5 million for the nine months ended September 30, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill amortization due to acquisitions.

EQUITY IN EARNINGS/LOSSES OF VENTURES

     The losses after interest and tax charges from our investments in non-consolidated ventures were $1.0 million for the nine months ended September 30, 2000, and $4.9 million for the nine months ended September 30, 1999. We recognized earnings at Sovintel of $3.6 million for the nine months ended September 30, 2000, which partially offset our recognized losses at other ventures. In the nine months ended September 30, 1999, our recognized earnings at Sovintel were $2.2 million. There were significant losses at our non-consolidated ventures in the nine months ended September 30, 1999 due to the effects of the August 1998 Russian financial crisis. The losses attributable to the abandoned ventures for the nine months ended September 30, 1999 were $2.1 million.

INTEREST INCOME

     Our interest income was $7.4 million for the nine months ended September 30, 2000 up from $1.7 million for the nine months ended September 30, 1999. The increase in interest income reflects the interest received on the balance of the cash from our IPO.

INTEREST EXPENSE

     Our interest expense was $2.5 million for the nine months ended September 30, 2000 up from $1.7 million for the nine months ended September 30, 1999. The increase is due to increased interest expense attributable to debt owed to GTS and Lucent Technologies, partially offset by reductions in the debt of operating companies.

FOREIGN CURRENCY LOSS

     Our foreign currency loss was negligible for the nine months ended September 30, 2000, compared to a $1.5 million loss for the nine months ended September 30, 1999. This decreased loss mainly reflects the relative stability of the value of the ruble relative to the US dollar.

OTHER NON-OPERATING EXPENSE

     Our other non-operating expense was $0.1 million for the nine months ended September 30, 2000 due to losses on certain fixed assets disposals by our operating companies. No other non-operating expense was recorded in the nine months ended September 30, 1999.

PROVISION FOR INCOME TAXES

     We had a provision for income taxes of $0.6 million for the nine months ended September 30, 2000, compared to $6.0 million for nine months ended September 30, 1999. The decrease was largely due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The earnings of TCM are now offset against losses in the other operating divisions with the merged TeleRoss.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


     We use equity method accounting to account for those material ventures where we exercise significant influence, but do not exercise unilateral operating and financial control. This section includes a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

REVENUE

     Sovintel's revenue decreased slightly to $68.2 million for the nine months ended September 30, 2000 from $68.5 million, for the nine months ended September 30, 1999. The decrease was mainly due to reductions in tariffs which were largely offset by increases in traffic.

COST OF REVENUE

     Sovintel's cost of revenue was 52% of revenue, or $35.5 million, for the nine months ended September 30, 2000 compared to 56% of revenue, or $38.6 million, for the nine months ended September 30, 1999. The decrease as a percentage of revenue was primarily the result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles which has devalued from the end of September 1999 to the end of September 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Sovintel's selling, general and administrative expenses and non-income taxes remained flat at 18% of revenue, or $12.4 million, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $132.1 million and $162.7 million as of September 30, 2000 and December 31, 1999, respectively. Our restricted cash was $24.0 million and $20.3 million as of September 30, 2000 and December 31, 1999, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the nine months ended September 30, 2000, we had net cash inflows of $16.1 million from our operating activities. During the nine months ended September 30, 1999, we had net cash inflows of $5.1 million from our operating activities. This increase in net cash inflows from operating activities at September 30, 2000 is largely due to the improvement in our net loss. We used cash of $48.6 million and $17.9 million for investing activities, which were principally attributable to building our telecommunications networks and acquisitions, for the nine months ended September 30, 2000 and 1999, respectively. The network investing activities in the nine months ended September 30, 2000 includes STM-4 capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine.

We had working capital of $108.7 million as of September 30, 2000 and $132.5 million as of December 31, 1999. At September 30, 2000, we had total debt of approximately $29.8 million, of which $3.0 million were current maturities. At December 31, 1999, we had total debt of approximately $28.0 million, of which $4.1 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At September 30, 2000 and December 31, 1999, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

     In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. Prepayments were made to the lessor in April 2000 and August 2000. These prepayments have been offset against the lease obligation in the financial statements of the Company.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000. The funding level as of September 30, 2000 for all these facilities totaled $21.2 million, of which $11.8 million was funded to our consolidated subsidiaries, $7.8 was funded to our affiliates and $1.6 million assumed from our non-consolidated abandoned cellular properties.

     In July 2000, we committed to the following three acquisitions which will require approximately $30 million in cash plus the issuance of shares in our common stock. We entered into an agreement to acquire the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language portal for approximately $8.3 million in cash. This investment transaction closed in October 2000, with all payments expected to made prior to the end of 2000.

     In July 2000, we entered into an agreement to acquire 60 percent of JSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan for approximately $8.7 million in cash and the issuance of 41,922 shares in our common stock. Our proposed acquisition of JSC Nursat has been challenged by the Kazakhstan government. We are pursuing various options relating to the acquisition of an ownership interest in JSC Nursat and are continuing our discussions with Kazakh state officials.

     In July 2000, we entered into an agreement to acquire the Agama family of Russian Web properties for $12.5 million in cash and the issuance of 399,872 shares of our common stock. The Agama family of Russian Web properties include Aport, Atrus ("@Rus") and Omen. This transaction is expected to close in the fourth quarter of 2000.

     In September 2000, we entered into an agreement to acquire 18 percent of MCT in exchange for the Company's 100 percent ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns our Russian mobile operations. Initially, we will acquire 24 percent of the outstanding common stock of MCT and we expect to be later diluted to 18 percent as a result of MCT's currently contemplated equity offering. As part of the transaction, we also acquired $9.0 million of MCT debt convertible into equity securities for cash. We expect to close this transaction in the fourth quarter of 2000, subject to regulatory approval and due diligence.

     Golden Telecom (Ukraine) entered, into a 4-year supplier loan agreement with Siemens AG ("Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 Network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. The agreement carries interest at a rate equal to the six month United States Dollar LIBOR plus 4.9%. The Siemens Loan Agreement became effective with the execution of a payment Guarantee by Golden Telecom, Inc. in October 2000.

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

     In the future, we may execute especially large or numerous acquisitions, inside and outside of the CIS, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collaterization and through the divestment of non-core assets. In the case these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and the related investment, to finance our capital requirements for the next 12 to 15 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

     Although we have achieved positive cash flow from operations, we cannot assure you that our operations will sustain positive operating cash flow or achieve operating profitability in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements, and the value of our shares of common stock may decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In September 2000, Golden Telecom, Inc. issued a $9.0 million convertible loan to MCT in connection with the agreement to acquire an ownership interest in MCT. This convertible loan has a term of 13 months and a fixed interest rate of 13 percent per annum.

     Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt. Fair value of the debt obligation approximates total value at September 30, 2000.

     The following table provides information about our investment in a convertible loan made since December 31, 1999, by date of maturity, that is subject to interest rate changes.


(In thousands)                       2000     2001       2002     2003       2004   THEREAFTER    TOTAL
                                   -------  -------    -------   -------    ------- ----------   ------
Long-term note receivable,
 including current
  Portion Fixed rate........       $    --  $ 9,000    $    --   $    --    $    --   $    --    $9,000
  Average interest rate.....            --    13.0%         --        --         --        --     13.0%

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

                           Designation           Description
                           -----------       -------------------
                                27         Financial Data Schedule


b) Reports on Form 8-K

                         Date of Report       Subject of Report
                         --------------    -----------------------
                       September 19, 2000  Announcement of the election of
                                           Robert J. Amman to the positions of
                                           Director and Chairman of the Board.

                                           Agree to acquire 18 percent of
                                           MCT Corp. in exchange of the 100
                                           percent ownership of Vostok
                                           Mobile B.V.

                                           GTS, the Company's approximately 63
                                           percent shareholder announced on SEC
                                           Form 8-K that it will require $250
                                           million in additional financing to be
                                           fully-funded through 2001 and that
                                           such requirement may lead it to
                                           divest its holdings in GTI.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLDEN TELECOM, INC.
                              (Registrant)

                              By:    /s/ DAVID J. WISHER
                                     -------------------------------------------
                              Name:  David J. Wisher
                              Title: Chief Financial Officer and Treasurer
                                     (Principal  Financial and  Accounting
                                      Officer)


Date:  November 14, 2000