Form 10-K
period 2000-12-31
GOLDEN TELECOM INC
filed 2001-03-16
CIK 1089874

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                               12 TRUBNAYA ULITSA
                             MOSCOW, RUSSIA 103045
                    (Address of principal executive offices)

                              (011-7-501) 797-9300
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class of stock               Name of exchange on which registered
   COMMON STOCK, PAR VALUE $0.01 PER SHARE                NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Golden Telecom, Inc. held by non-affiliates on December 31, 2000 was approximately $48,296,304. On March 13, 2001, there were outstanding approximately 24,479,997 shares of Common Stock of Golden Telecom, Inc.

ITEM OF FORM 10-K                         DOCUMENTS INCORPORATED BY REFERENCE
-----------------                         -----------------------------------
Part III, Items 10-13            Portions of the Registrant's proxy statement for the
                                 2001 annual meeting of shareholders to be held in May
                                 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GOLDEN TELECOM, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

ITEM 1.     Business....................................................     1
ITEM 2.     Properties..................................................    44
ITEM 3.     Legal Proceedings...........................................    45
ITEM 4.     Submission of Matters to a Vote of Security Holders.........    45

                                    PART II

ITEM 5.     Market for the Company's Common Equity and Related
              Stockholder Matters.......................................    45
ITEM 6.     Selected Financial Data.....................................    47
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    48
ITEM 8.     Consolidated Financial Statements and Supplementary
              Information for the Company...............................    66
ITEM 9.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   107

                                   PART III

ITEM 10.    Directors and Executive Officers of the Company.............   107
ITEM 11.    Executive Compensation......................................   107
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   107
ITEM 13.    Certain Relationships and Related Transactions..............   107

                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   107
SIGNATURES..............................................................   110

ITEM 1. BUSINESS

                                  INTRODUCTION

     We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. We organize our operations into the four service groups below:

     - Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev and St. Petersburg, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

     - Long Distance Services using our fiber optic and satellite-based network we provide long distance voice services in Russia;

     - Data and Internet Services using our fiber optic and satellite-based networks, including more than 130 combined points of presence in Russia, Ukraine and other countries of the Commonwealth of Independent States. We provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access and web content offered through a family of Internet portals; and

     - Mobile Services using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We also hold a minority interest in MCT Corp. (MCT), which in turn has ownership interests in twenty-four mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

     We are approximately 62% owned by Global TeleSystems, Inc. (GTS).

BUSINESS SECTION OVERVIEW

     The following sections within the Business Section layout our business strategy, our current position in the markets in which we operate, our corporate history and development, our customer base, a detailed review of our service groups by operating division. Additionally we describe our licenses and our network facilities. Finally, we provide a summary of the principal environments in which we operate; the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.

BUSINESS STRATEGY

     Our objective is to be the leading alternative voice, data and Internet services company in Russia and the Commonwealth of Independent States. To achieve this objective, we intend to:

     - Pursue Consolidation Opportunities

          We intend to pursue consolidation opportunities through acquisitions that will allow us to improve and expand our service offerings and maintain operational control. We will target complementary opportunities that will enable us to achieve synergies and economies of scale.

     - Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

          Corporate customers increasingly demand integrated telecommunications solutions from one-stop providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data, Internet access and systems integration services.

     - Extend Our Leading Position in High Growth Data and Internet Markets

          We plan to build on our position as a leading provider of data communication services in Russia and other countries of the Commonwealth of Independent States by increasing the number of network access points in our network to facilitate the growing demand for data communications. In addition, we plan to expand our Business to Business and Business to Consumer services through dedicated and dial-up Internet access and connectivity, web hosting, web design, web content, Internet portal development and other Internet service offerings by increasing our direct marketing efforts and through acquisitions.

     - Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

          Our network strategy includes building and owning our local exchange and customer access networks. We typically lease digital terrestrial channels to supply our regional connectivity, supplementing these channels with satellite circuits for redundancy and remote connectivity. We intend to incrementally expand the fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services.

     - Focus Operating Activities and Capital Investments in Major Metropolitan Areas

          We plan to deploy our capital investments primarily in Moscow, Kiev, St. Petersburg and other major population centers in the countries of the CIS, where demand for our services is most heavily concentrated. We also intend to consider opportunities to expand our operations in regional cities with sufficiently strong local economies and where we believe potential exists to grow businesses which complement our current operations.

OUR POSITION IN THE RUSSIAN AND UKRAINIAN MARKETS

     We believe that we are well positioned to maintain and consolidate our strong presence in the business segment of the Russian and Ukrainian telecommunications markets for the following reasons:

     - our early market entry and local market experience;

     - our focus on service, quality and reliability;

     - our strong infrastructure position in Moscow and Kiev;

     - our extensive customer base;

     - our extensive range of international, domestic and data telecommunications services; and

     - our strong cash position.

CORPORATE HISTORY AND DEVELOPMENT

     Golden Telecom, Inc. Golden Telecom, Inc., a majority owned subsidiary of Global TeleSystems, Inc. (GTS), was incorporated in Delaware in June 1999 in preparation for our Initial Public Offering (IPO) which took place on September 30, 1999 and closed on October 5, 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. and was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. In most cases, GTS's Russian and other Commonwealth of Independent States businesses were built through the establishment of joint ventures with local and foreign partners, with GTS progressively increasing its ownership. At the time of our IPO, GTS contributed substantially all of the assets that constituted Golden Telecom, Inc.

     TeleRoss. TeleRoss, established in 1994 as a provider of domestic long distance services has developed into our primary consolidated operating company in Russia, offering CLEC, Long Distance, and Data and Internet Services. To facilitate this full service offering, effective November 1, 1999, we completed the legal merger of our wholly owned CLEC Services business in Moscow, TCM, and our wholly owned Data and Internet Services business, Sovam Teleport, into TeleRoss. This merger allows us to achieve operational and financial synergies, particularly with regard to taxation. Prior to their merger into TeleRoss on November 1, 1999, TCM and Sovam Teleport were distinct legal entities.

     The ownership and operational history of the individual divisions of TeleRoss and Golden Telecom Ukraine, and Sovintel, a significant non-consolidated subsidiary, are as follows:

          CLEC Services division of TeleRoss (formerly TCM). TCM was established in 1994 and prior to its merger into TeleRoss, constituted our CLEC Services division in Moscow. Prior to July 1998, we owned 52.64% of the holding company, GTS-Vox, that controlled 95% of TCM. In July 1998, we acquired the remaining outstanding interests in GTS-Vox and as a result owned 95% of TCM. We acquired the remaining 5% of TCM on August 16, 1999. TCM was dissolved upon its merger into TeleRoss in November 1999.

          Long Distance Services division of TeleRoss (formerly TeleRoss operating company). Our wholly owned TeleRoss operating company and our TeleRoss regional ventures historically constituted our Long Distance Services Division. Prior to January 1998 we held 50% ownership interests in fourteen regional joint ventures that offered domestic long distance services. TeleRoss operating company holds the applicable operating licenses to offer pan-Russian domestic long distance services and thereby controls rates and tariffs, billing and collections for all fourteen regional ventures. Since January 1998 we have been acquiring our partners' ownership interests with the goal of transforming the joint ventures into branches of TeleRoss. While we have significant influence within these ventures, decisions, including the decision to declare and pay dividends, are generally subject to our partners' approvals. TeleRoss also directly controls the activities related to remotely located very small aperture terminal (VSAT) satellite customers.

          Data and Internet Services division of TeleRoss (formerly
     Sovam). Sovam Teleport was the subsidiary through which we conducted our Data and Internet activities in Russia and other Commonwealth of Independent States countries, except Ukraine. In February 1998, we acquired the ownership interest of our former partner, thereby making Sovam Teleport a wholly owned subsidiary. Sovam Teleport was dissolved upon its merger into TeleRoss' Data and Internet Services Division in November 1999. The Data and Internet Services division of TeleRoss has absorbed our acquisitions of Internet Service Providers in Moscow and St. Petersburg, Glasnet and Nevalink, respectively, the web design firm, Fintek, and two vertical Internet portals, Referat.ru and Absolute Games. In April 2000, we acquired 51% of Commercial Information Systems (KIS), an ISP in Nizhny Novgorod, which is part of our Data and Internet Services division.

          In October 2000, we completed the acquisition of the InfoArt Internet portal. In December 2000, the acquisition of the Agama family of Internet portals was also completed. These assets, and other significant intellectual property rights, are segregated in a Cypriot holding company that protects, licenses and markets the Internet portals in the CIS and in other markets with a significant Russian-speaking population. The software and content development teams from Agama, InfoArt, Fintek, Referat.ru and Absolute Games were integrated into a group which operates as a software and content development facility for Golden Telecom, Inc.

     Golden Telecom (Ukraine). We own 69% of Golden Telecom (Ukraine), which consists of two business units, Golden Telecom BTS and Golden Telecom GSM. Prior to our 1999 IPO, we owned 75% of GTS Ukrainian TeleSystems LLC which in turn owns 49% of Golden Telecom (Ukraine). At that time we also owned an additional 20% interest in Golden Telecom (Ukraine) through two wholly owned subsidiaries. As part of the IPO, an affiliate of ING Barings contributed its 25% interest in GTS Ukrainian TeleSystems LLC to a wholly owned subsidiary of Golden Telecom, Inc. and received as partial consideration 420,000 newly issued shares of our common stock. An additional 30,000 shares of our common stock were issued as final settlement to the affiliate of ING Barings on March 1, 2000. Golden Telecom (Ukraine) is co-managed by us and our Ukrainian partners. We control the Board of Directors and appoint the Chief Operating Officer, the Chief Financial Officer and a general manager for each of the business divisions. The partners appoint the General Director and the Technical Director. On February 8, 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, which has been integrated into the Data and Internet Services division within Golden Telecom BTS. The remaining 1% of Sovam Teleport Ukraine is owned by SFMT-Rusnet, Inc., a wholly owned subsidiary of Golden Telecom, Inc.

     Sovintel. Sovintel was established in 1990 as a provider of international voice services in Moscow. We own 50% of Sovintel, and Rostelecom, the national long distance carrier, owns the remaining 50%. Sovintel's control structure consists of the Meeting of Participants, the Board of Directors, the Executive Committee of the Board of Directors and the Executive Directorate. Certain business decisions, including the distribution of profits and losses, require the approval of the Meeting of Participants. Sovintel's annual budget and business plan are adopted by its Board of Directors. The Board of Directors develops the annual budget and strategic business plans and recommends acquisitions and other significant corporate actions. Certain functions of the Board of Directors, including oversight of related party transactions are delegated to the Executive Committee, comprised of one representative from each partner. Under Sovintel's charter, each partner has the right to appoint three of the six members of its Board of Directors.

     Rostelecom has the right to propose a candidate for the position of the General Director, and we have the right to propose a candidate for the position of the First Deputy General Director, who together constitute the Executive Directorate. In addition, we have the right to propose a candidate for the position of Finance Director.

     Major business decisions require joint approval of both members of the Executive Directorate. The Executive Directorate oversees the daily operations of the company and leads strategic planning initiatives to be presented to the Sovintel Board of Directors. Neither we, nor Rostelecom, are obligated to fund Sovintel's operations or capital expenditures. Losses (up to the amount of the participants respective charter capital contributions or commitments) and profits of Sovintel are allocated to the partners in accordance with their ownership percentages.

     MCT Corp. In December of 2000 we contributed Vostok Mobile B.V., the entity that holds our Russian mobile properties, to MCT in exchange for an equity interest of approximately 24% in MCT. MCT has ownership interests in 24 mobile operations throughout Russia and in Uzbekistan and Tajikistan. Initially, we acquired approximately 24% of the outstanding common stock of MCT but we expect to be later diluted to not less than 18% as a result of subsequent equity offerings planned by MCT. As part of the transaction, we also purchased for cash $9.0 million of MCT debt convertible into its equity securities. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations of Vostok Mobile or MCT, although our Chief Executive Officer sits on the Board of Directors of MCT. At December 31, 2000 we owned approximately 23% of MCT.

     The following table summarizes the four service groups through which we currently conduct our operations:

SERVICE GROUPS                                              REGION OF OPERATIONS
--------------                                              --------------------
CLEC Services:
  CLEC Services division (formerly TCM) of TeleRoss...   Moscow
  CLEC Services division of Golden Telecom BTS........   Kiev and Odessa, Ukraine
  Sovintel............................................   Moscow and St. Petersburg
Long Distance Services:
  Long Distance Services division (formerly TeleRoss
     operating company) of TeleRoss...................   Russia
  TeleRoss ventures (branch, wholly-owned and joint
     ventures)........................................   14 cities in Russia
Data and Internet Services:
  Data and Internet Services division (formerly Sovam)
     of TeleRoss......................................   Russia and the Commonwealth
                                                         Of Independent States
  Data and Internet Services division (formerly Sovam
     Teleport Ukraine) of Golden Telecom BTS..........   Ukraine
Mobile Services:
  Golden Telecom GSM..................................   Kiev and Odessa, Ukraine

     As a result of our strategy to operationally merge our significant Russia based consolidated entities, the formal merger of TCM and Sovam Teleport into TeleRoss operating company was completed on November 1, 1999.

CUSTOMER BASE

     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 32% of our consolidated revenues for year ended December 31, 2000. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 16% of our consolidated revenues for the year ended December 31, 2000. No other customer, except for Sovintel, which accounted for approximately 8% of our consolidated revenues, accounted for over 5% of our consolidated revenues for the year ended December 31, 2000. We provide services to our largest customers, including Vimpelcom and Sovintel, pursuant to agreements which specify the services we must maintain for these customers and the tariffs that we charge for these services.

     Our principal customer segments are:

          Corporate Network Customers. Corporate network customers are typically large multinational or Russian companies which require the full range of voice and data services in several cities across Russia and other countries of the Commonwealth of Independent States. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and ability to design, install and maintain local area and wide area networks. These customers are willing to make longer-term commitments to integrated one-stop providers in exchange for increased levels of service.

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

          Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including other Moscow overlay operators, alternative regional fixed-line operators and the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes are large. Voice telephony is a commodity for the customers in this segment.

          Cellular Operators. Cellular operators are heavy consumers of our local exchange capacity in Moscow because each cellular customer requires a unique telephone number, which has made cellular operators important contributors to our revenue. In contrast, our corporate customers may require only one port, which can serve multiple end-users. Price and availability are the primary factors in their purchase decision.

          Mass Market. We define the mass market as those customers who require calling cards or dial-up Internet access. This market segment is increasingly price-sensitive, but quality of service is also important, particularly in the Internet access business. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.

                               OUR SERVICE GROUPS

     This section provides a detailed review of our business on a service group basis and by operating division. We provide additional information on the services and customers, marketing and pricing, and competition within each division.

CLEC SERVICES:

CLEC SERVICES DIVISION OF TELEROSS

     The CLEC Services division of TeleRoss operates an integral part of our competitive local exchange carrier services in Moscow. Its infrastructure is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges allowing it to deliver traffic within the local public network. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have constructed the infrastructure necessary to support 100,000 ports, each corresponding to a unique telephone number. We recently completed construction of an additional 50,000 ports of which 5,000 have received regulatory approval with the balance expected to receive certification by the end of the second quarter of 2001.

     Services and Customers

     Local Access Services. This division of TeleRoss provides carriers with telephone numbers, ports and interconnectivity to the Moscow city telephone network through our local gateway. Access to the Moscow city telephone network provides customers with a high-quality network that supports a broad range of offerings. CLEC services are complemented by additional value added services such as conference call facilities, unified messaging and call forwarding.

     The division's customers primarily consist of cellular operators, including Vimpelcom, and fixed-line operators, including Sovintel.

     Marketing and Pricing

     For each port, customers have in the past, paid a one-time port fee, a flat monthly fee and per minute charges based on usage. However, recent pricing trends are reflected in an increased emphasis on per minute charges based on usage. These usage charges are collected by individual carriers and a portion of the charges are paid to TeleRoss in accordance with settlement agreements.

     Competition

     The division's main competitor is MTU-Inform, a Moscow City Telephone Network affiliate that, until August 16, 1999, had been a 5% shareholder in TCM.

  CLEC Services division of Golden Telecom BTS

     The CLEC Services division of Golden Telecom BTS, our largely Kiev-based competitive local exchange carrier, has constructed and owns a 163 kilometer fiber optic network that is interconnected to the local public telephone network in Kiev and to our international gateway. Since the opening of our mobile service operation in Odessa, we have expanded our CLEC service offerings into Odessa, targeting business clients. As of December 31, 2000, Golden Telecom BTS serviced over 4,200 telephone lines for business customers.

     Services and Customers

     Local Access Services. Local access services are provided to business customers through the connection of the customers' premises to Golden Telecom BTS's fiber network, which interconnects to the local public telephone network in Kiev.

     International and Domestic Long Distance Services. Golden Telecom BTS terminates incoming traffic for foreign operators destined for Kiev, Odessa, and most other major metropolitan areas in Ukraine, through its gateway switch in Kiev. Traffic destined for other cities is routed either through national carriers or local carriers. Outgoing international traffic is routed to international operators using the least-cost routing.

     Golden Telecom BTS offers domestic long distance services throughout Ukraine through interconnection with Utel. However, it acquired an intercity operator's license allowing it to offer domestic long distance services directly and is developing infrastructure in major Ukrainian metropolitan areas to facilitate this offering. Domestic long distances services from Kiev to other cities in Ukraine are currently provided through infrastructure leased from the national long distance carrier, Ukrtelecom, and the corresponding local telco.

     The customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     Marketing and Pricing

     While emphasizing the quality and reliability of its services, Golden Telecom BTS positions itself as a price competitive service provider to businesses. Sales to our customers are made through a direct sales force, which is shared with the Data and Internet Services division and consists of thirteen account managers in Kiev. Additionally, we have one sales manager for carrier services and one for international incoming traffic.

     We have recently adopted a more aggressive pricing policy for corporate end users in order to stimulate higher growth. As a carrier for other telecommunications operators Golden Telecom BTS also offers a more attractive pricing structure than the incumbent operators in order to attract cellular and smaller public switched telecommunications network (PSTN) operators.

     Competition

     In Kiev, Golden Telecom BTS competes with Ukrtelekom, the incumbent operator, and Utel, which handles mostly long distance and international traffic. Golden Telecom BTS believes that because of its early market entry and its ability to provide international, domestic and local access, it has a leading position in the high-end segments of the corporate market.

     In Ukraine, the fixed-line operators market is dominated by Utel, although Golden Telecom BTS is seeking to increase its share of this market, especially by carrying international outgoing traffic from independent telecommunications operators, including cellular companies, and by providing integrated voice and data services.

SOVINTEL

     Sovintel is a competitive local exchange carrier that owns and operates a fully-digital overlay network in and around Moscow. Sovintel has a limited network in St. Petersburg that is interconnected to Sovintel's Moscow network to support new business customers and Sovintel's Moscow clients. Sovintel services approximately 75,000 telephone numbers for business customers and cellular providers.

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

     International and Domestic Long Distance Services. Sovintel provides domestic long distance services primarily through Rostelecom's network and the TeleRoss long distance network. Sovintel provides international services primarily through its international gateway, which transmits international traffic through dedicated channels leased from Rostelecom.

     When an international call is placed to one of Sovintel's customers which has been assigned a number acquired from and serviced by the alternative local exchange providers, TCM or MTU-Inform, the calling party has the option of dialing through either the public city code (095) or Sovintel's exclusive city code (501). When a caller chooses to dial through the 501 code, the call is connected directly to Sovintel's dedicated network and can thereby avoid the frequently congested public international and domestic long distance networks. Sovintel receives a settlement from international carriers for calls routed through its 501 city code. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through Sovintel's 501 city code, or through least-cost routing. Sovintel attempts to direct international traffic through particular foreign operators so as to balance Sovintel's settlements paid to and received from foreign operators. Thereafter, Sovintel directs all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

     Data Services. Sovintel provides high-speed data services through interconnection provided by the Data Services division of TeleRoss and through its own Moscow city data network. These services include a private line service, an integrated voice and data integrated services digital network (ISDN) connection, Internet, frame relay and asynchronous transfer mode service. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs, including financial institutions, large multinational companies and data service providers.

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

     Marketing and Pricing

     Sales to customers are made through a direct sales force consisting of 31 account managers in Moscow and St. Petersburg, supervised by an expatriate commercial director. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and user training. Sovintel offers one of the broadest range of products among alternative providers, and releases new products and enhancements to existing products in order to strengthen its market position. In addition, Sovintel trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe Sovintel has earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.

     Sovintel prices its services at a premium to those offered by the national monopoly operator and competitively with other alternative service providers within the market. Sovintel offers customers volume discounts for exceeding certain defined revenue thresholds. Although Sovintel publishes standard tariffs, currently it does not require regulatory approval to change its tariffs.

     Competition

     Sovintel competes principally on the basis of price, network quality, customer service and range of services offered. While Sovintel has a leading position in the corporate market, it faces significant competition from other service providers, including:

     - Comstar, a joint venture between Metromedia International Group, Inc. and Moscow City Telephone Network;

     - Combellga, a joint venture between Telenor and Comincom;

     - Global One, a subsidiary of the international venture Global One;

     - Moscow City Telephone Network, the incumbent operator in Moscow;

     - MTU-Inform, a company currently controlled by Sistema;

     - TelMos, a joint venture among Moscow City Telephone Network, Rostelecom and AT&T;

     - Petersburg Telephone Network, the incumbent local operator in St. Petersburg; and

     - Peterstar, an affiliate of PLD Telekom. PLD Telekom was acquired by the Metromedia International Group, Inc.

     In addition to CLEC services, all the companies listed above provide Internet solutions, and some also offer limited data transmission. Of Sovintel's competitors, MTU-Inform and Global One are market leaders in Moscow in the data services market. Numerous small and medium-sized Internet service providers compete for the corporate end-user market.

LONG DISTANCE SERVICES:

LONG DISTANCE SERVICES DIVISION OF TELEROSS

     The Long Distance Services division of TeleRoss operates a pan-Russian, satellite-based, domestic long distance network and, in cooperation with fourteen regional joint ventures and branches, is a provider of local access, international and domestic long distance services in the cities where the joint ventures are located. The satellite-based network is comprised of regional earth stations and VSATs supporting our long distance activities. Joint venture partners provide local access in the cities where TeleRoss operates.

     Services and Customers

     Public Switched Voice Telephony Services. The division provides switched voice services to its customers through local city switches connected to its earth stations and leased intercity fiber optic lines. When a customer in one of the fourteen TeleRoss regions makes a domestic long distance or an international call, it is typically transmitted to our Moscow hub by satellite. The call is then connected to the customer's destination through a land-based line that TeleRoss operates, through the Rostelecom network, or, for international calls, through our Sovintel international gateway. Telecommunications operators also rely on TeleRoss ventures to provide data and voice transmission.

     VSAT Satellite Services. We offer VSAT satellite services to customers located in remote areas that cannot be physically connected through terrestrial cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. TeleRoss's satellite transmission facilities connect these customers directly to TeleRoss's Moscow-based hub through a VSAT antenna installed at the customer's location.

     The division's customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     Marketing and Pricing

     The Long Distance Services division of TeleRoss and its regional ventures typically employ a direct sales force to market to corporate end-users. This sales force is combined with the Data and Internet Services division and consists of approximately 46 sales and account managers supervised by a western-educated and trained commercial director. In addition, a team of three regional sales managers are responsible for supporting the regional sales force and maintaining relations with our regional partners. We have introduced sales incentive plans to the regional ventures but TeleRoss depends on these ventures to implement these plans. In 2000 we began to offer a prepaid calling card service "Glagol," which means "to talk" in old Russian. This service promotes long distance calling services over our network in Russia.

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

DATA AND INTERNET SERVICES:

  Data and Internet Services division of TeleRoss

     The Data and Internet Services division of TeleRoss provides data transmission services, dedicated and dial-up Internet access, news and information services. We use leased capacity on land and satellite-based networks to provide these data services in more than 130 points of presence to create wide area networks. Through reciprocal cooperation agreements with other international operators, the division provides connectivity and delivery through its Commonwealth of Independent States-based network. International connectivity outside the CIS is provided through agreements with operators such as AT&T, Infonet, Ebone and Cable & Wireless. In the future we expect this division to target appropriate services and customers through business to business initiatives (B2B) and business to consumer (B2C) initiatives.

     B2B Services and Customers

     Data Transmission Services. The Data Services division of TeleRoss offers traditional and high-speed data communications services, using X.25, frame relay and asynchronous transfer mode technologies, to business customers who require wide area networks to link computer networks in geographically dispersed offices. Its major customers are large multinational corporations, financial institutions and small and medium-sized Russian enterprises. These customers require an integrated product offering, including network access and hardware and software solutions featuring installation, configuration and maintenance.

     Private Line Services. This division provides private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for voice and data applications.

     Information Services. We offer a variety of information services addressing the needs of professional markets. Today, these services address primarily the banking and financial industries with products such as S.W.I.F.T., Reuters, Bloomberg and MICEX (Moscow Inter-bank Currency Exchange).

     Dedicated Internet Services. We offer a dedicated Internet access service through our access and backbone networks. We provide our business customers with dedicated access to the Internet transmission network.

     Value-Added Services. We offer an increasing range of value-added services such as web design, web hosting and Internet Protocol or IP based Virtual Private Networks and we intend to increase our market position in these services to other Internet related products and services.

     In conjunction with our goal of increasing our web design capabilities, we reinforced our market leadership position in web hosting through the construction of a Managed Data Center, which was completed in December 2000. We expect to enjoy strong sales synergies among our web design, web hosting and other Internet service offerings. The Managed Data Center will also facilitate our entry into the Application Service Provisioning market, or ASP market.

     ASP refers to the technique whereby application software and the related data files are maintained by TeleRoss on one of our servers on behalf of a client. Access to the application and data is achieved through the Internet. We are currently undertaking ASP trials and are in discussion with a number of potential customers and partners for this type of application. The ASP market, which addresses B2B customer needs, is expected to grow rapidly across Western and Eastern Europe and we aim to be the market leader in Russia and the CIS in this new segment of the communications industry.

     Additionally, we are expanding our offering to include data warehousing and co-location facilities to our corporate clients.

     Voice over Data Services. Recently, there has been a significant trend toward routing voice traffic over the Internet using IP technology and TeleRoss is a leading provider of this service, known as "Voice over IP," or "VoIP." In addition to using TeleRoss' data networking services for typical Local Area Network to Local Area Network interconnections, many customers will also route their voice traffic over TeleRoss' frame relay data network in an effort to reduce overall telecommunications expenses. Voice over frame relay involves "packetizing" voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be "de-packetized" at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas. This new product offering will complement TeleRoss' other value-added data service offerings and allow us to further leverage our data network infrastructure investment.

     Equipment Sales. As part of our integrated service offering, we distribute, install, configure and maintain the equipment and software necessary to support the data requirements of our customers. We have distributor agreements with Cisco, Motorola and Nortel.

     We are well positioned to offer other value-added Internet services by targeting our existing large base of corporate networking clients and dedicated Internet access customers. We also provide dial-up Internet access to corporate end-users.

     Customers primarily consist of corporate network and corporate end-user customers

     B2C Services and Customers

     Dial-up Internet Services. We offer dial-up Internet services through our Russia-On-Line Internet portal, which commenced Internet services in 1995. Russia-On-Line was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. In addition, the company has added vertical Internet portals in the education and computer gaming categories of the Russian Internet. We have completed the integration of Glasnet, a business acquired June 30, 1999, that targeted mass-market consumers and Nevalink, a small service provider in St. Petersburg, which we acquired on December 1, 1999. Our dial-up access services are delivered in the regions through our domestic long distance infrastructure, which provides customers with access to the Internet and an array of proprietary Russian and English language information services, such as news and radio.

     The consumer dial-up access market has grown dramatically during the last year. As of December 31, 2000, Russia-On-Line had a subscriber base of approximately 66,000 subscribers with a total for Golden Telecom, Inc. of approximately 86,000 subscribers, including the subscribers of Golden Telecom (Ukraine),

KIS and Sovintel. In addition, Russia-On-Line is expanding into the regions of Russia, now covering 43 cities with its dial-up access. The acquisition of 51% of KIS in Nizhny Novgorod was part of our regional expansion strategy. Russia-On-Line currently utilizes an STM-1 fiber optic connection to the international world-wide-web and two STM-1 fiber optic connections to the Russian telecommunications network. In addition, Russia-On-Line recently added the first one-gigabit Ethernet connection to the Russian Internet. The consumer dial-up Internet access service has seen an increased utilization rate over the last year as subscribers have increased the number of hours spent online from approximately 22 hours to approximately 27 hours per month. We expect this utilization rate to continue to increase over the coming years as our expanded collection of Internet portals provide quality entertainment and information services to the Russia-On-Line subscriber base as well as other users of the Russian Internet.

     The Internet portals we acquired in 2000 complement the dial-up access service provided under the Russian-On-Line brand for the consumer market and provide a basis whereby the Russia-On-Line brand will generate revenues from the advertising and e-commerce markets which are beginning to evolve in Russia. These acquisitions were part of content strategy, which the company initiated at the end of 1999. In general, the company's strategy is to generate these revenues by offering a fully functional informational/entertaining content base which will be accessed at high speed through the TeleRoss Internet Protocol (IP) network. Russia-On-Line subscribers will be able to access the content on the Russia-On-Line Internet portals without experiencing delays related to the public telecommunications network in Russia. The Internet portals will also be available to other networks throughout the world-wide-web. Some services are likely to become premium services for the Russia-On-Line subscribers only.

     The Aport search engine, acquired as part of the Agama acquisition, has seen substantial growth in the number of users over the last year. With a new interface and the inclusion of the search engine into the Russia-On-Line base family, we expect the search engine to continue to see growth and market share gains over the next year. The Referat.ru and Absolute Games sites are being integrated into the main Internet portal. The catalog sites from Agama @Rus, and the stars.ru catalog from InfoArt are being merged into a single Internet portal. In general, we are continuing to realize the synergies between the content that has been acquired and the content which is continuously under development. Additionally, Russia-On-Line has acquired the rights to the "World Around Us" Russian language encyclopedia and will utilize this material to enhance the educational offerings.

     We will augment our dial-up Internet access service with a strong focus on the Internet advertising market. Internet portal development is a key element of our strategy and we intend to devote significant resources to attracting and retaining visitors on our portals and content sites.

     Marketing and Pricing

     The Data and Internet Services division of TeleRoss and the Long Distance Services division of TeleRoss, share a dedicated sales force in Moscow and St. Petersburg, consisting of approximately 46 sales and account managers. In addition to direct sales, our Internet access packages are distributed in Moscow through large retailers. In the regions, TeleRoss and its venture partners market the Data and Internet Services division's data product portfolio to help build cooperation with our local joint venture partners, who do not have the capability to offer a comparable range of data services, and to increase the customer base of both the Data and Internet Services and Long Distance Services divisions of TeleRoss.

     We price data services on a two-tier structure with high-volume users generally negotiating a monthly flat-rate fee and lower volume users paying a volume-based fee. Dial-up and dedicated Internet access customers pay a fixed monthly access charge plus an additional volume-based fee in an increasingly competitive market. At the end of 1999 we introduced a series of prepaid cards, which entitle the holder to utilize a certain amount of hours of dial-up Internet access.

     Competition

     Global One and Rostelecom are our primary competitors in the data services market. Cityline and MTU-Inform are the divisions' primary competitors in the Internet service provider market in Moscow. In the local Internet portal market Ros Business Consulting, Rambler and Yandex are the main competitors.

DATA AND INTERNET SERVICES DIVISION OF GOLDEN TELECOM BTS

     In February 2000, Golden Telecom BTS acquired Sovam Ukraine and has since integrated the network of Sovam Ukraine into the existing Golden Telecom BTS network.

     Services and Customers

     Data and Internet Services. The Data and Internet Services division of Golden Telecom BTS provides a private line service, an integrated voice and data ISDN connection, frame relay, ATM, X.25, and dial-up and dedicated Internet services. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs. The services and customers of Sovam Ukraine are being integrated into Golden Telecom BTS.

     Information Services. We offer access to a variety of information services addressing the needs of key professional markets. The Data and Internet Services division of Golden Telecom BTS provides conduits to airline reservations systems, as well as, financial and banking services (SWIFT) and news services (Reuters) in Ukraine.

     Voice over Data Services. This division intends to be a leading provider of voice over data services. There is a recent trend towards using VolP, which uses an IP technology that routes voice traffic over the Internet. This new product offering will complement Golden Telecom Ukraine's CLEC service offerings by offering international VoIP to corporate and mass-market customers.

     Dial-up Internet services. This division offers dial-up Internet access to customers under the SvitOnline brand.

     Customers for this division primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators. Internet services under the SvitOnline brand are also provided as a mass marketing offering with dial-up and pre-paid cards.

     Marketing and Pricing

     While emphasizing the quality and reliability of its services, this division positions itself as a price competitive service provider to businesses. Sales to our customers are made through a direct sales force, shared with the CLEC Services division, which consists of thirteen account managers in Kiev. Additionally, we have three account managers, which handle mass-market service offerings.

     Golden Telecom BTS has adopted an aggressive pricing policy for corporate end users in order to stimulate higher growth. Golden Telecom BTS is a fast growing Internet service provider for businesses in Ukraine in terms of incremental connections and market share. As a carrier for other Internet service providers, Golden Telecom BTS also offers an attractive pricing structure and expects significant growth of its already significant market share, especially in the regions of Ukraine. The increase in market share is expected through the provision of international private line connections, international frame relay connections and national corporate networks.

     Competition

     In Kiev, this division competes with Infocom, a majority state-owned operator, and several local Internet service providers that currently do not have a clear marketing strategy or consistency in the grade of service offered. We believe that because of our strong marketing position, ability to provide one-stop-shopping and high quality services with professional customer-care, we have a leading position in all segments of the corporate Internet market in Ukraine.

MOBILE SERVICES:

GOLDEN TELECOM GSM

     Golden Telecom GSM operates a cellular network using GSM-1800 cellular technology in Kiev and Odessa, where its network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM began cellular operations with a license allowing it to offer services in Kiev and the Kiev region. Golden Telecom GSM later obtained a national operating license and commenced operations in Odessa in August 2000.

     Services and Customers

     Mobile Services. Golden Telecom GSM provides two types of mobile services to its clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international access and value-added services such as voicemail, call forwarding, and conferencing. International roaming services with 65 operators in 43 countries are available to customers who subscribe to the expanded service offering.

     Golden Telecom GSM's customers consist of a broad spectrum of private and corporate users representing primarily the high-end mass market and business customer segments.

     Marketing and Pricing

     Golden Telecom GSM's network has the widest frequency bandwidth allocated of all cellular operators in Kiev, allowing it to deploy a high quality network throughout the city and thus market itself as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, Golden Telecom GSM focuses on providing a flexible and competitive tariff structure. Golden Telecom GSM targets two markets for its services. The subscription service is marketed as a high-quality service to private and business users providing clients with flexible tariff plans and a variety of value-added services. The prepaid package is targeted at younger, entry-level users, offering them mobile services without fixed contracts or monthly bills. Golden Telecom GSM makes wide use of advertising and brand promotions in order to grow and maintain its core customer base.

     The market is dominated by the main competitors, Ukrainian Mobile Communications (UMC) and Kyivstar GSM (Kyivstar), who have been battling over subscribers and in turn driving down the average revenues per user in this market. Golden Telecom GSM has had to significantly reduce its tariffs but has only managed to maintain revenues by increasing its subscriber base.

     Competition

     The Ukrainian cellular market is very competitive. UMC, Kyivstar and URS operate GSM-900 networks in Kiev. Ukrainian Mobile Communications and Kyivstar offer roaming services in major cities within Ukraine, including Kiev, and have recently received GSM-1800 licenses. Ukrainian Mobile Communications also operates a NMT-450 network throughout Ukraine. DCC operates an AMPS-800 network in Kiev and other regions in Ukraine.

EMPLOYEES

     On December 31, 2000, we and our consolidated subsidiaries employed a total of 944 full-time employees and our joint ventures, excluding MCT Corp., employed 504 full-time employees. On December 31, 1999, we and our consolidated subsidiaries employed a total of 604 employees and our joint ventures employed 742 full-time employees. Included in the number of full-time employees were 20 and 21 expatriates as of December 31, 2000 and 1999, respectively.

     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are generally good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

OUR LICENSES AND NETWORK FACILITIES

SIGNIFICANT LICENSES

     Our subsidiaries and ventures hold the following licenses in Russia and Ukraine, which are materially significant to their operations:

          Switched Services. In Russia, we hold several licenses for switched services. Sovintel holds two licenses. The first license was issued to Sovintel by the Ministry of Communications and authorizes Sovintel to provide local, intrazonal, intercity and international telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on July 20, 2005. The second Sovintel license authorizes the provision of the same services in different regions and expires on March 17, 2008. On April 27, 2000, a five-year license was reissued to TeleRoss for provision of local and intercity services in 44 regions including the cities of Moscow and St. Petersburg. This license allows our networks in these regions to interconnect with the local public network. In addition, on April 7, 2000 Sovintel was issued a five-year license to provide local, intercity and international lines through a dedicated network in six regions including Moscow and St. Petersburg. In Kiev, Ukraine, we hold licenses for provision of overlay network services, including local, domestic long distance and international long distance services, in the name of Golden Telecom (Ukraine).

          Leased Circuits. On October 23, 1998 TeleRoss was issued a license to lease international circuits in fourteen regions, including Moscow. This license will expire on August 22, 2002. On April 9, 1999 TeleRoss was issued a five-year license to lease local, intrazonal, intercity and international circuits in forty-two regions of Russia, including Moscow and St. Petersburg. On April 27, 2000 TeleRoss was issued a five-year license to lease local and intercity circuits in forty-three regions of Russia, including Moscow. In September 2001 Sovintel's current license to lease local, intercity and international circuits in the territory of Moscow, the Moscow region and St. Petersburg will expire and Sovintel will apply for a new license. We expect the new license to be issued in due course.

          Data Services. On April 9, 1999 TeleRoss was granted a five-year license to provide data transmission services via a dedicated network to seventy-four regions covering a large portion of Russia. The license permits TeleRoss to interconnect with other data transfer networks in Russia. A similar license was issued to Sovintel on January 25, 1999 for Moscow, the Moscow region, St. Petersburg and the Leningrad region. This license will expire on June 26, 2003.

          Local Access Services. The five-year license issued to TeleRoss on April 27, 2000 authorizes TeleRoss to provide local telephone service to 150,000 subscriber local access lines in Moscow and 22,000 subscriber local access lines in various regions of Russia.

          Telematics Services. A five-year license was granted to TeleRoss on April 9, 1999 to provide telematics services for subscribers in Moscow. A similar five-year license was granted to TeleRoss on April 7, 2000 for subscribers in seventy-three regions of Russia. On January 15, 1999, Sovintel was issued a telematics license for subscribers in Moscow, the Moscow region, St. Petersburg and the Leningrad region. This license will expire on June 26, 2003.

          Mobile Services. Golden Telecom (Ukraine) holds an operating license for mobile services in Kiev and surrounding regions which expires in 2007. The associated frequency licenses expire in 2012 and 2014. In addition, Golden Telecom (Ukraine) received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until 2009, as well as a frequency license for Odessa and the Odessa region valid until 2010. Golden Telecom (Ukraine) also holds a relay license for Kiev and the Kiev region which expires on January 25, 2005 and for the Odessa region which expires on August 2, 2015.

NETWORK FACILITIES

     Our telecommunication networks reflect the licensing regime adopted by the Ministry of Communications and consist of technologically advanced systems designed for businesses and other high usage customers.

We own the electronic hardware and software elements of the network, including transmission equipment, and depending upon economic and strategic criteria, we own or lease the network transport elements.

Metropolitan Area Networks

     In Moscow, Kiev and St. Petersburg, we operate metropolitan area networks
(MANs) through the CLEC Services Division of TeleRoss, Sovintel and Golden Telecom (Ukraine). In each of these locations, we own or lease local access lines and private branch exchanges (PBXs), local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone. Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow city public telephone network. The elements of this Moscow MAN operated by the CLEC Services division of TeleRoss and Sovintel include the following facilities:

     - Access lines supporting approximately 75,000 local access numbers connecting approximately 2,500 buildings to more than 400 PBXs. These PBXs are often located on customer premises to distribute advanced telephony services in those premises to the end-users. These PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network;

     - A network of 16 hub PBXs connected to the fiber optic network, complemented by a Nortel DMS 100E local switch with advanced functionality. These hub PBXs act as traffic aggregators for our 400 PBXs located in customer premises;

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

     - A Nokia DX200 local and tandem switch, with 150,000 operational local numbers, is interconnected to the local public switched telephone network via our backbone fiber optic network and leased channels; and

     - A fiber optic backbone and access network based on Synchronous Digital Hierarchy technology, consisting of approximately 700 kilometers of fiber optic cable in service. Our network interfaces with over 78 local/tandem switches of the Moscow public telephone network and Rostelecom's long distance and international network to provide full interconnectivity between the Nokia DX200 tandem switch and the public switched telephone network.

     Sovintel provides local access for its data service offering in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks in cases where our data customers are not otherwise on our network. In these circumstances, involving approximately half of our Moscow data customers, we lease local access from Moscow City Telephone Network, Combelga, Macomnet, Golden Line and other competitors. Thus, our customers for data services may use the same local access as provided by their voice service providers.

     Sovintel's St. Petersburg network consists of two hub PBXs interconnected to the St. Petersburg public telephone network through St. Petersburg City Telephone Network, with capacity for 2,000 local numbers, and twenty PBXs that are installed on customer premises and within business centers. We have constructed approximately 170 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network. This is complimented by TeleRoss's data and IP network with an additional 30 kilometers of fiber optic cable and STM-4 capacity on our international cable system.

     In Ukraine, Golden Telecom (Ukraine) provides local exchange carrier services through our MAN in Kiev. Golden Telecom BTS provides last mile connections (both copper and fiber optic) from three large

PBX switches acting as central offices in the city and a large quantity of smaller PBXs. In Kiev, we have constructed a 163-kilometer fiber optic ring consisting of a main loop and five sub-rings. We plan to extend the total fiber optic network to serve additional customers. We have also constructed a data network consisting of seven data switches.

     We offer combined voice and data services with access to the local public switched telecommunications network (PSTN) in 16 different major metropolitan areas in Russia through our Data and Internet and Long Distance Services divisions of TeleRoss. Depending on the region, we have between 100 to 1,000 local lines in service, for a total combined capacity of more than 5,000 lines. Last mile access to the customers is usually provided through leased copper or fiber optic lines.

     The Data and Internet Services division of TeleRoss also employs dial-up Internet access servers using more than 1,000 dial-up lines in 43 cities in Russia, Ukraine, Kazakhstan and Uzbekistan, allowing our customers Internet access through a local call. This dial-up roaming service is also available in over 80 countries through the international data-roaming entity, GRIC Dial. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and internationally, call a local access number, and access the Internet. This service may further expand with the development of our network.

     We are continuing to review alternative access technologies with technology providers, our partners, and other providers in the Russian Internet market. We are establishing and building a premium Internet network for our subscribers, and to this end we were the first to order Gigabit Switch Routers (GSR) from Cisco for the Russian market. Currently we have two of these routers in major traffic points in our network, and we will be expanding, as necessary, with similar or other large-scale technologies in the future. As of December 2000 there were almost 3,000 modems available for access in Moscow, and more than 4,000 modems throughout the Russia-On-Line network. We are continuing to expand our modem pools as necessary to meet market demands, subject to the limitations of the infrastructures that are currently in place. In all cases, our major backbone links are 100% redundant and provide immediate backup and recovery facilities.

     The hub of our Internet Protocol network is our Internet Data Center in Moscow. This location has redundant power supplies as well as high level security and fire systems. The center was built taking world class standards into consideration. In addition, during 2000, our Network Monitoring Center was completely refurbished to aid in preventative and reactive maintenance of the backbone.

International Networks

     Sovintel and the Long Distance Services division of TeleRoss provide international switched voice, data and IP services in Russia using leased transmission capacity that they obtain from Rostelecom and Transtelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, Golden Telecom (Ukraine) leases capacity from Ukrtelekom for domestic segments and international operators for international segments. We operate two international gateway switches. One switch, Sovintel's Nortel DMS 300, is located in Moscow, and the other international gateway switch, Golden Telecom (Ukraine)'s Siemens EWSD, is in Kiev. These international gateway switches carry our international switched voice traffic to international operators with which we have interconnect and settlement agreements.

     The Data and Internet Services division of TeleRoss uses Nortel asynchronous transfer mode Passport technology for its core data network to provide certain international private line circuits and international data transmission services, such as X.25, asynchronous transfer mode and frame relay and Cisco routers for Internet access. The Data and Internet Services Divisions of TeleRoss and Golden Telecom BTS lease domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, Transtelecom, Ukrtelekom, Rascom and Sonera. International segments of these offerings are provided in cooperation with international operators such as Sonera, Ebone, Cable & Wireless, AT&T and Infonet. In Ukraine, international outgoing and incoming traffic is similarly routed by Golden Telecom (Ukraine) via fiber optic cable to Ebone, Cable & Wireless, Sovintel in Moscow and several other international operators. In addition to their terrestrial network, the Data and Internet Services and the Long Distance Services divisions of TeleRoss also use satellite transmission to offer the same services between Moscow and other major Commonwealth of Independent States cities such as Almaty, Tashkent, Tbilisi and Baku.

     Additionally we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm from Sonera and its subsidiary companies. In Stockholm, this capacity connects directly to the Ebone network, providing access to complementary broadband Internet and data networks in Europe and the United States of America. The capacity on the Sonera fiber optic network was acquired on February 7, 2000, through a 10-year lease agreement with an option to renew for 5 years. Initially the equivalent of an STM-1 (155 Mbps) was activated in March 2000 and the capacity was incrementally upgraded to STM-4 (622 Mbps) in August 2000 and to STM-16 (2.4 Gbps) in the first quarter of 2001.

Domestic Long Distance Networks

     TeleRoss developed a land and satellite-based regional network to provide domestic long distance and data services in Russia. Our land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom and Transtelecom. We use this land-based network primarily to serve our regional Data and Internet businesses. This network together with our satellite-based network currently accesses more than 130 different points of presence across Russia and in certain other large cities in the Commonwealth of Independent States. We may further develop our land-based network to meet the demands of our customers, especially customers in our Data Service division.

     TeleRoss also leases capacity on a satellite transponder (72 MHZ) from Intelsat in accordance with the terms of a five-year lease, which expires in March 2004. The coverage area of this satellite, or "footprint," includes the full territory of Russia and other countries of the Commonwealth of Independent States. Using this leased satellite transponder, TeleRoss serves fourteen Regional Earth Stations (RESs) and 26 VSAT stations across the country. A VSAT is a relatively small satellite antenna, typically 1.5 to 5 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located. TeleRoss's central hub in Moscow interconnects with the Moscow-based international, domestic long distance and local facilities of TeleRoss and Sovintel.

     TeleRoss developed land-based technology in parallel with a satellite network for a number of reasons, including the following:

     - Fiber transmission is more suitable for data applications than satellite transmission because of fewer transmission delays;

     - VSAT technology is expensive for customers with limited capacity requirements; and

     - There is no "public data network," so we need to establish land-based points of presence in each location where customers require data services.

     We are implementing a strategy to integrate the land-based and satellite networks and to integrate the different technologies integral to each, thereby developing a single, multi-purpose network. The technologies required to carry voice over packet networks, such as voice over frame relay, voice over Internet Protocol and voice over asynchronous transfer mode, have become available and allow for such network integration. This integration may benefit us in different ways:

     - Creates a possibility to carry voice "on net" between multiple locations. This application was not possible with a satellite-only network because the time delays in consecutive satellite "hops" are impractical for efficient communications at multiple locations;

     - Creates a possibility to terminate traffic in significantly more points of presence. Points of presence established originally for data services may be extended to carry voice over an interface to a local voice operator, allowing us to extend our service offering to other operators;

     - Improves network resilience both for voice and data networks through the optimal combination of land-based fiber and satellite transport capacity; and

     - Enables us to operate an integrated network over which we could offer voice, data and Internet services.

     We have already upgraded 18 points of presence to carry packet switched voice, and we intend to upgrade other points of presence to provide this capability as well.

Mobile Network

     Golden Telecom (Ukraine) operates a GSM-1800 network in Kiev, Ukraine and the immediately surrounding areas with a mobile switching center and 58 base stations. In August 2000 we commenced operations in Odessa, Ukraine and now have a mobile switching center and 28 base stations. The networks also include various value-added service platforms offering voicemail, short message service, and prepaid cellular administration.

THE ENVIRONMENTS IN WHICH WE OPERATE

     To facilitate a more complete understanding of our business and our operations, this section provides an overview of some of the key features of the markets where we operate and derive substantially all of our revenue. These overviews focus on our two largest markets, Russia and Ukraine and include:

     - An overview of the telecommunications markets;

     - An overview of the political and economic environment;

     - An overview of the legal, tax and regulatory regimes.

OVERVIEW OF TELECOMMUNICATIONS' MARKETS IN RUSSIA AND UKRAINE

     The Telecommunications' Market in Russia. Prior to the early 1990s, the telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local operators, which we refer to as the local telcos, provide local exchange services for customers within their regions, but they are not licensed to provide domestic long distance or international services. Likewise, Rostelecom is prohibited from offering local exchange and local access services. In the incumbent network domestic long distance calls to and from areas outside the local telcos' service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

     The disintegration of the Soviet Union and the collapse of the centrally planned economy reduced the funding available to the local telcos at a time when demand for telecommunications was increasing. The growth in the Russian telecommunications industry since the early 1990s has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by mobile telephony users. The growth in Moscow accelerated as multinational corporations established a presence in the capital and Russian businesses expanded. The formerly state-owned local telcos, however, which generally employed an outdated, dilapidated infrastructure, could not support the requirements of high-volume consumers of sophisticated telecommunications services. As a result, the inadequacies of the existing legacy networks constructed during the Soviet era became more apparent. Further, the proceeds received by the Russian government from the privatization of state telecommunications assets were not used for the infrastructure improvements required to meet increased demand. As a result, the Ministry of Communications issued licenses to domestic and foreign funded companies to encourage investment in the telecommunications infrastructure. The licensing structure adopted by the Ministry of Communications directly reflected the areas of the legacy networks in most urgent need of investment. Generally, voice and telephony licenses were issued to provide local access, local exchange, international and domestic long distance services.

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

     In September 1995, the Russian government established Svyazinvest as a holding company for the state's telecommunications assets. Svyazinvest now holds the Russian government's equity interests in all the local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. The Russian government repeatedly stated that it intends to sell a further 25% minus two shares but has not completed any tenders. In 2000 the government announced a plan to restructure and consolidate Svyazinvest's holdings. Svyazinvest currently owns controlling voting interests in over 80 local telcos and Rostelecom and owns substantial equity interests in four other local telcos, including Moscow City Telephone Network.

     The August 1998 Russian financial crisis severely restricted the profitability of the local telcos and their ability to make payments on liabilities denominated in foreign currencies and their ability to access new capital. The crisis also had a negative effect on demand for telecommunications services and on the ability of some customers to make timely payments. Since the August 1998 Russian financial crisis, we have seen continued reductions in per minute tariffs, in US Dollar terms, due to ruble devaluation, competitive pressures and also following the world-wide trend of reduced tariffs. This has led to reduced revenues for many operators but the effect on the margins in the industry has been partially mitigated as reduced costs in per minute settlements to be paid to other operators have also declined.

     In 2000 traffic volumes surpassed the levels carried by our network prior to the crisis, which we believe indicates an expansion in the Russian economy, especially within the telecommunications industry.

     The Telecommunication's Market in Ukraine. The evolution of the telecommunications sector in Ukraine is similar to that in Russia. The infrastructure is outdated, the industry is inefficient and provides low-quality services, and many tariffs are set as a result of political considerations.

     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. The Ukrainian government has attempted to attract foreign investment by entering into joint ventures with foreign operators and by allowing private operators into the market. Legislation has been created and adopted by the Ukrainian Parliament which provides guidelines for the partial privatization of Ukrtelecom, the Ukrainian incumbent public operator.

     The State Committee of Communications is the regulatory body that oversees the Ukrainian telecommunications industry. The Committee has responsibility for the management of state telecommunications holdings, licensing, and setting tariff regulations. Tariffs for local calls and calls between and within regions are set at levels far below those which would prevail in a deregulated market.

     Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country. Utel, a venture in which Ukrtelecom is currently the principal, is the dominant national and long distance operator. Golden Telecom (Ukraine) is the primary competitor to Utel in the capital city of Kiev. Ukrtelecom was formed as a holding company for the state's telecommunications interests, including 24 regional local telcos, two municipal telecommunications operators, and the national transmission networks, along with broadcasting, research and satellite assets.

     Utel was formed in 1992 as a joint venture between AT&T, Deutsche Telekom, PTT Netherlands and Ukrtelekom and became the country's sole international carrier with an effective monopoly over Ukraine's international traffic. In return for this concession, Utel was required to make infrastructure investments, primarily in digital switches, throughout Ukraine. Utel today provides domestic long distance and international services. In preparation for the privatization of Ukrtelekom, the government has initiated a buy out of its foreign partners in Utel to enhance the value of any future privatization offering.

     Public switched voice telephony in Kiev is delivered through a layered hierarchy similar to that used in Moscow. We connect our customers using our local access network with fiber optic and copper-based facilities, which provide direct interconnection with the Kiev city telephone network.

     The Ukrainian mobile telecoms market is currently served by five operating companies. Ukrainian Mobile Communications was the first operator to be licensed in Ukraine using NMT-450 technology. The original license for this incumbent allows it to receive permits and licenses for virtually any and all other standards. UMC operates a GSM-900 network and recently received approval to implement GSM-1800. Other GSM-900 operators are Kyivstar and Ukrainian Radio Systems, also known as Wellcome. Golden Telecom (Ukraine) commenced operations in accordance with its GSM-1800 license in late 1996. A second

GSM-1800 license was issued to Astelit in 1998 but it has yet to launch commercial service. There is one licensed DAMPS operator in Ukraine, Digital Cellular Communications.

OVERVIEW OF THE POLITICAL AND ECONOMIC ENVIRONMENT IN RUSSIA AND UKRAINE

     Russia's Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the Duma, and an underdeveloped judicial branch. Boris Yeltsin was elected to a second term as President in July 1994 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000.

     Prior to his election to the presidency, President Putin was appointed Prime Minister by former President Yeltsin and confirmed by the Duma on August 16, 1999. Prior to his appointment as Prime Minister, President Putin served as the Head of the Russian Federal Counter-Intelligence Agency and as the Head of the Internal Controls Department of the President's Administration. President Putin has stated that he intends to follow his predecessors' policies but with an increasing emphasis on the fight against corruption and the effective exercise of the power of the state. With the frequent changes of government in Russia and the other countries of the Commonwealth of Independent States government policies are subject to rapid and potentially radical change. Duma elections were held in Russia in December 1999 and the political party most closely associated with the President Putin, Unity, scored large gains and subsequently formed an unexpected alliance with the Communist party to divide control of the Duma. More recently, the Communist party introduced motion in the Duma calling for a no-confidence vote to remove the current government formed by President Putin and led by Prime Minister Mikhail Kasyanov.

     The political and economic changes in Russia over the last ten years have resulted in significant dislocations of authority. As a result of the frequent turnover at the federal government level, the continuing absence of an effective central government and direct elections at the local level, certain regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal elements have taken advantage of these dislocations. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions.

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

     Russia's Economic Environment. Before the August 1998 financial crisis, the Russian government and Central Bank took measures to stabilize a deteriorating economy and provide adequate liquidity, including the August 17, 1998 decision to allow the ruble's value to float between 6.0 and 9.5 rubles to the US dollar. In the immediate aftermath of the crises, the ruble's value declined substantially below the 9.5 ruble/US dollar floor set on that date, but in the last year has settled at approximately 27-29 rubles/US dollar. World oil prices have contributed to the recent relative stability of the ruble as the Russian Central Bank has reported hard currency reserves of over US$25 billion during the first quarter of 2001. According to government figures, inflation has come under relative control since the crises with annual inflation numbers for 1998 at 84%, 1999 at 36% and

20% for the year 2000, but as the Central Bank continues to print rubles to acquire hard currency from exporters, some economists predict that inflation could dramatically increase in 2001. Russian government officials have also reported an estimated current trade surplus of US$50 billion to US$60 billion and gross domestic product increase of over 7% in 2000 as compared to 1999. These positive economic indicators must be considered in the context of Russia's status as a major exporter of oil and any decline in world oil prices may severely impact the value of the ruble and the continued development of Russia's economy.

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

     Meanwhile, the Russian government has concluded a restructuring agreement with the London Club and continues to negotiate with the Paris Club of creditors for a restructuring of debt Russia inherited from the former Soviet Union. The aggregate debt to the Paris and London Clubs totals over $60 billion. President Putin's government has publicly stated that it will insure that payments are made to the Paris Club during 2001 and has instructed his government to amend the state budget to insure payment. The ability of Russia to make the payments to the Paris Club is dependent upon anticipated extra-budgetary revenues derived from higher than budgeted revenues derived from oil sales, proceeds from privatization, and the ability of the Russian government to attract domestic loans.

     Russian and other Commonwealth of Independent States businesses have a limited operating history in market-oriented conditions. Many Russian banks are undercapitalized and continue to have cash shortages. The Russian Central Bank has reduced banks' reserve requirements in order to inject more liquidity into the Russian financial system, but has stressed that it will not bail out the weaker banks. Many of these banks are expected to close over the next several years as a result of bank failure and anticipated consolidation in the industry. Owing to a chronic lack of transparency in the banking industry, it is very difficult to determine the relative stability of the vast majority of banks.

     Ukraine's Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine's first President Leonid Kravchuk led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kuchma succeeded him. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five-year term in November 1999.

     Valery Pustovoitenko became Prime Minister in 1998, replacing Pavel Lazarenko who is now the subject of criminal inquiries relating to corruption and money laundering in Switzerland and Ukraine. Following the re-election of President Kuchma, the previously socialist/Communist dominated Parliament, the Rada, shifted to a right-wing/centrist majority. The Rada has been less combative than its Russian counterpart although it has historically been slow to support reforms. The Rada experienced a period of instability in January 2000 when the continued lack of cooperation between Rada factions culminated in a protest whereby the right/center Rada members walked out of the legislature building, elected their own speaker, and held session in another building. The stalemate ended with all Rada members reconvening in the main government assembly building.

     President Kuchma appointed the former governor to the National Bank of Ukraine, Victor Yuschenko, to the position of Prime Minister in December 1999. Prime Minister Yuschenko is known as a reformer and immediately named other reform-minded officials to key Cabinet posts. A growing division has developed between the President and Prime Minister due to disagreements about the ways in which reform might best be conducted. The Prime Minister is supported by foreign governments intent on continuing financial aid programs contingent on substantial compliance with certain reform-oriented terms and conditions. The President has opposed many measures and, thus, reform has progressed slowly. He recently dismissed the energy minister Yulia Timoshenko, who was believed by many to have carried out beneficial reforms in the energy sector. The President has been accused of protecting the interests of oligarchs in the region rather than pursuing a transparent reform program.

     The President has most recently been embroiled in a growing scandal surrounding the disappearance of an outspoken journalist who founded an Internet based news site and who was often critical of President Kuchma's regime. A body believed to be that of the journalist was found near Kiev in November. More significant, tape recordings, allegedly made in the President's office by a former security official, appear to implicate the President as being somehow involved in the disappearance. The tapes also include conversations depicting a political environment rife with graft and corruption.

     Ukraine's Economic Environment. In September 1996 a new currency, the hryvna, was introduced, replacing the temporary karbovanets (coupons) that were in circulation following the country's independence from the Soviet Union. The National Bank of Ukraine, the nation's central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from Parliament. The government has attempted to gain more direct control and influence over the activities and policies of the National Bank of Ukraine but has yet to practically establish these controls. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. It has remained relatively stable due to support from the International Monetary Fund and World Bank although the IMF has temporarily suspended the further issuance of credits under an Extended Funding Facility citing slow reform and the need for government restructuring. The IMF has also recently initiated an investigation of alleged improper use of funds previously given to Ukraine.

     Ukraine's fiscal budget and economic stability is dependent upon continued support from foreign lending institutions. Although negotiations with the IMF and other creditors appear to be proceeding well there can be no assurance that Ukraine will continue to receive funding from the IMF or any other lending institution. There can also be no assurance that Ukraine will be able to continue to restructure its foreign debt.

OVERVIEW OF THE LEGAL, TAX AND REGULATORY REGIMES IN RUSSIA AND UKRAINE

     Russia's Legal, Tax and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While a rudimentary legal framework has partially developed, legislation is often inconsistent, contradictory, poorly drafted and unclear. This general characterization is particularly applicable to corporate governance regulations and tax legislation. During 2000, at the urging of President Putin's government, the Duma approved the first two parts of the revised and reportedly simplified Russian Tax Code. Still, ambiguities in the law are exploited by bureaucrats struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary lacks the power necessary to enforce its judgments and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary is not unusual. Hence, in such an environment, contracts are frequently unenforceable in courts of law.

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

     Recently the Russian Ministry for Anti-Monopoly Policy (MAP), the state agency responsible for establishing and enforcing the state's anti-trust policies, unexpectedly adopted a policy position whereby each licensed telecommunications operator, including the Golden Telecom operating companies, may be classified as a "monopolist." Minsvyaz publicly stated its opposition to this regulatory policy, but in the event that the MAP policy is enacted, telecommunications operators may be facing increased state regulation, including tariff regulations.

     Generally, taxes payable by Russian companies are numerous and substantial. They include taxes on profits, revenue, assets and payroll, as well as value-added tax. The first two parts of the recently enacted Tax Code represent an attempt to rationalize the federal tax system. The effect of the new Tax Code on our operations should become increasingly evident as the new Code is implemented during the year 2001. We expect an overall reduction in our Russian tax burden. For example, under the new Tax Code, taxes calculated on the basis of revenue have decreased from 4% to 1% of revenue while unified payroll taxes are expected to decrease from about 38% to about 20%. The rate for calculating corporate tax on profits has increased from 30% to 35% but we do not anticipate that this increase will have a substantial impact on our overall tax burden owing to our substantial carry forward tax losses and debt burden.

     Russian companies within the same ownership group cannot be consolidated, and therefore, each company must pay its own Russian taxes. Because there is no consolidation provision, dividends are subject to Russian taxes at each level that they are paid. Currently, dividends are taxed at 15% and the payor is required to withhold such tax when paying dividends, except with respect to dividends paid to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. To date, the system of tax collection has been relatively ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. This history, plus the continuing possibility of large government budget deficits, raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect us.

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

     In addition, the new Tax Code authorizes Russia's regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have established a local sales tax at rates of 4 percent and 5 percent, respectively. Effective January 1, 2001 the rate for Moscow increased to 5 percent.

     Pursuant to the Communications Law and subsequent governmental decrees, the Ministry of Communications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with the Ministry exercising responsibility over the issuance of operator's licenses and the supervision of each of those organs. The State Service for the Supervision of Communications (Gossvyaznadzor) is empowered to issue certain permits required for network operation and for the importation and use of telecommunications equipment. Gossvyaznadzor conducts periodic inspections to determine an operator's compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to recommend to the Ministry that a license should be suspended or revoked. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

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

     Legislation and normative acts specific to the telecommunications industry provide the regulatory framework that guides our operations. Specifically, Russian Federation Law No. 15-FZ of February 16, 1995, On Communications, outlines the regulatory framework for the telecommunications industry. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

     Pursuant to Article 15 of the Communications Law, any entity that offers any communications service must obtain the appropriate license from the Ministry of Communications in accordance with the Communications Law and relevant licensing regulations. In fact, neither the Communications Law nor such regulations provide clear guidelines or base standards for the issuance or extension of a license and the Ministry exercises broad discretion when determining whether to approve a license application and when setting the terms and conditions of the license. Telecommunications licenses are typically issued for terms between three and ten years, and are not transferable.

     Article 17 of the Communications Law provides that communications networks and facilities in Russia may be owned by legal entities and individuals acting as communications operators, including foreign organizations and individuals.
Article 18 of the Communications Law states that foreign investors may participate in the privatization of state-owned communications enterprises within limits established by relevant privatization legislation. Contrary to this provision, recent pronouncements from the Ministry indicate that the government is reconsidering the efficacy of foreign controlled telecommunications operators.

     It can be difficult and expensive to comply with applicable Russian telecommunications regulations. For example, the Communications Law provides that telecommunications in Russia are confidential and may only be intercepted by a court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the Federal Security Service, a government agency that is responsible for electronic surveillance. SORM requires telecommunications networks to facilitate monitoring of electronic traffic. Many operators and commentators consider that SORM, as applied, is inconsistent with the privacy provisions of the Russian constitution. Full compliance with SORM may expensive, burdensome and unconstitutional, yet noncompliance with SORM may lead to the administration of fines, penalties or the revocation of our operating licenses.

     Ukraine's Legal, Tax, and Regulatory Regime. A primary contributor to the relatively slow pace of reform in Ukraine has been the absence of a coherent and enforceable legal framework to facilitate widespread privatization of government assets. As an example, the privatization of Ukrtelecom, the State telecommunications monopoly, has been repeatedly delayed because of the absence of key laws required to enable such privatization. The new government headed by Prime Minister Yuschenko has acknowledged this deficiency and has stated its intention to address this issue. Privatization of Ukrtelecom and other government assets in the chemical and energy sectors have been identified as priorities for the year 2000.

     As with other former Soviet Republics, Ukraine is plagued with widespread corruption and criminal activity. Organized criminal groups are active throughout Ukraine. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. Although we do not believe we have been adversely affected by these activities to date, organized or other crime could in the future have a material adverse effect on our operations and the market price of our common stock.

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

     The regulatory framework governing the telecommunications industry in Ukraine, while relatively less developed and less comprehensive, is generally similar to the Russian regulatory framework. In the Ukrainian framework, the Ministry of Communications and the position of Minister of Communications is supplanted by the State Committee for Communications headed by the Chairman of the Committee. A new draft of the telecommunications law has been prepared and is being reviewed by the government.

     In August 2000, Ukrainian legislation removed the limitation on the establishment and operation of telecommunications ventures that are more than 49%-owned by foreign investors. Although we do not believe that the previous prohibition extended to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary, it is now beyond dispute that foreign entities may wholly own and control Ukrainian telecommunications operators.

     The Ukrainian government imposed substantial frequency permit fees in connection with providing GSM service in Ukraine, and as a result Golden Telecom (Ukraine) paid a one-time $2.9 million frequency license fee on Golden Telecom (Ukraine)'s frequency license. In May 1999, the Cabinet of Ministers of Ukraine passed a resolution which would, if it had been enforced, effectively increase our monthly frequency use fees from $25,000 per month to $250,000 per month for the period July-December 1999. This resolution was suspended prior to implementation. Additional fees may be imposed in the future upon the re-issuance or renewal of our licenses or for the continued use of assigned frequencies as Ukrainian officials attempt to offset budgetary shortfalls with taxes and levies aimed at the mobile phone services industry. Ukrainian international operators are also required to make yearly investments into PSTN as a condition of their international licenses.

                FACTORS THAT MAY ADVERSELY AFFECT FUTURE RESULTS

          RISKS ASSOCIATED WITH DOING BUSINESS IN RUSSIA, UKRAINE AND
           OTHER COUNTRIES OF THE COMMONWEALTH OF INDEPENDENT STATES

     We generate substantially all our revenues from operations in Russia, Ukraine and other countries of the Commonwealth of Independent States. All companies operating in the Commonwealth of Independent States, including our company, face significant political, economic, regulatory, legal and tax risks, as described below.

CONTINUING POLITICAL INSTABILITY IN THE COUNTRIES WHERE WE OPERATE COULD DEPRESS FOREIGN AND LOCAL INVESTMENT AND SPENDING, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Since the dissolution of the Soviet Union in December 1991, Russia, Ukraine and the other countries where we operate have been undergoing significant political and economic transformation, the result of which is a generally unstable political climate characterized by frequent changes in governments, political gridlock in the legislative process, widespread corruption among government officials and a significant rise in organized crime and other criminal activity.

     This political and economic instability in Russia, Ukraine and the other countries where we operate could disrupt the direction and the pace of political and economic development. Such a disruption could discourage foreign and local investment and spending, in which case demand for our services could decrease and our results of operations could deteriorate. If this were to occur, then the market price of our stock could decrease.

THE LACK OF CLEAR JURISDICTIONAL BOUNDARIES BETWEEN CENTRAL, REGIONAL, AND LOCAL AUTHORITIES IN RUSSIA CREATE A VOLATILE OPERATING ENVIRONMENT

     The relatively new constitutional system adopted by Russia in 1993 does not specifically delineate jurisdictional divisions between central, regional and local authorities and during the past several years, regional and local authorities have acquired a measure of autonomy. Since assuming power, President Putin has attempted to reassert central control over Russia's numerous and diverse regions. To the extent that regional and local authorities resist any realignment of power, President Putin's assertion of central authority may lead to tensions or even destabilizing conflict between federal authorities in Moscow and powerful political and financial figures in the regions. In this environment, businesses that operate in Russia's regions are subject to sometimes inconsistent and conflicting demands from central, regional and local authorities, especially in areas concerning state revenue collection. Further, local and regional interpretation of regulations governing the telecommunications industry may conflict with federal interpretation of the same regulations. The lack of clearly delineated jurisdictional boundaries creates an uncertain and volatile operating environment wherein it can be very difficult to implement a consistent operational strategy.

POLITICAL AND ECONOMIC INSTABILITY IN RUSSIA AND UKRAINE COULD CONTINUE TO ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND OUR ABILITY TO COLLECT ON OUR INVOICES

     After August 1998, the Russian and Ukrainian economies entered into an economic downturn that was exacerbated by political instability. Although the political situation in Russia may have recently stabilized somewhat as demonstrated by the December 1999 Duma elections, the resignation of former President Yeltsin, and the election of President Putin, if the political situations in the countries in which we operate, especially Ukraine, do not stabilize and if their economies do not strengthen, we expect that demand for our services will remain depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies has also weakened the financial condition and the results of operations of many of our customers. As a result, some of these customers were unable to pay our invoices or maintain their telecommunication services, and our revenues suffered accordingly.

     The August 1998 Russian financial crisis caused a substantial decline in the demand for our services. For example:

     - Sovintel's revenues in July 1998 were $11.8 million. In September 1998, they decreased to $10.2 million. In December 1998, revenues were $7.3 million in December 1999 revenues were $7.5 million.

     - Sovintel logged 5.2 million outgoing international minutes in July 1998. In September 1998, outgoing international minutes decreased to 4.4 million. In December 1998, outgoing international minutes were 3.3 million, and in December 1999 they were 4.8 million.

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

     Demand for our services has recovered since the August 1998 Russian financial crisis and recent trends indicate that we have surpassed pre-crises traffic levels for some of our services, however our demand could again become depressed if the Russian and Ukrainian political and economic situations deteriorate.

THE RUSSIAN MONETARY AND CURRENCY CONTROL SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES TO HARD CURRENCY AND MANAGE CASH FLOWS

     The Russian government's default on its obligations to make payments on its internal debt in August 1998 triggered a substantial decline in the value of the ruble and the bankruptcy of a number of prominent Russian banks and businesses. As a result, the value of the ruble against the US dollar fell significantly, and this decline has negatively affected, and continues to affect, our financial performance. Our consolidated and non-consolidated entities recorded an aggregate $13.1 million pre-tax charge in the third quarter of 1998, $5.3 million in fiscal year 1999, and $2.0 million in fiscal year 2000. These charges related primarily to foreign currency exchange losses for ruble-denominated net monetary assets. Continued decline in the value of the ruble would negatively affect our results of operations and could require us to record another significant pre-tax charge.

     The ruble is generally non-convertible outside Russia, so our ability to hedge against further devaluation by converting to other currencies is significantly limited. Within Russia, our ability to convert rubles into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. Another default on Russia's sovereign debt could lead to greater protectionism and stricter controls on currency conversion.

     We manage intercompany liquidity through a cash-collateralized debt facility offered through a Western bank operating under a Russian banking license. If we lose access to this facility or a similar hard currency facility, our ability to manage our liquidity position and foreign exchange risk may suffer.

FLUCTUATIONS IN THE GLOBAL ECONOMY MAY ADVERSELY EFFECT RUSSIA'S ECONOMY AND OUR BUSINESS

     Russia's economy is vulnerable to market downturns, volatile currency fluctuations and economic recessions in other parts of the world. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely effect the Russian economy. Additionally, because Russia produces and exports large amounts of commodities in the world market for hard currency, the Russian economy is especially vulnerable to world oil prices and other commodity prices and a steep decline in world commodity prices could disrupt the Russian economy or cause significant state budgetary shortfalls. These developments could severely limit our access to capital and could adversely affect the purchasing power of our customer base. A dramatic decline in world oil prices could cause severe budgetary shortfalls leading to increased social and political instability.

REORGANIZATIONS OF THE RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS INDUSTRIES MAY INCREASE COMPETITION

  Russia

     The Russian government has structured the telecommunications industry so that one entity, Svyazinvest, controls Rostelecom, our partner in Sovintel, and most of our other principal wire-line joint venture partners. During the last several quarters the Russian business press has reported that Rostelecom may be merged with Svyazinvest. This reorganization could make it more difficult for us to attract and retain customers because our business relationships with our joint venture partners, which make up a major component of our business strategy in Russia, may suffer.

  Ukraine

     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government has reorganized the state telecommunications sector so that Ukrtelekom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. Furthermore, the Ukrainian government has reached an agreement with the foreign partners of Utel, its joint venture, which provides international and domestic long distance services, to buy out their interests in the company. When the buy out is completed, it is expected that Utel will merge with Ukrtelekom.

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

RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS POLICIES COULD RESTRICT OUR OPERATIONS

     Russian and Ukrainian telecommunications regulations govern the procurement and continuing validity of our licenses and the terms and conditions under which we provide services. Adverse changes to these regulations may make it prohibitively expensive for us to provide services or otherwise frustrate the implementation of our business plans causing a material adverse effect on our results of operations.

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

     It may be difficult and prohibitively expensive for us to comply with applicable Russian telecommunications regulations related to state surveillance of communications traffic. For example, the Russian Communications Law provides that telecommunications in Russia are confidential and may only be intercepted by a court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the government agency responsible for electronic surveillance. Regulations applicable to SORM require telecommunications networks to enable state monitoring of electronic traffic. Full compliance with SORM to monitor voice and data traffic may be overly burdensome and expensive. Noncompliance with SORM may lead to the administration of fines, penalties, or the revocation of our operating licenses. Further, some customers may decline to utilize the services of a telecommunications provider whose networks are fully SORM compliant.

     Ukrainian regulatory authorities have established mandatory tariff guidelines for fixed operator services. The national carrier, Ukrtelekom and its joint venture, Utel, charge settlement fees in excess of the mandatory guidelines. In addition, the mandatory guidelines set tariffs in local currency units and the guidelines do not adjust to reflect the creeping devaluation of the local currency. Consequently, our pricing structure in Golden Telecom BTS may, from time to time, exceed the limits established in the mandatory guidelines. Any enforcement action undertaken in regard to the pricing guidelines by Ukrainian authority could result in fines or in the suspension or revocation of our Ukrainian licenses.

     Until August 2000, Ukrainian legislation prohibited the establishment and operation of telecommunications ventures in which foreign investors own more than 49%. We do not believe that this prohibition extended to indirect investment by a foreign entity through a wholly owned Ukrainian subsidiary. Our investments in Golden Telecom (Ukraine) are made both directly through a foreign company and indirectly through a wholly owned Ukrainian subsidiary. This direct and indirect investment in Golden Telecom (Ukraine) totals 69%. Golden Telecom (Ukraine), in turn, recently acquired 99% of Sovam Teleport Ukraine. If Ukrainian authorities determine that the prohibition against foreign participation extended to indirect holdings, we would have been in violation of this legislation. Similarly, if Ukrainian authorities reenact the prohibitive legislation against foreign ownership of telecommunications ventures, we could be found to be in violation of the prohibition. The consequences of any historical or future violation are unpredictable and may include fines, license suspension or revocation, or an order to divest a portion of our holdings.

OUR OPERATING LICENSES MAY NOT AUTHORIZE US TO PROVIDE ALL OF THE SERVICES THAT WE OFFER

     The licensing and regulatory regime in Russia and the markets where we operate frequently do not keep pace with the technological advances in the telecommunications industry. Thus there exists a great deal of ambiguity in regard to the interpretation of licenses and the application of rules and regulations in regard to new services enabled by technological developments in telecommunications infrastructure and software. Although our operating companies possess a wide range of licenses issued by the Russian Ministry of Communications, it is possible that the technical means by which we deliver some of our service offerings, or the service offerings themselves, may be subject to licensing requirements or restrictions and that our existing licenses do not satisfy these requirements or that we are in violation of these restrictions. In the event that regulatory authorities determine that we are offering services without the requisite license or that we are delivering services in violation of our existing licenses, one or more of our operating licenses could be suspended or revoked or we could be subject to fines and penalties. The suspension or revocation of a significant license or the levying of substantial fines could cause a deterioration in our financial results.

RUSSIAN ANTI-TRUST POLICIES MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESSES AND TO ESTABLISH MARKET RATES FOR OUR SERVICE OFFERINGS

     Recently the Russian Ministry for Anti-Monopoly Policy (MAP), the state agency responsible for establishing and enforcing the state's anti-trust policies, adopted a policy position whereby each licensed telecommunications operator, including our operating companies, may be classified as a "monopolist." In the event that the MAP policy is enacted and enforced, our operating companies may be subject to increased state regulation, including the regulation of our pricing structures. Since our product offerings are frequently priced at a premium in comparison with the state-owned incumbent offerings, it is possible that we could be required to reduce our tariffs. Any state imposed re-pricing of our product offerings could result in a deterioration of our financial results and decreased operating profits. Similarly, if our operating companies in Russia are classified as monopolists, our merger and acquisition activities will be subjected to increased scrutiny and MAP may prohibit any mergers or acquisitions proposed by the operating companies. Any such prohibitions will frustrate our ability to implement our growth strategy and to combine our operations to achieve cost and other synergies, which could lead to a decrease in the value of our common stock.

SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     In May 1999, the Cabinet of Ministers of Ukraine passed a resolution which would, if it had been enforced, effectively increased our monthly frequency use fees from $25,000 per month to $250,000 per month. However, this resolution was suspended prior to implementation. Still, from time to time, Ukrainian government officials seek to offset budgetary shortfalls by increasing levies extracted from the cellular phone industry. For example, in 1999 the Ukrainian parliament passed legislation introducing a 6% "pension tax" on cellular calls. This cost is passed along to our Ukrainian customers and may effect the ability of some of our customers to subscribe to our services. The enactment of other similar industry-specific legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency fees substantially in excess of the amounts previously budgeted for frequency fees.

THE PRESENCE OF AND THE FIGHT AGAINST ORGANIZED CRIME MAY ADVERSELY AFFECT OUR OPERATIONS

     When customers fail to make full payment for services rendered after several requests for payment, it is our policy to terminate their services until full payment is received. We believe that some of these customers, particularly those with links to organized crime, may physically endanger our employees or damage our properties, especially those in remote regions of Russia where police protection may be limited. So long as organized crime in Russia and Ukraine remains pervasive, we believe that our employees may be subjected to threats of violence, our property may be damaged, and we may be subject to threats of extortion.

     Growing social and political pressure for the government to eliminate corruption and organized crime could precipitate extraordinary government security measures that could increase our costs, lead to more restrictive and comprehensive government regulatory oversight of our businesses and otherwise adversely affect our operations.

RUSSIAN AND UKRAINIAN LEGISLATION MAY NOT ADEQUATELY PROTECT AGAINST EXPROPRIATION AND NATIONALIZATION

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that our property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that such protections would be enforced. This uncertainty is due to several factors, including:

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

     The Russian Communications Law requires any entity that offers any communications service to obtain the appropriate license in accordance with the Communications Law and other applicable licensing regulations. A similar licensing regime exists in Ukraine. However, neither the Communications Law nor applicable regulations in Russia or Ukraine provide clear guidelines for the issuance or extension of a license, and state agencies exercise broad discretion when determining whether to approve a license application, as well as the terms and conditions of any license. Similarly, our licenses may not be renewed on the same terms and conditions as preexisting licenses. Such broad discretion in the issuance of licenses may result in arbitrary decision making and may also give rise to opportunities for corruption.

     The Ukrainian regulatory agency requires that the terms of international licenses include provisions requiring licensees to pay unspecified annual amounts into local network development. The required amount of investment has yet to be defined but may be substantial, and we cannot predict whether failure to comply will lead to the revocation of our license or whether the financial burden associated with compliance may be so burdensome as to cause a deterioration in our financial results.

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

OUR RUSSIAN AND UKRAINIAN TAX BURDENS MAY BE SIGNIFICANTLY GREATER THAN CURRENTLY ANTICIPATED

  Russia

     It is possible that our Russian taxes may be greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Because of the need for additional sources of budgetary finance, Russian tax authorities are aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Foreign companies are often forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on our future results of operations or cash flows in a particular period. Under Russian accounting and tax norms, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses in any other entity. Our overall effective tax rates may increase or our financial results may worsen as we expand our operations and if we are unable to implement an effective corporate structure that minimizes the effect of these accounting and tax norms.

  Ukraine

     Like the situation in Russia, Ukrainian tax law is unpredictable. The constitution prohibits retroactive legislation, and the tax code requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, we are currently allowed to deduct losses in hryvna, the Ukrainian currency, on hard currency borrowings. This allowance resulted in a significant tax benefit in 1998. Recent decisions by the tax authorities, however, make it unclear as to whether this tax benefit will continue to be available. If this tax benefit is removed, we will be subject to significantly higher tax liability in the event of the continued devaluation of the hryvna.

THE IMPLEMENTATION OF RUSSIA'S NEW TAX CODE MAY INCREASE OUR EFFECTIVE TAX BURDEN AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Russia introduced the first part of its new Tax Code in 1999. The second part of the Tax Code entered into effect as of January 1, 2001. Under the new code, the corporate profits tax rate applicable to the corporate entities through which we conduct the majority of our operations will be increased from 30% of gross profit to 35% of gross profit, calculated in accordance with Russian accounting standards. It is expected that this increase in the tax rate will be offset, at least partially, by a reduction in various revenue-based taxes and by a reduction in the level of tax collected for various social funds. We cannot assure you that the new Tax Code will not result in a greater tax burden for our Russian operations or that our tax planning to date will not be frustrated by the new code, either of which could cause a material adverse effect in our operating results and cash flows.

     Tax authorities are beginning to implement the new code but during the transition period and until appropriate regulations consistent with the new code are promulgated, there is likely to a period of confusion and ambiguity as tax inspectors and taxpayers become acquainted with the new code and the regulations that will guide its implementation and interpretation. Aggressive tax collectors may exploit any ambiguities in an attempt to collect additional tax revenue. In addition, as Russian tax legislation becomes increasingly sophisticated and as issues connected with capital flight remain unresolved, state bodies may introduce new legislation designed to minimize tax-avoidance schemes, such as transfer pricing, that have been abused in the past by Russian-registered companies. Additionally, Russian legislators may attempt to collect revenue generated from outside of Russia, but with a strong nexus to Russian nationals or Russian-registered entities, by introducing into the Tax Code concepts such as "controlled foreign company." As a result of these measures, our tax burden could increase and our financial results may suffer.

WE MAY BE AT A COMPETITIVE DISADVANTAGE BECAUSE OF RESTRICTIONS IN THE FOREIGN CORRUPT PRACTICES ACT

     It is widely reported that Russia, Ukraine, and the other markets where we operate are plagued with widespread corruption and criminal activity. It is alleged that high levels of corruption exist among governmental officials and among quasi-commercial enterprises in which the state has a controlling ownership interest. Commercial bribery is likewise believed to be widespread.

     The anti-bribery restrictions of the US Foreign Corrupt Practices Act make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage. Some of our current and potential competitors are not subject to these anti-bribery restrictions. As a result, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to corrupt government officials or commercial purchasing agents. We believe that bribery is commonplace in Russia and the other countries of the Commonwealth of Independent States where we operate, and we cannot ensure that we will be able to compete effectively with companies that are free from such limitations.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

     The market for our products and services is highly competitive and we expect that competition, especially in underdeveloped markets, will continue to intensify. As we expand the scope of our offerings, we will compete directly with a greater number of competitors providing business services in the same markets. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

     Specifically, in our Internet business, a large number of web sites and online services as well as high-traffic e-commerce merchants offer or are expected to offer informational and community features that are or may be competitive with the services that we offer. In order to effectively compete, we may need to expend significant internal resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

MARKET CHANGE MAY IMPACT OUR ABILITY TO SUSTAIN GROWTH LEVELS

     Because of the uncertain nature of the rapidly changing market for Internet products and services we serve, period-to-period comparisons of operating results are not likely to be meaningful. In particular, although we experienced strong subscriber growth during 1999 and 2000 in our dial-up Internet access business, we are not certain that this level of subscriber growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Russia-On-Line brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. If we are unable to achieve long-term revenue growth in the Internet market, our financial results will be adversely affected.

WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES

     Much of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of use that we hope to experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest in upgrades to the local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

WE RELY ON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES

     Revenues from our five largest customers represented approximately 32% of our revenue for the year ended December 31, 2000 and approximately 37% of our consolidated revenues for the year ended December 31, 1999. Accordingly, the loss of business from any of our key customers, or a reduction in tariffs charged to these customers could have a material adverse effect on our financial condition and results of operations.

     Vimpelcom, a Moscow cellular provider and our largest customer, has its prices regularly reviewed in the light of market conditions, which generally leads to a reduction in the fees paid to the CLEC Services division of TeleRoss. Revenues from Vimpelcom and its affiliates represented approximately 16% of our consolidated revenues for the year ended December 31, 2000 and approximately 21% of our consolidated revenues for the year ended December 31, 1999. We agreed to reductions in Vimpelcom's fees through 1999 and 2000 and we may agree to further reductions hereafter. Further negotiations may lead to a significant additional reduction in payments by Vimpelcom and may have a material adverse effect on our consolidated revenues. In addition, although we are currently unaware of any plans on the part of our key customers to move their business to other carriers, we cannot assure you that they will not reduce their reliance on us by developing relationships with other service providers.

FALLING PRICES FOR OUR SERVICES MAY LEAD TO A DECLINE IN REVENUES

     Prices for international and domestic long distance calls, as well as Internet access and wireless services, have fallen substantially over the last few years in most of our current and potential markets. We expect that the prices for our services will continue to decrease for the foreseeable future as competitive pressures increase. These reductions are attributable, in part, to increased competition and the creeping devaluation of the ruble. Unlike us, most local Russian carriers do not link their prices to the dollar/ruble exchange rate, so as the ruble devalues, their prices become relatively cheaper than our prices. In order to compete with these local operators, we expect that we will continue to lower our tariffs, which may result in declining margins.

WE ARE BUILDING VALUE INTO THE RUSSIA-ON-LINE BRAND AND THE COSTS OF MAINTAINING AND ENHANCING OUR BRAND AWARENESS ARE INCREASING.

     We believe that maintaining and expanding the Russia-On-Line brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We expect to spend considerable money and resources on the establishment and maintenance of the Russia-On-Line brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, we expect that it will become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Russia-On-Line brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

OUR DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS SUBJECTS US TO RISKS

     Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. Much of the content that attracts users to the Russia-On-Line properties is licensed from third parties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases, content providers may increase the prices at which they offer their content. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. When we acquire content from third parties we are frequently unable to insure that these third parties have the exclusive rights to this content and possess full right to provide this content to us on the terms and conditions which we have agreed. Other parties may have legal rights to the content which is provided to us and make seek additional payment from us for this content. Other parties may seek to prevent us from utilizing this content or may initiate litigation to recover perceived financial losses arising from the use of this content. If we are unable to license or acquire compelling content for our online properties from third parties, due to the termination of existing relationships or the inability to continue to establish relationships with third party content providers, or if other companies are able to broadcast content that is similar to or the same as that provided by us, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our revenue.

RUSSIAN MEDIA PROPERTIES AND THE CONTENT OF OUR INTERNET PORTALS MAY BE SUBJECT TO INCREASED EDITORIAL SCRUTINY BY GOVERNMENTAL AUTHORITIES

     It has been widely reported in the international press that the Russian government is increasingly exercising direct and indirect control over media properties and the editorial content of news providers. There has been speculation in the same press that media properties that are critical or non-supportive of governmental policies or initiatives may be subject to increased governmental scrutiny or harassment. It has been reported that the Russian government is actively involved in the current ownership and shareholder dispute involving a leading independent television station and its affiliated media properties, which dispute may result in the transfer of ownership in or expropriation of these media properties.

     A wide range of topical news is available on our Internet portals. Third party writers and organizations provide the vast majority of this news. It is our expectation that these Internet portals will continue to generate advertising revenue and support our Internet access business. If governmental authorities determine that the editorial views expressed in the content on our Internet portals is detrimental to or inconsistent with the interests of the state, our operating licenses could be suspended or revoked, we could be subjected to fines or other penalties or we could otherwise be required to cease the operations of our media properties. If governmental authorities determined that foreign ownership of media properties is detrimental to the interests of the state, we could be required to divest these properties or we could be denied the licenses or permits necessary to operate these properties. Any undue governmental intrusion into the operations of our media properties could frustrate our ability to implement our business strategy and could cause our financial results to deteriorate.

WE MUST MANAGE OUR GROWTH, INCLUDING THE INTEGRATION OF RECENTLY ACQUIRED COMPANIES, SUCCESSFULLY IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     We have experienced significant growth in personnel in the short and medium term as the result of acquisitions and expect such growth to continue. As the number of our employees grows, it will become increasingly difficult and more costly to manage our personnel. As part of our business strategy, we have completed several acquisitions, including our recent acquisitions of Glasnet, Nevalink, Fintek, KIS, Referat.ru, Absolute Games, InfoArt, and the Agama family of assets, and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

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

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - the contingent liabilities associated with acquired businesses, especially in the markets where we operate.

     We may not be successful in addressing these risks or any other problems encountered in connection with our completed and future acquisitions and our operating results may suffer as a result of any failure to integrate these businesses with our existing operations.

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT

     We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as a key to our continued success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Still, intellectual property rights are especially difficult to protect in the markets where we operate. In these markets the regulatory agencies charged to protect intellectual property rights are inadequately funded, legislation is underdeveloped, and piracy is commonplace. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

     We compete with large established national carriers, some of which are powerful companies with political connections, as well as joint ventures of large international operators doing business in Russia and Ukraine. Such ventures include Global One and Combelga in Russia and Ukrtelecom and Utel in Ukraine. Other competitors are alliances among telecommunications companies, companies that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face increasing competition from wireless telephone companies and satellite companies. Many of these competitors, including the Russian incumbent operators, have established customer bases and extensive brand name recognition and possess greater financial, management and other resources. Our results of operation would suffer if we are unable to keep up with the increasing levels of competition in the countries where we operate.

OUR RELATIONSHIPS WITH OUR JOINT VENTURE PARTNERS LIMIT OUR INDEPENDENCE AND OUR FLEXIBILITY

     We depend to a significant degree on local partners in our joint ventures to provide us with interconnection with local networks, regulatory and marketing expertise and familiarity with the local business environment. They also help to facilitate the acquisition of necessary licenses and permits. As a result, any significant disruption in our relationship with these parties could make it more difficult for us to expand our operations and to maintain our existing services.

     Under the terms of some of our joint venture agreements, we have the right to nominate key employees, direct operations and determine strategies for these joint ventures. However, our partners in some ventures have the ability to frustrate our exercise of these rights. Significant corporate decisions by most ventures, such as approving budgets and business plans, declaring and paying dividends, and entering into substantial transactions, effectively require the consent of our local partners. Moreover, we would prefer not to take significant actions without the consent and support of our partners. Accordingly, we do not have unilateral control over the operations of our joint ventures.

     In addition, until recently Ukrainian legislation restricted the level of foreign ownership in the telecommunications industry. These regulations, if revived, may restrict our ability to increase our holdings in ventures and increase our reliance on local partners who may lack significant financial resources and may be unable to meet capital calls at the level of their ownership interests.

GOVERNMENT INTERACTION WITH OUR PARTNERS COULD HAVE ADVERSE SPILLOVER EFFECTS ON US

     The interactions between government authorities and our past or current partners may create problems for us. For example, we are aware that Russian authorities were reviewing the activities of our former partners in GTS-Vox, the holding company which owned our interest in TCM, prior to TCM's merger into our wholly owned subsidiary, TeleRoss. Certain of our employees were requested by Russian governmental authorities to provide information as part of those inquiries. The authorities' inquiries have raised issues about the formation of TCM and the sale of our partners' interest in GTS-Vox to us, including issues concerning Russian antimonopoly and securities filings and the commercial relationship between TCM and the local telephone network in Moscow. Global TeleSystems Inc., our approximately 62% shareholder, has also received inquiries apparently regarding these matters from U.S. authorities in connection with a U.S. grand jury investigation.

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

OUR PARTNERS ARE OFTEN ALSO OUR COMPETITORS

     Notwithstanding our agreements with our joint venture partners, they sometimes compete directly with our joint ventures. Competition with our joint venture partners in the same markets may create conflicts of interest and may result in a loss of customers. For example, our partner in Sovintel, Rostelecom, is the dominant international and domestic long distance carrier in Russia. Similarly, most of our regional partners across Russia offer local and long distance services in competition with our local joint ventures and TeleRoss.

     We may consider acquiring some of our partners' interests in certain joint ventures if we are able to do so within regulatory guidelines and on commercially attractive terms. If we were to make such acquisitions, we expect that we would continue to employ local personnel in order to retain the benefit of their local expertise. After an acquisition, however, we would be directly competing with a powerful, formerly state-owned enterprise that had been our partner before we acquired its interest. In some such acquisitions, we would have to rely on this partner-turned-competitor to gain access from our networks to customer sites along the so-called "last mile." It is possible that this competitor would attempt to create adverse operating conditions for our business leading to a worsening of our operating results.

OUR TARGETED CUSTOMERS MAY NOT SELECT A PRIVATELY OWNED, FOREIGN CONTROLLED ENTITY FOR THEIR COMMUNICATIONS NEEDS

     Before 1991, the telecommunications industry in the countries where we operate was wholly-owned and controlled by the state. After 1991, private companies, including foreign controlled companies, entered these markets as telecommunications service providers. Many potential customers may be unwilling to entrust their communications systems to non-state-controlled companies, and, in particular, to private companies controlled by foreign investors. Furthermore, state entities that require the types of services that we offer may refuse to select a service provider that is controlled by foreign investors. Because we are controlled by foreign investors, some of our targeted customers may decide not to utilize our telecommunications offerings.

FAILURE TO LEASE SUFFICIENT AND RELIABLE TRANSMISSION CAPACITY AT REASONABLE COSTS COULD CAUSE US TO INCUR LOSSES

     Historically, we have leased a substantial portion of our network transmission capacity under agreements which generally have twelve- to thirty-six-month fixed terms. In addition to this capacity, we recently leased significant additional international capacity which we intend to utilize for data transmission under long-term lease agreements which may be extended up to fifteen years. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements or if the entities from whom we lease such capacity are unable to perform their obligations under such arrangements, our cost structure, service quality and network coverage could be adversely affected.

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

     It is possible that the current economic difficulties and historical circumstances in Russia may create difficulties in maintaining our network. We rely to a significant degree on the Russian network being able to deliver our services, and the Russian network's underdevelopment may hinder our ability to obtain sufficient capacity for our traffic volumes, especially as we expand our Internet access business. Moreover, it is increasingly difficult to expand within Moscow because the existing Russian network does not have sufficient capacity, and we may be unable to procure enough telephone numbers and connection lines for our customers utilizing dial-up Internet access services. These factors may have a material adverse effect on our expansion plans and our ability to provide services to new customers.

     In addition, the telecommunications industry is subject to rapid and significant changes in technology. We cannot predict the effect of technological changes on our business, even though our operations depend on our ability to integrate new and emerging technologies successfully.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY

     We will need additional capital to maintain and expand our networks. Our ability to raise funding to pursue our strategies depends on our access to capital markets or private financing. We believe that the proceeds from our financing activities in 1999, including our IPO, and our cash flows from operations should be sufficient to finance our capital requirements for the next 12 to 24 months. However, market conditions and other factors, especially large or numerous acquisitions, may cause us to seek additional financing sooner. Significant elements of our business strategy that may require substantial capital expenditures include the following:

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

     - pursuing consolidation opportunities through acquisitions.

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

WE ARE EXPOSED TO RISKS OF BAD DEBT AND FRAUD

     We have experienced problems relating to the failure of some customers to make full payment for services rendered and to the fraudulent use of our access codes to Internet and cellular services. These risks are particularly high in our markets because of the poor health of the economies in the CIS and the credit of Russian companies. Furthermore, it is difficult for us to gauge the creditworthiness of most of our customers because there are no reliable mechanisms for evaluating their financial condition and because credible credit reports on Russian and Commonwealth of Independent States companies and individuals are usually not available. We expect that the credit risk of our customer base will increase as the share of our revenue derived from small- to medium-sized enterprises and from service provider/reseller customers' increases.

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

OUR INVESTMENT IN MCT CORP. MAY FAIL TO PRODUCE THE INTENDED RESULTS

     In the fourth quarter of 2000, we contributed our Russian Mobile Service division to MCT Corp. in exchange for an equity interest of approximately 24% in MCT Corp. At the same time, we extended a $9.0 million convertible loan to MCT Corp. We do not actively participate in the day-to-day management of MCT Corp. and do not control its operations. MCT Corp., in turn, does not control all of its joint ventures. MCT Corp. operates its businesses in some geographic areas, such as Uzbekistan and Tajikistan, where we have limited experience. MCT Corp. has substantial debt obligations. MCT Corp operates in a very competitive industry in a very difficult environment. We cannot guarantee that MCT Corp. will be able to raise the additional capital that it requires to service its debt obligations and to implement its business strategy. In the event that MCT Corp. is unable to attract the capital and resources necessary to implement its business strategy and to service its debt burden, we may be required to take a charge to earnings, which would worsen our financial results and cause a decrease in the value of our common stock.

     The Russian Federation adopted a two-tier licensing system for cellular services based on technological standards. The GSM and NMT-450 cellular standards are deemed "federal" standards, whereas all others are deemed "regional" standards, including AMPS. The AMPS standard is designed to operate in the 800 megahertz radio frequency range. With the sole exception of PrimTelefone, all of the Vostok Mobile cellular ventures contributed to MCT Corp. hold AMPS licenses, and so are regional standards. While these AMPS licenses will expire in the period 2005-2007, the term of telecommunications licenses is generally extended as a routine matter upon application of the licensee, provided that there were no violations of the license terms. However, the future of the AMPS cellular operations is uncertain, primarily for the following two reasons:

     - Minsvyaz's stated policy favors the development of GSM as a unitary federal standard, although NMT-450 will continue to be developed as an alternate federal standard at least until 2010.

     - Minsvyaz recently published statements concerning the need to free up radio frequency resources in the 800 megahertz band for use by digital television operators.

     It is unclear how Minsvyaz will regulate AMPS-standard cellular operations in the future. In particular, it is unclear whether and on what terms Minsvyaz will allow or facilitate the phased conversion of regional AMPS cellular operations to the federal GSM standard. There is a significant risk that Russian AMPS cellular ventures may be forced to cease AMPS operations due to the natural expiration or early termination of AMPS licenses, or due to the denial of access to necessary radio frequency resources. Cessation of the Vostok Mobile cellular operations would cause a deterioration in the financial results of MCT Corp.

      RISKS ASSOCIATED WITH OUR POSITION AS A RECENTLY ESTABLISHED COMPANY

THE INTERESTS OF GLOBAL TELESYSTEMS, INC., OUR CONTROLLING STOCKHOLDER, MAY NOT COINCIDE WITH OURS, AND COULD HAMPER OUR DEVELOPMENT

     Global TeleSystems, Inc. (GTS) owns approximately 62% of our outstanding shares of common stock. Moreover, Mr. Robert Amman, the Chairman of our Board of Directors, is also the Chairman of GTS's Board of Directors, and three other GTS officers are members of our Board of Directors. These relationships create the potential for conflicts of interest in circumstances where our interests and GTS's interests are not aligned. We can not assure you that any conflicts will be resolved in our favor.

     As our majority shareholder, GTS has the power to determine matters submitted to a vote of our stockholders without the consent of the other stockholders. GTS also has the power to prevent or effect a change of control, and could take other actions that might be favorable to it and unfavorable to us and our other stockholders. Consequently, GTS is capable of exercising significant influence over our business and policies.

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

     We entered into a number of agreements with GTS concerning our relationships as part of our initial public offering, which closed on October 5, 1999. Because we remain a subsidiary of GTS, these agreements are a result of negotiations between affiliated parties, which may not have been at arm's length. Therefore, the terms offered to us under these agreements may be worse than the terms we may have reached with an unaffiliated third party.

WE WILL NOT BE ABLE TO RELY ON GTS TO PROVIDE CAPITAL

     We have a limited operating history as a stand-alone company. We continue to be a subsidiary of GTS, but GTS has no obligation to provide assistance to us, except in accordance with the agreements that we have made with it regarding the provision of certain administrative services.

     Prior to the IPO, our working capital requirements were satisfied pursuant to GTS's corporate-wide cash management policies. After the IPO, GTS has not and will not provide cash injections to finance our operations. We believe that the proceeds from the IPO and our cash flows from operations will be sufficient to finance our capital requirements for the next 12 to 24 months. However, market conditions and other factors, especially large or numerous acquisitions, may cause us to seek additional financing sooner and we cannot ensure that we will be able to obtain financing on terms as favorable as could be obtained from or by GTS. In this case, our cost of capital would be higher than that reflected in our historical financial statements.

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

WE HAVE NOT IDENTIFIED SPECIFIC USES OF OUR CASH RESOURCES

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

                RISKS ASSOCIATED WITH OUR SHARES OF COMMON STOCK

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED

     We do not expect to pay any cash dividends in the foreseeable future. If we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends.

THE PRICE OF OUR SHARES MAY DECLINE IF SUBSTANTIAL AMOUNTS OF SHARES ARE SOLD IN THE PUBLIC MARKET

     A total of 24,479,997 shares of our common shares are currently issued and outstanding. Because only approximately 2,800,000 shares of our common stock are currently freely tradable, the market for our shares is not especially liquid. In addition, GTS owns approximately 62% of our outstanding shares. GTS agreed that it would not sell our common stock without the prior written consent of Deutsche Bank AG London for a period of 360 days after the date of the IPO. This lock-up period ended on September 30, 2000 and GTS has since announced that it may seek to dispose of some or all of its shares in Golden Telecom, Inc. and other non-core assets. On December 15, 2000 GTS announced that it elected not to pay scheduled cash interest payments due in connection with senior notes issued by a GTS wholly-owned subsidiary and intended to commence discussions with the holders of these notes with the goal of developing a consensual restructuring plan.

     In the light of these circumstances and GTS' expressed desire to focus on their core Western European operations, we cannot ensure that GTS will maintain their ownership of our shares of common stock, and GTS may require us to register their shares of our common stock with the Securities and Exchange Commission for sale to the public in certain circumstances. Future sales of substantial amounts of our shares in the public market, or even the perception that such sales could occur, could adversely affect the market price of the shares. In the event that GTS disposed of its ownership of our shares of common stock, any potential buyer may gain control of Golden Telecom, Inc. and may take actions or implement a strategy that might be detrimental to the interests of our minority shareholders. Similarly, a future purchaser of GTS' interest in Golden Telecom, Inc. may exercise considerable influence and change the direction of our business or adopt a different business strategy.

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of our shares has been subject to significant volatility since our initial public offering. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:

     - issues concerning the perceived risks of investing in Russia and the CIS;

     - the limited number of our shares available for trading in public markets;

     - introduction of new services;

     - the sale of any large blocks of our shares by our management or large shareholders;

     - issues concerning any re-sale of our shares by our majority shareholder;

     - mergers and strategic alliances in the telecommunications industry; and

     - inconsistent government regulation in the Russian and Ukrainian telecommunications industries.

     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. This is particularly true for companies with relatively small capitalization, such as ours.

ANY US AND OTHER WESTERN JUDGMENTS YOU MAY OBTAIN AGAINST US MAY NOT BE ENFORCEABLE IN OTHER COUNTRIES

     Substantially all of our assets are located in Russia and Ukraine. Although arbitration awards are generally enforceable in Russia and Ukraine, judgments obtained in the US or other Western courts, including those with respect to federal securities law claims, may not be enforceable. Therefore, any US or other Western court judgment obtained against us or any of our operating companies may not be enforceable in Russia or Ukraine.

ITEM 2. PROPERTIES

     We possess the right occupy and utilize two floors, 1886 square meters, of a building in Moscow which serves as the principal sales office for TeleRoss and which houses our representative office. The right to occupy and utilize this space is through a three-year lease. We believe that our facilities are adequate for our current needs.

     We possess the right to occupy and utilize four floors of a building in eastern Moscow, which serve as the principal office for TeleRoss. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

     Golden Telecom Ukraine occupy office and technical premises located in Kiev under long-term leases which expire in 2006. Additionally they lease a dealer-center and a shop premise. Golden Telecom Ukraine also occupies an office and technical premises in Odessa under a long-term lease which expires in 2003.

     Sovintel leases its offices, which occupy approximately two floors of a building in central Moscow under a cancelable lease, which expires in 2004. Additionally they have leases on a number of technical premises.

     We lease various buildings and space in buildings throughout the Commonwealth of Independent States that we use for our offices. Beside these office spaces, our principal facilities consist of telecommunications installations, including switches of various sizes, cables and VSAT and other transmission devices located throughout the Commonwealth of Independent States.

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

     None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol "GLDN." The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

                                                              HIGH     LOW
                                                              -----   -----
1999:
  Fourth quarter............................................  32.00    9.06
2000:
  First quarter.............................................  48.00   18.13
  Second quarter............................................  44.50   22.88
  Third quarter.............................................  34.63   15.88
  Fourth quarter............................................  17.44    5.13

     As of March 13, 2001, there were approximately 12 holders of record of our common stock.

  RECENT SALES OF UNREGISTERED SECURITIES

     On September 30, 1999, the Company issued 420,000 shares of common stock, par value $0.01 to First NIS Regional Fund SICAV in exchange for its ownership interest in Golden Telecom (Ukraine). In accordance with the subscription agreement filed with the SEC at the time of our IPO, a further 30,000 shares of common stock were issued on March 1, 2000 to First NIS Regional Fund SICAV in full and final payment for its ownership interest in Golden Telecom (Ukraine). No underwriter or underwriting discount was involved in the offering. Exemption from registration was claimed under the Securities Act pursuant to Regulation S.

     On December 12, 2000, the Company issued 399,872 shares of common stock, par value $0.01 to Digital Holdings, Inc. in partial settlement for its ownership interest in Agama Ltd. No underwriter or underwriting discount was involved in the offering. Exemption from registration was claimed under the Securities Act pursuant to Regulation S.

Use of proceeds from our IPO

     We have used and intend to use the net proceeds from our IPO for the following purposes;

     - potential acquisitions and business development;

     - network expansion;

     - working capital; and

     - general corporate purposes.

     As of December 31, 2000 we have used approximately $44.0 million of the proceeds of our IPO on acquisitions, related debt instruments and our fiber optic network expansion. Until we use the net proceeds, we are investing them in short-term interest-bearing US government securities and short-term US money market instruments.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data at December 31, 1997, 1998, 1999 and 2000, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. which have been audited by Ernst & Young (CIS) Limited, independent auditors. The financial data at December 31, 1996 is derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normally recurring accruals, which Golden Telecom, Inc. considers necessary for a fair presentation of the financial position and results of operations for the period.

     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1997     1998(2)      1999       2000
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $ 13,140   $ 27,198   $ 86,086   $ 97,931   $113,089
Cost of revenues........................    10,083     20,420     43,574     40,516     50,954
Gross margin............................     3,057      6,778     42,512     57,415     62,135
Selling, general and administrative.....    17,686     21,249     45,327     41,011     45,420
Depreciation and amortization...........     2,753      4,363     16,709     28,143     31,851
Abandonment and restructuring charge....        --         --         --     19,813         --
Operating loss..........................   (17,382)   (18,834)   (19,524)   (31,552)   (15,136)
Equity in earnings (losses) of
  ventures..............................     3,783     12,428      2,559     (6,677)      (285)
Interest income (expense), net..........    (1,140)      (431)    (3,003)     2,814      7,126
Foreign currency loss...................      (446)      (399)    (7,452)    (2,739)      (390)
Minority interest.......................        --         --     (1,040)    (1,477)      (431)
Other non-operating expense.............        --         --         --         --       (148)
Provision for income taxes..............       286        647      5,184      6,823        990
Net loss................................   (15,471)    (7,883)   (33,644)   (46,454)   (10,254)
Net loss per share(1)...................     (1.46)     (0.74)     (3.17)     (3.38)     (0.43)
Dividends per share.....................        --         --         --         --         --
Weighted average shares(1)..............    10,600     10,600     10,600     13,736     24,096

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $  3,420   $  3,934   $ 14,164   $162,722   $ 57,889
Investments available for sale..........        --         --         --         --     54,344
Property and equipment, net.............    21,665     16,812     52,186     62,176     82,377
Investments in and advances to
  ventures..............................    50,188     74,332     46,519     45,196     49,629
Total assets............................    92,549    129,620    235,849    366,624    348,456
Total debt..............................     9,322      1,625     24,459     28,029     18,997
Minority interest.......................     1,913         --      7,993      2,816      3,337
Shareholders' equity....................    70,302    115,568    168,783    288,552    283,193

---------------

(1) Per share amounts in this table were calculated based upon the assumption that the 10,600,000 common shares issued in connection with the formation of the Company are outstanding for all periods prior to September 30, 1999.

(2) See Item 7 "-- Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Results -- Consolidated Results of Operations for the Year Ended December 31, 1999 Compared to the Consolidated Results of Operations for the Year Ended December 31, 1998" for a discussion of the impact of consolidating former equity investees on the comparability of our results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for each of the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Data" and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in this Report.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications and Internet services in major population centers throughout Russia, Ukraine and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

     - Competitive Local Exchange Carrier (CLEC) Services, using local access overlay networks in Moscow, Kiev and St. Petersburg;

     - Long Distance Services using a fiber optic and satellite-based network;

     - Data and Internet Services, using a fiber optic and satellite-based networks with more than 130 points of presence in Russia and the CIS. Our data and Internet services product portfolio is currently comprised of:
       (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access, web content and a family of Internet portals; and

     - Mobile Services using mobile networks in Kiev and Odessa, Ukraine.

     Additionally, we hold a minority interest in MCT Corp. (MCT), which in turn has ownership interests in twenty-four mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

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

     In the aftermath of the August 1998 Russian financial crisis, a significant number of our business customers scaled back or closed their operations in Russia, and many local companies closed down operations in Russia because of an inability to satisfy their payment obligations to creditors, including us. Terminations of service and reduction in services reduced our recurring revenues during the period following the crisis. Additionally, sales of equipment declined significantly, as new customers preferred to lease rather than buy equipment under those market conditions. We also experienced and continue to experience significant price pressure on our recurring revenue, applied particularly by Moscow cellular operators, which include some of our largest customers.

     We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators has intensified in the last several quarters, resulting in declining prices, which adversely affected our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become lower than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we were forced to lower our tariffs, which resulted in reduced revenues and reduced margins. Since the ruble exchange rate with the dollar has become relatively stable during 2000, price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future.

     Since early 2000, we appear to have witnessed a recovery in the Russian market, but with downward pricing pressures persisting, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. In late 1999 and early 2000, the increases in traffic volume did not keep pace with the reduction in prices. However, in recent months our volume increases are beginning to exceed the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increase in our quarterly revenue during 2000. We expect that this trend will continue as long as there are improvements in the Russian economy.

     Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking, where possible, further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. Our ability to reduce our cost of revenue by reducing these payments has enabled us, on most types of traffic to maintain, or even improve, our margins. In general, we expect settlement and interconnection rates to continue to decline in line with tariffs.

     We intend to incrementally expand the fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services. As part of this strategy, during 2000, we acquired the rights to use up to STM-16 fiber optic capacity on the Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route.

     In addition to the traditional voice and data service provision, we are actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, we have acquired InfoArt Stars and the Agama family of Web properties to add to our Russia-On-Line Internet portal, which also incorporates some of our other 2000 acquisitions, referat.ru, Absolute Games and Fintek. We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, albeit with an increasing emphasis on regional subscribers, as additional dialup capacity in Moscow is not readily available.

     Together, our top five customers accounted for approximately 32% of our consolidated revenues for year ended December 31, 2000. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 16% of our consolidated revenues for the year ended December 31, 2000. No other customer, except for Sovintel, which accounted for approximately 8% of our consolidated revenues, accounted for over 5% of our consolidated revenues for the year ended December 31, 2000. We provide services to our largest customers, including Vimpelcom and Sovintel, pursuant to agreements which specify the services we must maintain for these customers and the tariffs that we charge for these services.

     GTS owns approximately 62% of our outstanding shares. GTS announced during the fourth quarter of 2000 that it may seek to dispose of some or all of its shares in Golden Telecom, Inc. and other non-core assets.

ACQUISITIONS AND DISPOSITIONS

     In February 2000, Golden Telecom Ukraine, a majority owned subsidiary, acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based businesses. In March 2000, the Company acquired the assets of Referat.ru and Absolute Games, two leading vertical Internet portals in the education and computer gaming categories of the Russian Internet. In April 2000, the Company acquired the assets of Fintek, a prominent Moscow-based Web design studio and 51% of Commercial Information Networks (KIS), the largest Internet service provider in Nizhny Novgorod. In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired 25% of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, bringing our ownership interest in this company to 100%. The combined purchase price was less than $3.0 million in cash.

     In October 2000, the Company acquired the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language Internet portal, for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian news agencies and publications.

InfoArt's unique user format and coverage of topical issues such as business, technology, health and sports have made it one of the top Russian Web sites in terms of unique users. InfoArt's web sites include Stars.ru, a web catalogue listing with over 27,000 sites, and 1000Stars.ru, a popular rating index.

     In December 2000, the Company acquired the Agama family of Russian Web properties for $13.1 million in cash and an issuance of the 399,872 of Company's common stock for $3.8 million. The Agama family of web properties include Aport, Atrus ("@Rus") and Omen. Aport is a top-rated bilingual Russian search engine. @Rus is a leading online directory listing over 35,000 Web sites in both Russian and English. Omen is among the most popular Russian entertainment Internet portals for younger audiences.

     In December 2000, we acquired an ownership interest in MCT in exchange for our 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns our Russian mobile operations, including our abandoned ventures. Initially, we acquired approximately 24% of the outstanding common stock of MCT and we expect to be later diluted to not less than 18% as a result of subsequent equity offerings to be undertaken by MCT. As part of the transaction, we also purchased for cash $9.0 million of MCT debt convertible into its equity securities. At December 31, 2000 we owned approximately 23% of MCT.

     The acquisition of the equity interest in MCT, effectively completes a major part of the formal plan of restructuring, that we initiated when we abandoned certain mobile business operations in Russia, as approved by the Board of Directors of GTS in the third quarter of 1999. As part of this plan of restructuring, we had been seeking to dispose of our ownership interests in certain mobile operations in Russia and we did not intend to provide any additional financial assistance to such businesses, other than debts assumed.

     We took a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, we recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. There was $5.6 million recorded against these liabilities during 2000. These charges resulted from (1) a Western-owned financial institution attaching the collateral held in regard to a debt-facility between the financial institution and the mobile ventures; and (2) the disposition costs and cancellation of certain network capacity.

     We accounted for the exchange of our subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the related fair values were not readily determinable, accordingly, no gain or loss was recognized. Concurrent with the exchange of ownership interests, certain assets and our rights to certain obligations of our Russian mobile ventures were assigned to MCT. Prior to the transaction the book value of our interest was adjusted for the effect of the concurrent transactions and the remaining portion of the abandonment and restructuring reserve.

     In July 2000, the Company entered into an agreement to acquire 60% of JSC Nursat, one of the largest providers of Internet and telecommunications services in Kazakhstan. Our proposed acquisition of JSC Nursat was challenged by the Kazakhstan government and in December 2000, we ceased negotiations relating to this possible acquisition.

     As the result of our acquisitions in 2000 and the prior years we acquired significant intangible assets, including goodwill. Goodwill is amortized over five years and the majority of our intangible assets are amortized over the same period. We continue to apply the appropriate assessments of the book value of these assets.

RESULTS OF OPERATIONS

     Golden Telecom, Inc. was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States. The consolidated financial statements included in this annual report have been prepared as if Golden Telecom, Inc. had been in existence throughout 1999 and 1998.

     In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

     The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 13 "Segment Information -- Line of Business Data" to our consolidated financial statements.

     Our functional currency is the US dollar. Russia and Ukraine are considered to be highly inflationary environments.

     The discussion of our results of operations is organized as follows:

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2000 compared to the Consolidated Results of Operations for the Year Ended December 31, 1999

     - Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 1999

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 1999 compared to the Consolidated Results of Operations for the Year Ended December 31, 1998

     - Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 1999 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 1998

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

  Revenue

     Our revenue increased to $113.1 million for the year ended December 31, 2000 from $97.9 million for the year ended December 31, 1999. The breakdown of revenue by business group was as follows:

                                                   CONSOLIDATED REVENUE   CONSOLIDATED REVENUE
                                                    FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                    DECEMBER 31, 1999      DECEMBER 31, 2000
                                                   --------------------   --------------------
                                                                  (IN MILLIONS)
REVENUE
  CLEC Services..................................         $44.7                  $ 42.0
  Data and Internet Services.....................          27.2                    41.5
  Long Distance Services.........................          11.4                    14.8
  Mobile Services................................          17.6                    17.5
  Eliminations...................................          (3.0)                   (2.7)
                                                          -----                  ------
          TOTAL REVENUE..........................         $97.9                  $113.1

     CLEC Services. Revenue from CLEC Services decreased by 6% to $42.0 million for the year ended December 31, 2000 from $44.7 million for the year ended December 31, 1999.

     The CLEC Services division of TeleRoss revenue decreased by 18% to $25.5 million for the year ended December 31, 2000 from $31.1 million for the year ended December 31, 1999. This decrease is mainly due to a reduction in monthly fees and a decrease in traffic related revenue, largely as a result of pricing concessions made to our largest customer.

     The CLEC Services division of Golden Telecom BTS revenue increased by 21% to $16.5 million for the year ended December 31, 2000 from $13.6 million for the year ended December 31, 1999. The increase in revenue was mainly due to increased traffic revenue from end-users and other carriers, partially offset by reduced tariffs.

     Data and Internet Services. Revenue from Data and Internet Services increased by 53% to $41.5 million for the year ended December 31, 2000 from $27.2 million for the year ended December 31, 1999. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated subscribers. The significant increase in dial-up Internet subscribers and revenue has been achieved primarily through organic growth and through the acquisitions of Glasnet, Nevalink and Commercial Information Networks (KIS). There was continued steady growth of Data revenue due to increases in frame relay customers and capacity sold, plus an increase in international private line circuits sales over our leased international fiber optic link.

     Long Distance Services. Revenue from Long Distance Services increased by 30% to $14.8 million for the year ended December 31, 2000 from $11.4 million for the year ended December 31, 1999. Increases in long distance traffic exceeded the decreases in tariffs and there were increases in both recurring monthly fees and equipment revenue.

     Mobile Services. Revenue from Mobile Services decreased slightly to $17.5 million for the year ended December 31, 2000 from $17.6 million for the year ended December 31, 1999. Although there has been a significant increase, approximately 44%, in the number of active subscribers at Golden Telecom GSM, in part due to our commencing operations in Odessa in August 2000, pricing competition from large operators has limited overall revenue growth.

  Expenses

     The following table shows our principal expenses for the year ended December 31, 2000 and December 31, 1999:

                                                         CONSOLIDATED EXPENSES   CONSOLIDATED EXPENSES
                                                          FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                           DECEMBER 31, 1999       DECEMBER 31, 2000
                                                         ---------------------   ---------------------
                                                                         (IN MILLIONS)
COST OF REVENUE
  CLEC Services........................................          $12.8                  $ 15.4
  Data and Internet Services...........................           15.8                    21.9
  Long Distance Services...............................            9.3                    12.3
  Mobile Services......................................            4.6                     4.1
  Eliminations.........................................           (2.0)                   (2.7)
                                                                 -----                  ------
TOTAL COST OF REVENUE..................................           40.5                    51.0
Selling, general and administrative....................           41.0                    45.4
Depreciation and amortization..........................           28.2                    31.9
Equity in losses of ventures...........................            6.7                     0.3
Interest income........................................           (5.2)                  (10.4)
Interest expense.......................................            2.4                     3.3
Foreign currency loss..................................            2.7                     0.4
Provision for income taxes.............................          $ 6.8                  $  1.0

     Cost of Revenue

     Our cost of revenue increased by 26% to $51.0 million for the year ended December 31, 2000 from $40.5 million for the year ended December 31, 1999.

     CLEC Services. Cost of revenue from CLEC Services increased to $15.4 million, or 37% of revenue, for the year ended December 31, 2000 from $12.8 million, or 29% of revenue, for the year ended December 31, 1999.

     The CLEC Services division of TeleRoss' cost of revenue increased to $7.5 million, or 29% of revenue, for the year ended December 31, 2000 from $7.0 million, or 23% of revenue, for the year ended December 31, 1999. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

     The CLEC Services division of Golden Telecom BTS cost of revenue was $7.9 million, or 48% of revenue, for the year ended December 31, 2000 and was $5.8 million, or 43% of revenue, for the year ended December 31, 1999. Cost of revenue as a percentage of revenue increased because the reduction in tariffs in response to competitive pressures exceeded the decrease in settlement costs paid to other operators.

     Data and Internet Services. Cost of revenue from Data and Internet Services increased to $21.9 million, or 53% of revenue, for the year ended December 31, 2000 from $15.8 million, or 58% of revenue, for the year ended December 31, 1999. The decrease as a percentage of revenue was due to operational synergies including those achieved from the Glasnet, Nevalink and Commercial Information Networks (KIS) acquisitions. We continue to improve the provisioning of our fiber routes to improve our network costs.

     Long Distance Services. Cost of revenue from Long Distance Services increased to $12.3 million, or 83% of revenue, for the year ended December 31, 2000 from $9.3 million, or 82% of revenue, for the year ended December 31, 1999. The cost of revenue as a percentage of revenue increased due to increased low margin equipment sales.

     Mobile Services. Cost of revenue from Mobile Services decreased to $4.1 million, or 23% of revenue, for the year ended December 31, 2000 from $4.6 million, or 26% of revenue, for the year ended December 31, 1999. The cost of revenue decreased as a percentage of revenue as result of operating efficiencies.

     Selling, General and Administrative

     Our selling, general and administrative expenses increased by 11% to $45.4 million, or 40% of revenue, for the year ended December 31, 2000 from $41.0 million, or 42% of revenue, for the year ended December 31, 1999. The decrease as a percentage of revenue is due to reductions in employee costs, bad debt provision and various taxes as a percentage of revenue partly offset by an increase in advertising costs as a result of the implementation of our Internet strategy.

     Depreciation and Amortization

     Our depreciation and amortization expenses increased by 13% to $31.9 million for the year ended December 31, 2000 from $28.2 million for the year ended December 31, 1999. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible assets amortization due to acquisitions.

     Equity in Earnings/Losses of Ventures

     The losses after interest and tax charges from our investments in non-consolidated ventures were $0.3 million for the year ended December 31, 2000, and $6.7 million for the year ended December 31, 1999. We recognized earnings at Sovintel of $5.1 million for the year ended December 31, 2000, which partially offset our recognized losses at other ventures. In the year ended December 31, 1999, our recognized earnings at Sovintel were $2.8 million. There were significant losses at our non-consolidated ventures in the year ended December 31, 1999 due to the effects of the August 1998 Russian financial crisis. The losses attributable to Vostok Mobile, including PrimTelefone, were $5.6 million and $8.2 million for the years ended December 31, 2000 and December 31, 1999, respectively. The losses attributable to the abandoned Russian mobile ventures for the year ended December 31, 1999 were $2.1 million.

     Interest Income

     Our interest income was $10.4 million for the year ended December 31, 2000 up from $5.2 million for the year ended December 31, 1999. The increase in interest income reflects the interest received on the balance of the cash, cash equivalents and investments available for sale from the proceeds of our IPO on September 30, 1999.

     Interest Expense

     Our interest expense was $3.3 million for the year ended December 31, 2000 up from $2.4 million for the year ended December 31, 1999. The increase is due to reductions in operating company debt which have been more than offset by the increase in interest expense attributable to debt owed to GTS and Lucent Technologies.

     Foreign Currency Loss

     Our foreign currency loss was $0.4 million for the year ended December 31, 2000, compared to a $2.7 million loss for the year ended December 31, 1999. The decreased loss reflects the reduced level of devaluation of the ruble.

     Provision for Income Taxes

     We had a provision for income taxes of $1.0 million for the year ended December 31, 2000 compared to $6.8 million for year ended December 31, 1999. The decrease was due to the merger of TCM into the TeleRoss operating company with effect from the beginning of November 1999. The earnings of TCM are now offset against losses in the other operating divisions with the merged TeleRoss, significantly reducing our income taxes in Russia.

     Net Loss and Net Loss per Share

     Our net loss for the year ended December 31, 2000 was $10.3 million, compared to $46.5 million for the year ended December 31, 1999. In the year ended December 31, 1999 we recorded an abandonment and restructuring charge of $19.8 million, no similar charge was recorded in the year ended December 31, 2000. The improvement in our net loss was due to this, together with the items discussed above.

     Our net loss per share of common stock was $0.43 in the year ended December 31, 2000, compared to $3.38 in the year ended December 31, 1999. The reduction in loss per share of common stock was due the reduction in net loss and an increase in the number of weighted average shares to 24,095,884 in the year ended December 31, 2000, compared to 13,735,922 in the year ended December 31, 1999. The increase in weighted average shares resulted from the timing of our initial public offering in September 1999.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

     This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

     Revenue

     Sovintel's revenue increased by 2% to $93.9 million for the year ended December 31, 2000 from $91.7 million, for the year ended December 31, 1999. Increases in traffic volumes more than offset reductions in tariffs.

     Cost of Revenue

     Sovintel's cost of revenue decreased to $49.7 million for the year ended December 31, 2000 from $51.1 million for the year ended December 31, 1999. The decrease to 53% from 56% of revenue was primarily a result of lower international and domestic settlement rates paid to other operators.

     Selling, General and Administrative

     Sovintel's selling, general and administrative expenses decreased by 5% to $16.8 million, or 18% of revenue, for the year ended December 31, 2000 from $17.6 million, or 19% of revenue for the year ended

December 31, 1999. The decrease was mainly due to a reduction in revenue related taxes offset by slight increases in employee and advertising expenses.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

     During 1998, we began to consolidate the results of Sovam Teleport ("Sovam") from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998, and TCM from July 1, 1998. Before consolidating these companies, we used the equity method of accounting to report their results.

  Revenue

     Our revenue increased to $97.9 million for the year ended December 31, 1999 from $86.1 million for the year ended December 31, 1998. The increase was due primarily to our consolidation of Sovam from February 1, 1998, Golden Telecom (Ukraine) from June 30, 1998 and the CLEC Services division of TeleRoss (formerly TCM) from July 1, 1998, offset by decreased revenues caused by the August 1998 Russian financial crisis. The breakdown of revenue by business group was as follows:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
CLEC Services.....................................         $26.5                  $44.7
Data and Internet Services........................          24.9                   27.2
Long Distance Services............................          26.7                   11.4
Mobile Services...................................           9.8                   17.6
Eliminations......................................          (1.8)                  (3.0)
                                                           -----                  -----
          Total Revenue...........................         $86.1                  $97.9

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

     The CLEC Services division of TeleRoss (formerly TCM) revenue decreased by 26% to $31.1 million for the year ended December 31, 1999 from $42.3 million for the year ended December 31, 1998. The decrease was due to the continuing effects of the August 1998 Russian financial crisis. Port sales declined as significantly fewer ports have been sold since August 1998. In addition, a reduction in traffic revenue was partially offset by a slight increase in monthly recurring revenue. TCM was consolidated only from July 1, 1998 in the year ended December 31, 1998.

     The CLEC Services division Golden Telecom BTS revenue increased by 32% to $13.6 million for the year ended December 31, 1999 from $10.3 million for the year ended December 31, 1998. The August 1998 financial crisis and its aftermath affected Ukraine less strongly than Russia. Decreases in Golden Telecom BTS revenue from installation fees, connection fees and equipment sales were more than offset by increased traffic revenue and recurring revenue attributable to an increased customer base. Golden Telecom BTS was only consolidated from June 30, 1998 in the year ended December 31, 1998.

     Data and Internet Services. Revenue from Data and Internet Services increased by 9% to $27.2 million for the year ended December 31, 1999 from $24.9 million for the year ended December 31, 1998. Revenue from Internet access services increased by 19% to $7.5 million in 1999 from $6.1 million in 1998, partly due to the acquisition of the assets of Glasnet, a Moscow based Internet service provider. Reductions in average subscriber fees were more than offset by the increases in subscribers. Revenues from our private line services also increased by 8% to $18.3 million in the year ended December 1999 from $17.0 million in the year ended December 31, 1998.

     Long Distance Services. Revenue from Long Distance Services decreased by 57% to $11.4 million for the year ended December 31, 1999 from $26.7 million for the year ended December 31, 1998. The decrease was primarily the result of reduced tariffs on long distance calls in response to competition from Rostelecom and other carriers and partially as a result of reduced traffic. Rostelecom quotes its tariffs in rubles, therefore, its tariffs declined in dollar terms as the ruble devalued after August 1998. As a result, our average tariff in the year ended December 31, 1999 was 67% lower than our average tariff in the year ended December 31, 1998.

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

  Expenses

     The following table shows our principal expenses for the years ended December 31, 1999 and December 31, 1998:

                                                    CONSOLIDATED RESULTS   CONSOLIDATED RESULTS
                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                    --------------------   --------------------
                                                                   (IN MILLIONS)
Cost of Revenue
  CLEC Services...................................         $ 7.3                  $12.8
  Data and Internet Services......................          12.6                   15.8
  Long Distance Services..........................          22.0                    9.3
  Mobile Services.................................           3.6                    4.6
  Eliminations....................................          (1.9)                  (2.0)
                                                           -----                  -----
Total Cost of Revenue.............................          43.6                   40.5
Selling, General and Administrative...............          45.3                   41.0
Depreciation and Amortization.....................          16.7                   28.2
Equity in (Earnings) Losses of Ventures...........          (2.6)                   6.7
Interest Income...................................          (1.6)                  (5.2)
Interest Expense..................................           4.6                    2.4
Foreign Currency Loss.............................           7.5                    2.7
Provision for Income Taxes........................           5.2                    6.8

     Cost of Revenue

     Our cost of revenue decreased by 7% to $40.5 million for the year ended December 31, 1999 down from $43.6 million for the year ended December 31, 1998. The increase in cost of revenue due to Golden Telecom (Ukraine) and the CLEC Services division of TeleRoss (formerly TCM) being included in our consolidated results of operations only from June 30, 1998 and July 1, 1998, respectively was more than offset by reductions in cost of revenue at our other operating companies.

     CLEC Services. Cost of revenue from CLEC services increased to $12.8 million, or 29% of revenue, for the year ended December 31, 1999 from $7.3 million, or 28%, of revenue for the year ended December 31, 1998.

     Of the CLEC Services increase in cost of revenue of $5.5 million, the CLEC Services division of TeleRoss (formerly TCM) accounted for a net increase of $2.0 million. The balance of the increase in cost of revenue of $3.5 million was from Golden Telecom BTS. The consolidation of TCM only from July 1, 1998 accounted for $3.5 million of the increase, offset by a decline in second half cost of revenue of $1.5 million. The consolidation of Golden Telecom BTS only from June 30, 1998 accounted for $2.8 million of the increase, plus an increase in second half cost of revenue of $0.7 million.

     The CLEC Services division of TeleRoss (formerly TCM) cost of revenue decreased to $7.0 million, or 23% of revenue, for the year ended December 31, 1999 from $10.4 million, or 25% of revenue, for the year ended December 31, 1998. The decrease as a percentage of revenue resulted from improved efficiency in TCM's network operations. TCM was only consolidated from July 1, 1998 in the year ended December 31, 1998.

     The CLEC Services division of Golden Telecom BTS cost of revenue increased to $5.8 million, or 43% of revenue, for the year ended December 31, 1999 from $4.2 million, or 41% of revenue, for the year ended December 31, 1998. Golden Telecom BTS was only consolidated from June 30, 1998 in the year ended December 31, 1998.

     Data and Internet Services. Cost of revenue from Data and Internet Services cost of revenue increased to $15.8 million, or 58% of revenue, for the year ended December 31, 1999 from $12.6 million, or 51% of revenue, for the year ended December 31, 1998. The increase as a percentage of revenue largely reflects competitive pricing reducing the margin on our data services. Following the acquisition of Glasnet we are continuing to implement improvements in the provisioning of our fiber routes, which are expected to improve our network costs.

     Long Distance Services. Cost of revenue from Long Distance Services decreased to $9.3 million, or 82% of revenue, in 1999 from $22.0 million, or 82% of revenue, in 1998. The decrease reflected a reduction in long distance settlements paid to other carriers, similar to our own reduction in revenue caused by decreased tariffs.

     Mobile Services. Cost of revenue from Mobile Services increased to $4.6 million, or 26% of revenue, for the year ended December 31, 1999 from $3.6 million, or 37% of revenue, for the year ended December 31, 1998. Of the Mobile Services increase in cost of revenue of $1.0 million in the year ended December 31, 1999, $2.5 million was due to an increase in Golden Telecom GSM, offset by a $1.5 million decline in the business group's cost of revenue. The consolidation of Golden Telecom GSM only from June 30, 1998, accounted for $1.8 million of the increase, plus an increase in the second half cost of revenue of $0.7 million. Golden Telecom GSM cost of revenue increased to $4.2 million, or 25% of revenue, for the year ended December 31, 1999 from $3.3 million, or 24% of revenue, for the year ended December 31, 1998. The cost of revenue increased slightly as a percentage of revenue as we reduced our tariffs in response to competitive tariff pressures. Golden Telecom GSM was only consolidated from June 30, 1998 in the year ended December 31, 1998.

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

     Equity in Earnings/Losses of Ventures

     The losses after interest and tax charges from investments in non-consolidated ventures were $6.7 million for the year ended December 31, 1999 down from earnings of $2.6 million for the year ended December 31, 1998. We recognized earnings at Sovintel of $2.8 million for the year ended December 31, 1999, which partially offset the losses we recognized at other ventures. In the year ended December 31, 1998 our recognized earnings at Sovintel and TCM together were $6.8 million.

     Interest Income

     Our interest income was $5.2 million for the year ended December 31, 1999 up from $1.6 million for the year ended December 31, 1998. The increase in interest income largely reflects the interest received on the balance of the cash from our IPO proceeds in September 1999.

     Interest Expense

     Our interest expense was $2.4 million for the year ended December 31, 1999 down from $4.6 million for the year ended December 31, 1998. The decrease in interest expense was due to the reduction in third party debt during 1999.

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

     This section is comprised of a limited discussion of Sovintel's results of operations in the years ended December 31, 1999 and 1998. Sovintel was our principal non-consolidated operating company during these periods.

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

     Cost of Revenue

     Sovintel's cost of revenue decreased to $51.1 million, or 56% of revenue, for the year ended December 31, 1999, down from $76.2 million, or 61% of revenue, for the year ended December 31, 1998. The decrease as percentage of revenue was primarily a result of lower international and domestic settlement rates paid to other operators. In particular, the effective rate paid to Russian carriers decreased because their tariffs are denominated in rubles. Sovintel's cost of revenue for the year ended December 31, 1999 included $8.7 million to TCM and the TeleRoss Operating Company and $0.5 million paid to other group companies.

     Selling, General and Administrative

     Sovintel's selling, general and administrative expenses decreased by 26% to $17.6 million, or 19% of revenue, for the year ended December 31, 1999 from $23.8 million, or 19% of revenue, for the year ended December 31, 1998. The largest portion of the decrease was attributable to the provision for bad debt and to turnover and other taxes. This decrease was primarily due to lower turnover taxes as a result of decreased revenue together with a reduction in the bad debt expense.

INCOME TAXES

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of goodwill is not deductible for income tax purposes; and (3) in the year ended December 31, 1999 we recorded a $19.8 million abandonment and restructuring charge that was not deductible for income tax purposes. We have not recorded a tax benefit in relation to our net operating loss carry-forward amount as our taxable US income is largely comprised of interest income and dividends which we do not expect to continue over the longer term. We have not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments available for sale were $112.2 million and $162.7 million as of December 31, 2000 and December 31, 1999, respectively. Of these amounts, our cash and cash equivalents were $57.9 million and $162.7 million as of December 31, 2000 and December 31, 1999, respectively. In the fourth quarter of 2000, we invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At December 31, 2000 investments available for sale were $54.3 million.

     Our total restricted cash was $2.6 million and $21.0 million as of December 31, 2000, and December 31, 1999, respectively. The decrease in the amount of restricted cash was largely due to the effects of the exchange of Vostok Mobile B.V. for the equity interest in MCT Corp. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the twelve months ended December 31, 2000, we had net cash inflows of $18.1 million from our operating activities. During the twelve months ended December 31, 1999, we had net cash inflows of $16.4 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2000 is largely due to the reduction in our net loss. We used cash of $111.4 million and $18.2 million for investing activities, which were principally attributable to building our telecommunications networks and acquisitions, for the twelve months ended December 31, 2000 and 1999, respectively, and investing in money market instruments with an original maturity greater than three months during the twelve months ended December 31, 2000. Network investing activities totaled $37.1 million for the twelve months ended December 31, 2000 and included fiber optic capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine. Network investing activities totaled $22.1 million for the twelve months ended December 31, 1999.

     We had working capital of $100.0 million as of December 31, 2000 and $132.5 million as of December 31, 1999. At December 31, 2000, we had total debt of approximately $19.0 million, of which $3.3 million were current maturities. At December 31, 1999, we had total debt of approximately $28.0 million, of which $4.1 million were current maturities. Total debt at December 31, 1999 included amounts that were fully collateralized by restricted cash. At December 31, 2000 and December 31, 1999, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

     In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. Full prepayments were made to the lessor in April 2000 and August 2000. These prepayments have been offset against the lease obligation in the financial statements of the Company.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30.0 million back-to-back facility that expired on September 30, 2000. The funding level as of December 31, 2000 for all these facilities totaled $1.9 million, of which none was funded to our consolidated subsidiaries and $1.9 million was funded to our non-consolidated entities.

     Golden Telecom (Ukraine) entered into a 4-year supplier loan agreement with Siemens AG ("Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 Network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. The agreement carries interest at a rate equal to the six month United States Dollar LIBOR plus 4.9%. The Siemens Loan Agreement became effective with the execution of a payment guarantee by Golden Telecom, Inc. in October 2000.

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

     In the future, we may execute especially large or numerous acquisitions, inside and outside of the CIS, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combination of the above. In the case these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and the related investment, to finance our capital requirements for the next 12 to 24 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND TREASURY AND CURRENCY EXPOSURE MANAGEMENT

     Our treasury function has managed our funding, liquidity and exposure to interest rate and foreign currency exchange rate risks. Our investment treasury operations are conducted within guidelines that have been established and authorized by our audit committee. In accordance with our policy, we do not enter into any treasury management transactions of a speculative nature.

     The ruble and the hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to hedge against further devaluation by converting to other currencies is significantly limited. Further, our ability to convert rubles and hryvna into other currencies in Russia and Ukraine, respectively, is subject to rules that restrict the purposes for which conversion and the payment of foreign currencies are allowed.

     Given that much of our operating costs are indexed to or denominated in US dollars, including employee compensation expense, capital expenditure and interest expense, we have taken specific steps to minimize our exposure to fluctuations in the appropriate foreign currency. Although local currency control regulations require us to collect virtually all of our revenue in local currency, certain ventures generally either price or invoice in US dollars or index their invoices and collections to the applicable dollar exchange rate. Customer contracts may include clauses allowing additional invoicing if the applicable exchange rate changes significantly between the invoice date and the date of payment, favorable terms for early or pre-payments and heavy penalty clauses for overdue payments. Maintaining the dollar value of our revenue subjects us to additional tax on exchange gains.

     Although we are attempting to match revenue, costs, borrowing and repayments in terms of their respective currencies, we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

     Our cash and cash equivalents are held largely in interest bearing accounts, in US Dollars, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. Book value as at December 31, 2000 and 1999 approximates fair value.

     Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities. Our investments available for sale of $54.3 million as at December 31, 2000, are stated at fair value.

     We are exposed to market risk from changes in interest rates on our obligations and we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in foreign currencies which exposes us to risks associated with changes in foreign currency exchange rates. We have developed risk management policies that establish guidelines for managing foreign currency exchange rate risk and we also periodically evaluate the materiality of foreign currency exchange exposures and the financial instruments available to mitigate this exposure. Fair value of our debt obligations at December 31, 2000 and 1999, approximates total value.

     In September 2000, Golden Telecom, Inc. issued a $9.0 million convertible loan to MCT in connection with the agreement to acquire the ownership interest in MCT. This convertible loan has a term of 13 months and a fixed interest rate of 13 percent per annum. Fair value approximates the carrying amount.

     The following table provides information (in thousands) about our cash equivalents, investments available for sale, convertible loan, and debt obligations that are sensitive to changes in interest rates.

                                                                                                       2000       1999
                                            2001      2002     2003     2004     2005    THEREAFTER    TOTAL     TOTAL
                                           -------   ------   ------   ------   ------   ----------   -------   --------
Cash equivalents.........................  $57,889   $   --   $   --   $   --   $   --     $   --     $57,889   $145,783
Investments available for sale
  Variable rate..........................  $54,344   $   --   $   --   $   --   $   --     $   --     $54,344   $     --
  Average interest rate..................     6.60%      --       --       --       --         --          --         --
Note receivable..........................  $ 9,000   $   --   $   --   $   --   $   --     $   --     $ 9,000   $     --
  Fixed rate.............................    13.00%      --       --       --       --         --          --         --
Long-term debt, including current portion
  Fixed rate.............................  $    --   $   --   $1,216   $2,832   $3,242     $3,710     $11,000   $ 11,000
  Average interest rate..................       --       --    14.00%   14.00%   14.00%     14.00%         --         --
Long-term debt, including current portion
  Variable rate..........................  $ 3,339   $2,220   $1,488   $  950   $   --     $   --     $ 7,997   $ 17,029
  Average interest rate..................    10.34%   10.60%   10.92%   11.46%      --         --          --         --

     The following table provides information about our financial instruments by local currency and where applicable, presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

                                                                                                        2000      1999
                                              2001     2002     2003     2004     2005    THEREAFTER    TOTAL     TOTAL
                                             ------   ------   ------   ------   ------   ----------   -------   -------
ASSETS
Current assets
Russian rubles.............................  $5,642   $   --   $   --   $   --   $   --     $   --     $ 5,642   $ 5,996
  Average foreign currency exchange rate...   28.16       --       --       --       --         --          --        --
Ukrainian hryvna...........................  $2,742   $   --   $   --   $   --   $   --     $   --     $ 2,742   $ 1,423
  Average foreign currency exchange rate...    5.43       --       --       --       --         --          --        --
LIABILITIES
Current liabilities
Russian rubles.............................  $1,097   $   --   $   --   $   --   $   --     $   --     $ 1,097   $ 2,753
  Average foreign currency exchange rate...   28.16       --       --       --       --         --          --        --
Ukrainian hryvna...........................  $1,365   $   --   $   --   $   --   $   --     $   --     $ 1,365   $   315
  Average foreign currency exchange rate...    5.43       --       --       --       --         --          --        --
Long-term debt, including current portion
US dollars
  Variable rate............................  $2,960   $2,220   $1,488   $  950   $   --     $   --     $ 7,618   $15,205
  Average interest rate....................   10.44%   10.60%   10.92%   11.46%      --         --          --        --
  Fixed rate...............................  $   --   $   --   $1,216   $2,832   $3,242     $3,710     $11,000   $11,000
  Average interest rate....................      --       --    14.00%   14.00%   14.00%     14.00%         --        --
German marks
  Variable rate............................  $  365   $   --   $   --   $   --   $   --     $   --     $   365   $ 1,768
  Average interest rate....................    9.54%      --       --       --       --         --          --        --
Ukrainian hryvna
  Variable rate............................  $   14   $   --   $   --   $   --   $   --     $   --     $    14   $    56
  Average interest rate....................    9.54%      --       --       --       --         --          --        --

     Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt. Carrying value of the hryvna and German mark debt obligations approximate fair value as at December 31, 2000. Fair value of the US dollar denominated fixed rate debt obligations was $12.0 million as at December 31, 2000. At December 31, 1999 the carrying value of the US dollar denominated debt obligations approximated the fair value.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) projected traffic volume and other growth indicators; (ii) anticipated revenues and expenses; (iii) the Company's competitive environment and our stated intention to be the largest alternative communications operator in the markets where we offer our services;
(iv) the future performance of consolidated and equity method investments; and
(v) the political, regulatory and financial situation in the markets in which we operate, are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in this Form 10-K. Additional information may also be contained in the filings with the U.S. Security and Exchange Commission submitted by Global TeleSystems, Inc., ("GTS") the majority shareholder in the Company.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report and investors, therefore, should not place undue reliance on any such forward-looking statements.

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

                         INDEX TO FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.

                                                              PAGE
                                                              ----
YEAR END FINANCIAL STATEMENTS
  Report of Independent Auditors............................    65
  Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................    66
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000.......................    67
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000.......................    68
  Consolidated Statements of Shareholder's Equity for the
     years ended December 31, 1998, 1999 and 2000...........    69
  Notes to Consolidated Financial Statements................    70

                         EDN SOVINTEL LLC

YEAR END FINANCIAL STATEMENTS
  Report of Independent Auditors............................    94
  Balance Sheets as of December 31, 1999 and 2000...........    95
  Statements of Income for the years ended December 31,
     1998, 1999 and 2000....................................    96
  Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000....................................    97
  Statements of Members' Equity for the years ended December
     31, 1998, 1999 and 2000................................    98
  Notes to Financial Statements.............................    99

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Golden Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
February 13, 2001

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY.

                              GOLDEN TELECOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $ 162,722   $  57,889
  Investments available for sale............................         --      54,344
  Accounts receivable, net of allowance for doubtful
    accounts of $4,010 and $3,124 at December 31, 1999 and
    2000, respectively......................................     10,961      19,291
  Prepaid expenses..........................................      2,666       4,413
  Other current assets......................................      5,252       5,471
                                                              ---------   ---------
         TOTAL CURRENT ASSETS...............................    181,601     141,408
Property and equipment:
  Telecommunications equipment..............................     71,077     100,065
  Furniture, fixtures and equipment.........................      7,408       9,361
  Other property............................................      4,058       4,655
  Construction in progress..................................      8,922      10,549
                                                              ---------   ---------
                                                                 91,465     124,630
  Accumulated depreciation..................................     29,289      42,253
                                                              ---------   ---------
    Net property and equipment..............................     62,176      82,377
Investments in and advances to ventures.....................     45,196      49,629
Goodwill and intangible assets:
  Goodwill..................................................     72,785      75,543
  Intangible assets.........................................     14,419      42,922
                                                              ---------   ---------
                                                                 87,204     118,465
  Accumulated amortization..................................     33,737      48,420
                                                              ---------   ---------
    Net goodwill and intangible assets......................     53,467      70,045
Restricted cash.............................................     20,264       2,519
Other non-current assets....................................      3,920       2,478
                                                              ---------   ---------
         TOTAL ASSETS.......................................  $ 366,624   $ 348,456
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  35,022   $  28,256
  Debt maturing within one year.............................      4,148       3,339
  Due to affiliates.........................................      6,563       7,957
  Other current liabilities.................................      3,392       1,886
                                                              ---------   ---------
         TOTAL CURRENT LIABILITIES..........................     49,125      41,438
Long-term debt, less current portion........................     17,631       9,408
Affiliate long-term debt....................................      6,250       6,250
Other non-current liabilities...............................      2,250       4,830
                                                              ---------   ---------
         TOTAL LIABILITIES..................................     75,256      61,926
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................      2,816       3,337
SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
    authorized; none issued and outstanding at December 31,
    1999 and 2000)..........................................         --          --
  Common stock, $0.01 par value (50,000,000 and 100,000,000
    shares authorized; 24,050,125 and 24,479,997 shares
    issued and outstanding at December 31, 1999 and 2000
    respectively)...........................................        241         245
  Additional paid-in capital................................    407,863     412,754
  Accumulated deficit.......................................   (119,552)   (129,806)
                                                              ---------   ---------
         TOTAL SHAREHOLDERS' EQUITY.........................    288,552     283,193
                                                              ---------   ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........  $ 366,624   $ 348,456
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUE:
  Telecommunication services................................  $ 78,614   $ 86,807   $102,492
  Revenue from affiliates...................................     7,472     11,124     10,597
                                                              --------   --------   --------
          TOTAL REVENUE.....................................    86,086     97,931    113,089
OPERATING COSTS AND EXPENSES:
  Access and network services...............................    43,574     40,516     50,954
  Selling, general and administrative.......................    45,327     41,011     45,420
  Depreciation and amortization.............................    16,709     28,143     31,851
  Abandonment and restructuring charge......................        --     19,813         --
                                                              --------   --------   --------
          TOTAL OPERATING EXPENSES..........................   105,610    129,483    128,225
LOSS FROM OPERATIONS........................................   (19,524)   (31,552)   (15,136)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures...................     2,559     (6,677)      (285)
  Interest income...........................................     1,649      5,208     10,445
  Interest expense..........................................    (4,652)    (2,394)    (3,319)
  Foreign currency losses...................................    (7,452)    (2,739)      (390)
  Minority interest.........................................    (1,040)    (1,477)      (431)
  Other non-operating expense...............................        --         --       (148)
                                                              --------   --------   --------
          TOTAL OTHER INCOME (EXPENSES).....................    (8,936)    (8,079)     5,872
                                                              --------   --------   --------
Net loss before income taxes................................   (28,460)   (39,631)    (9,264)
Income taxes................................................     5,184      6,823        990
                                                              --------   --------   --------
NET LOSS....................................................  $(33,644)  $(46,454)  $(10,254)
                                                              ========   ========   ========
Net loss per share..........................................  $  (3.17)  $  (3.38)  $  (0.43)
                                                              ========   ========   ========
Weighted average common shares outstanding..................    10,600     13,736     24,096
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
OPERATING ACTIVITIES
  Net loss..................................................  $(33,644)  $(46,454)  $ (10,254)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities:
  Depreciation..............................................     6,941     11,863      15,133
  Amortization..............................................     9,768     16,280      16,718
  Equity in (earnings) losses of ventures, net of dividends
     received...............................................    (2,559)     6,677         285
  Abandonment and restructuring charge......................        --     19,813          --
  Minority interest.........................................     1,040      1,477         431
  Foreign currency losses...................................     7,452      2,739         390
  Other.....................................................     5,488      1,387       1,169
  Changes in assets and liabilities:
     Accounts receivable....................................    (1,145)       495      (8,558)
     Accounts payable and accrued expenses..................     4,570      1,337       5,945
     Other assets and liabilities...........................     3,379        758      (3,145)
                                                              --------   --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     1,290     16,372      18,114
INVESTING ACTIVITIES
  Purchases of property and equipment and intangible
     assets.................................................   (18,704)   (22,110)    (37,115)
  Acquisitions, net of cash acquired........................   (40,017)    (6,397)    (24,309)
  Restricted cash...........................................   (19,096)     7,251       4,448
  Purchase of investments available for sale................        --         --     (53,080)
  Convertible loan to affiliated company....................        --         --      (9,000)
  Dividend received from affiliated company.................        --         --       1,910
  Other investing...........................................    15,404      3,073       5,776
                                                              --------   --------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (62,413)   (18,183)   (111,370)
FINANCING ACTIVITIES
  Proceeds from debt........................................    13,885      6,857      22,900
  Repayments of debt........................................    (7,104)   (13,983)    (31,540)
  Net proceeds from issuance of common stock................        --    142,453          --
  Net proceeds from shareholder.............................    67,370     16,071          32
  Other financing...........................................        --         --      (2,815)
                                                              --------   --------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    74,151    151,398     (11,423)
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (2,798)    (1,029)       (154)
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    10,230    148,558    (104,833)
Cash and cash equivalents at beginning of period............     3,934     14,164     162,722
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,164   $162,722   $  57,889
                                                              ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN THOUSANDS)

                                                   COMMON STOCK     ADDITIONAL                     TOTAL
                                                  ---------------    PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                  SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                                  ------   ------   ----------   -----------   -------------
Balance at December 31, 1997....................  10,600    $106     $154,916     $ (39,454)     $115,568
  Contributions by shareholder..................      --      --       86,859            --        86,859
  Net loss......................................      --      --           --       (33,644)      (33,644)
                                                  ------    ----     --------     ---------      --------
Balance at December 31, 1998....................  10,600    $106     $241,775     $ (73,098)     $168,783
  Proceeds from the sale of common stock, net of
    expenses of $8,348..........................  13,030     131      142,322            --       142,453
  Issuance of warrants..........................      --      --        1,500            --         1,500
  Compensatory restricted stock grants..........      --      --          213            --           213
  Acquisition of Ukrainian TeleSystems, LLC.....     420       4        5,032            --         5,036
  Contributions by shareholder..................      --      --       17,021            --        17,021
  Net loss......................................      --      --           --       (46,454)      (46,454)
                                                  ------    ----     --------     ---------      --------
Balance at December 31, 1999....................  24,050    $241     $407,863     $(119,552)     $288,552
  Compensatory restricted stock grants..........      --      --          852            --           852
  Acquisition of Ukrainian TeleSystems, LLC.....      30      --          360            --           360
  Acquisition of Agama Limited..................     400       4        3,795            --         3,799
  Adjustment of shareholder contribution........      --      --         (116)           --          (116)
  Net loss......................................      --      --           --       (10,254)      (10,254)
                                                  ------    ----     --------     ---------      --------
Balance at December 31, 2000....................  24,480    $245     $412,754     $(129,806)     $283,193
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

     The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and GTS remains the majority shareholder in the Company. As the CIS Entities are under common control, the accompanying 1998 and 1999 financial statements give effect to the reorganization as if it were a pooling of interests and the financial statements have been presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Wholly owned subsidiaries and majority owned ventures where the Company has unilateral operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise unilateral operating and financial control are accounted for by the equity method. The Company had certain majority-owned ventures that were accounted for by the equity method as a result of minority shareholder rights, super majority voting conditions, or other considerations that prevented the Company from obtaining unilateral control of the venture, but these ventures were acquired by MCT Corp. in December 2000. All significant inter-company accounts and transactions are eliminated upon consolidation.

     The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recognized have been recovered. The results of operations of the abandoned cellular ventures are excluded from our results of operations from August 31, 1999, the date of abandonment, through to disposition in December 2000.

     Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

  Foreign Currency Translation

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency (either Russian rubles or Ukrainian hryvna) in accordance with the requirements of accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS in that they reflect certain adjustments, recorded on the Company's CIS legal entities' books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of

                              GOLDEN TELECOM, INC.

America ("US GAAP"). The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment.

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

     The local currencies of the countries located within the CIS are not convertible outside the territory of the respective countries. Official exchange rates are determined daily by the respective Central Banks and were considered to be reasonable approximations of market rates until mid-August 1998. Since that date, liquidity in the currency trading and inter-bank trading has varied. As a result, the market rates have fluctuated significantly and have, at times, diverged from the official rates. Nonetheless, the various market-related rates are based on the official rates. Accordingly, the respective official rates have been used for translation purposes in these financial statements. The translation of local currency denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar value of capital to its shareholders.

  Cash and Cash Equivalents and Restricted Cash

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. In addition, the Company had $21.0 million and $2.6 million of restricted cash at December 31, 1999 and 2000, respectively. The restricted cash is primarily related to cash held in escrow at a financial institution for the collateralization of debt obligations that certain of the Company's consolidated subsidiaries and equity ventures have borrowed from such financial institution.

  Investments Available for Sale

     The Company classifies its investments in debt securities, which do not qualify as cash equivalents due to their extended maturities, as investments available for sale. Investments available for sale of $54.3 million as of December 31, 2000 consisted of money market instruments such as certificates of deposit and commercial paper, and the contractual maturity of the entire balance is less than one year. Investments available for sale are stated at fair value which approximates cost plus accrued interest income. Accordingly, there are no unrecognized gains or losses as of December 31, 2000.

  Accounts Receivable, Net

     Accounts receivable are shown at their net realizable value which approximates their fair value.

                              GOLDEN TELECOM, INC.

  Inventories

     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on a specific identification basis.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. At December 31, 2000, the Company has included in property and equipment, a capitalized leases in the amount of $9.8 million with associated accumulated depreciation of $1.1 million. Amortization of assets recorded under capital leases is included with depreciation expense for the year ended December 31, 2000.

  Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over its estimated useful life, five years. Intangible assets, principally telecommunications service contracts, licenses, software and content are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to five years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized in 1998, 1999 or 2000.

  Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company's income tax liability. Prior to its formation, the Company was functioning as operating units of GTS and was included in the consolidated tax return of GTS.

                              GOLDEN TELECOM, INC.

  Revenue Recognition

     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected, and the time spent online. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at rates ranging from 1.5% to 4.0% during 1998, 1999 and 2000, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

     In accordance with the provisions of the SEC Staff Accounting Bulletin No. 101, the Company has deferred telecommunications connection fees and capitalized telecommunication connection fee cost of revenue. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The current amount of deferred revenue was negligible and $2.0 million as of December 31, 1999 and 2000, respectively. The non-current amount of deferred revenue was $0.2 million and $2.7 million as of December 31, 1999 and 2000, respectively.

  Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 1999 and 2000 were $2.8 million and $5.0 million, respectively. Advertising expenses were not material in the year ended December 31, 1998.

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

  Government Pension Funds

     The Company contributes to the Russian and Ukrainian state pension funds and social funds, on behalf of all its Russian and Ukrainian employees. Contributions are determined as a percentage of gross payroll.

  Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, investments held for sale, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair value. The carrying value of long-term debt to GTS and a vendor of telecommunications equipment approximated the fair value as of December 31, 1999 and the fair value was $12.0 million as of December 31, 2000.

  Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 1998, 1999 and 2000, comprehensive income for the Company is equal to net loss.

                              GOLDEN TELECOM, INC.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and investments held for sale. Of the $57.9 million of cash and cash equivalents and $54.3 million of investments available for sale held at December 31, 2000, $92.2 million was held in US money market instruments in US financial institutions. The balance being maintained in US-owned and, to a lesser extent, local financial institutions within the CIS. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The company generally does not require collateral to extend credit to its customers.

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. Due to the devaluation, many Russian banks were declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured by the Russian government. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar. The official exchange rate as of December 31, 1999 and December 31, 2000 was 27.00 rubles and 28.16 per US dollar, respectively. The Company has taken and intends to continue to take actions that may minimize the unfavorable effect of ruble devaluation.

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

  Use of Estimates in Preparation of Financial Statements

     The preparation of these consolidated financial statements, in conformity with US generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial and Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company will adopt the new statement, which is effective for fiscal years beginning after June 15, 2000, on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new statement will have a significant effect on its results of operations or financial position.

  Comparative Figures

     Certain of 1998 and 1999 amounts have been reclassified to conform to presentation adopted in the current year.

                              GOLDEN TELECOM, INC.

NOTE 3: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

     The Company has continually increased its ownership interest in several of its previously existing ventures by either buying all or part of the minority shareholders' interest in these ventures. These transactions have enabled the Company to consolidate certain ventures that were previously accounted for following the equity method of accounting. The Company has executed these transactions by paying cash and has accounted for these transactions under the purchase method of accounting, and as such, any purchase price paid over net tangible assets acquired has been reflected as goodwill, which is being amortized on a straight-line basis for a period of five years. No adjustments have been made to the assets and liabilities acquired, since their carrying values approximated their fair market values on the date of the transactions.

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

     The following unaudited pro forma combined results of operations for the Company gives effect to the Sovam, TCM and Golden Telecom (Ukraine) business combinations as if they had occurred at the beginning of 1998 (in thousands, except per share data). These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                             1998
                                                      ------------------
Revenues...........................................        $117,367
Net loss...........................................         (32,832)
Net loss per common share..........................        $  (3.10)

     In August 1999, the Company increased its beneficial ownership in TCM to 100%. Goodwill in the amount of $3.2 million was recorded by the Company.

     In addition, an affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the offering on September 30, 1999 in exchange for 420,000 newly issued shares of common stock of the Company. In accordance with the subscription agreement filed with the SEC at the time of the Initial Public Offering, an additional 30,000 shares of common stock in the Company were issued in full and final settlement to the affiliate of ING Barings. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

     In June 1999, the Company acquired the assets of Glasnet, a Moscow based Internet Services Provider (ISP). In July 1999, the Company acquired a 75% interest in SA Telcom LLP, a telecommunications and data services provider in Kazakhstan. In December 1999, the company acquired the assets of Nevalink, an Internet Services Provider (ISP), and of full-equity ownership of NevaTelecom. Both Nevalink and

                              GOLDEN TELECOM, INC.

NevaTelecom provide telecom and Internet services to the St. Petersburg market. These acquisitions were purchased for approximately $2.5 million in cash.

     In February 2000, Golden Telecom Ukraine, a majority owned subsidiary, acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based business. In March 2000, the Company acquired the assets of Referat.ru and Absolute Games, two leading vertical Internet portals in the education and computer gaming categories of the Russian Internet. In April 2000, the Company acquired the assets of Fintek, a prominent Moscow-based Web design studio and 51% of Commercial Information Networks (KIS), the largest Internet service provider in Nizhny Novgorod. In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired 25% of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, bringing its ownership interest in this company up to 100%. The combined purchase price was less than $3.0 million in cash.

     In October 2000, the Company acquired the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language Internet portal, for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian new agencies and publications.

     In December 2000, the Company acquired Agama Limited ("Agama") that owns the Agama family of web properties for approximately $13.1 million in cash and the issuance of 399,872 shares of the Company's common stock for $3.8 million, including 79,974 shares that are subject to a holdback and have been placed in escrow relating to personnel retention and payment of potential liability. The Agama family of Russian web properties include Aport, Atrus ("@Rus"), and Omen.

     The Company has executed the above transactions by paying cash and issuing shares of the Company's common stock. These transactions have been accounted under the purchase method of accounting, and as such, any purchase price paid over net tangible and intangible assets acquired has been reflected as goodwill, which is being amortized on a straight-line basis for a period of five years. No adjustments have been made to the assets and liabilities acquired, since their carrying values approximated their fair market values on the date of the transactions.

     The following information provides unaudited pro forma combined results of operations for the Company to give effect to the InfoArt and Agama business combinations as if they had occurred at the beginning of 1999. For the years ended December 31, 2000 and 1999, the impact of InfoArt and Agama on revenues would not have been significant. The pro forma net loss would have been $16.0 million, or $0.65 loss per common share for the year ended December 31, 2000 and $52.2 million, or $3.69 loss per common share, for the year ended December 31, 1999 These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

     In December 2000, the Company acquired an ownership interest in MCT Corp. ("MCT") in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns the Company's Russian mobile operations. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expects to be later diluted to not less than 18% as a result of subsequent equity offerings to be undertaken by MCT. As part of the transaction, the Company also acquired $9.0 million of MCT debt convertible into equity securities for cash.

     The Company accounted for the exchange of the subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the related fair values were not readily determinable, accordingly, no gain or loss was recognized on the exchange. Concurrent with the exchange of ownership interests, certain assets and rights to certain obligations of our Russian mobile ventures were assigned to MCT.

                              GOLDEN TELECOM, INC.

Prior to the transaction the book value of the Company's interest was adjusted for the effect of these concurrent transactions and the remaining portion of the abandonment and restructuring reserve.

NOTE 4: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments, in the periods shown, range from 23% to 70%.

     The components of the Company's investments in and advances to ventures are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Equity in net assets acquired...............................  $ 8,186   $11,459
Excess of investment cost over equity in net assets acquired
  net of amortization of $4,730 at December 31, 1999........      390        --
Accumulated earnings recognized.............................   21,338    31,676
Dividends...................................................   (1,442)   (2,453)
Cash advances and other.....................................   16,724     8,947
                                                              -------   -------
          Total investments in and advances to ventures.....  $45,196   $49,629
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

     The Company has financed the operating and investing cash flow requirements of several of its ventures in the form of cash advances. The Company anticipates that these ventures will generate sufficient cash inflows for the repayment of the cash advances as their businesses mature. Also, due to the long-term nature of the anticipated repayment period, except the convertible loan to MCT which is due on October 29, 2001, and the potential risk associated with the repatriation of the cash advances, the Company has aggregated its investments in and cash advances to the ventures.

     The $9.0 million convertible note acquired from MCT, together with all accrued and unpaid interest shall be convertible into fully paid and non-assessable shares of MCT at the option of GTI. The conversion price shall be equal to 115% of the last price at which shares of MCT were purchased by a third party in an arm's length offering. In the event MCT defaults on the payment of principal or interest, GTI can convert the loan together with all accrued and unpaid interest at a conversion price equal to $6.00 per fully paid and non-assessable share of MCT. This loan is collateralized by a debt instrument issued by an affiliate of MCT and assigned to MCT and further assigned to the Company, pledged shares from one of MCT's subsidiaries, and shares in Vostok Mobile B.V.

     The Company's share of the ventures' foreign currency translation adjustments is reflected in the investment accounts.

                              GOLDEN TELECOM, INC.

CHANGES IN THE INVESTMENTS IN AND ADVANCES TO VENTURES

     The changes in the investments in and advances to ventures are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Balance, at beginning of period.............................  $46,519   $45,196
  Equity in net assets acquired.............................      159        --
  Excess of investment cost over equity in net assets
     acquired...............................................      120        --
  Dividends.................................................   (1,011)   (1,049)
  Effect of exchange of shares in Vostok Mobile B.V. for
     MCT....................................................       --     2,771
  Convertible loan to MCT...................................       --     9,000
  Cash advances (repayments) and other......................    6,878    (6,005)
                                                              -------   -------
                                                                6,146     4,717
  Equity ownership in (losses)/earnings.....................   (1,635)    2,355
  Excess losses recognized over amount attributable to
     ownership interest.....................................   (4,125)   (2,780)
  Interest income on advances...............................      141       453
  Amortization of excess of investment cost over equity in
     net assets acquired....................................   (1,058)     (312)
                                                              -------   -------
                                                               (6,677)     (284)
                                                              -------   -------
  Loss in value that is other than temporary................     (792)       --
                                                              -------   -------
Balance, at end of period...................................  $45,196   $49,629
                                                              =======   =======

     For all periods presented through December 31, 2000, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                                                       EQUITY METHOD ENTITIES
                                                 ----------------------------------
                                                        PERIOD           OWNERSHIP
                                                 ---------------------   ----------
EDN Sovintel...................................           All               50%
TeleRoss Ventures..............................           All            50% - 100%
Vostok Mobile Ventures.........................  Through December 2000   50% - 70%
Sovam..........................................  Through January 1998      66.67%
TCM............................................    Through June 1998        50%
Golden Telecom (Ukraine).......................    Through June 1998       24.5%
MCT Corp.......................................   From December 2000     23% - 24%

     Sovam, TCM and Golden Telecom (Ukraine) are all accounted for using the consolidation method subsequent to the dates indicated above.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 1999 and 2000. The December 31, 1999 and 2000 information excludes the results of the abandoned Vostok Mobile ventures. The December 31, 2000 information includes the results of Vostok Mobile ventures that were exchanged for an equity interest of approximately 24% in MCT until December 28, 2000, the date the exchange was completed. The December 31, 2000 information includes the results of increased ownership in three TeleRoss ventures that occurred in the second half of 2000. These three ventures were not material to the financial statements as a

                              GOLDEN TELECOM, INC.

whole and therefore, the equity method of accounting was maintained throughout 2000. The December 31, 2000 balance sheet information includes the balances of MCT.

                                     YEAR ENDED DECEMBER 31, 1999             YEAR ENDED DECEMBER 31, 2000
                                 -------------------------------------   --------------------------------------
                                              50% OR         TOTAL                    50% OR          TOTAL
                                 MAJORITY      LESS          EQUITY      MAJORITY      LESS          EQUITY
                                  OWNED        OWNED         METHOD       OWNED        OWNED         METHOD
                                 VENTURES    VENTURES       VENTURES     VENTURES    VENTURES       VENTURES
                                 --------   -----------   ------------   --------   -----------   -------------
                                            (IN THOUSANDS)                           (IN THOUSANDS)
Revenue........................  $ 1,758     $108,384       $110,142     $ 2,493     $113,846       $116,339
Gross margin...................    1,128       52,724         53,852       1,639       58,313         59,952
Net income.....................   (1,205)         327           (878)     (1,205)       5,939          4,734
Current assets.................      188       29,341         29,529         137       44,113         44,250
Total assets...................    4,285      109,373        113,658         808      216,461        217,269
Current liabilities............    2,428       28,559         30,987         172       93,138         93,310
Total liabilities..............    3,352       43,024         46,376         922      108,583        109,505
Net assets.....................      933       66,349         67,282        (114)     107,878        107,764

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Other intangible assets consists of:
  Internet software and related content.....................  $    --   $24,463
  Telecommunications service contracts......................    5,888     5,888
  Licenses..................................................    4,783     5,302
  Other intangible assets...................................    3,748     7,269
                                                              -------   -------
          Total other intangible assets.....................  $14,419   $42,922
                                                              =======   =======
Accounts payable and accrued expenses consists of:
  Accounts payable..........................................  $ 6,010   $11,471
  Interest payable..........................................      962     1,358
  Accrued compensation......................................    2,330     2,151
  Accrued other taxes.......................................    2,763     4,759
  Abandonment and restructuring charge accrual..............    9,461       240
  Accrued access and network services.......................    3,309     3,020
  Other accrued expenses....................................   10,187     5,257
                                                              -------   -------
          Total accounts payable and accrued expenses.......  $35,022   $28,256
                                                              =======   =======

                              GOLDEN TELECOM, INC.

NOTE 6: DEBT OBLIGATIONS AND CAPITAL LEASE

     Company debt consists of:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Citibank General Credit Agreement...........................  $ 6,765   $    --
Siemens Equipment Agreement.................................    1,824       379
Motorola Equipment Agreement................................    6,910     4,218
Vendor Settlement Agreement.................................    4,750     4,750
Note payable to GTS.........................................    6,250     6,250
Siemens Loan Agreement......................................       --     3,400
Other indebtedness..........................................    1,530        --
                                                              -------   -------
                                                               28,029    18,997
Less: debt maturing within one year.........................    4,148     3,339
                                                              -------   -------
          Total long-term debt..............................  $23,881   $15,658
                                                              =======   =======

     Aggregate maturities of long-term debt, as of December 31, 2000, are as follows: 2001 -- $3.3 million, 2002 -- $2.2 million, 2003 -- $2.7 million,
2004 -- $3.8 million, 2005 -- $3.2 million and thereafter -- $3.8 million.

     The Company paid interest of $1.9 million, $2.4 million and $2.9 million in 1998, 1999, and 2000, respectively.

     Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000. The funding level as of December 31, 2000 for all these facilities totaled $1.9 million, of which none was funded to the Company's consolidated subsidiaries and $1.9 million was funded to the Company's affiliates. The loan carries interest at a rate equal to the six month London Inter-Bank Offering Rate ("LIBOR") plus
1.0 percent per annum (equivalent to 8.07% at December 31, 2000).

     In November 1996, Golden Telecom (Ukraine) entered into an agreement with Siemens GmbH, which was amended to include MKM Telekom (a subsidiary of Siemens) (collectively referred to as the "Siemens equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to 8.6 million Deutsche Marks (DM) of certain equipment from Siemens. The terms allowed Golden Telecom (Ukraine) to finance up to 70% of this amount. Golden Telecom (Ukraine) is required to make semiannual principal payments plus accrued interest for three years beginning six months after completion of installation of such equipment. Amounts outstanding under this agreement totaled 0.8 million DM ($0.4 million) at December 31, 2000. The agreement carries interest at a rate equal to the DM LIBOR rate plus 4.5 percent per annum (equivalent to 9.54% at December 31, 2000).

     In June 1996, Golden Telecom (Ukraine) entered into an agreement with Motorola Corporation (the "Motorola equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to $20.0 million of certain equipment from Motorola. Through December 31, 2000, the Company had purchased $13.7 million

                              GOLDEN TELECOM, INC.

of equipment under this agreement. Golden Telecom (Ukraine) is required to make semiannual payments plus accrued interest beginning six months after completion of installation of such equipment. Amounts outstanding under this agreement totaled $4.2 million at December 31, 2000. The agreement carries interest at a rate equal to the LIBOR rate plus 3.0 percent per annum (equivalent to 9.96% at December 31, 2000).

     In October 2000, Golden Telecom (Ukraine) entered into a 4 year supplier loan agreement with Siemens AG (the "Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. Amounts outstanding under this agreement totaled $3.4 million at December 31, 2000. The agreement carries interest at a rate equal to the six month USD LIBOR plus 4.9% (equivalent to 11.64% at December 31, 2000). The Siemens Loan Agreement became effective with the execution of a payment guarantee by Golden Telecom, Inc.

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

  Debt Restructuring

     On September 10 1999, the Company, GTS and a vendor of telecommunications equipment executed a Settlement Agreement in regard to a credit facility under which, certain equity method cellular investees had outstanding loans. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS paid directly or funded the settlement of certain outstanding accounts receivable from the cellular investees to the vendor for $2.5 million. The Company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable, which have subsequently been assigned to MCT, and issued promissory notes to GTS in a total amount of $6.3 million and the vendor in a total amount of $4.8 million. In addition, the Company issued certain warrants to the vendor described below.

     The promissory note issued to the vendor bears interest at 14% per annum. The note is subordinated to accounts payable and senior loans and has a maturity of seven years. The Company is not required to make any payments under the note for the first thirty-months. At its election, the vendor will have the option of selling the note to GTS at 60% of its face value, $2.9 million, during the first year after which such option expires.

     The two promissory notes issued to GTS, for $4.8 million and $1.5 million, have the same ranking, maturity, interest rate and payment terms as the $4.8 million promissory note issued to the vendor, as described above.

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

                              GOLDEN TELECOM, INC.

NOTE 7: SHAREHOLDERS' EQUITY

  Common Stock

     On June 10, 1999, the Company issued one hundred shares of $0.01 par common stock to GTS. In anticipation of the Initial Public Offering of our stock and in consideration of the contribution of the assets that constitute Golden Telecom, Inc., on September 29, 1999, the Company issued an additional 10,599,900 shares of common stock to GTS. The accompanying financial statements have been prepared with the assumption that 10,600,000 shares of common stock have been issued and outstanding for all of the prior periods presented. On September 30, 1999, the Company issued 4,456,328 shares of $0.01 par common stock to GTS and 2,673,797 shares of $0.01 par common stock to a group of strategic investors. Additionally the Company issued 420,000 shares of $0.01 par common stock to an affiliate of ING Barings as partial consideration for its ownership interest in GTS-Ukrainian TeleSystems LLC. Also, on September 30, 1999, the Company signed an Underwriting Agreement with Deutsche Bank AG London to issue 4,650,000 shares of $0.01 par common stock as part of the Company's initial public offering.

     In December 1999, the Company issued privately 1,250,000 shares of $0.01 par common stock to Capital International Global Emerging Markets Private Equity Fund, L.P. Capital International has received certain registration rights from the Company, and in accordance with a shareholders agreement with GTS, GTS has agreed, subject to certain terms and conditions to appoint one individual nominated by Capital International to GTI's Board of Directors.

     In accordance with the subscription agreement filed with the SEC at the time of the Company's Initial Public Offering, an additional 30,000 shares of the Company's common stock were issued on March 1, 2000 to an affiliate of ING Baring's in full and final settlement for its ownership interest in Golden Telecom Ukraine.

     On May 17, 2000, the Company's shareholders approved an increased Company's authorized common stock from 50 million to 100 million shares.

     On June 30, 2000, the Company filed a Registration Statement on Form S-1 with the SEC to register 2,145,633 shares of Common Stock held by Capital International Global Emerging Markets Private Equity Fund, L.P. and affiliates of ING Barings.

     The Company has reserved 3,371,694 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan and 141,961 shares of common stock as restricted shares to be issued to certain employees. The Company has also reserved 126,050 shares of common stock to be issued against warrants held by a vendor of telecommunications equipment.

  Preferred Stock

     On May 17, 2000, the Company's shareholders approved authorization of 10 million shares of preferred stock.

NOTE 8: STOCK OPTION PLANS

     Prior to the formation of the Company, certain employees participated in one or more of the stock option plans of GTS. At the time of the IPO certain employees that had been granted GTS options that would vest during the year 2000, surrendered those options and received restricted shares in Golden Telecom, Inc., which will vest on the second anniversary of the IPO. The maximum number of restricted shares to be issued under this arrangement was 141,961. The restricted shares were priced at $0.01 per share and the maximum total cost of this restricted share program to the company will be $1.7 million (grant date fair value) of which $0.2 million and $0.9 million was recorded in the years ended December 31, 1999 and 2000, respectively.

                              GOLDEN TELECOM, INC.

     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc., ("the GTI Option Plan") a stock option plan similar to the principal option plan of GTS. The Company has granted and intends to offer options to key employees, members of the Board of Directors of the Company, and employees of its equity method investees. No charge to operations is expected to result from options issued under this plan except for options issued to the employees of equity method investees which will be recognized at the fair market value of the options granted. The Company's sole shareholder, at that time, and the board of directors approved the GTI Option Plan on September 30, 1999. The plan was ratified at the annual meeting of shareholders May 17, 2000. Under the equity plan not more than 4,023,551 shares of common stock (subject to antidilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. On July 17, 2000, the Company filed with the SEC a registration Statement on Form S-8 to register the 4,023,551 Common Shares available under the 1999 Equity Participation Plan. Options granted under the GTI Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant.

     The Company applies the provisions of APB No. 25 in accounting for its stock options incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss in future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have been approximately $48.3 million and, $3.52 net loss per common share and $18.7 million and $0.78 net loss per common share for the year ended December 31, 2000.

     The fair value of options granted under the GTI Option Plan in 1999 and 2000 are estimated to be $8.05 and between $12.61 and $29.04 per common share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield of 0% for all periods presented, risk free interest rate of 5.90% for 1999 and 5.20% for 2000, an expected life of five years for 1999 and three years for 2000, and an expected volatility of
1.00 for 1999 and 1.45 for 2000.

     Additional information with respect to stock options activity is summarized as follows:

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                      1999                   2000
                                              --------------------   --------------------
                                                          WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                              ---------   --------   ---------   --------
Outstanding at beginning of year............         --    $   --    2,767,000    $12.00
Options granted.............................  2,767,000     12.00      616,000     18.20
Options exercised...........................         --        --           --        --
Options canceled or expired.................         --        --      (11,306)    30.80
                                              ---------              ---------
Outstanding at end of year..................  2,767,000     12.00    3,371,694     13.06
                                              =========              =========
Options exercisable at year end.............         --    $   --    1,076,211    $12.00

                              GOLDEN TELECOM, INC.

     The following table summarizes information about stock options outstanding:

                                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                       ------------------------------------   ----------------------
                                                      WEIGHTED
                                                       AVERAGE
                                                      REMAINING    WEIGHTED                 WEIGHTED
                                                     CONTRACTUAL   AVERAGE                  AVERAGE
                                         NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES AT DECEMBER 31, 2000:  OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
-------------------------------------  -----------   -----------   --------   -----------   --------
$12.00............................      2,765,694        8.7        $12.00     1,076,211     $12.00
 15.63............................        521,000        9.8         15.63            --         --
 21.25............................         20,000        9.1         21.25            --         --
 33.25 to 36.00...................         65,000        9.3         35.58            --         --

NOTE 9: EMPLOYEE BENEFIT PLAN

     Prior to the formation of the Company, certain employees participated in the GTS 401(k) retirement savings plan (the "Savings Plan") covering all US citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and, as such, participants may defer pretax income in accordance with federal income tax limitations. GTS provided a 50% matching contribution on the first 5% contributed by the employee. GTS may also, at its discretion, make non-matching contributions. Both matching and non-matching contributions by GTS vest 100% after three years of service. The Company's expense under the Savings Plan for the Company's employees was approximately $40,000, $37,000 and $39,710 for the years ended December 31, 1998, 1999 and
2000, respectively. Neither GTS nor the Company made any discretionary (non-matching) contributions for the years ended December 31, 1998, 1999 or 2000.

     Certain employees continue to participate through the GTS 401(k) retirement savings plan, however the Company intends to establish a 401(k) Retirement Savings Plan.

NOTE 10: INCOME TAXES

     The Company accounts for income taxes using the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

     The components of loss before income taxes and minority interest were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998       1999      2000
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Pretax loss:
  Domestic............................................  $ (8,210)  $(23,449)  $(2,853)
  Foreign.............................................   (19,210)   (14,705)   (5,980)
                                                        --------   --------   -------
                                                        $(27,420)  $(38,154)  $(8,833)
                                                        ========   ========   =======

     The following is the Company's significant components of the current provision for income taxes attributable to continuing operations:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998      1999     2000
                                                              -------   -------   -----
                                                                   (IN THOUSANDS)
Domestic....................................................  $   --    $   --    $142
Foreign.....................................................   5,184     6,823     848
                                                              ------    ------    ----
                                                              $5,184    $6,823    $990
                                                              ======    ======    ====

                              GOLDEN TELECOM, INC.

     The Company paid income taxes of $5.4 million, $7.1 million and $1.1 million in 1998, 1999 and 2000, respectively.

     The Company did not record a domestic provision for income taxes prior to 2000 as, prior to its formation, the Company was functioning as operating units of GTS. The US based subsidiaries of the Company (the "US subsidiaries") were wholly-owned subsidiaries of GTS and accordingly, were included in GTS' US consolidated income tax returns. Under the previous structure, had the US subsidiaries filed a consolidated US income tax return, the Company would have incurred income taxes of $2.9 million for the year ended December 31, 1998 and none for the year ended December 31, 1999. However, as a component of the formation of the Company, certain elections and transactions have been made that eliminated any US income tax liabilities incurred under the previous structure. No provision for domestic US taxes has been recorded for the years ended December 31, 1998 and 1999, in the accompanying financial statements. For the year ended December 31, 2000, a provision of $0.1 million has been recorded for domestic US taxes. The Company's future effective tax rate will depend largely on its structure and tax strategies.

     Upon the formation of the Company, taxable income or losses recorded are reported on the Company's consolidated income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS' US net operating loss carry-forwards in 1999. A valuation allowance has been established by the Company for the associated deferred tax asset, due to management's estimate of the future benefits of these amounts that are not likely to be realized. Accordingly, there was no impact in the accompanying financial statements.

     The reconciliation of the US statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Tax benefit at US statutory rates...........................   35.0%    35.0%    35.0%
Non-deductible expenses:
  Amortization..............................................  (14.7)   (13.7)   (59.8)
  Abandonment charge........................................     --    (17.0)      --
  Equity in (losses) earnings...............................    3.1     (6.1)    (1.1)
Foreign exchange differences................................   (9.2)    (2.1)    (1.6)
Different foreign tax rates.................................     --      1.0      1.7
Change in valuation allowance...............................  (21.6)   (13.8)    35.4
Other permanent differences.................................  (10.8)    (1.2)   (20.8)
                                                              -----    -----    -----
Tax expense.................................................  (18.2)%  (17.9)%  (11.2)%
                                                              =====    =====    =====

                              GOLDEN TELECOM, INC.

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carry-forwards.........................  $13,222   $ 10,336
  Accrued expenses..........................................    4,669      2,299
  Deferred revenue..........................................       --      1,254
  Fixed assets..............................................      310      2,751
  Other deferred tax assets.................................      617        891
  Valuation allowance.......................................  (16,816)   (13,689)
                                                              -------   --------
          Total deferred tax asset..........................  $ 2,002   $  3,842
                                                              =======   ========
Deferred Tax Liabilities:
  Accrued revenue...........................................  $    --   $  1,683
  Deferred expenses.........................................       --        754
  Other deferred tax liabilities............................    2,002      1,405
                                                              -------   --------
          Total deferred tax liability......................  $ 2,002   $  3,842
                                                              =======   ========
          Net deferred tax asset/liability..................  $    --   $     --
                                                              =======   ========

     The following table presents the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 attributable to different tax paying components in different tax jurisdictions:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  US tax component..........................................  $  8,780   $  5,734
  Foreign tax component.....................................    10,038     11,797
  Valuation allowance.......................................   (16,816)   (13,689)
                                                              --------   --------
          Total deferred tax asset..........................  $  2,002   $  3,842
                                                              ========   ========
Deferred Tax Liability:
  US tax component..........................................  $     --   $     --
  Foreign tax component.....................................     2,002      3,842
                                                              --------   --------
          Total deferred tax liability......................  $  2,002   $  3,842
                                                              ========   ========
          Net deferred tax asset/liability..................  $     --   $     --
                                                              ========   ========

     As of December 31, 2000, the Company had net operating loss carry-forwards for US federal income tax purposes of approximately $13.5 million expiring in fiscal years 2010 through 2019. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards are limited to a maximum of $7.5 million per year on a cumulative basis. As a result, $8.2 million of cumulative net operating losses are available for use during 2001.

     Certain of the Company's consolidated foreign ventures have foreign tax loss carry-forwards in excess of $16.0 million. These tax loss carry-forwards are typically denominated in the local currency, subject to annual

                              GOLDEN TELECOM, INC.

limitations and expire in fiscal years 2001 through 2004. The Company's financial statements do not reflect any provision for benefits that might be associated with such loss carry-forwards.

     GTS' investment in EDN Sovintel has historically been treated for US tax purposes as a partnership and, therefore, GTS' share of EDN Sovintel's income has flowed through to the GTS consolidated federal income tax return on a current basis. However, as part of the formation of the Company and the transfer of ownership rights in EDN Sovintel to the Company, the Company elected to treat its ownership in EDN Sovintel as a corporation for US tax purposes. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities where the Company's partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company's income tax liability.

NOTE 11: COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $2.5 million, $0.6 million, and $3.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2000, are as follows: 2001 -- $2.1 million, 2002 -- $1.9 million, 2003 -- $0.9 million, 2004 -- $0.5 million and
2005 -- $0.4 million.

  Other Commitments and Contingencies

     The Company's non-consolidated ventures have future purchase commitments amounting to $0.1 million and $1.6 million as of December 31, 1999 and 2000, respectively.

     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 6. The total amounts guaranteed at December 31, 1999 and 2000 were approximately $8.5 million and $1.9 million, respectively. The Company expects that all the collateralized debt will be repaid by the ventures.

  Major Customers

     The Company had one major customer in the CLEC reporting segment, representing $17.4 million, or 20%, of total revenues in 1998, $21.0 million, or 21%, of total revenues in 1999 and $18.4 million, or 16%, of total revenue in 2000.

  Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 1998, 1999, and 2000. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

                              GOLDEN TELECOM, INC.

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

     In September 1997, the Company acquired from its minority partner, Tricor B.V., its 49% ownership interest in Vostok Mobile B.V., the Company's intermediate holding company that has investment interests, between 50% and 100%, in eleven cellular operating companies, that was contributed MCT in December 2000 in exchange for an ownership interest in MCT, for total consideration of up to $7.7 million. Pursuant to the Company's agreement with Tricor B.V., the Company made payments of $5.3 million and $2.4 million in 1997

                              GOLDEN TELECOM, INC.

and 1999, respectively. Tricor B.V., at the time of the transaction, was owned by three individuals, one of whom is the former chief executive officer of GTS Mobile Services (CIS).

     The Company entered into an administrative services agreement with GTS. Pursuant to this agreement, GTS had provided the Company with certain accounting, tax and financial management and budgeting services, legal and regulatory services and human resources services. The amount paid under this agreement in 2000 was $0.1 million. This agreement has subsequently been amended to include only the legal and regulatory services and human resources services.

     Transactions with the Company's equity investees and other GTS affiliates were as follows, for the years ended December 31:

                                                            1998      1999      2000
                                                           -------   -------   ------
Revenue from equity investees............................  $ 7,400   $10,475   $9,960
Revenue from other GTS affiliates........................       72       649      637
Cost of revenue from equity investees....................   13,659     6,340    9,001
Cost of revenue from GTS affiliates......................      195       349    1,551

     Included in accounts receivable at December 31, 1999 and 2000, respectively is $0.5 million and $0.6 million of intercompany accounts receivable from other GTS affiliates.

NOTE 13: SEGMENT INFORMATION

  Line of Business Data

     The Company operates in four segments within the telecommunications industry. Previously, the Company reported three segments, but commencing from the beginning of 2000, the Company has operationally and financially separated its Data and Internet business from the Long Distance business. This separation is in line with the Company's strategy to develop the Data and Internet segment of its business. The four segments are: Competitive Local Exchange Carrier
(CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS; Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the periods ended December 31, 1998, 1999, and 2000. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Revenue......................  $168,573   $24,888    $26,329    $50,019      $ (9,357)    $260,452     $ 86,086
Depreciation and
 Amortization................     8,004     1,391      3,615     13,246         7,357       33,613       16,709
Operating income (loss)......    47,336      (132)    (6,005)    (3,584)      (16,390)      21,225      (19,524)
Identifiable assets..........   129,071    15,380     29,329     95,776       113,319      382,875      235,849
Capital expenditures.........    27,679     3,445      2,993     24,172           415       58,704       20,738

                               ADJUSTMENTS TO RECONCILE
                                  BUSINESS SEGMENT TO
                                 CONSOLIDATED RESULTS
                               -------------------------
                                 EQUITY
                                 METHOD      AFFILIATE
                                VENTURES    ADJUSTMENTS
                               ----------   ------------
                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Revenue......................  $(199,935)     $25,569
Depreciation and
 Amortization................    (16,904)          --
Operating income (loss)......    (41,040)         291
Identifiable assets..........   (147,026)          --
Capital expenditures.........    (37,966)          --

                              GOLDEN TELECOM, INC.


                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Revenue......................  $128,086   $27,166    $12,135    $35,108      $(10,292)    $192,203     $ 97,931
Depreciation and
 Amortization................    10,318     1,923      5,466     16,607        12,397       46,711       28,143
Operating income (loss)......    37,901       424     (8,667)    (5,769)      (43,412)     (19,523)     (31,552)
Identifiable assets..........   121,461    17,653     31,474     62,213       247,481      480,282      366,624
Capital expenditures.........    13,246     3,398      7,221     10,080         1,038       34,983       22,110

                               ADJUSTMENTS TO RECONCILE
                                  BUSINESS SEGMENT TO
                                 CONSOLIDATED RESULTS
                               -------------------------
                                 EQUITY
                                 METHOD      AFFILIATE
                                VENTURES    ADJUSTMENTS
                               ----------   ------------
                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Revenue......................  $(112,912)     $18,640
Depreciation and
 Amortization................    (18,568)          --
Operating income (loss)......    (12,078)          49
Identifiable assets..........   (113,658)          --
Capital expenditures.........    (12,873)          --

                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue......................  $125,962   $41,144    $15,484    $35,365      $ (7,174)    $210,781     $113,089
Depreciation and
 Amortization................    11,836     3,475      5,415     14,065        15,815       50,606       31,851
Operating income (loss)......    36,194      (404)    (5,105)    (3,523)      (26,174)         988      (15,136)
Identifiable assets..........   122,175    43,511     25,109     24,984       216,846      432,625      348,456
Capital expenditures.........    18,755    19,428      3,109     10,726           565       52,583       40,515

                               ADJUSTMENTS TO RECONCILE
                                  BUSINESS SEGMENT TO
                                 CONSOLIDATED RESULTS
                               -------------------------
                                 EQUITY
                                 METHOD      AFFILIATE
                                VENTURES    ADJUSTMENTS
                               ----------   ------------
                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue......................  $(116,339)     $18,647
Depreciation and
 Amortization................    (18,755)          --
Operating income (loss)......    (16,224)          98
Identifiable assets..........    (84,169)          --
Capital expenditures.........    (12,068)          --

  Geographic Data

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS-Russia and Ukraine. Geographic information as of December 31, 1999 and 2000 is as follows:

                                                                CORPORATE &    CONSOLIDATED
                                            RUSSIA    UKRAINE   ELIMINATIONS     RESULTS
                                           --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 1999
  Revenue................................  $ 67,923   $30,228      $ (220)       $ 97,931
  Long-lived assets......................   128,533    33,266       2,959         164,758
YEAR ENDED DECEMBER 31, 2000
  Revenue................................  $ 77,943   $36,101      $ (955)       $113,089
  Long-lived assets......................   160,508    41,034         566         202,108

                              GOLDEN TELECOM, INC.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company; the 1999 amounts principally relate to the abandonment and restructuring charge described in Note 16.

                                                              TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        2000
                                                              -------     -------
                                                                (IN THOUSANDS)
Issuance of common stock to affiliate of ING Barings........  $5,036      $  360
Acquisition of InfoArt......................................      --       2,617
Acquisition of Agama Limited................................      --       3,796
Acquisition of MCT Corp. in exchange for shares in Vostok
  Mobile B.V. and certain assets and rights to certain
  obligations...............................................      --       7,872
Other business acquisitions.................................      --         319
Siemens loan agreement......................................      --       3,400
Issuance of warrants........................................   1,500          --
Issuance of notes and assumption of debt related to certain
  cellular ventures.........................................   7,047          --
Issuance of notes and assumption of debt related to
  abandoned ventures........................................   3,953          --
Write-off certain equity investments, goodwill and fixed
  assets related to abandonment.............................   6,274          --
Other liabilities assumed related to abandonment and
  restructuring.............................................   9,586          --

NOTE 15: OTHER TRANSACTIONS

  Abandonment and restructuring

     In December 2000, the Company acquired an ownership interest in MCT in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns the Company's Russian mobile operations, including the abandoned ventures. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expects to be later diluted to not less than 18% as a result of subsequent equity offerings to be undertaken by MCT. At December 31, 2000 the Company owned approximately 23% of MCT.

     The acquisition of the equity interest in MCT effectively completes a major part of the Company's formal plan of restructuring, initiated when it abandoned certain mobile business operations in Russia, as approved by the Board of Directors of GTS in the third quarter of 1999. As part of this plan of restructuring, the Company had been seeking to dispose of the ownership interests in these operations and the intended not to provide any additional financial assistance to such businesses, other than debts assumed.

     The Company took a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, the Company recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. In the year ended December 31, 2000, $5.6 million was charged against these liabilities.

     The Company accounted for the exchange of the subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the fair values were not readily determinable, accordingly, no gain or loss was recognized. Concurrent with the exchange of ownership interests, certain assets and rights to certain obligations were assigned to MCT. Prior to the transaction the book value of the Company's interest was adjusted for the effect of the concurrent transactions and the remaining portion of the abandonment and restructuring reserve.

                              GOLDEN TELECOM, INC.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                      ACTUAL FOR THE THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               1999        1999         1999            1999
                                             ---------   --------   -------------   ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................   $24,185    $23,170       $25,111        $25,465
Cost of Revenues...........................     9,326      9,376        11,118         10,696
Gross Margin...............................    14,859     13,794        13,993         14,769
Selling, general and administrative........     8,638     10,432        10,928         11,013
Abandonment and restructuring charge.......        --         --        19,813             --
Net loss...................................    (7,776)    (8,194)      (26,424)        (4,060)
Net loss per share(1)......................   $ (0.73)   $ (0.77)      $ (2.44)       $ (0.18)

                                                      ACTUAL FOR THE THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               2000        2000         2000            2000
                                             ---------   --------   -------------   ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................   $24,309    $26,872       $29,381        $32,527
Cost of Revenues...........................    10,294     11,847        13,276         15,537
Gross Margin...............................    14,015     15,025        16,105         16,990
Selling, general and administrative........    10,254     10,707        12,017         12,442
Net loss...................................    (3,334)    (1,911)       (2,877)        (2,132)
Net loss per share(1)......................   $ (0.14)   $ (0.08)      $ (0.12)       $ (0.09)

---------------

(1) Per share amounts in this table were calculated based upon an assumption of 10,600,000 shares of common stock outstanding for each period prior to the quarter ended September 30, 1999. The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

                          AUDITED FINANCIAL STATEMENTS

                                EDN SOVINTEL LLC
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                      WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Members
EDN Sovintel LLC

     We have audited the accompanying balance sheets of EDN Sovintel LLC as of December 31, 2000 and 1999, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDN Sovintel LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited the financial statements of the Company at December 31, 2000 and 1999 and for each of the three years ended December 31, 2000, not presented herewith, prepared in compliance with the regulations for bookkeeping and accounting for income tax and statutory reporting purposes in the Russian Federation on which we expect to report separately for the 2000 audited financial statements and have reported separately for the 1998 and 1999 financial statements. The significant differences between the accounting principles applied in preparing the statutory financial statements and accounting principles generally accepted in the United States of America are summarized in Note 2.

                                             /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
February 13, 2001

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                 US DOLLARS)
                                    ASSETS

CURRENT ASSETS:
  Cash......................................................  $ 2,644   $ 4,013
  Accounts receivable, net of allowance for doubtful
     accounts of $3,364 and $4,981, respectively............   16,868    13,138
  Due from affiliated companies.............................      645       524
  Due from employees........................................      340       578
  Inventories...............................................    1,095     3,592
  VAT receivable, net.......................................    2,547     2,325
  Prepaid expenses and other current assets.................    1,424     1,763
                                                              -------   -------
          TOTAL CURRENT ASSETS..............................   25,563    25,933
Property and equipment, net.................................   50,477    51,340
Deferred expenses...........................................      675       540
Other non-current assets....................................      909     1,615
                                                              -------   -------
          TOTAL ASSETS......................................  $77,624   $79,428
                                                              =======   =======

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Trade payables............................................  $ 8,963   $ 6,922
  Accrued expenses..........................................    3,237     2,192
  Due to affiliated companies...............................    3,692     2,117
  Amount due to partner in commercial arrangement...........      929       659
  Short-term loan...........................................    3,052        --
  Deferred income taxes.....................................      686       686
                                                              -------   -------
          TOTAL CURRENT LIABILITIES.........................   20,559    12,576
Non-current liabilities.....................................       --     1,615
                                                              -------   -------
          TOTAL LIABILITIES.................................   20,559    14,191
          MEMBERS' EQUITY...................................   57,065    65,237
                                                              -------   -------
          TOTAL LIABILITIES AND MEMBERS' EQUITY.............  $77,624   $79,428
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1999      2000
                                                              --------   -------   -------
                                                              (IN THOUSANDS OF US DOLLARS)
REVENUES:
  Telecommunication services................................  $118,171   $87,934   $87,823
  Revenue from affiliates...................................     5,997     3,746     6,066
                                                              --------   -------   -------
                                                               124,168    91,680    93,889
OPERATING COSTS AND EXPENSES:
  Service costs.............................................    76,237    51,091    49,713
  Selling, general and administrative.......................    23,772    17,537    16,768
  Depreciation and amortization.............................     6,341     7,736     8,615
                                                              --------   -------   -------
          TOTAL OPERATING COSTS AND EXPENSES................   106,350    76,364    75,096
                                                              --------   -------   -------
INCOME FROM OPERATIONS......................................    17,818    15,316    18,793
OTHER INCOME (EXPENSE):
  Interest income...........................................       199       125       115
  Interest expense..........................................        --      (423)     (141)
  Foreign currency losses...................................    (7,628)   (1,853)   (1,308)
                                                              --------   -------   -------
          TOTAL OTHER INCOME (EXPENSE)......................    (7,429)   (2,151)   (1,334)
                                                              --------   -------   -------
Net income before taxes.....................................    10,389    13,165    17,459
Income taxes................................................     6,129     7,607     7,277
                                                              --------   -------   -------
          NET INCOME........................................  $  4,260   $ 5,558   $10,182
                                                              ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1999      2000
                                                              --------   -------   -------
                                                              (IN THOUSANDS OF US DOLLARS)
OPERATING ACTIVITIES
Net income..................................................  $  4,260   $ 5,558   $10,182
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     6,341     7,736     8,615
  Deferred income taxes.....................................     2,376    (1,504)       --
  Provision for doubtful accounts...........................     2,684     1,900     1,908
  Foreign exchange loss.....................................     7,628     1,853     1,308
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (17,302)   (2,458)    1,410
  Inventories...............................................       210       392    (2,596)
  Prepaid expenses and other assets.........................    (2,086)    3,850      (557)
  VAT receivable, net.......................................    (6,011)    2,269      (569)
  Trade payables............................................    16,891    (1,644)   (2,870)
  Accrued liabilities and other payables....................     1,842    (2,233)    1,874
  Increase (decrease) amounts due affiliated companies,
     net....................................................     2,889    (9,382)   (1,454)
                                                              --------   -------   -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    19,722     6,337    17,251
INVESTING ACTIVITIES -- Purchases of property and
  equipment.................................................   (18,554)   (7,021)   (9,344)
FINANCING ACTIVITIES
  Payment to affiliate......................................       (39)       --        --
  Proceeds from debt........................................     3,500     1,560        --
  Payment of debt...........................................        --    (2,008)   (3,322)
  Payment of dividends......................................        --    (1,011)   (3,021)
  Cash withdrawn from related party.........................       121        --        --
                                                              --------   -------   -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................     3,582    (1,459)   (6,343)
Effect of exchange rate changes on cash.....................    (5,254)     (329)     (195)
                                                              --------   -------   -------
Net (decrease) increase in cash.............................      (504)   (2,472)    1,369
Cash at beginning of period.................................     5,620     5,116     2,644
                                                              --------   -------   -------
          CASH AT END OF PERIOD.............................  $  5,116   $ 2,644   $ 4,013
                                                              ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                         STATEMENTS OF MEMBERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN THOUSANDS)

                                                                                      TOTAL
                                                              GOLDEN       OJSC      MEMBERS'
                                                              TELECOM   ROSTELECOM    EQUITY
                                                              -------   ----------   --------
Balance at December 31, 1997................................  $24,635    $24,634     $49,269
  Net income................................................    2,130      2,130       4,260
                                                              -------    -------     -------
Balance at December 31, 1998................................   26,765     26,764      53,529
  Dividends.................................................   (1,011)    (1,011)     (2,022)
  Net income................................................    2,779      2,779       5,558
                                                              -------    -------     -------
Balance at December 31, 1999................................   28,533     28,532      57,065
  Dividends.................................................   (1,005)    (1,005)     (2,010)
  Net income................................................    5,091      5,091      10,182
                                                              -------    -------     -------
Balance at December 31, 2000................................  $32,619    $32,618     $65,237
                                                              =======    =======     =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                         NOTES TO FINANCIAL STATEMENTS
                   (US DOLLAR AMOUNTS EXPRESSED IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS

     EDN Sovintel LLC (the "Company") is a joint venture between Sovinet, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") and Open Joint Stock Company "Rostelecom." EDN Sovintel was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

NOTE 2. BASIS OF PRESENTATION

     The Company maintains its records and prepares its financial statements in Russian rubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company's books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The principal adjustments are related to revenue recognition, certain accrued expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Foreign Currency Translation

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian rubles) have been re-measured into US dollars in accordance with the relevant provisions of SFAS No. 52, "Foreign Currency Translation."

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

                                EDN SOVINTEL LLC

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

     The Company recognizes impairment of property and equipment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. During the years ended December 31, 1998, 1999 and 2000, the Company's analyses indicated that there was no impairment of its property and equipment.

  Deferred Expenses

     Deferred expenses represent the Company's investment in the historical cost of network equipment owned by MTU Inform, a partner in a commercial venture. These expenses are amortized over the equipment's useful life of 10 years.

  Revenue Recognition

     The Company records as revenue the amount of telecommunications rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added-taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at rates ranging from 3.0% to 4.0% during 1998, 1999 and 2000, and amounted to $4,953, $3,666 and $3,972, respectively, and are charged to selling general and administrative expenses since these are incidental to the revenue cycle.

     In accordance with the provisions of the SEC Staff Accounting Bulletin No. 101, the Company has deferred telecommunications connection fees and capitalized telecommunication connection fee cost of revenue. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The current amount of deferred revenue was negligible and $808 as of December 31, 1999 and 2000, respectively. The non-current amount of deferred revenue was negligible and $1,615 million as of December 31, 1999 and 2000, respectively.

                                EDN SOVINTEL LLC

  Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1998, 1999 and 2000 were $555, $1,067 and $870, respectively, and are included in selling, general and administrative expenses.

  Income Taxes

     The Company computes and records income taxes in accordance with FAS No. 109, "Accounting for Income Taxes."

  Investment Incentive Deductions

     Russian legislation allows for certain additional tax deductions related to new asset investments. These deductions are accounted for as a reduction to current income taxes in the year in which they arise.

  Government Pension Funds

     The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. Contributions were 39.5%, 38.5% and 38.8% from base payroll for 1998, 1999 and 2000, respectively.

  Fair Value of Financial Instruments

     The fair value of financial instruments included in current assets and liabilities approximates the carrying value.

  Comprehensive Income

     Effective January 1, 1998, the Company adopted FAS No. 130, "Reporting of Comprehensive Income." FAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income and comprehensive income for the years ended December 31, 1998, 1999 and 2000.

  Business Segments

     Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such adoption of FAS No. 131 did not impact the disclosures made in the Company's financial statements.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial and Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company will adopt the new statement, which is effective for fiscal years beginning after June 15, 2000 on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new statement will have a significant effect on its results of operations or financial position.

                                EDN SOVINTEL LLC

  Comparative Figures

     Certain of the 1998 and 1999 amounts have been reclassified to conform to the presentation adopted in the current year.

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                1999       2000
                                                              --------   --------
Network equipment...........................................  $ 67,361   $ 73,338
Other property and equipment................................     7,517      8,743
                                                              --------   --------
                                                                74,878     82,081
Accumulated depreciation....................................   (27,561)   (35,870)
Construction-in-progress....................................     3,160      5,129
                                                              --------   --------
Net book value..............................................  $ 50,477   $ 51,340
                                                              ========   ========

     Total depreciation and amortization expense on property and equipment for 1998, 1999 and 2000 was $6,341, $7,736 and $8,615, respectively, including $135 yearly amortization expense related to deferred expenses.

NOTE 5. INCOME TAXES

     The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income, for the years ended December 31, 1998, 1999 and 2000 represents the provision for current and deferred taxes.

     Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                             1998     1999      2000
                                                            ------   -------   ------
Current tax expense.......................................  $3,753   $ 9,111   $7,277
Deferred tax expense (benefit)............................   2,376    (1,504)      --
                                                            ------   -------   ------
Provision for income taxes................................  $6,129   $ 7,607   $7,277
                                                            ======   =======   ======

     A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31:

                                                            1998      1999     2000
                                                           -------   ------   -------
Income tax expense at statutory tax rate of 35%; 30% from
  April 1, 1999 through December 31, 2000................  $ 3,636   $3,950   $ 5,238
Tax effect of permanent differences:
  Effect of change in tax rate...........................       --       91      (431)
  Investment incentive deductions........................   (3,753)    (879)   (1,814)
  Depreciation differences due to revaluation of fixed
     assets..............................................    1,625      997     1,074
  Taxes on local currency exchange gains.................    3,241    1,204        --
  Other permanent differences............................      890    2,526       334
Increase (decrease) in the valuation allowance for
  deferred tax assets....................................      490     (282)    2,876
                                                           -------   ------   -------
Income tax expense reported in the financial
  statements.............................................  $ 6,129   $7,607   $ 7,277
                                                           =======   ======   =======

                                EDN SOVINTEL LLC

     Effective January 1, 2001 the income tax rate will increase to 35%.

     The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31:

                                                            1998      1999      2000
                                                           -------   -------   ------
Deferred tax assets (liabilities):
  Deferred revenue.......................................  $    --   $    --   $1,095
  Depreciation...........................................      393       492      931
  Inventory write-downs and allowances...................      257       150      248
  Accrual of expenses....................................      965       749      641
  Reserve for bad debt...................................       --       186      951
                                                           -------   -------   ------
Gross tax assets.........................................    1,615     1,577    3,866
  Accrual of revenue.....................................   (1,134)     (515)      --
  Taxes on unrealized local currency exchange gains......   (1,561)     (920)      --
  Deferred cost of revenue...............................       --        --     (848)
                                                           -------   -------   ------
Gross tax liabilities....................................   (2,695)   (1,435)    (848)
                                                           -------   -------   ------
Net deferred tax (liabilities)/assets....................   (1,080)      142    3,018
Valuation allowance for deferred tax assets..............   (1,110)     (828)  (3,704)
                                                           -------   -------   ------
Net deferred tax liabilities.............................  $(2,190)  $  (686)  $ (686)
                                                           =======   =======   ======

     For financial reporting purposes, a valuation allowance has been recognized to reflect management's estimate of the deferred tax assets that are less likely than not to be realized.

     The Company paid in cash Russian profits tax of $7,309, $7,889 and $7,231, in 1998, 1999 and 2000, respectively.

NOTE 6. SHORT-TERM LOAN

     In September 2000, the Company entered into a credit facility with Citibank. This loan replaces a previous three-year credit facility that expired on September 30, 2000. The new facility provides funds up to a combined maximum amount of $10,000 for the Company and one other related entity. The facility is structured as an extendable 180 day note that may be extended indefinitely at the discretion of Citibank provided that the Security Agreement between GTS Finance, Inc. (a related entity) and Citibank is in place and continues to be valid. The loan carries interest at an annual rate equal to the 180 day LIBOR plus 1% (equivalent to 8.07% at December 31, 2000). Drawings under this agreement by the Company were zero at December 31, 2000.

     The Company paid interest relating to notes due to affiliates and short-term loans of $0, $388, and $141 in 1998, 1999 and 2000, respectively.

                                EDN SOVINTEL LLC

NOTE 7. MEMBERS' EQUITY

     The Company's capital structure as specified in the charter capital document is as follows as of December 31:

                                                               1999     2000
                                                              ------   ------
Registered capital in Russian rubles:
  Rostelecom................................................     600      600
  Golden Telecom, Inc. .....................................     600      600
                                                              ------   ------
                                                               1,200    1,200
                                                              ======   ======
Historical value of the Company's capital in US dollars.....  $2,000   $2,000
                                                              ======   ======

     As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and locally registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

     Retained earnings available for distribution at December 31, 2000 amounted to 583 million rubles or approximately $20,703 at applicable year-end exchange rate.

NOTE 8. RELATED PARTY TRANSACTIONS

     Transactions and balances with Rostelecom (one of the Company's members) and its affiliates were as follows, as of and for the years ended December 31:

                                                             1998      1999     2000
                                                            -------   ------   ------
Sales.....................................................  $   900   $  412   $  719
Telecommunication lease and traffic costs.................   15,962    7,932    9,470
Amounts due to member and affiliates......................    4,860    1,092    1,581

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

     Transactions and balances with GTI and its affiliates were as follows, as of and for the years ended December 31:

                                                             1998      1999     2000
                                                            -------   ------   ------
Sales.....................................................  $ 5,097   $3,334   $5,347
Telecommunication services................................   10,498    9,246    8,456
Management service fees and reimbursements of expenses of
  expatriate staff........................................    1,265      976      468
Amounts due from affiliates...............................    1,329      646      507
Amounts due to member and affiliates......................    7,876    2,600      536

                                EDN SOVINTEL LLC

     Transactions and balances with MTU Inform, an entity with which the Company entered into a commercial agreement to co-develop and operate phone exchange operations, were as follows, as of and for the years ended December 31:

                                                               1998      1999
                                                              -------   -------
Telecommunication settlement and rent expense...............  $15,001   $11,549
Balances in trade payables..................................       39     1,542
Balances in accounts receivable.............................      266        95
Amount due to partner in commercial arrangement.............    1,350       929

     The Company also has an investment in the cost of the related network equipment owned by MTU Inform, which is reflected in the balance sheet, net of related amortization, as deferred expenses. In 1999, Golden Telecom, Inc. acquired the remaining 5% of TCM, which had been held by MTU-Inform.

NOTE 9. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivable. The Company deposits the majority of its available cash with two foreign-owned financial institutions in Russia and maintains certain balances with several Russian financial institutions. The Company's sales and accounts receivable are made to and due from a variety of international and Russian business customers within Russia. As of December 31, 1998, one customer accounted for 13% of revenues and 5% of accounts receivable. As of December 31, 1999, another customer accounted for 10% of revenues and 5% of accounts receivable and that same customer accounted for 11% of revenue and 5% of accounts receivable at December 31, 2000. The Company has no other significant concentrations of credit risk except for transactions with related parties as discussed in Note 8.

     On August 17, 1998 the exchange rate of the Russian ruble, relative to other currencies, declined significantly. Due to the devaluation, many Russian banks were declared bankrupt. Deposits held at Russian banks, other than Sberbank, are not insured by the Russian government. The last official exchange rate prior to the suspension of trading on August 17, 1998 was 6.2725 rubles per US dollar. The official exchange rate as of December 31, 1999 and December 31, 2000 was 27.00 rubles and 28.16 per US dollar, respectively. The Company has taken and intends to continue to take actions that may minimize the unfavorable effect of ruble devaluation.

NOTE 10. COMMITMENTS

     The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

     Total rent expense for 1998, 1999 and 2000 was $2,261, $4,019 and $3,958,
respectively.

NOTE 11. CONTINGENCIES

     The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 1999, 2000 and previous years which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

                                EDN SOVINTEL LLC

     The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the ultimate taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of December 31, 2000. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation. In management's opinion, the ultimate determination of the Company's overall tax liability and potential loss contingencies, to the extent not previously provided for, will not have a material effect on the financial position of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Company" of our proxy statement for our 2001 Annual Meeting of Shareholders that we will file by April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" of our proxy statement for our 2001 Annual Meeting of Shareholders that we will file by April 30, 2001.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 10 is incorporated herein by reference to the section entitled "Security Ownership and Certain Beneficial Owners and Management" of our proxy statement for our 2001 Annual Meeting of Shareholders that we will file by April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" of our proxy statement for our 2001 Annual Meeting of Shareholders that we will file by April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     a) The following documents are filed as part of this report:

        1. Financial Statements

          The following consolidated financial statements of the Company are included as part of this document:

        - Report of Independent Auditors

        - Consolidated Balance Sheets as of December 31, 1999 and 2000

        - Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

        - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

        - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000

        - Notes to Consolidated Financial Statements

          The following financial statements of our significant equity investee, Sovintel LLC, are included as part of this document:

        - Report of Independent Auditors

        - Balance Sheets as of December 31, 1999 and 2000

        - Statements of Income for the years ended December 31, 1998, 1999 and 2000

        - Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

        - Statements of Members' Equity for the years Ended December 31, 1998, 1999 and 2000

        - Notes to Financial Statements

          2. Consolidated Financial Statement Schedules

          We have furnished Schedule II -- Valuation and Qualifying Accounts on Page S-1.

          All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

          No such reports were filed in the fourth quarter of 2000.

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1**          -- Amended and Restated Certificate of Incorporation of
                            Golden Telecom, Inc.
          3.2**          -- Amended and Restated By-laws of Golden Telecom, Inc.
          4.1**          -- Specimen certificate representing shares of Common Stock
          4.2**          -- Form of Registration Rights Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
          4.3**          -- Form of Warrant Agreement
          4.4**          -- Form of Registration Rights Agreement among Baring Vostok
                            Private Equity Fund LP, Guernsey, First NIS Regional Fund
                            SICAV and Golden Telecom, Inc.
         10.1**          -- Form of Contribution Agreement between Global TeleSystems
                            Group, Inc. and Golden Telecom, Inc.
         10.2**          -- Form of Shareholders' Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.3**          -- Form of Administrative Services Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.4**          -- Form of Trademark Transfer Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.5**          -- Form of Indemnification Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.6**          -- Form of Employee Benefits Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.7*****       -- Golden Telecom, Inc. 1999 Equity Participation Plan
         10.8**          -- Agreement No. 26-12/97, dated December 26, 1997, among
                            TCM, MTU-Inform and VimpelCom
         10.9**          -- Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                            MTU-Inform and VimpelCom
         10.10**         -- Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                            MTU-Inform and KB-Impulse
         10.11****       -- Agreement No. 311299-TP, dated December 31, 1999, among
                            TeleRoss, KB-Impulse and VimpelCom
         10.12*          -- Form of Employment Agreement for the officers of Golden
                            Telecom, Inc.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.13*          -- List of officers of Golden Telecom, Inc. as at December
                            31, 2000, re Exhibit 10.12 above.
         21.1*           -- List of subsidiaries of Golden Telecom, Inc.
         23.1*           -- Consent of Ernst & Young (CIS) Limited, Independent
                            Auditors (Golden Telecom, Inc.)
         23.2*           -- Consent of Ernst & Young (CIS) Limited, Independent
                            Auditors (EDN Sovintel LLC)
         24*             -- Powers of Attorney (included on signature page)
         99.1***         -- Subscription Agreement between Capital International
                            Global Emerging Markets Private Equity Fund L.P., and
                            Golden Telecom, Inc.
         99.2***         -- Form of Shareholders and registration Rights Agreement
                            between Capital International Global Emerging Markets
                            Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                            and Golden Telecom, Inc.

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

**** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K dated March 21, 2000 (Commission File No. 0-27423).

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act 1933, as amended, the registrant certifies that is has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 16th day of March, 2001.

                                            GOLDEN TELECOM, INC.

                                            By:     /s/ DAVID J. WISHER

                                              ----------------------------------
                                                    Name: David J. Wisher
                                              Title: Chief Financial Officer and
                                                           Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

     We, the undersigned officers and directors of Golden Telecom, Inc. hereby severally constitute and appoint, Stewart P. Reich, Jeffrey A. Riddell, and David J. Wisher and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to the annual report on Form 10-K and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, in each case, with our names and on our behalf in our capacities as officers and directors to enable Golden Telecom, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said annual report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities indicated on the 13th day of March, 2001.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ STEWART P. REICH                   President, Chief Executive       March 16, 2001
-----------------------------------------------------    Officer and Director
                  Stewart P. Reich                       (Principal Executive
                                                         Officer)

                 /s/ DAVID J. WISHER                   Chief Financial Officer and      March 16, 2001
-----------------------------------------------------    Treasurer
                   David J. Wisher

                 /s/ ASHLEY DUNSTER                    Director                         March 16, 2001
-----------------------------------------------------
                   Ashley Dunster

                   /s/ IZZET GUNEY                     Director                         March 16, 2001
-----------------------------------------------------
                     Izzet Guney

               /s/ ALEXANDR M. KNASTER                 Director                         March 16, 2001
-----------------------------------------------------
                 Alexandr M. Knaster

               /s/ STEWART J. PAPERIN                  Director                         March 16, 2001
-----------------------------------------------------
                 Stewart J. Paperin

                 /s/ GRIER C. RACLIN                   Director                         March 16, 2001
-----------------------------------------------------
                   Grier C. Raclin

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----


              /s/ ROBERT A. SCHRIESHEIM                Director                         March 16, 2001
-----------------------------------------------------
                Robert A. Schriesheim

               /s/ JEFFREY VON DEYLEN                  Director                         March 16, 2001
-----------------------------------------------------
                 Jeffrey Von Deylen

                 /s/ ROBERT J. AMMAN                   Chairman of the Board of         March 16, 2001
-----------------------------------------------------    Directors
                   Robert J. Amman

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

GOLDEN TELECOM, INC.

COL. A                                     COL. B              COL. C               COL. D       COL. E
---------------------------------------  ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                       END
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/00.............................    4,010          807           --          (1,693)      3,124
Allowance for doubtful accounts at
  12/31/99.............................    4,208        1,288           --          (1,486)      4,010
Allowance for doubtful accounts at
  12/31/98.............................    3,947        4,418          589          (4,746)      4,208

EDN SOVINTEL LLC

COL. A                                     COL. B              COL. C               COL. D       COL. E
---------------------------------------  ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                       END
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/00.............................    3,364        1,908           --           (291)       4,981
Allowance for doubtful accounts at
  12/31/99.............................    2,427        1,900           --           (963)       3,364
Allowance for doubtful accounts at
  12/31/98.............................      643        2,650           --           (866)       2,427

                                 EXHIBIT INDEX

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1**          -- Amended and Restated Certificate of Incorporation of
                            Golden Telecom, Inc.
          3.2**          -- Amended and Restated By-laws of Golden Telecom, Inc.
          4.1**          -- Specimen certificate representing shares of Common Stock
          4.2**          -- Form of Registration Rights Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
          4.3**          -- Form of Warrant Agreement
          4.4**          -- Form of Registration Rights Agreement among Baring Vostok
                            Private Equity Fund LP, Guernsey, First NIS Regional Fund
                            SICAV and Golden Telecom, Inc.
         10.1**          -- Form of Contribution Agreement between Global TeleSystems
                            Group, Inc. and Golden Telecom, Inc.
         10.2**          -- Form of Shareholders' Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.3**          -- Form of Administrative Services Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.4**          -- Form of Trademark Transfer Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.5**          -- Form of Indemnification Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.6**          -- Form of Employee Benefits Agreement between Global
                            TeleSystems Group, Inc. and Golden Telecom, Inc.
         10.7*****       -- Golden Telecom, Inc. 1999 Equity Participation Plan
         10.8**          -- Agreement No. 26-12/97, dated December 26, 1997, among
                            TCM, MTU-Inform and VimpelCom
         10.9**          -- Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                            MTU-Inform and VimpelCom
         10.10**         -- Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                            MTU-Inform and KB-Impulse
         10.11****       -- Agreement No. 311299-TP, dated December 31, 1999, among
                            TeleRoss, KB-Impulse and VimpelCom
         10.12*          -- Form of Employment Agreement for the officers of Golden
                            Telecom, Inc.
         10.13*          -- List of officers of Golden Telecom, Inc. as at December
                            31, 2000, re Exhibit 10.12 above.
         21.1*           -- List of subsidiaries of Golden Telecom, Inc.
         23.1*           -- Consent of Ernst & Young (CIS) Limited, Independent
                            Auditors (Golden Telecom, Inc.)
         23.2*           -- Consent of Ernst & Young (CIS) Limited, Independent
                            Auditors (EDN Sovintel LLC)
         24*             -- Powers of Attorney (included on signature page)
         99.1***         -- Subscription Agreement between Capital International
                            Global Emerging Markets Private Equity Fund L.P., and
                            Golden Telecom, Inc.
         99.2***         -- Form of Shareholders and registration Rights Agreement
                            between Capital International Global Emerging Markets
                            Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                            and Golden Telecom, Inc.

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

**** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K dated March 21, 2000 (Commission File No. 0-27423).

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).