Form 10-K/A
period 2000-12-31
GOLDEN TELECOM INC
filed 2001-04-27
CIK 1089874

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth the name and principal business occupation or employment, and material occupations, positions, offices or employment for the past five years of each of our directors and executive officers.

Board of Directors

    As at December 31, 2000 the Board was composed of nine directors as follows.


            Robert J. Amman      Robert J. Amman joined Golden Telecom, Inc.'s
            Age 62               (GTI) Board of Directors as Chairman in
                                 September, 2000. Mr. Amman has served on the Board's Executive Committee since September
                                 2000. Mr. Amman has been a member of Global
                                 Telesystems' (GTS) Board of Directors since May
                                 1998 and became President and Chief Operating
                                 Officer of GTS in April 1999 and Chairman and
                                 Chief Executive Officer of GTS in September
                                 2000. Before his work at GTS, his most recent operating experience in telecommunications was as Vice Chairman and Chief Operating Officer of
                                 First Financial Management Corporation from
                                 1994 to 1995, where he had responsibility for the $2 billion Merchant Service Group. As president and chief executive officer of Western Union from 1988 to 1994, Amman was responsible for turning an unprofitable telecommunications company into a highly profitable, rapidly growing $900 million revenue company, which was sold to First
                                 Financial. From 1995 to 1998, Mr. Amman was
                                 Chairman, Chief Executive Officer and President of John H. Harland Company, leading provider of checks and database software. Mr. Amman's earlier positions were as President of Bunker
                                 Ramo, Senior Vice President of Mohawk Data
                                 Science Corporation, and President and Chief
                                 Executive Officer of Wiltek. He began his career with Bell Laboratories.

            Ashley Dunster       Ashley Dunster was elected to GTI's Board of
            Age 38               Directors in January 2000. Mr. Dunster has
                                 served as a member of the Board's Audit
                                 Committee and as Chair of the Compensation
                                 Committee since being elected a Director. Mr.
                                 Dunster is Vice President of Global Private
                                 Equity for Capital International Research,
                                 Inc., a subsidiary of The Capital Group
                                 Companies, Inc. Mr. Dunster is responsible for private equity investments in Eastern Europe and Africa. Prior to joining Capital
                                 International Research in 1997, Mr. Dunster spent four years at the European Bank for Reconstruction and Development (EBRD) where he was a principal banker in the Early Stage
                                 Equity Team, with private equity
                                 responsibilities covering Russia, Kazakhstan,
                                 Hungary and Slovenia.

            Izzet Guney          Izzet Guney was elected to GTI's Board of
            Age 42               Directors in January 2000. Mr. Guney has served
                                 as Chair of the Board's Audit Committee since being elected a Director. Mr. Guney is the Director of the EBRD Telecoms, Informatics,
                                 Media (TIM) Sector and has worked for the ERBD since 1997. Mr. Guney is responsible for the overall supervision of origination, structuring and execution of deals in EBRD's Region for the TIM sector. Prior to joining EBRD, Mr. Guney served as Vice President of Corporate
                                 Development of Paging Network (PageNet)
                                 International and Executive Director of SBC
                                 Communications from 1995 to 1996, and as Director from 1994 to 1995.

            Alexandr Knaster     Mr. Knaster resigned from Golden Telecom,
            Age 42               Inc.'s Board effective March 29, 2001.

                                 Alexandr M. Knaster was elected to GTI's Board of Directors in September 1999 and has served on the Board's Executive Committee since November 1999 and on the Compensation Committee since January 2000. Mr. Knaster has been Chief Executive of Alfa Bank, a commercial bank headquartered in Moscow, since October 1998. Prior to joining Alfa Bank, from 1995-1998, Mr. Knaster was President and Chief Executive Officer of Credit Suisse First Boston (Moscow) and was responsible for that investment banking firm's operations in Russia and other countries of the Commonwealth of Independent States. Before his tenure with Credit Suisse First Boston (Moscow), Mr. Knaster spent ten years in the investment banking industry as director with Deutsche Morgan Grenfell in Moscow, as managing director with Bankers Trust in New York and London, and as managing director and partner with Simmons & Company International in Houston.

            Stewart J. Paperin   Stewart J. Paperin was elected to GTI's Board
            Age 53               of Directors in January 2000. Mr. Paperin has
                                 also served as a director of GTS since March
                                 1997. Mr. Paperin serves as Chief Financial
                                 Officer of the Soros Foundation. In addition, he has served as the President of Capital
                                 Resource East since October 1993. Prior to that, Mr. Paperin was President of Brooke Group
                                 International from 1990 to 1993 where he was responsible for investments in the former
                                 Soviet Union. Mr. Paperin also served as Chief
                                 Financial Officer of Western Union Corporation from 1989 to 1990. Mr. Paperin serves as a director of Global TeleSystems, Inc., Penn
                                 Octane Corporation and Svyazinvest as well as several emerging Internet and telecommunication companies.

            Grier C. Raclin      Grier C. Raclin was elected to GTI's Board of
            Age 48               Directors in June 1999. Mr. Raclin serves as
                                 GTS's Executive Vice President, Chief
                                 Administrative Officer, General Counsel and
                                 Corporate Secretary. Prior to joining GTS, Mr.
                                 Raclin served as Vice Chairman and a Managing
                                 Partner of the Washington, D.C. office of Gardner, Carton & Douglas, a 250-attorney, corporate law firm based in Chicago, Illinois, where his practice was concentrated in the area of international telecommunications. Mr. Raclin received his undergraduate and law degrees from Northwestern University and attended the
                                 University of Chicago School of Business
                                 Executive Program.

            Stewart P. Reich     Stewart P. Reich was elected to GTI's Board of
            Age 57               Directors in June 1999 and became President and
                                 Chief Executive Officer of GTI in June 1999.
                                 Mr. Reich has served on the Board's Executive
                                 Committee since January 2000. Prior to joining the Company as President and Chief Executive
                                 Officer, Mr. Reich was with GTS as
                                 President/GTS-CIS from September 1997 until
                                 September 1999. Prior to joining GTS, Mr. Reich completed 34 years of service with AT&T. His last assignment was from September 1992 to August 1997 as President of Utel, a joint venture of AT&T, Deutsche Telekom, PTT Telecom
                                 (Netherlands) and Ukrtelekom, a Ukrainian company which provides international and domestic services in Ukraine.

            Robert A.            Robert A. Schriesheim was elected to GTI's
            Schriesheim          Board of Directors in September 1999. Mr.
            Age 40               Schriesheim has been Executive Vice President
                                 and Chief Corporate Development Officer of GTS since February 1999. In September 1999, Mr.
                                 Schriesheim was appointed Executive Vice
                                 President, Corporate Development and Chief
                                 Financial Officer of GTS. Prior to GTS, from
                                 1997, he was President, Chief Executive Officer and Director of SBC Equity Partners, Inc., a private equity firm affiliated with Sanwa
                                 Business Credit Corporation that invested in technology-based service and manufacturing companies. From 1996-1997, Mr. Schriesheim was
                                 Vice President - Corporate Business Development for Ameritech Corp., the regional Bell operating company, and Managing Director -
                                 Ameritech Development Corporation. From
                                 1993-1996, he was Vice President - Acquisitions and New Business Development (1993-1994) and
                                 Vice President - Global Corporate Development
                                 (1995-1996) of A.C. Nielsen Company, a consumer marketing research, information and decision-support services company.

            Jeffrey H.           Jeffrey H. Von Deylen was elected to GTI's
            Von Deylen           Board of Directors in January 2000 and has
            Age 37               served as a member of the Board's Audit
                                 Committee since being elected a Director. Mr.
                                 Von Deylen joined GTS as Senior Vice President,
                                 Finance in October 1999. Prior to his
                                 appointment, Mr. Von Deylen was Vice President,
                                 Corporate Controller at Qwest Communications
                                 International, Inc. He was with Qwest and LCI
                                 International, which Qwest acquired in 1998, for six years. Before his tenure at Qwest and LCI, Mr. Von Deylen was with Arthur Andersen, the auditing firm.

Executive Officers

    The following are our executive officers:

            Stan M. Abbeloos     Stan M. Abbeloos joined GTI as Chief Operating
            Age 48               Officer in June 1999. Prior to that, Mr.
                                 Abbeloos was appointed General Director of Sovam Teleport (GTS-CIS) from October 1997 and also Deputy General Director of TeleRoss from
                                 October 1998. Mr. Abbeloos was Commercial
                                 Director of Sovintel from July 1996 until
                                 October 1997. From 1991 through 1996, Mr.
                                 Abbeloos worked for Alcatel as General Director of LenBell, a joint venture between Alcatel and Krasnaya Zaria, which produces and sell
                                 Alcatel's switching and transmission equipment in Russia. Mr. Abbeloos is a citizen of Belgium.

            Stewart P. Reich     Mr. Reich's biography may be found under "Board
            Age 57               of Directors".

            Jeffrey A. Riddell   Jeffrey A. Riddell joined GTI as General
            Age 40               Counsel and Secretary in June 1999. Prior to
                                 that, Mr. Riddell was with GTS as Legal
                                 Director - GTS-CIS from August 1998 until June
                                 1999, and Deputy Director of the Legal
                                 Department - GTS-CIS from July 1997 to August
                                 1998. Prior to joining GTS, Mr. Riddell was in private practice from May 1996 until July 1997 with Salans, Hertzfeld & Heilbronn. Prior to that, he worked at the Pacific Law Center in Vladivostok and Khabarovsk from May 1994 until
                                 June 1996.

            David J. Wisher      David J. Wisher joined GTI as Chief Financial
            Age 45               Officer in June 1999. Prior to that, Mr. Wisher
                                 was with GTS as Vice President-Finance -
                                 GTS-CIS from January 1997 through June 1999.
                                 From 1992 through 1996, Mr. Wisher was the
                                 Assistant Controller for Andrew Corporation, a telecommunications equipment manufacturer that has made extensive investments in Russia.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid or awarded to, or earned by, the Company's Chief Executive Officer and the four other most highly compensated executive officers serving the operations of Golden Telecom, Inc. in 1998, 1999, and 2000. The bonuses listed below for the year 2000 represent cash payments for the services rendered in the first three quarters of 1999 and the fourth quarter of 1998. Bonuses listed for 1999 represent cash payments for services rendered in 1998 and the first three quarters of 1999. Bonuses listed for 1998 represent cash payments for services rendered in 1997.

    The amounts listed in the column "Restricted Stock Awards" represent the value of the restricted stock granted to the listed employee on the date of the Company's initial public offering. These awards reflect an arrangement whereby the Company granted awards of restricted stock and options to acquire the Company's common stock to the named employees and the named employees surrendered unvested stock options previously granted to the employees by Global TeleSystems, Inc., the Company's sole shareholder prior to its initial public offering in September 1999. The column entitled "Number of Securities Underlying Options" in 1999 and 2000 refers to shares of the Company's common stock underlying stock options awarded to the listed employee under the 1999 GTI Equity Participation Plan. The column labeled "Number of Securities Underlying Options" for 1998 refers to shares of Global TeleSystems, Inc.'s common stock underlying stock options awarded to the listed employees under the GTS Stock Option Plan.

                                                                                    LONG-TERM COMPENSATION
                                                       ANNUAL COMPENSATION                  AWARDS
                                              ------------------------------------  ----------------------
                                                                                    RESTRICTED
                                                                      OTHER ANNUAL    STOCK     NUMBER OF
                                                                      COMPENSATION    AWARDS    SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                                        (1)          (2)      UNDERLYING   COMPENSATION(3)
    POSITION                         YEAR     SALARY ($)    BONUS ($)      $            $       OPTIONS/SAR         $
------------------                   ----     ----------    --------- ------------  ----------  -----------  ---------------

Stewart P. Reich                     2000      283,750      200,580           --           --       40,000        4,250
   President and Chief               1999      268,750      213,006    1,208,500      680,952      500,000        4,000
   Executive Officer                 1998      243,750       98,300           --           --      300,000        4,000

Stan Abbeloos                        2000      205,000       97,250           --           --       25,000           --
   Senior Vice President and         1999      182,000      102,450      699,440      236,076      300,000           --
   Chief Operating Officer           1998      173,837       66,700           --           --       60,000           --

David J. Wisher                      2000      176,250       85,367           --           --       25,000        4,250
   Senior Vice President and         1999      158,500       55,658      283,400      174,108      300,000        4,000
   Chief Financial Officer           1998      152,999       35,000           --           --       60,000        4,000

Eric Franke                          2000      175,000       63,963           --           --           --           --
   Chief Operating Officer-          1999      163,334       36,299           --           --      150,000           --
   Mobile services(4)                1998       38,751           --           --           --       48,000           --

Jeffrey Riddell                      2000      155,000       74,110           --           --       25,000        4,250
   Senior Vice President and         1999      135,000       56,749       18,443        2,256      300,000        4,000
   General Counsel                   1998      113,667       18,000       11,685           --       92,000        4,000

(1) The amounts listed consist of stock option income from the exercise of options granted to the employees under the Global TeleSystems, Inc. Option Plan.

(2) The Company did not award any restricted stock in the year 2000 or 1998, thus the value of the aggregate restricted stock holdings of each listed employee for the year 2000 is the same as listed in 1999. The aggregate number of restricted stock held at the end of the year 2000 by Mr. Reich is 56,746. The aggregate number of restricted stock held at the end of the year 2000 by Mr. Abbeloos is 19,673. The aggregate number of restricted stock held at the end of the year 2000 by Mr. Wisher is 14,509. The aggregate number of restricted stock held at the end of the year 2000 by Mr. Riddell is 188. The restrictions applicable to the restricted stock lapse and ownership of the restricted stock vests with the listed employee on September 30, 2001. Dividends will not be paid on the restricted stock reported in this column.

(3) Amounts disclosed represent contributions by the Company under the GTS 401(k) Plan to each named executive's account, except Mr. Abbeloos and Mr. Franke who do not participate in the 401(k) Plan as they are not US citizens. The amounts disclosed do not include relocation allowances consisting of tax equalization payments that reimburse US citizens for the differential in taxes that these employees pay because of their residence in Russia, Ukraine and the other countries where we operate, housing reimbursements, overseas living and transportation allowances, tuition for dependent children, and life and travel insurance policies that are generally available to all salaried employees.

(4)  Mr. Franke commenced his employment with the Company in October 1998.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table provides information on stock option grants of GTI common stock to the five most highly compensated officers in 2000 under the GTI stock option plan. The exercise price for all of the GTI stock options awarded approximates the fair market value of GTI common stock on the date of grant. One-third of the options noted in the second column will vest on October 12, 2001. Thereafter, the options will vest in equal monthly installments for a period of 24 months. The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 1.45 risk-free interest rate of 5.20% and expected life of 3 years.


                                    NUMBER OF
                                    SECURITIES   % OF TOTAL OPTIONS   EXERCISE OR
                                    UNDERLYING     GRANTED TO GTI     BASE PRICE
                                     OPTIONS        EMPLOYEES IN      (PER SHARE)     EXPIRATION      GRANT DATE VALUE
                  NAME               GRANTED        FISCAL YEAR           $              DATE                $
                  ----              ----------   ------------------   -----------     ----------      ----------------

        Stewart P. Reich........     40,000            7.68%            15.63         10/12/2010           504,400

        Stan Abbeloos...........     25,000            4.80%            15.63         10/12/2010           315,250

        David J. Wisher.........     25,000            4.80%            15.63         10/12/2010           315,250

        Eric Franke.............         --              --                --                 --                --

        Jeffrey Riddell.........     25,000            4.80%            15.63         10/12/2010           315,250


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    The following table provides information on the number and value of GTS and the Company's stock options exercised by the five most highly compensated officers during 2000, the number of options under the GTS Stock Option Plan and the 1999 GTI Equity Participation Plan held by such persons at December 31, 2000, and the value of all unexercised options held by such persons as of that date. There are no in-the-money options to be stated in the last column, based on the closing price of $0.8125 per share for GTS on the New York Stock Exchange and the closing price of $5.1250 per share for the Company on the Nasdaq National Stock Market on December 31, 2000.


                                    SHARES                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                   ACQUIRED                      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                      OR          VALUE            OPTIONS AT FY-END                      FY-END
                  NAME             EXERCISED     REALIZED       EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
        -------------------------  ---------     --------       -------------------------        ---------------------------
        Stewart P. Reich......         --           --           356,944          345,556                   --

        Stan Abbeloos.........         --           --           144,666          208,334                   --

        David J. Wisher.......         --           --           153,666          208,334                   --

        Eric Franke...........         --           --            74,333           91,667                   --

        Jeffrey Riddell.......         --           --           140,666          208,334                   --

COMPENSATION OF DIRECTORS

    Each non-employee member of GTI's Board of Directors will receive an annual retainer fee of $15,000. In addition, each non-employee member of the Board of Directors will receive a fee of $1,000 for each Board meeting attended in person and a fee of $500 for each Board meeting attended by telephone. Non-employee members will also receive a fee of $750 for each Board committee meeting attended in person and a fee of $500 for each Board committee attended by telephone. However, Board committee fees will not be paid if the meeting is held on the same day as a Board meeting.

    Upon his or her initial election, each Director who is an Independent Director, as such term is defined in the 1999 GTI Equity Participation Plan, is granted an option to purchase 10,000 shares of GTI common stock. Each year thereafter during which the Independent Director serves on the Board, he or she is granted an option to purchase an additional 2,500 shares of the Company's common stock. The price per share of the shares subject to each option granted to an Independent Director is equal to the fair market value of a share of common stock on the date of the grant and the options vest in accordance with the 1999 GTI Equity Participation Plan.

    Directors who are also GTS employees have waived their rights to all forms of Director compensation, including rights to stock options, which is in line with GTS' company policy. Mr. Dunster has also waived his rights to all forms of Director compensation, including rights to stock options, which is in line with the policy of Capital Group International, Inc.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

EMPLOYMENT AGREEMENT OF THE CHIEF EXECUTIVE OFFICER. Mr. Reich serves as President and Chief Executive of Golden Telecom, Inc. pursuant to an employment agreement dated January 12, 2000 entered into by Mr. Reich and Golden Telecom Group, Inc., a wholly owned subsidiary of Golden Telecom, Inc. The agreement provides for Mr. Reich's employment to continue until terminated in accordance with the termination provisions as described below. Under the agreement Mr. Reich receives a base salary of $310,000 per annum. In addition the Company may pay bonuses throughout the year targeted, in the aggregate, to be 75% of Mr. Reich's base salary. If Mr. Reich is terminated without cause he is entitled to an amount equal to his salary at its then current rate for a period of (6) months and any amount to be paid to him as a cash pay out of salary due for the period of notice if the employer shall elect to pay out the cash prior to the conclusion of Mr. Reich's notice period. Mr. Reich is also entitled to be reimbursed the cost of continuing all medical, dental, 401(k) plans or retirement benefits for such periods.

Mr. Reich's agreement contains provisions relating to the protection of the employer's confidential information, non-competition during the term of the agreement and for a six month period thereafter, non-solicitation of employer employees for twelve months following termination of employment, and compliance with the Foreign Corrupt Practices Act of 1977.

Mr. Reich may be terminated for cause if he fails to follow an order of the Board of Directors, if he is engaged in fraud, embezzlement or any other similar illegal act in connection with his duties as an employee, upon conviction of a felony or crime involving moral turpitude which may cause substantial economic injury to the Company, or upon the willful or grossly negligent commission of any other act which may cause substantial economic injury to the Company. In addition, Golden Telecom Group may terminate Mr. Reich if he suffers total disability. Golden Telecom Group may terminate Mr Reich without cause by giving him ninety days prior written notice. Mr. Reich may terminate the agreement by giving Golden Telecom Group ninety days prior written notice.

EMPLOYMENT AGREEMENTS OF OTHER EXECUTIVE OFFICERS. The employment contracts of the other executive officers contain substantially the same terms as that of Mr. Reich's agreement.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

OVERVIEW. The Compensation Committee of the Company was established in November 1999 and constituted in January 2000 when a sufficient number of independent directors were appointed to the Board of Directors so as to optimize the composition of the Compensation Committee. Prior to January 2000, the Company's board of directors, the sole shareholder, or a subcommittee of the board of directors of the sole stockholder, as appropriate, took decisions regarding compensation in the Company. The role of the Compensation Committee is to oversee and direct the development of executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company's businesses in order to maximize shareholder value. The Committee's specific responsibilities include determining the appropriate levels of compensation, including salaries, quarterly incentives, long-term incentives and employee benefits, for members of the Company's senior management, including executive officers. The Committee believes that a strong link should exist between executive compensation and management's ability to maximize shareholder value. The Committee seeks to realize this goal by developing incentive compensation programs that provide competitive compensation and reflect Company performance.

COMPENSATION PHILOSOPHY. The four fundamental principles to which the Committee adheres in discharging its responsibilities are as follows. First, most quarterly and long-term incentive compensation for the Company's executive officers should be at risk, with actual compensation levels correlating with the Company's performance in certain key areas determined by the Committee. Second, incentive compensation of the Company's executive officers should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation should be used to provide executive officers with clear and direct links to the shareholders' interests. Fourth, the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company's ability to attract, retain, motivate and reward the talented executives who are essential to the Company's continuing success in the difficult markets in which the Company operates and the executives reside. Total compensation, rather than distinct compensation elements, is the focus of the Company's goal to provide competitive compensation opportunities.

COMPENSATION ELEMENTS. The Company's compensation program for executives and senior management consists of four principal elements, each of which is vitally important in meeting the Company's need to attract, retain, motivate and reward highly-qualified executives and senior management in the markets where the Company operates. The four principal elements are described below and include base salaries, periodic performance incentives, long-term incentives and benefits.

BASE SALARIES. Base salaries for executive officers and senior management are generally set at levels that reflect the competitive marketplace for companies that are of comparable size and complexity and that would be considered competitors of the Company in attracting and retaining qualified executives. The salaries of the executive officers are reviewed and approved by the Compensation Committee based on its assessments of each executive's experience and performance and a comparison of salaries of peers in other companies.

PERIODIC PERFORMANCE INCENTIVES. Incentive awards have been made on a periodic basis to executive officers and senior management on the basis of Company, business unit and individual performance relative to budget in such areas as revenue, SG&A expenses, and EBITDA, which is a common performance measure in the telecommunications industry and means earnings before interest, tax, depreciation and amortization. The Company intends to continue providing incentives in concert with other compensation elements in order to maintain a competitive total compensation program for its executive officers. The Committee reviews and approves all performance measures and goals established under the annual and long-term incentive plans. The Committee also approves all incentive payments to executive officers.

LONG-TERM INCENTIVES. The Company relies on stock options as the principal means of providing long-term incentive compensation. Stock options have been, and will continue to be, granted to executive officers and senior management and key employees under the 1999 Equity Participation Plan. In considering the size and amount of option grants, the Committee considers, among other things, previous grants made to the executive officers, the amount of options currently available for issuance under the guidelines established in the 1999 Equity Participation Plan, and the desirability of retaining an executive officer for the vesting period of the stock option.

BENEFITS. Benefits offered to executive officers serve a different purpose than do other elements of the total compensation program. In general, they provide for retirement income and act as a safety net against problems that can arise from illness, disability or death. Benefits offered to executive officers are basically those offered to other employees of the Company.

GOLDEN TELECOM, INC. 401(k) PLAN. The Company's Board of Directors has approved a 401(k) retirement savings plan (the "401(k) Plan"), which is a defined contribution retirement benefit plan that GTI intends to have qualified for favorable tax treatment under Section 401 of the Internal Revenue Service Code. All employees of GTI, subject to certain regulatory qualifications, who are US citizens and at least 21 years of age and have completed the minimum service requirement will be eligible to participate in GTI's 401(k) Plan. The 401(k) Plan participants will be able to defer pre-tax income by contributing to the plan up to the maximum amount permitted by law. After-tax contributions will also be permitted under the 401(k) Plan. GTI intends to match 50% of each participant's pre-tax contribution to the 401(k) Plan, up to 5% of the participant's total compensation. In addition, GTI may, in its sole discretion and in a nondiscriminatory manner, contribute additional amounts as profit sharing to each participant's account. The amounts deposited into each participant's account will be invested among various investment options according to the instructions of the participant. Each participant's pre-tax and after-tax contributions will be immediately vested and non-forfeitable. The Company's matching contribution and profit sharing allocations to each participant's account will not vest until the participant has completed three years of service either with GTI or with its predecessor in interest, GTS, at which time the matching contribution and profit sharing allocations become 100% vested.

EVALUATION PROCEDURES. In determining matters regarding executive officer compensation (other than the Chief Executive Officer), the Committee, with the Chairman of the Board and Chief Executive Officer, reviews the performance of key executives including the executive officers, the respective areas of authority and responsibility of the various executive officers, and the contribution of each to the efforts of the Company in meeting its financial and strategic goals. The Committee has confirmed that the compensation paid in 2000 to the named executive officers is consistent with the Company's compensation philosophy and objectives.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. Prior to the Company's initial public offering in September 1999, decisions regarding the compensation of the President and Chief Executive Officer, Mr. Stewart Reich, were the responsibility of the sole stockholder of the Company, GTS, and the compensation committee of the sole stockholder. Upon assuming his position as President and Chief Executive Officer of the Company, Mr. Reich continued his employment under the terms and conditions of the employment agreement that he entered into with the sole stockholder in April 1999. In January 2000, Mr. Reich entered into a direct employment agreement with Golden Telecom Group, Inc., the Company's wholly-owned subsidiary that functions as an employment vehicle for the Company's executive officer and senior management, all of whom are seconded to the Company's subsidiaries in the markets where the Company's subsidiaries operate, primarily Russia and Ukraine. Under that agreement, as amended in October, 2000, Mr. Reich's annual base salary is set at $310,000 and he is eligible for periodic bonuses throughout the year targeted, in the aggregate, to be 75% of his annual base salary. For the year 2000, Mr. Reich served as President and Chief Executive Officer of Golden Telecom Inc. During 2000, Mr. Reich received $283,750 as his base salary and $200,580 in bonus payments. These bonus payments reflect the Company's performance in revenues, strategic development and execution, and EBITDA, which is a common performance measurement in the telecommunications industry and means earnings before interest, tax, depreciation, and amortization. In evaluating Mr. Reich's compensation, the committee and a compensation consultant compared the Company's compensation practices and levels to those of other companies involved in similar businesses, including but not limited to, the companies included in the indices indicated in the Performance Graph. Based on this review, the Committee determined Mr. Reich's compensation to be appropriate. In the first quarter of 2001, the Committee adopted a revised senior executive bonus program for 2001 that increases the amount of bonus compensation at risk. Depending primarily upon objective criteria based on the Company's financial performance, the actual bonus that could be paid to Mr. Reich in 2001 may be between zero and 150% of his base salary. For the year 2001, the Company's Compensation Committee will make decisions regarding the compensation of Mr. Reich.

DEDUCTIBILITY OF CERTAIN EXECUTIVE COMPENSATION. Beginning in 1994, the Omnibus Reconciliation Act of 1993 limits to $1 million the amount that may be deducted by a publicly-held corporation for compensation paid to each of its named executive officers in a taxable year, unless the compensation in excess of $1 million is "qualified performance-based compensation." The Committee and the Company design short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) of the Internal Revenue Code and to be consistent with providing appropriate compensation to executives. Shareholder approval of incentive compensation plans and various provisions thereunder covering the executive officers has been sought and obtained and will be sought in the future to continue to qualify performance-based compensation for the exemption. Although it is the Company's intent to qualify compensation for the exemption from the deduction limitations, the Company's compensation practices have been, and will continue to be, designed to serve the best interests of the shareholders regardless of whether specific compensation qualifies for the exemption.

Members of the Compensation Committee:

Ashley Dunster, Chairman
Alexandr Knaster
Robert Amman, ex officio

                               PERFORMANCE GRAPH

                COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
                          AMONG GOLDEN TELECOM, INC.,
                 THE NASDAQ STOCK MARKET (U.S. & FOREIGN) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

GOLDEN TELECOM INC

                                                               Cumulative Total Return
                                        ---------------------------------------------------------------------
                                         9/99    10/99    11/99    12/99     1/00     2/00     3/00     4/00
GOLDEN TELECOM, INC.                    100.00   106.57   132.85   373.72   224.82   490.51   531.39   357.66
NASDAQ STOCK MARKET (U.S. & FOREIGN)             108.18   121.71   148.60   143.77   171.92   167.18   140.70
NASDAQ TELECOMMUNICATIONS                        118.43   126.19   145.70   145.22   159.28   154.81   126.14

                                                               Cumulative Total Return
                                        ---------------------------------------------------------------------
                                         5/00     6/00     7/00     8/00     9/00    10/00    11/00     12/00
GOLDEN TELECOM, INC.                    348.91   347.45   353.28   359.12   202.92   181.02   129.20    59.85
NASDAQ STOCK MARKET (U.S. & FOREIGN)    123.74   144.90   137.10   153.25   133.81   122.53    94.33    89.72
NASDAQ TELECOMMUNICATIONS               105.49   122.10   108.81   110.70    97.80    85.40    62.23    62.63

                                                                                                              Begin:        9/30/99
                                                                                                         Period End:       12/31/00
GOLDEN TELECOM INC                                                                                              End:       12/31/00

                                                 Beginning
                   Transaction     Closing        No. Of       Dividend      Dividend       Shares       Ending        Cum. Tot.
    Date*              Type        Price**       Shares***     per Share       Paid       Reinvested     Shares         Return
    -----          -----------     -------       ---------     ---------     --------     ----------     ------         ------
     30-Sep-99        Begin         8.563           11.68                                                 11.679         100.00
     31-Oct-99      Month End       9.125           11.68                                                 11.679         106.57
     30-Nov-99      Month End      11.375           11.68                                                 11.679         132.85
     31-Dec-99      Month End      32.000           11.68                                                 11.679         373.72
     31-Jan-00      Month End      19.250           11.68                                                 11.679         224.82
     29-Feb-00      Month End      42.000           11.68                                                 11.679         490.51
     31-Mar-00      Month End      45.500           11.68                                                 11.679         531.39
     30-Apr-00      Month End      30.625           11.68                                                 11.679         357.66
     31-May-00      Month End      29.875           11.68                                                 11.679         348.91
     30-Jun-00      Month End      29.750           11.68                                                 11.679         347.45
     31-Jul-00      Month End      30.250           11.68                                                 11.679         353.28
     31-Aug-00      Month End      30.750           11.68                                                 11.679         359.12
     30-Sep-00      Month End      17.375           11.68                                                 11.679         202.92
     31-Oct-00      Month End      15.500           11.68                                                 11.679         181.02
     30-Nov-00      Month End      11.063           11.68                                                 11.679         129.20
     31-Dec-00         End          5.125           11.68                                                 11.679          59.85

  * Specified ending dates or ex-dividends dates.

 ** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

*** "Begin Shares" based on $100 investment.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding ownership of the Common Stock and rights to acquire Common Stock by stockholders that manage or own, either beneficially or of record, five percent or more of the Common Stock, by each of the Company's directors and executive officers, and all the Company's directors and executive officers as a group. For the purposes of this table, a person or a group of persons is deemed to have "beneficial ownership" of any shares as of a date when such person or group has the right to acquire such shares within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Percentages of shares owned are based on 24,479,997 shares of Common Stock issued and outstanding at December 31, 2000.

                                                                                       PERCENTAGE
                                                               NUMBERS OF SHARES      BENEFICIALLY
                       NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED          OWNED
                       ------------------------               ------------------      ------------
Global TeleSystems, Inc.                                           15,056,328             61.50
  4121 Wilson Blvd. 8th Floor
  Arlington Va. 22203
European Bank of Reconstruction and Development                     3,003,564             12.27
  One Exchange Square
  London EC2A 2JN
Capital Group International, Inc.                                   1,678,600              6.86
  11100 Santa Monica Boulevard Suite 1500
  Los Angeles, California 90025
Robert J. Amman                                                            --                --
Ashley Dunster                                                             --                --
Izzet Guney                                                                --                --
Alexandr Knaster                                                       20,000                 *
Stewart J. Paperin                                                         --                --
Grier C. Raclin                                                         1,000                 *
Robert A. Schriesheim                                                      --                --
Jeffrey H. Von Deylen                                                      --                --
Stewart P. Reich                                                       56,746                 *
Stan M. Abbeloos                                                       19,673                 *
Jeffrey A. Riddell                                                        188                 *
David J. Wisher                                                        14,509                 *
All Directors and Executive Officers as a Group (12
persons)                                                              112,116                 *

*  Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As at December 31, 2000 GTS owned 15,056,328 shares of GTI's outstanding Common Stock, which represented approximately 61.5% of the combined voting power of all of the Company's outstanding Common Stock. On April 2, 2001, GTS announced that it reached an agreement to sell approximately 12.2 million shares of the Company's common stock to a group of investors led by Alfa Bank, a leading Russia-based financial and industrial concern ("Alfa"), and two of our current shareholders, Capital International Global Emerging Markets Private Equity Fund Fund ("Capital") and affiliates of investments controlled by Barings Private Equity Partners Group ("Barings"). The agreement is subject to a number of conditions precedent and is expected to close in the second quarter of 2001. Upon closure, affiliates of Alfa will acquire approximately 10.7 million, or about 43.8%, shares of our common stock, Barings will increase its ownership position in the company to approximately 1.9 million, or about 7.6% shares of our common stock, and Capital will increase its ownership position in the company to 2.2 million, or about 8.8%, of our common stock. These purchasers have also acquired options from GTS under which they could acquire GTS' remaining shareholding in the company, consisting of approximately 2.9 million, or 11.7%, of our common shares.

    However, as long as GTS continues to own more than 50% of GTI's Common Stock, it will be able to determine any corporate action requiring approval of GTI's stockholders, including the election of the entire Board of Directors, amendments to GTI's certificate of incorporation and by-laws and approval of certain mergers and other control transactions, without the consent of GTI's other shareholders. In addition, through its ownership of GTI's Common Stock and its control of GTI's Board of Directors, GTS will be able to control certain decisions, including decisions with respect to GTI's dividend policy, GTI's access to capital, mergers or other business combinations, the acquisition or disposition of GTI's assets and any change in GTI's control. In the event that GTS transfers this majority shareholding position to any entity or group of entities acting in concert, the same control provisions may extend to any successor in interest to GTS.

    Our relationship with GTS is governed by agreements that GTI entered into at the time of the completion of the Company's IPO. The principal terms of these agreements are summarized below. The descriptions set forth below are summaries and are qualified in their entirety by reference to the relevant agreement. Complete forms of these agreements are filed as exhibits to the registration statement, dated September 30, 1999.

    Immediately before the IPO, GTS transferred to the Company all the properties that currently constitute GTI's business, including the shares of GTI's operating and holding companies that were currently owned, directly or indirectly, by GTS. Except as discussed in this document, because all GTI's agreements with third parties are made through these operating and holding companies, GTS did not transfer to the Company any additional rights or obligations that were made through companies retained by GTS.

ADMINISTRATIVE SERVICES AGREEMENT. GTI entered into an administrative services agreement with GTS. Pursuant to this agreement, GTS provides the Company with certain accounting, tax and financial management and budgeting services, legal and regulatory services and human resources services. Under the terms of the administrative services agreement, GTS provides these administrative services subject to the oversight, supervision and approval of GTI's executive officers. GTI pays GTS a fixed monthly fee each month for these services, which is intended to be comparable to the fees that GTI would pay if an independent third party provided the services.

The administrative services agreement became effective upon the consummation of the IPO and has since been terminated.

EMPLOYEE BENEFITS AGREEMENT. GTI entered into an employee benefits agreement with GTS. Pursuant to this agreement, GTI's employees participate in the employee benefit plans (including all retirement plans and welfare benefit plans) which, immediately prior to the consummation of the IPO, covered these employees. GTI pays GTS a management fee equal to 25% of the aggregate amount of all employees' base salaries, as in effect from time to time.

INDEMNIFICATION AGREEMENT. GTI entered into an indemnification agreement with GTS. This agreement provides for a full and complete release and discharge between GTS and the Company as of the closing date of all liabilities existing or arising on or before the closing date of the IPO, except as expressly set forth in the indemnification agreement. Except as set forth in the indemnification agreement, GTS agreed to indemnify and hold harmless GTI and each of GTI's directors, officers, employees and agents against all liabilities relating to, arising out of or resulting from any material breach by GTS under any of the separation agreements.

Except as set forth in the indemnification agreement, GTI agreed to indemnify and hold harmless each of GTS and its directors, officers, employees and agents from and against all liabilities relating to, arising out of or resulting from:

      o GTI's failure to pay, perform or otherwise promptly discharge any of GTI's liabilities arising out of GTI's business, operations or assets on or after the closing date of the IPO, whether or not expressly assumed by GTI;

      o any liabilities attributable to GTI in connection with any United States federal or state tax audit of GTS;

      o     any material breach by GTI of any of the separation agreements; and

      o any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated in the prospectus for the Company's IPO or necessary to make the statements in the prospectus for the Company's IPO not misleading, with respect to all information contained in the prospectus for the Company's IPO or the registration statement, as amended or supplemented, of which it forms a part.

The indemnification agreement also provides that GTI will indemnify and hold harmless GTS for any liabilities incurred by GTS under any of its guarantees of GTI's obligations or liabilities and that GTI will pay GTS for its direct costs, if any, of maintaining such guarantees.

Neither GTI nor GTS intends to make any representation or warranty to one another or to any other person or party as to:

      o the assets, businesses or liabilities transferred or assumed as part of the separation;

      o any consent or liability transferred or assumed as part of the separation of GTI and GTS;

      o     any consent or approval required in connection therewith;

      o the value or freedom from any security interests of any of the assets transferred;

      o the absence of any defense or freedom from counterclaim with respect to any claim or any part thereof; or

      o the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset transferred.

Except as expressly set forth in any separation agreements, all assets were transferred to GTI on an "as is, where is" basis, and GTI and GTS have agreed to bear the economic and legal risks that the conveyance is insufficient to vest in the transferee good and marketable title, free and clear of any encumbrances.

REGISTRATION RIGHTS AGREEMENT. GTI entered into a registration rights agreement with GTS. This agreement provides that, on up to three occasions on GTS's written request, GTI will use its reasonable best efforts to register under the applicable federal and state securities laws the resale of any of GTS's shares of the Company's Common Stock. GTS also has the right to include its shares of the Company's Common Stock in future registrations initiated by GTI on its own behalf or on behalf of other shareholders. This right is subject to certain limitations as to whether and to what extent GTS may request registration. GTS will pay the out-of-pocket costs for registrations, which it initiates. GTI has agreed to pay all of GTI's out-of-pocket costs and expenses, other than underwriting discounts and commissions pertaining to shares resold by GTS, in connection with registrations in which GTS participates but does not initiate. In addition to the above rights, when GTS owns less than 25% of GTI's outstanding shares of capital stock, it may request that GTI register such remaining shares in a shelf registration statement, at GTS's expense. Subject to certain limitations, such registration rights may be assigned by GTS. The registration rights agreement contains customary indemnification and contribution provisions between GTI and GTS.

SHAREHOLDERS AGREEMENT. GTI entered into a shareholders' agreement with GTS. This agreement provides GTS with pre-emptive rights for any subsequent equity that GTI issues. Specifically, among other things, GTI will grant to GTS the right to purchase any new equity securities that GTI issues so that GTS can maintain its percentage ownership in GTI immediately prior to the issuance of such new equity securities. These pre-emptive rights will terminate when GTS owns less than 25% of the Company's shares of Common Stock. The shareholders' agreement also provides for certain corporate governance matters. The shareholders' agreement provides that certain "interested transactions" between GTI or its affiliates, on the one hand, and GTS or its affiliates, on the other hand, will require the approval of a majority of GTI's independent directors, unless the transaction has been described in a business plan or a budget that had already been separately approved by GTI's independent directors.

TRADEMARK TRANSFER AGREEMENT. GTI entered into a trademark transfer agreement with GTS, pursuant to which GTS transferred all rights and interests in all trademarks used by GTI, including, without limitation, Sovintel, Sovam Teleport, TeleRoss, TCM, Russia-On-Line, Golden Telecom, GlasNet and PrimTelefone. If GTS's ownership of GTI falls below 50% or a majority of GTI's Board of Directors is not appointed by GTS, then GTS will have the right to require GTI to cease using certain other trademarks and service marks that are GTS-specific.


                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b.) Reports on Form 8-K

    No such reports were filed in the fourth quarter of 2000.

c)  Exhibits

                       DESIGNATION                DESCRIPTION

                          3.1** Amended and Restated Certificate of Incorporation of Golden Telecom, Inc.

                          3.2** Amended and Restated By-laws of Golden Telecom, Inc.

                          4.1** Specimen certificate representing shares of Common Stock

                          4.2** Form of Registration Rights Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          4.3**        Form of Warrant Agreement

                          4.4** Form of Registration Rights Agreement among Baring Vostok Private Equity Fund LP, Guernsey, First NIS Regional Fund SICAV and Golden Telecom, Inc.

                          10.1** Form of Contribution Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.2** Form of Shareholders' Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.3** Form of Administrative Services Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.4** Form of Trademark Transfer Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.5** Form of Indemnification Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.6** Form of Employee Benefits Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

                          10.7*****    Golden Telecom, Inc. 1999 Equity
                                       Participation Plan

                          10.8** Agreement No.26-12/97, dated December 26, 1997, among TCM, MTU-Inform and VimpelCom.

                          10.9** Agreement No.08-04/98, dated April 8, 1998, among TCM, MTU-Inform and VimpelCom.

                          10.10** Agreement No.01-08/98, dated August 1, 1998, among TCM, MTU-Inform and KB-Impulse.

                          10.11****    Agreement No. 311299-TP, dated December
                                       31, 1999, among TeleRoss, KB-Impulse and
                                       VimpelCom.

                          10.12******  Form of Employment Agreement for the
                                       officers of Golden Telecom, Inc.

                          10.13******  List of officers of Golden Telecom, Inc.
                                       as at December 31, 2000, re Exhibit 10.12 above.

                          21.1******   List of subsidiaries of Golden Telecom,
                                       Inc.

                          23.1******   Consent of Ernst & Young (CIS) Limited,
                                       Independent Auditors (Golden Telecom,
                                       Inc.).

                          23.2******   Consent of Ernst & Young (CIS) Limited,
                                       Independent Auditors (EDN Sovintel LLC).

                          24****** Powers of Attorney (included on the signature page of Annual Report for the year ended December 31, 2000 on Form 10-K, dated March 16, 2001).

                          99.1*** Subscription Agreement between Capital International Global Emerging Markets Private Equity Fund L.P., and Golden Telecom, Inc.

                          99.2*** Form of Shareholders and registration Rights Agreement between Capital International Global Emerging Markets Private Equity Fund L.P., Global TeleSystems Group, Inc., and Golden Telecom, Inc.

---------

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

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

****** Incorporated by reference to the Company's annual report for the year ended December 31, 2000 on Form 10-K dated March 16, 2001 (Commission File No. 0-27423).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act 1933, as amended, the registrant certifies that is has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 27th day of April, 2001.

GOLDEN TELECOM, INC.
                                    By:                  /s/
                                       -----------------------------------------
                                    Name: David J. Wisher
                                    Title: Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER                               DESCRIPTION
         ------                               -----------
         3.1**                         Amended and Restated Certificate of
                                       Incorporation of Golden Telecom, Inc.

         3.2**                         Amended and Restated By-laws of Golden
                                       Telecom, Inc.

         4.1** Specimen certificate representing shares of Common Stock

         4.2**                         Form of Registration Rights Agreement
                                       between Global TeleSystems Group, Inc.
                                       and Golden Telecom, Inc.

         4.3**                         Form of Warrant Agreement

         4.4**                         Form of Registration Rights Agreement
                                       among Baring Vostok Private Equity Fund
                                       LP, Guernsey, First NIS Regional Fund
                                       SICAV and Golden Telecom, Inc.

         10.1**                        Form of Contribution Agreement between
                                       Global TeleSystems Group, Inc. and Golden
                                       Telecom, Inc.

         10.2**                        Form of Shareholders' Agreement between
                                       Global TeleSystems Group, Inc. and Golden
                                       Telecom, Inc.

         10.3** Form of Administrative Services Agreement between Global TeleSystems Group, Inc.
                                       and Golden Telecom, Inc.

         10.4**                        Form of Trademark Transfer Agreement
                                       between Global TeleSystems Group, Inc.
                                       and Golden Telecom, Inc.

         10.5**                        Form of Indemnification Agreement between
                                       Global TeleSystems Group, Inc. and Golden
                                       Telecom, Inc.

         10.6**                        Form of Employee Benefits Agreement
                                       between Global TeleSystems Group, Inc.
                                       and Golden Telecom, Inc.

         10.7*****                     Golden Telecom, Inc. 1999 Equity
                                       Participation Plan

         10.8**                        Agreement No.26-12/97, dated December 26,
                                       1997, among TCM, MTU-Inform and
                                       VimpelCom.

         10.9**                        Agreement No.08-04/98, dated April 8,
                                       1998, among TCM, MTU-Inform and
                                       VimpelCom.

         10.10**                       Agreement No.01-08/98, dated August 1,
                                       1998, among TCM, MTU-Inform and
                                       KB-Impulse.

         10.11****                     Agreement No. 311299-TP, dated December
                                       31, 1999, among TeleRoss, KB-Impulse and
                                       VimpelCom.

         10.12******                   Form of Employment Agreement for the
                                       officers of Golden Telecom, Inc.

         10.13******                   List of officers of Golden Telecom, Inc.
                                       as at December 31, 2000, re Exhibit 10.12
                                       above.

         21.1******                    List of subsidiaries of Golden Telecom,
                                       Inc.

         23.1******                    Consent of Ernst & Young (CIS) Limited,
                                       Independent Auditors (Golden Telecom,
                                       Inc.).

         23.2******                    Consent of Ernst & Young (CIS) Limited,
                                       Independent Auditors (EDN Sovintel LLC).

         24******                      Powers of Attorney (included on the
                                       signature page of Annual Report for the
                                       year ended December 31, 2000 on Form
                                       10-K, dated March 16, 2001).

         99.1***                       Subscription Agreement between Capital
                                       International Global Emerging Markets
                                       Private Equity Fund L.P., and Golden
                                       Telecom, Inc.

         99.2***                       Form of Shareholders and registration
                                       Rights Agreement between Capital
                                       International Global Emerging Markets
                                       Private Equity Fund L.P., Global
                                       TeleSystems Group, Inc., and Golden
                                       Telecom, Inc.


----------

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

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

****** Incorporated by reference to the Company's annual report for the year ended December 31, 2000 on Form 10-K dated March 16, 2001 (Commission File No. 0-27423).