Form 10-Q
period 2001-03-31
GOLDEN TELECOM INC
filed 2001-05-09
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 9, 2001 there were 24,621,958 outstanding shares of common stock of the registrant.


================================================================================

                               TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
   PART I.         FINANCIAL INFORMATION

   Item 1(a)       Condensed Consolidated Financial Statements of Golden Telecom, Inc. (unaudited)............      3

                   Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001...........      3

                   Condensed Consolidated Statements of Operations for the Three Months Ended
                   March 31, 2000 and 2001....................................................................      4

                   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2000 and 2001....................................................................      5

                   Notes to Condensed Consolidated Financial Statements.......................................      6

   Item 1(b)       Condensed Financial Statements of EDN Sovintel LLC (unaudited).............................     11

                   Condensed Balance Sheets as of December 31, 2000 and March 31, 2001........................     11

                   Condensed Statements of Income and Members' Equity for the Three Months Ended
                   March 31, 2000 and 2001....................................................................     12

                   Condensed Statements of Cash Flows for the Three Months Ended March 31, 2000
                   and 2001...................................................................................     13

                   Notes to Condensed Financial Statements....................................................     14

   Item 2          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations *....................................................................     15

   PART II.        OTHER INFORMATION

   Item 4          Submission of Matters to a Vote of Security Holders........................................     23

   Item 6          Exhibits and Reports on Form 8-K ..........................................................     23

   Signatures   ..............................................................................................     24


   * Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a).  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.
                                  (UNAUDITED)

                              GOLDEN TELECOM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,        MARCH 31,
                                                                                        2000              2001
                                                                                   --------------    --------------
                                                                                      (AUDITED)        (UNAUDITED)
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................................   $       57,889    $      103,521
  Investments available for sale ...............................................           54,344                --
  Accounts receivable, net .....................................................           19,291            18,158
  Prepaid expenses .............................................................            4,413             4,595
  Other current assets .........................................................            5,471             5,661
                                                                                   --------------    --------------

TOTAL CURRENT ASSETS ...........................................................          141,408           131,935

Property and equipment, net of accumulated depreciation of $42,253 and
  $46,783 at December 31, 2000 and March 31, 2001, respectively ................           82,377            89,109
Investments in and advances to ventures ........................................           49,629            51,106
Goodwill and intangible assets, net of accumulated
  amortization of $48,420 and $53,665 at December 31, 2000
  and March 31, 2001, respectively .............................................           70,045            64,994
Restricted cash ................................................................            2,519             2,319
Other non-current assets .......................................................            2,478             2,716
                                                                                   --------------    --------------

TOTAL ASSETS ...................................................................   $      348,456    $      342,179
                                                                                   ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ........................................   $       28,256    $       26,513
  Debt maturing within one year ................................................            3,339             2,923
  Due to affiliates ............................................................            7,957             6,309
  Other current liabilities ....................................................            1,886             2,334
                                                                                   --------------    --------------

TOTAL CURRENT LIABILITIES ......................................................           41,438            38,079

Long-term debt, less current portion ...........................................            9,408             9,933
Affiliate long-term debt .......................................................            6,250             6,250
Other non-current liabilities ..................................................            4,830             4,955
                                                                                   --------------    --------------

TOTAL LIABILITIES ..............................................................           61,926            59,217

Minority interest ..............................................................            3,337             3,337

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at December 31, 2000 and
     March 31, 2001)............................................................               --                --
  Common stock, $0.01 par value (100,000,000 shares
     authorized;  24,479,997 and  24,621,958 shares issued and outstanding
     at December 31, 1999 and March 31, 2001 respectively) .....................              245               246
  Additional paid-in capital ...................................................          412,754           413,095
  Accumulated deficit ..........................................................         (129,806)         (133,716)
                                                                                   --------------    --------------

TOTAL SHAREHOLDERS' EQUITY .....................................................          283,193           279,625
                                                                                   --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................   $      348,456    $      342,179
                                                                                   ==============    ==============


           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ----------------------------
                                                                             2000            2001
                                                                         ------------    ------------
REVENUE:
  Telecommunication services .........................................   $     22,053    $     29,536
  Revenue from affiliates ............................................          2,256           2,784
                                                                         ------------    ------------

TOTAL REVENUE ........................................................         24,309          32,320

OPERATING COSTS AND EXPENSES:
  Access and network services ........................................         10,294          14,686
  Selling, general and administrative ................................         10,254          12,707
  Depreciation and amortization ......................................          7,228           9,753
                                                                         ------------    ------------

TOTAL OPERATING COSTS AND EXPENSES ...................................         27,776          37,146
                                                                         ------------    ------------

LOSS FROM OPERATIONS .................................................         (3,467)         (4,826)

OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures ............................           (911)            583
  Interest income ....................................................          2,286           1,482
  Interest expense ...................................................           (738)           (631)
  Foreign currency losses ............................................           (343)           (295)
  Other non-operating expense ........................................           (148)             --
                                                                         ------------    ------------

TOTAL OTHER INCOME ...................................................            146           1,139
                                                                         ------------    ------------

Net loss before income taxes .........................................         (3,321)         (3,687)
Income taxes .........................................................             13             223
                                                                         ------------    ------------

NET LOSS .............................................................   $     (3,334)   $     (3,910)
                                                                         ============    ============

Net loss per share ...................................................   $      (0.14)   $      (0.16)
                                                                         ============    ============

Weighted average common shares outstanding ...........................         24,060          24,496
                                                                         ============    ============


           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------
                                                                                     2000             2001
                                                                                -------------    -------------
 OPERATING ACTIVITIES
   Net loss ................................................................    $      (3,334)   $      (3,910)
 Adjustments to Reconcile Net Loss to Net Cash Provided by
   Operating Activities:
   Depreciation ............................................................            3,300            4,075
   Amortization ............................................................            3,928            5,678
   Equity in (earnings) losses of ventures, net of dividends received.......              911             (583)
   Foreign currency losses .................................................              343              295
   Other ...................................................................              566              386
   Changes in assets and liabilities:
      Accounts receivable ..................................................           (2,227)             964
      Accounts payable and accrued expenses ................................            1,488           (1,278)
      Other changes in assets and liabilities ..............................           (2,009)          (2,375)
                                                                                -------------    -------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES .................................            2,966            3,252

 INVESTING ACTIVITIES
   Purchases of property and equipment and intangible assets ...............           (6,377)         (10,376)
   Acquisitions, net of cash acquired ......................................           (1,226)            (350)
   Restricted cash .........................................................            3,650              200
   Proceeds from investments available for sale ............................               --           54,344
   Other investing .........................................................              746             (697)
                                                                                -------------    -------------

 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................           (3,207)          43,121

 FINANCING ACTIVITIES
   Proceeds from debt ......................................................               23               --
   Repayments of debt ......................................................           (4,280)            (628)
   Net proceeds from shareholder ...........................................               32               --
                                                                                -------------    -------------

 NET CASH USED IN FINANCING ACTIVITIES .....................................           (4,225)            (628)

 Effect of exchange rate changes on cash and cash equivalents ..............             (158)            (113)
                                                                                -------------    -------------
 Net increase (decrease) in cash and cash equivalents ......................           (4,624)          45,632
 Cash and cash equivalents at beginning of period ..........................          162,722           57,889
                                                                                -------------    -------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $     158,098    $     103,521
                                                                                =============    =============


           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial pubic offering ("IPO") which closed on October 5, 1999.

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

    For the three months ended March 31, 2000 and 2001, comprehensive income for the Company is equal to net income.

    The Company's net loss per share calculation (basic and diluted) is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Warrants and stock options have been excluded from the net loss per share calculation because their effect would be antidilutive.

    In June 1998, the Financial Accounting Standards Board issued Statement on Financial and Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of the new statement did not have a significant effect on the Company's results of operations or financial position.

3. SHAREHOLDERS' EQUITY

Common Stock

    In March 2001, 141,961 restricted shares of the Company's common stock, par value $0.01, were issued in escrow with the Company, until the vesting date of October 1, 2001. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of the Company's IPO.

                              GOLDEN TELECOM, INC.

                                  (unaudited)

    When the 1999 GTI Equity Participation Plan (the "Equity Plan") was adopted, the number of shares available for issuance under the Equity Plan was calculated as 15% of the issued and outstanding shares on a fully diluted basis. Since the adoption of the Equity Plan, the Company has issued an additional 1,679,872 shares of common stock in connection with fund raising activities and acquisitions. In March 2001, the Compensation Committee of the Board of Directors approved an increase in shares available for issuance under the Equity Plan from 4,023,551 to 4,320,000 in order to preserve the 15% ratio referenced above.

    In March 2001, in connection with the finalization of the MCT Corp. transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by the Company and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT Corp. shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT Corp., whichever occurs earlier.

4. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2001. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

5. SEGMENT INFORMATION

LINE OF BUSINESS DATA

    The Company operates in four segments within the telecommunications industry. The four segments are: Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS; Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended March 31, 2000 and 2001. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)


                                                                                                           ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                             CONSOLIDATED RESULTS
                                                                                                           ------------------------
                                       DATA &                                       TOTAL OF                EQUITY
                                      INTERNET    LONG      MOBILE    CORPORATE &   BUSINESS  CONSOLIDATED  METHOD      AFFILIATE
                               CLEC   SERVICES  DISTANCE   SERVICES  ELIMINATIONS   SEGMENT      RESULTS    VENTURES    ADJUSTMENTS
                             -------- --------  --------   --------  ------------  ---------  ------------ ----------   -----------
                                                                         (IN THOUSANDS)
THREE MONTHS ENDED  MARCH 31, 2000

Revenue ...................  $ 29,601 $  8,502  $  2,890   $  7,816   $   (1,492)  $  47,317   $   24,309  $  (27,030)  $    4,022
Operating income (loss) ...     8,834      226    (1,600)    (1,489)      (6,607)       (636)      (3,467)     (3,178)         347
Identifiable assets .......   113,535   28,608    21,828     53,753      258,384     476,108      363,197    (112,911)          --
Capital expenditures ......     4,689    6,309     1,111      1,812          374      14,295       11,710      (2,585)          --



                                                                                                           ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                             CONSOLIDATED RESULTS
                                                                                                           ------------------------
                                       DATA &                                       TOTAL OF                EQUITY
                                      INTERNET    LONG      MOBILE    CORPORATE &   BUSINESS  CONSOLIDATED  METHOD      AFFILIATE
                               CLEC   SERVICES  DISTANCE   SERVICES  ELIMINATIONS   SEGMENT      RESULTS    VENTURES    ADJUSTMENTS
                             -------- --------  --------   --------  ------------  ---------  ------------ ----------   -----------
                                                                         (IN THOUSANDS)
THREE MONTHS ENDED  MARCH 31, 2001

Revenue ...................  $ 33,331 $ 14,004  $  4,397   $  3,530   $   (1,714)  $  53,548   $   32,320  $  (26,606)  $    5,378
Operating income (loss) ...     8,952   (1,204)   (1,059)      (549)      (5,849)        291       (4,826)     (5,104)         (13)
Identifiable assets .......   130,480   74,828    25,864     24,666      176,626     432,464      342,179     (90,285)          --
Capital expenditures ......     6,583    7,019       816        433           25      14,876       10,376      (4,500)          --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

    The following tables present financial information segmented by the Company's geographic regions for the three month periods ended March 31, 2000 and 2001.

                                                                              CORPORATE &   CONSOLIDATED
                                                         RUSSIA     UKRAINE   ELIMINATIONS   RESULTS
                                                       ----------  ---------- ------------  -----------
                    THREE MONTHS ENDED MARCH 31, 2000

                      Revenue .......................  $   16,803  $    7,628  $     (122)  $   24,309
                      Long-lived assets .............     130,035      36,799       2,821      169,655


                                                                              CORPORATE &   CONSOLIDATED
                                                         RUSSIA     UKRAINE   ELIMINATIONS    RESULTS
                                                       ----------  ---------- ------------  -----------
                    THREE MONTHS ENDED MARCH 31, 2001

                      Revenue .......................  $   23,443  $    9,338  $     (461)  $   32,320
                      Long-lived assets .............     165,299      40,861         582      206,742

6. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC, as of March 31, 2000 and 2001.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          2000        2001
                                                       ----------  ----------
                                                            (IN THOUSANDS)
                 Revenues ...........................  $   22,226  $   25,352
                 Gross Margin .......................      10,505      10,567
                 Income from operations .............       4,410       4,650
                 Net income .........................       2,101       3,631

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

7. DEBT AND CAPITAL LEASE

    Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $2.5 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. Previously this was a $22.7 million facility, which in part related to the Company's former Russian mobile properties involved in the MCT transaction. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000.

    In the first quarter of 2000, the Company entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has a term of ten years with an option to renew for an additional five years. Prepayments were made to the lessor in April 2000, August 2000 and February 2001. These prepayments have been offset in the balance sheet against the capital lease obligation.

8. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company.

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   --------------------------
                                                                        2000          2001
                                                                   -------------  -----------
                                                                         (IN THOUSANDS)
Issuance of common stock to affiliate of ING Barings ............  $         360  $        --
Business acquisitions ...........................................            500           --
Capitalization of leases ........................................          5,561           --

9. SUBSEQUENT EVENTS

    On April 3, 2001 the Company announced its intention to purchase a well-established Internet service provider (ISP) in Russia, Cityline, and 51% of Ekaterinburg-based ISP, Uralrelcom. These potential acquisitions will establish the Company's position as the leading ISP in Russia.

    GTS currently owns approximately 61.2% of GTI's outstanding shares of common stock. On April 2, 2001, GTS announced that it reached an agreement to sell approximately 12.2 million shares of the Company's common stock to a group of investors led by Alfa Bank, a leading Russia-based financial and industrial concern ("Alfa"), and two of our current shareholders, Capital International Global Emerging Markets Private Equity Fund ("Capital") and affiliates of investments controlled by Barings Private Equity Partners Group ("Barings"). The agreement is subject to a number of conditions precedent and is expected to close in the second quarter of 2001. Upon closure, affiliates of Alfa will acquire approximately 10.7 million, or about 43.6%, shares of GTI's common stock, Barings will increase its ownership position in the Company to approximately 1.9 million, or about 7.6% shares of GTI's common stock, and Capital will increase its ownership position in the Company to 2.2 million, or about 8.8%, shares of GTI's common stock. These purchasers have also acquired options from GTS under which they could acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock. Upon closure, these purchasers also acquire options from GTS under which they can, under certain circumstances and subject to the terms and conditions of a Standstill Agreement executed by the purchasers, GTS and the Company on April 2, 2001, acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock. In addition, this transaction may trigger an acceleration of up to $18.3 million of GTI's long-term debt under change of control provisions. GTS is expected to agree to a one-year maturity, from the date of closing of the transaction, on $6.3 million of long-term debt due from the Company. In accordance with the terms of other third party debt agreements, subsequent to the closure of the transaction, the Company may be required to repay in full other outstanding long-term debt obligations totaling $12.0 million plus accrued interest.

ITEM 1(b).   CONDENSED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC. (UNAUDITED)

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,    MARCH 31,
                                                                                      2000          2001
                                                                                  ------------  ------------
                                                                                   (AUDITED)    (UNAUDITED)
                                          ASSETS
CURRENT ASSETS
  Cash .........................................................................  $      4,013  $     10,750
  Accounts receivable, net of allowance for doubtful accounts of $4,981
      and $5,147, respectively .................................................        13,138        12,359
  Due from affiliated companies ................................................           524           737
  Due from employees ...........................................................           578           561
  Inventories ..................................................................         3,592         4,129
  VAT receivable, net ..........................................................         2,325           664
  Prepaid expenses and other current assets ....................................         1,763         1,997
                                                                                  ------------  ------------

TOTAL CURRENT ASSETS ...........................................................        25,933        31,197

Property and equipment, net ....................................................        51,340        53,056
Deferred expenses ..............................................................           540            --
Other noncurrent assets ........................................................         1,615         1,770
                                                                                  ------------  ------------

TOTAL ASSETS ...................................................................  $     79,428  $     86,023
                                                                                  ============  ============

                             LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables ...............................................................  $      6,922  $      8,354
  Accrued expenses .............................................................         2,192         3,735
  Due to affiliated companies ..................................................         2,117         2,610
  Amount due to partner in commercial arrangement ..............................           659            --
  Deferred income taxes ........................................................           686           686
                                                                                  ------------  ------------

TOTAL CURRENT LIABILITIES ......................................................        12,576        15,385

  Other noncurrent liabilities .................................................         1,615         1,770
                                                                                  ------------  ------------

TOTAL LIABILITIES ..............................................................        14,191        17,155

MEMBERS' EQUITY ................................................................        65,237        68,868
                                                                                  ------------  ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY ..........................................  $     79,428  $     86,023
                                                                                  ============  ============


                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

               CONDENSED STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                   MARCH 31,
                                          ---------------------------
                                              2000           2001
                                          ------------   ------------
REVENUE:
  Telecommunication services ...........  $     21,152   $     23,501
  Revenue from affiliates ..............         1,074          1,851
                                          ------------   ------------
                                                22,226         25,352

OPERATING COSTS AND EXPENSES:
  Service costs ........................        11,721         14,785
  Selling, general and administrative ..         4,081          3,268
  Depreciation and amortization ........         2,014          2,649
                                          ------------   ------------

TOTAL OPERATING COSTS AND EXPENSES .....        17,816         20,702
                                          ------------   ------------

INCOME FROM OPERATIONS .................         4,410          4,650

OTHER INCOME (EXPENSE):
  Interest income ......................            34             54
  Interest expense .....................           (90)            (4)
  Foreign currency (losses) gains ......          (157)           173
                                          ------------   ------------

TOTAL OTHER INCOME (EXPENSE) ...........          (213)           223
                                          ------------   ------------

Income before income taxes .............         4,197          4,873
Income taxes ...........................         2,096          1,242
                                          ------------   ------------

NET INCOME .............................  $      2,101   $      3,631
                                          ============   ============

Members' equity, opening balance .......        57,065         65,237
                                          ------------   ------------

Members' equity, closing balance .......  $     59,166   $     68,868
                                          ============   ============



                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                             2000            2001
                                                                        -------------   -------------
OPERATING ACTIVITIES
Net income ...........................................................  $       2,101   $       3,631
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ......................................          2,014           2,649
  Provision for doubtful accounts ....................................            423             479
  Foreign exchange (gain) loss .......................................            157            (173)
Changes in operating assets and liabilities:
  Accounts receivable ................................................           (190)            524
  Inventories ........................................................            (56)           (538)
  VAT receivable, net ................................................            458           1,779
  Prepaid expenses and other assets ..................................            277            (231)
  Trade payables .....................................................         (2,019)          1,080
  Accrued liabilities and other payables .............................            934           1,492
  Increase (Decrease) in amounts due to affiliated companies, net ....           (396)            298
                                                                        -------------   -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................          3,703          10,990

INVESTING ACTIVITIES Purchases of property and
 equipment ...........................................................         (2,006)         (4,217)
                                                                        -------------   -------------

FINANCING ACTIVITIES Payment to partner in
 commercial arrangement ..............................................            (67)            (22)
                                                                        -------------   -------------


Effect of exchange rate changes on cash ..............................           (125)            (14)
                                                                        -------------   -------------
Net increase in cash .................................................          1,505           6,737
Cash at beginning of period ..........................................          2,644           4,013
                                                                        -------------   -------------

CASH AT END OF PERIOD ................................................  $       4,149   $      10,750
                                                                        =============   =============

                  See notes to condensed financial statements.

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

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three months ended March 31, 2000 and 2001, comprehensive income for the Company is equal to net income.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this new statement did not have a significant effect on the Company's results of operations or financial position.

3. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2001. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three month period ended March 31, 2001 and March 31, 2000. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

OVERVIEW

    We are a leading facilities-based provider of integrated telecommunications and Internet services in major population centers throughout Russia, Ukraine and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

o Competitive Local Exchange Carrier ("CLEC") Services, using local access overlay networks in Moscow, Kiev and St. Petersburg;

o Data and Internet Services, using a fiber optic and satellite-based networks with more than 135 points of presence in Russia and the CIS. Our data and Internet services product portfolio is currently comprised of: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access, web content and a family of Internet portals; and

o        Long Distance Services using a fiber optic and satellite-based network;

o        Mobile Services using mobile networks in Kiev and Odessa, Ukraine.

    Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

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

    Since early 2000, we appear to have witnessed a recovery in the Russian market, but with downward pricing pressures persisting, both because of competitive pressures in Russia and because of a global trend toward lower telecommunications tariffs. In early 2000, the increases in traffic volume did not keep pace with the reduction in prices. However, in recent months our volume increases are beginning to exceed the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our quarterly revenue during 2000. We expect that this trend of year over year increases will continue as long as there are improvements in the Russian economy.

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

    We have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services. As part of this strategy, during 2000, we acquired the rights to use up to STM-16 fiber optic capacity on the Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route.

    In addition to the traditional voice and data service provision, we are actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, we acquired InfoArt Stars and the Agama family of Web properties to add to our Russia-On-Line Internet portal, which also incorporates some of our other acquisitions in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, albeit with an increasing emphasis on regional subscribers, as additional dialup capacity in Moscow is not readily available.

PENDING ACQUISITIONS

    On April 3, 2001 we announced our intention to purchase a well-established Internet service provider ("ISP") in Russia, Cityline, and 51% of Ekaterinburg-based ISP, Uralrelcom. These potential acquisitions will establish our position as the leading ISP in Russia.

SHARES AND OWNERSHIP

    In March 2001, 141,961 restricted shares of common stock, par value $0.01, were issued in escrow, until the vesting date of October 1, 2001. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of our Initial Public Offering ("IPO").

    When the 1999 GTI Equity Participation Plan (the "Equity Plan") was adopted, the number of shares available for issuance under the Equity Plan was calculated as 15% of the issued and outstanding shares on a fully diluted basis. Since the adoption of the Equity Plan, the Company has issued an additional 1,679,872 shares of common stock in connection with fund raising activities and acquisitions. In March 2001, the Compensation Committee of the Board of Directors approved an increase in shares available for issuance under the Equity Plan from 4,023,551 to 4,320,000 in order to preserve the 15% ratio referenced above.

    In March 2001, in connection with the finalization of the MCT Corp. transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by the Company and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT Corp. shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT Corp., whichever occurs earlier.

    Global TeleSystems, Inc. ("GTS") currently owns approximately 61.2% of our outstanding shares of common stock. On April 2, 2001, GTS announced that it reached an agreement to sell approximately 12.2 million shares of our common stock to a group of investors led by Alfa Bank, a leading Russia-based financial and industrial concern ("Alfa"), and two of our current shareholders, Capital International Global Emerging Markets Private Equity Fund ("Capital") and affiliates of investments controlled by Barings Private Equity Partners Group ("Barings"). The agreement is subject to a number of conditions precedent and is expected to close in the second quarter of 2001. Upon closure, affiliates of Alfa will acquire approximately 10.7 million, or about 43.6%, shares of our common stock, Barings will increase its ownership position in the company to approximately 1.9 million, or about 7.6% shares of our common stock, and Capital will increase its ownership position in the company to 2.2 million, or about 8.8%, of our common stock. Upon closure, these purchasers also acquire options from GTS under which they can, under certain circumstances and subject to the terms and conditions of a Standstill Agreement executed by the purchasers, GTS and the Company on April 2, 2001, acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock.

RESULTS OF OPERATIONS

    Golden Telecom, Inc. ("GTI") was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States and supporting operations. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 5 "Segment Information - Line of Business Data" to our consolidated financial statements.

    In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

o Consolidated Results. Results of Operations for the Three Months Ended March 31, 2001 compared to the Results of Operations for the Three Months Ended March 31, 2000

o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 2000


CONSOLIDATED RESULTS-- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000


REVENUE

    Our revenue increased by 33% to $32.3 million for the three months ended March 31, 2001 from $24.3 million for the three months ended March 31, 2000. The breakdown of revenue by business group was as follows:


                                      CONSOLIDATED REVENUE    CONSOLIDATED REVENUE
                                      FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                      ENDED MARCH 31, 2000    ENDED MARCH 31, 2001
                                      --------------------    --------------------
                                                      (IN MILLIONS)
REVENUE
  CLEC services ...................     $            9.5      $           10.8
  Data and Internet services ......                  8.1                  14.5
  Long distance services ..........                  2.8                   4.8
  Mobile services .................                  4.2                   3.5
  Eliminations ....................                 (0.3)                 (1.3)
                                        ----------------      ----------------
TOTAL REVENUE .....................     $           24.3      $           32.3

    CLEC Services. Revenue from CLEC Services increased by 14% to $10.8 million for the three months ended March 31, 2001 from $9.5 million for the three months ended March 31, 2000.

    The CLEC Services division of TeleRoss revenue increased by 6% to $6.6 million for the three months ended March 31, 2001 from $6.2 million for the three months ended March 31, 2000. This is mainly due to increases in monthly recurring revenue partly due to an increase in numbering capacity in service, offset by a decrease in traffic revenue, largely as a result of pricing concessions made to its largest customer on local traffic.

    The CLEC Services division of Golden Telecom BTS revenue increased by 27% to $4.2 million for the three months ended March 31, 2001 from $3.3 million for the three months ended March 31, 2000. The increase in revenue was due to an increase in termination of incoming traffic from other carriers.

    Data and Internet Services. Revenue from Data and Internet Services increased by 79% to $14.5 million for the three months ended March 31, 2001 from $8.1 million for the three months ended March 31, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues.

    Long Distance Services. Revenue from Long Distance Services increased by 71% to $4.8 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. Recurring fees, traffic and equipment revenues increased due to an increasing end-user customer base in Moscow.

    Mobile Services. Revenue from Mobile Services decreased by 17% to $3.5 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. Despite an increase of approximately 36% in the number of active subscribers at Golden Telecom GSM, pricing competition has reduced average revenue per active subscriber by 37% to approximately $31 per month. Additionally $0.2 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated as a result of the MCT transaction.


EXPENSES

    The following table shows our principal expenses for the three months ended March 31, 2001 and March 31, 2000:

                                               CONSOLIDATED EXPENSES   CONSOLIDATED EXPENSES
                                               FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                               ENDED MARCH 31, 2000    ENDED MARCH 31, 2001
                                               --------------------    ---------------------
                                                              (IN MILLIONS)
COST OF REVENUE
  CLEC services .............................     $           3.1            $           4.2
  Data and Internet services ................                 4.0                        6.8
  Long distance services ....................                 2.4                        4.0
  Mobile services ...........................                 1.1                        1.0
  Eliminations ..............................                (0.3)                      (1.3)
                                                  ---------------            ---------------
TOTAL COST OF REVENUE .......................                10.3                       14.7
Selling, general and administrative .........                10.2                       12.7
Depreciation and amortization ...............                 7.2                        9.7
Equity in losses (earnings) of ventures .....                 0.9                       (0.6)
Interest income .............................                (2.3)                      (1.5)
Interest expense ............................                 0.7                        0.6
Foreign currency loss .......................                 0.4                        0.3
Other non-operating expense .................                 0.1                         --
Provision for income taxes ..................     $           0.0            $           0.2

Cost of Revenue

    Our cost of revenue increased by 43% to $14.7 million for the three months ended March 31, 2001 from $10.3 million for the three months ended March 31, 2000.

    CLEC Services. Cost of revenue from CLEC Services increased by 35% to $4.2 million, or 39% of revenue, for the three months ended March 31, 2001 from $3.1 million, or 33% of revenue, for the three months ended March 31, 2000.

    The CLEC Services division of TeleRoss' cost of revenue increased by 31% to $2.1 million, or 32% of revenue, for the three months ended March 31, 2001 from $1.6 million, or 26% of revenue, for the three months ended March 31, 2000. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased by 40% to $2.1 million, or 50% of revenue, for the three months ended March 31, 2001 and was $1.5 million, or 45% of revenue, for the three months ended March 31, 2000. Cost of revenue increased as a percentage of revenue due to the increase in lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 70% to $6.8 million, or 47% of revenue, for the three months ended March 31, 2001 from $4.0 million, or 49% of revenue, for the three months ended March 31, 2000. The decrease as a percentage of revenue was mainly due to the operational synergies achieved from reduced transmission capacity costs.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 67% to $4.0 million, or 83% of revenue, for the three months ended March 31, 2001 from $2.4 million, or 86% of revenue, for the three months ended March 31, 2000. The slight improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix.

    Mobile Services. Cost of revenue from Mobile Services decreased by 9% to $1.0 million, or 29% of revenue, for the three months ended March 31, 2001 from $1.1 million, or 26% of revenue, for the three months ended March 31, 2000. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 25% to $12.7 million, or 39% of revenue, for the three months ended March 31, 2001 from $10.2 million, or 42% of revenue, for the three months ended March 31, 2000.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 35% to $9.7 million for the three months ended March 31, 2001 from $7.2 million for the three months ended March 31, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible asset amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $0.6 million for the three months ended March 31, 2001 up from losses of $0.9 million for the three months ended March 31, 2000. We recognized earnings at Sovintel of $1.8 million for the three months ended March 31, 2001, which more than offset our recognized losses in MCT Corp. In the three months ended March 31, 2000, our recognized earnings at Sovintel were $1.0 million which were more than offset by our recognized losses of $1.9 million from our Russian mobile ventures.

Interest Income

    Our interest income was $1.5 million for the three months ended March 31, 2001 down from $2.3 million for the three months ended March 31, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure.

Interest Expense

    Our interest expense was $0.6 million for the three months ended March 31, 2001 down slightly from $0.7 million for the three months ended March 31, 2000.

Foreign Currency Loss

    Our foreign currency loss was $0.3 million for the three months ended March 31, 2001, compared to a $0.4 million loss for the three months ended March 31, 2000. This decreased loss in part reflects the reduced level of the devaluation of the ruble for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

Other Non-operating Expense

    No other non-operating expense was recorded in the three months ended March 31, 2001. Our other non-operating expense was $0.1 million for the three months ended March 31, 2000 due to losses on certain fixed assets disposals by our operating companies.

Provision for Income Taxes

    Our charge for income taxes was $0.2 million for the three months ended March 31, 2001 compared to a negligible provision for three months ended March 31, 2000. The increase was due to limited levels of income taxes being incurred in the Russia, Ukraine and the USA.

Net Loss and Net Loss per Share

    Our net loss for the three months ended March 31, 2001 was $3.9 million, compared to $3.3 million for the three months ended March 31, 2000.

    Our net loss per share of common stock increased to $0.16 for the three months ended March 31, 2001, compared to $0.14 in the three months ended March 31, 2000. The increase in net loss per share of common stock was due to the increase in net loss, partially offset by an increase in the number of weighted average shares to 24,495,770 in the three months ended March 31, 2001, compared to 24,060,015 in the three months ended March 31, 2000.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.


SOVINTEL

Revenue

    Sovintel's revenue increased by 14% to $25.4 million for the three months ended March 31, 2001 from $22.2 million, for the three months ended March 31, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

Cost of Revenue

    Sovintel's cost of revenue increased by 26% to $14.8 million for the three months ended March 31, 2001 from $11.7 million for the three months ended March 31, 2000. The increase of cost of revenue to 58% of revenue from 53% of revenue was primarily the result of increases in lower margin traffic in the revenue mix.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses decreased by 20% to $3.3 million, or 13% of revenue, for the three months ended March 31, 2001 from $4.1 million, or 18% of revenue for the three months ended March 31, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, offset by a slight increase in employee related costs.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and investments available for sale were $103.5 million and $112.2 million as of March 31, 2001 and December 31, 2000, respectively. Of these amounts, our cash and cash equivalents were $103.5 million and $57.9 million as of March 31, 2001 and December 31, 2000, respectively. In the fourth quarter of 2000, we invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At March 31, 2001 and December 31, 2000, investments available for sale were none and $54.3 million, respectively.

    Our total restricted cash was $2.3 million and $2.5 million as of March 31, 2001 and December 31, 2000, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the three months ended March 31, 2001, we had net cash inflows of $3.3 million from our operating activities. During the three months ended March 31, 2000, we had net cash inflows of $3.0 million from our operating activities. The slight increase in cash inflows was mainly due to an improvement in our operating income, excluding depreciation and amortization, partially offset by a reduction in accounts payable. We had net cash inflows of $43.1 million at March 31, 2001 and used $3.2 million at March 31, 2000 for investing activities. During the three months ended March 31, 2001 we liquidated our total investments available for sale of $54.3 million. Cash used in investing activities was principally attributable to building our telecommunications networks and acquisitions.

    We had working capital of $93.9 million as of March 31, 2001 and $100.0 million as of December 31, 2000. At March 31, 2001, we had total debt of approximately $19.1 million, of which $2.9 million were current maturities. At December 31, 2000, we had total debt of approximately $19.0 million, of which $3.3 million were current maturities. Total debt at March 31, 2001 includes amounts that are fully collateralized by restricted cash. At March 31, 2001 and December 31, 2000, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

    On April 2, 2001 our majority shareholder, GTS, announced it had reached an agreement to sell an approximately 50% interest in GTI. Upon closure, this transaction may trigger an acceleration of up to $18.3 million of GTI's long-term debt under change of control provisions. GTS is expected to agree to a one-year maturity, from the date of closing of the transaction, on $6.3 million of long-term debt due from the Company. In accordance with the terms of other third party debt agreements, subsequent to the closure of the transaction, the Company may be required to repay in full other outstanding long-term debt obligations totaling $12.0 million plus accrued interest.

    In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. Full prepayments were made to the lessor in April and August 2000 and February 2001. These prepayments have been offset against the lease obligation in the financial statements of the Company.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $2.5 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. Previously this was a $22.7 million facility which in part, related to our former Russian mobile properties involved in the MCT transaction. In a second, similar facility, we provide full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000. The funding level as of March 31, 2001 for all these facilities totaled $1.8 million, of which $0.8 million was funded to our consolidated subsidiaries and $1.0 was funded to our affiliates.

    Additionally on April 3, 2001, we announced our intention to acquire Cityline, a leading Russian Internet Service Provider (ISP) and 51% of Ekaterinburg based ISP, Uralrelcom. These acquisitions are expected to complete in the second quarter of 2001. Acquisitions cash flows together with capital expenditures in the second quarter of 2001 are expected to be approximately $38.4 million.

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

    In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collaterization and through the divestment of non-core assets. In the case these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and the related investment, to finance our capital requirements for the next 12 to 18 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

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

(iii) changes in the Company's competitive environment; (iv) our projections concerning our liquidity and capital resources; (v) the political and financial situation in the markets in which we operate; and (vi) the expected closing schedules for our business development projects, especially for Cityline and the Uralrelcom transactions contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and the consummation of numerous or large acquisitions. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

   Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission ("SEC") and especially in the Risk Factor sections therein, including, but not limited to the Company's report on Form 10-K for the year ended December 31, 2000 and the Company's Post Effective Amendment No.1 on Form S-3 to Registration Statement No. 333-39260 on Form S-1. The amendment was filed with the SEC on April 27, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b) Reports on Form 8-K

                           DATE OF REPORT       SUBJECT OF REPORT

                           March 30, 2001       Announcement by GTI,
                                                that GTS, the
                                                Company's majority
                                                stockholder, entered
                                                into an agreement to
                                                sell approximately
                                                50% of its ownership
                                                in GTI

                                                Announcement by GTI
                                                of the agreement to
                                                acquire Cityline and
                                                51% of Uralrelcom.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GOLDEN TELECOM, INC.
                          (Registrant)

                          By: /s/ David J. Wisher
                             ------------------------------------------------
                          Name:  David J. Wisher
                          Title: Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)


Date:  May 9, 2001