Form 10-Q
period 2001-06-30
GOLDEN TELECOM INC
filed 2001-08-08
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At August 8, 2001 there were 22,349,231 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.         FINANCIAL INFORMATION

Item 1(a)       Consolidated Financial Statements of Golden Telecom, Inc. (unaudited) .........  3

                Condensed Consolidated Balance Sheets as of December 31, 2000 and June
                30, 2001 ......................................................................  3

                Condensed Consolidated  Statements of Operations for the Three and Six
                Months Ended June 30, 2000 and 2001 ...........................................  4

                Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2000 and 2001 ..................................................  5

                Notes to Condensed Consolidated Financial Statements ..........................  6

Item 1(b)       Condensed Financial Statements of EDN Sovintel LLC (unaudited) ................ 12

                Condensed Balance Sheets as of December 31, 2000 and June 30, 2001 ............ 12

                Condensed Statements of Income and  Members' Equity for the Three and
                Six Months Ended June 30, 2000 and 2001 ....................................... 13

                Condensed  Statements of Cash Flows for the Six Months Ended June 30,
                2000 and 2001 ................................................................. 14

                Condensed Notes to Financial Statements ....................................... 15

Item 2          Management's Discussion and Analysis of Financial Condition and Results
                of Operations * ............................................................... 16

PART II.        OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders ........................... 28

Item 6          Exhibits and Reports on Form 8-K .............................................. 28

Signatures .................................................................................... 29


* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(A).  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,    JUNE 30,
                                                                             2000          2001
                                                                         ------------    ---------
                                                                           (AUDITED)    (UNAUDITED)
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..........................................   $     57,889    $  70,586
  Investments available for sale .....................................         54,344           --
  Accounts receivable, net ...........................................         19,291       19,763
  Prepaid expenses ...................................................          4,413        6,175
  Other current assets ...............................................          5,471        6,691
                                                                         ------------    ---------

TOTAL CURRENT ASSETS .................................................        141,408      103,215

Property and equipment, net of accumulated depreciation of
  $42,253 and $51,068 at December 31, 2000 and June 30, 2001,
  respectively .......................................................         82,377       92,580
Investments in and advances to ventures ..............................         49,629       53,793
Goodwill and intangible assets, net of accumulated
  amortization of $48,420 and $60,420 at December 31, 2000
  and June 30, 2001, respectively ....................................         70,045       88,988
Restricted cash ......................................................          2,519        3,867
Other non-current assets .............................................          2,478        2,609
                                                                         ------------    ---------

TOTAL ASSETS .........................................................   $    348,456    $ 345,052
                                                                         ============    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ..............................   $     28,256    $  30,141
  Debt maturing within one year ......................................          3,339        8,583
  Related party debt maturing within one year ........................             --        6,250
  Due to affiliates and related parties ..............................          7,957        6,961
  Other current liabilities ..........................................          1,886        2,042
                                                                         ------------    ---------

TOTAL CURRENT LIABILITIES ............................................         41,438       53,977

Long-term debt, less current portion .................................          9,408        4,297
Related party long-term debt .........................................          6,250           --
Other non-current liabilities ........................................          4,830        7,003
                                                                         ------------    ---------

TOTAL LIABILITIES ....................................................         61,926       65,277


Minority interest ....................................................          3,337        3,238

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at December 31, 2000 and
     June 30, 2001) ..................................................             --           --
  Common stock, $0.01 par value (100,000,000 shares
     authorized; 24,479,997 and 24,621,958 shares issued
     and outstanding at December 31, 1999 and June 30, 2001
     respectively) ...................................................            245          246
  Additional paid-in capital .........................................        412,754      413,541
  Accumulated deficit ................................................       (129,806)    (137,250)
                                                                         ------------    ---------

TOTAL SHAREHOLDERS' EQUITY ...........................................        283,193      276,537
                                                                         ------------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $    348,456    $ 345,052
                                                                         ============    =========

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                     ------------------------    ------------------------
                                                        2000          2001          2000          2001
                                                     ----------    ----------    ----------    ----------
REVENUE:
  Telecommunication services .....................   $   24,615    $   30,420    $   46,668    $   59,956
  Revenue from related parties ...................        2,257         3,471         4,513         6,255
                                                     ----------    ----------    ----------    ----------

TOTAL REVENUE ....................................       26,872        33,891        51,181        66,211

OPERATING COSTS AND EXPENSES:
  Access and network services ....................       11,847        15,980        22,141        30,666
  Selling, general and administrative ............       10,707        12,799        20,961        25,506
  Depreciation and amortization ..................        7,706        10,380        14,934        20,133
                                                     ----------    ----------    ----------    ----------

TOTAL OPERATING COSTS AND EXPENSES ...............       30,260        39,159        58,036        76,305
                                                     ----------    ----------    ----------    ----------

LOSS FROM OPERATIONS .............................       (3,388)       (5,268)       (6,855)      (10,094)

OTHER INCOME (EXPENSE):
  Equity in earnings/(losses) of ventures ........         (172)        2,159        (1,083)        2,742
  Interest income ................................        2,638         1,054         4,924         2,536
  Interest expense ...............................         (715)         (640)       (1,451)       (1,271)
  Foreign currency losses ........................          (80)          (13)         (423)         (308)
  Minority interest ..............................         (154)           (3)         (154)           (3)
  Other non-operating expense ....................           --            --          (148)           --
                                                     ----------    ----------    ----------    ----------

TOTAL OTHER INCOME ...............................        1,519         2,557         1,665         3,696
                                                     ----------    ----------    ----------    ----------

Net loss before income taxes .....................       (1,869)       (2,711)       (5,190)       (6,398)
Income taxes .....................................           42           823            55         1,046
                                                     ----------    ----------    ----------    ----------

NET LOSS .........................................   $   (1,911)   $   (3,534)   $   (5,245)   $   (7,444)
                                                     ==========    ==========    ==========    ==========

Net loss per share ...............................   $    (0.08)   $    (0.14)   $    (0.22)   $    (0.30)
                                                     ==========    ==========    ==========    ==========

Weighted average common shares outstanding .......       24,080        24,622        24,070        24,559
                                                     ==========    ==========    ==========    ==========

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2000            2001
                                                                                ----------      ----------
              OPERATING ACTIVITIES
                Net loss ..................................................     $   (5,245)     $   (7,444)
              Adjustments to Reconcile Net Loss to Net Cash Provided by
                Operating Activities:
                Depreciation ..............................................          6,992           8,501
                Amortization ..............................................          7,942          11,632
                Equity in (earnings) losses of ventures, net of dividends
                   received ...............................................          1,083          (2,742)
                Minority interest .........................................            154               3
                Foreign currency losses ...................................            423             308
                Other .....................................................          1,016           1,374
                Changes in assets and liabilities:
                   Accounts receivable ....................................         (3,347)             13
                   Accounts payable and accrued expenses ..................          1,437           3,563
                   Due from affiliates and related parties ................           (279)         (2,193)
                   Due to affiliates and related parties ..................          1,475          (1,866)
                   Other changes in assets and liabilities ................         (1,261)           (583)
                                                                                ----------      ----------

              NET CASH PROVIDED BY OPERATING ACTIVITIES ...................         10,390          10,566

              INVESTING ACTIVITIES
                Purchases of property and equipment and intangible assets .        (17,803)        (16,351)
                Acquisitions, net of cash acquired ........................         (3,617)        (32,348)
                Restricted cash ...........................................          3,325          (1,348)
                Proceeds from investments available for sale ..............             --          54,344
                Other investing ...........................................          3,028          (1,238)
                                                                                ----------      ----------

              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........        (15,067)          3,059

              FINANCING ACTIVITIES
                Proceeds from debt ........................................          4,767           1,400
                Repayments of debt ........................................         (8,591)         (2,055)
                Other financing ...........................................             32            (155)
                                                                                ----------      ----------

              NET CASH USED IN FINANCING ACTIVITIES .......................         (3,792)           (810)

              Effect of exchange rate changes on cash and cash equivalents            (190)           (118)
                                                                                ----------      ----------
              Net increase (decrease) in cash and cash equivalents ........         (8,659)         12,697
              Cash and cash equivalents at beginning of period ............        162,722          57,889
                                                                                ----------      ----------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................     $  154,063      $   70,586
                                                                                ==========      ==========

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial pubic offering ("IPO") which closed on October 5, 1999. After the IPO, GTS retained an approximately 62% interest in the Company.

    On May 11, 2001, GTS, completed the sale of approximately 12.2 million shares of GTI's common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of the Company's previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok").

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

    For the three and six months ended June 30, 2000 and 2001, comprehensive income for the Company is equal to net loss.

    The Company's net loss per share calculation (basic and diluted) is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Warrants and stock options have been excluded from the net loss per share calculation because their effect would be antidilutive.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial and Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of the new statement did not have a significant effect on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS's No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet completed the evaluation of the impact of these new accounting standards. Application of the nonamortization provisions of the Statement is expected to result in an improvement in the Company's results of operation. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3. SHAREHOLDERS' EQUITY

Common Stock

    In March 2001, 141,961 restricted shares of the Company's common stock, par value $0.01, were issued to senior management and employees to be held in escrow by the Company. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of the Company's IPO and will be held in escrow by the Company until such restriction lapse on October 1, 2001.

    When the 1999 GTI Equity Participation Plan (the "Equity Plan") was adopted, the number of shares available for issuance under the Equity Plan was calculated as 15% of the issued and outstanding shares on a fully diluted basis. Since the adoption of the Equity Plan, the Company has issued an additional 1,679,872 shares of common stock in connection with fund raising activities and acquisitions. In March 2001, the Compensation Committee of the Board of Directors approved an increase in shares available for issuance under the Equity Plan from 4,023,551 to 4,320,000 in order to preserve the 15% ratio referenced above. The decision of the Compensation Committee of the Board of Directors was ratified by GTI shareholders on June 26, 2001.

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

    In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution providing generally that the Stock Option Award Agreements executed by the Company to employees shall be amended to provide that the term of the options held by the employees shall be extended from ninety days after the employees termination date to eighteen months after the termination date.

    In May 2001, GTS completed the transaction contemplated by the Share Purchase Agreement (the "Share Purchase Agreement"), entered into in April 2001 with Alfa, Capital, and Baring Vostok, (collectively, the "Purchasers") with respect to the sale to the Purchasers by GTS of approximately 12.2 million shares of common stock, par value $0.01 per share of GTI. The aggregate purchase price paid by the Purchasers for the common stock was $125.0 million. In addition, as specified in the Share Purchase Agreement, at the time of the consummation of the sale and purchase, the Purchasers entered into separate stock option agreements with GTS which gave the Purchasers an option to purchase up to approximately 2.3 million of the remaining approximately 2.9 million shares of common stock beneficially owned by GTS at the purchase price of $11.00 per share during the 60-day period after the closing of the transaction. In addition, if certain other conditions are met, during the twelve-month period after the closing, the Purchasers have an option to purchase the remaining shares of common stock beneficially owned by GTS at a purchase price equal to the greater of $11.00 per share or 120% of the average closing share price for the 60-day period preceding the purchase date. As part of the transaction, the Purchasers and the Company entered into a Standstill Agreement and a Shareholders Agreement. Generally, the Standstill Agreement provides that for a period of two years from the date of closing the transaction, neither Alfa nor GTS may acquire over 49% of GTI's outstanding stock. The Shareholder Agreement includes a voting arrangement between the Purchasers for the election of certain nominees to the Company's Board of Directors, among other provisions.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

4. INVESTMENT TRANSACTIONS

     In June 2001, the Company acquired Internet Service Provider ("ISP") ZAO Cityline, 51% of ISP OOO Uralrelcom and infrastructure company PTK for cash consideration of approximately $29.0 million. The Company's financial statements reflect the preliminary allocation of the purchase price, and as such, the Company has recorded goodwill in the amount of approximately $26.1 million. In addition, the Company incurred approximately $0.9 million in consulting fees related to these investment transactions from an affiliate of Alfa, a shareholder of the Company.

     The following unaudited pro forma combined results of operations for the Company gives effect to the Cityline, Uralrelcom and PTK business combinations as if they had occurred at the beginning of 2000. For the six months ended June 30, 2000 and 2001, pro forma revenue would have been $53.0 million and $69.0 million, respectively. The pro forma net loss would have been $8.0 million, or $0.33 per common share for the six months ended June 30, 2000 and $11.0 million, or $0.45 per share common share, for the six months ended June 30, 2001. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future:

5. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2001. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS; Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended June 30, 2000 and 2001. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                                                                                       ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                        CONSOLIDATED RESULTS
                                                                                                       ------------------------
                                    DATA &                                     BUSINESS                 EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED   METHOD       AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES     ADJUSTMENTS
                         --------  --------  --------  --------  ------------  --------  ------------  --------     -----------
                                                                  (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000

Revenue................. $ 30,954  $  9,205  $  3,636  $  8,760  $     (1,385) $ 51,170  $     26,872  $(28,406)    $     4,108
Operating income
  (loss)................    8,672      (269)     (977)     (509)       (6,316)      601        (3,388)   (3,898)            (91)
Identifiable assets.....  110,915    34,234    22,653    53,477       246,556   467,835       357,465  (110,370)             --
Capital expenditures....    4,334     1,581       741     3,184          (189)    9,651         6,093    (3,558)             --


                                                                                                       ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                        CONSOLIDATED RESULTS
                                                                                                       ------------------------
                                    DATA &                                     BUSINESS                 EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED   METHOD       AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES     ADJUSTMENTS
                         --------  --------  --------  --------  ------------  --------  ------------  --------     -----------
                                                                          (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001

Revenue...............   $ 37,044  $ 14,841  $  5,217  $  3,660  $     (1,934) $ 58,828  $     33,891  $(29,359)    $     4,422
Operating income
   (loss).............     11,598    (2,127)     (887)     (222)       (6,222)    2,140        (5,268)   (7,507)             99
Identifiable assets...    145,790    97,662    27,163    23,509       150,676   444,800       345,052   (99,748)             --
Capital expenditures..      3,948     3,462       649       469            94     8,622         5,975    (2,647)             --


                                                                                                       ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                        CONSOLIDATED RESULTS
                                                                                                       ------------------------
                                    DATA &                                     BUSINESS                 EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED   METHOD       AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES     ADJUSTMENTS
                         --------  --------  --------  --------  ------------  --------  ------------  --------     -----------
                                                                          (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2000

Revenue...............   $ 60,555  $ 17,707  $  6,526  $ 16,576  $     (2,877)  $ 98,487    $51,181     $(55,436)     $8,130
Operating income
   (loss).............     17,506       (43)   (2,577)   (1,998)      (12,922)       (34)    (6,855)      (7,076)        255
Identifiable assets...    110,915    34,234    22,653    53,477       246,557    467,836    357,466     (110,370)         --
Capital expenditures..      9,023     7,890     1,852     4,996           185     23,946     17,803       (6,143)         --


                                                                                                       ADJUSTMENTS TO RECONCILE
                                                                                                          BUSINESS SEGMENT TO
                                                                                                        CONSOLIDATED RESULTS
                                                                                                       ------------------------
                                    DATA &                                     BUSINESS                 EQUITY
                                   INTERNET    LONG     MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED   METHOD       AFFILIATE
                           CLEC    SERVICES  DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES     ADJUSTMENTS
                         --------  --------  --------  --------  ------------  --------  ------------  --------     -----------
                                                                          (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2001

Revenue...............   $ 70,375  $ 28,845  $  9,614  $  7,190  $     (3,648) $112,376  $     66,211  $(55,965)    $     9,800
Operating income
  (loss)..............     20,550    (3,331)   (1,946)     (771)      (12,071)    2,431       (10,094)  (12,611)             86
Identifiable assets...    145,790    97,662    27,163    23,509       150,676   444,800       345,052   (99,748)             --
Capital expenditures..     10,531    10,481     1,465       902           119    23,498        16,351    (7,147)             --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

    Revenues are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and six month periods ended June 30, 2000 and 2001.


                                                                                  CORPORATE &    CONSOLIDATED
                                                              RUSSIA    UKRAINE   ELIMINATIONS      RESULTS
                                                             ---------  --------  ------------   ------------

                        THREE MONTHS ENDED JUNE 30, 2000
                          Revenue.........................   $  18,014  $  8,910  $        (52)  $     26,872
                          Long-lived assets...............     125,963    37,753         1,816        165,532

                                                                                  CORPORATE &    CONSOLIDATED
                                                              RUSSIA    UKRAINE   ELIMINATIONS      RESULTS
                                                             ---------  --------  ------------   ------------
                        THREE MONTHS ENDED JUNE 30, 2001
                          Revenue.........................   $  24,360  $  9,773  $       (242)  $     33,891
                          Long-lived assets...............     197,020    39,755         1,195        237,970

                                                                                  CORPORATE &    CONSOLIDATED
                                                              RUSSIA    UKRAINE   ELIMINATIONS      RESULTS
                                                             ---------  --------  ------------   ------------
                        SIX MONTHS ENDED JUNE 30, 2000
                          Revenue.........................   $  34,817  $ 16,538  $       (174)  $     51,181
                          Long-lived assets...............     125,963    37,753         1,816        165,532

                                                                                  CORPORATE &    CONSOLIDATED
                                                              RUSSIA    UKRAINE   ELIMINATIONS      RESULTS
                                                             ---------  --------  ------------   ------------
                        SIX MONTHS ENDED JUNE 30, 2001
                          Revenue.........................   $  47,803  $ 19,111  $       (703)  $     66,211
                          Long-lived assets...............     197,020    39,755         1,195        237,970

7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC, for the three and six months ended June 30, 2000 and 2001.

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------  ------------------
                                                   2000      2001      2000      2001
                                                 --------  --------  --------  --------
                                                                              (IN
                                                              THOUSANDS)
   Revenues..................................    $ 23,060  $ 28,403  $ 45,286  $ 53,755
   Gross Margin..............................      10,765    12,897    21,270    23,464
   Income from operations....................       4,560     7,208     8,970    11,858
   Net income................................       2,339     4,777     4,440     8,408

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

8. DEBT AND CAPITAL LEASE

    Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $2.5 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. Previously, this was a $22.7 million facility, which in part related to the Company's former Russian mobile properties involved in the MCT transaction. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. These two facilities replaced the previous $30.0 million back to back facility that expired on September 30, 2000.

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

    The sale by GTS of approximately 12.2 million, or approximately 50%, of the Company's common stock triggered an acceleration of $5.9 million, including accrued interest, of our long-term debt under change of control provisions in promissory notes. As part of the transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS is now payable on May 11, 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements.

9. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company.

                                                                 SIX MONTHS ENDED
                                                                       JUNE,
                                                               --------------------
                                                                  2000       2001
                                                               ---------   --------
                                                                  (IN THOUSANDS)
               Issuance of common stock to affiliate of ING    $     360   $     --
                 Barings.....................................
               Business acquisitions.........................        580         --
               Consulting fee to Alfa........................         --        870


10. SUBSEQUENT EVENTS

     In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company's common stock at $11.00 per share, from a subsidiary of GTS. After this sale, GTS continues to own approximately 0.6 million shares, or approximately 2.6 percent, of GTI's common stock. To effect the buy-back, GTI acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire GTI common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125.0 million in GTI shares from GTS in May 2001.

ITEM 1(b).   CONDENSED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,      JUNE 30,
                                                                 2000             2001
                                                              ------------     ----------
                                                                (AUDITED)      (UNAUDITED)
                          ASSETS
CURRENT ASSETS
  Cash ..................................................     $      4,013     $   13,996
  Accounts receivable, net of allowance for doubtful
    accounts of $4,981 and $5,051, respectively .........           13,138         15,413
  Due from affiliated companies .........................              524            986
  Due from employees ....................................              578            514
  Inventories ...........................................            3,592          5,083
  VAT receivable, net ...................................            2,325            301
  Prepaid expenses and other current assets .............            1,763          3,688
                                                              ------------     ----------

TOTAL CURRENT ASSETS ....................................           25,933         39,981

Property and equipment, net .............................           51,340         53,829
Deferred expenses .......................................              540             --
Other noncurrent assets .................................            1,615          1,962
                                                              ------------     ----------

TOTAL ASSETS ............................................     $     79,428     $   95,772
                                                              ============     ==========

                LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables ........................................     $      6,922     $    9,207
  Accrued expenses ......................................            2,192          5,580
  Due to affiliated companies ...........................            2,117          7,457
  Amount due to partner in commercial arrangement .......              659             --
  Deferred income taxes .................................              686          1,921
                                                              ------------     ----------

TOTAL CURRENT LIABILITIES ...............................           12,576         24,165

  Other noncurrent liabilities ..........................            1,615          1,962
                                                              ------------     ----------

TOTAL LIABILITIES .......................................           14,191         26,127

MEMBERS' EQUITY .........................................           65,237         69,645
                                                              ------------     ----------

TOTAL LIABILITIES AND MEMBERS' EQUITY ...................     $     79,428     $   95,772
                                                              ============     ==========


                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

               CONDENSED STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               --------------------------      --------------------------
                                                  2000            2001            2000            2001
                                               ----------      ----------      ----------      ----------
REVENUE:
  Telecommunication services .............     $   21,719      $   26,698      $   42,815      $   50,199
  Revenue from affiliates ................          1,341           1,705           2,471           3,556
                                               ----------      ----------      ----------      ----------

TOTAL REVENUE ............................         23,060          28,403          45,286          53,755

OPERATING COSTS AND EXPENSES:
  Service costs ..........................         12,295          15,506          24,016          30,291
  Selling, general and administrative ....          4,161           3,544           8,242           6,812
  Depreciation and amortization ..........          2,044           2,145           4,058           4,794
                                               ----------      ----------      ----------      ----------

TOTAL OPERATING COSTS AND EXPENSES .......         18,500          21,195          36,316          41,897
                                               ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS ...................          4,560           7,208           8,970          11,858

OTHER INCOME (EXPENSE):
  Interest income ........................             25              64              59             118
  Interest expense .......................            (62)             (5)           (152)             (9)
  Foreign currency (losses) gains ........           (119)           (290)           (276)           (117)
                                               ----------      ----------      ----------      ----------

TOTAL OTHER INCOME (EXPENSE) .............           (156)           (231)           (369)             (8)
                                               ----------      ----------      ----------      ----------

Income before income taxes ...............          4,404           6,977           8,601          11,850
Income taxes .............................          2,065           2,200           4,161           3,442
                                               ----------      ----------      ----------      ----------

NET INCOME ...............................     $    2,339      $    4,777      $    4,440      $    8,408
                                               ==========      ==========      ==========      ==========

Dividends ................................     $   (2,001)     $   (4,000)     $   (2,001)     $   (4,000)
Members' equity, opening balance .........         59,166          68,868          57,065          65,237
                                               ----------      ----------      ----------      ----------

Members' equity, closing balance .........     $   59,504      $   69,645      $   59,504      $   69,645
                                               ==========      ==========      ==========      ==========


                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                               2000            2001
                                                            ----------      ----------
OPERATING ACTIVITIES
Net income ............................................     $    4,440      $    8,408
Adjustments  to reconcile net income to net cash
  provided by
  operating activities:
  Depreciation and amortization .......................          4,058           4,794
  Provision for doubtful accounts .....................            848             624
  Deferred income taxes ...............................             --           1,235
  Foreign exchange (gain) loss ........................            276             117
Changes in operating assets and liabilities:
  Accounts receivable .................................           (312)         (3,246)
  Inventories .........................................            (16)         (1,181)
  VAT receivable, net .................................            380           2,091
  Prepaid expenses and other assets ...................            535          (1,972)
  Trade payables ......................................         (2,326)          1,354
  Taxes accrued or  payables ..........................            594              --
  Accrued liabilities and other payables ..............           (275)          3,201
  Increase (Decrease) in amounts due to affiliated
    companies, net ....................................            140           1,431
                                                            ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .............          8,342          16,856

INVESTING ACTIVITIES Purchases of property and
 Equipment ............................................         (4,251)         (6,778)
                                                            ----------      ----------

FINANCING ACTIVITIES Repayments of debt ...............         (3,187)             --
                                                            ----------      ----------

Effect of exchange rate changes on cash ...............           (138)            (95)
                                                            ----------      ----------
Net increase in cash ..................................            766           9,983
Cash at beginning of period ...........................          2,644           4,013
                                                            ----------      ----------

CASH AT END OF PERIOD .................................     $    3,410      $   13,996
                                                            ==========      ==========

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

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three and six months ended June 30, 2000 and 2001, comprehensive income for the Company is equal to net income.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this new statement did not have a significant effect on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS's No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company does not anticipate that the adoption of the new statements will have an effect on the Company's results of operations or financial position.

3. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with Russian taxation, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2001. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and six month periods ended June 30, 2001 and June 30, 2000. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

    We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, resulting in declining prices, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we were forced to lower our tariffs, which resulted in reduced revenues and reduced margins. Since the ruble exchange rate with the dollar has become relatively stable since early 2000 and thus far in 2001, despite increasing inflation, price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future.

    Since early 2000, we appear to have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In early 2000, the increases in traffic volume did not keep pace with the reduction in prices. However, in recent months our volume increases are beginning to exceed the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our quarterly revenue during 2000 and 2001. We expect that this trend of year over year increases will continue as long as there are improvements in the Russian economy.

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

    Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. In Kiev, Ukraine we are also experiencing issues relating to obtaining further numbering capacity for our business services operations. In this regard, we are currently negotiating with Ukrtelecom, the state-owned operator for further numbering capacity. Our ability to grow our business services operations in Kiev will be limited if we do not have access to further numbering capacity.

    In addition to the traditional voice and data service provision, we are actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, we acquired InfoArt Stars and the Agama family of Web properties to add to our Russia-On-Line Internet portal, which also incorporates some of our other acquisitions in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, albeit with an increasing emphasis on regional subscribers, as additional dialup capacity in Moscow has not been readily available. On June 1, 2001 we completed the purchase of a leading Russian Internet Service Provider ("ISP"), Cityline, together with ISP Uralrelcom and infrastructure company PTK, and together, these entities allow us to increase our regional dial-up Internet presence and increase our access to dial up capacity in Moscow.

RECENT ACQUISITIONS

    In June 2001, we completed the purchase of 100% of leading ISP, Cityline, together with 51% of Ekaterinburg-based, ISP Uralrelcom, and 100% of infrastructure company PTK. Cityline operates primarily in Moscow, but also operates in other major Russian cities, including Saint Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad. Together these acquisitions allow us to increase our regional dial-up Internet presence and increase our access to dial up capacity in Moscow.

SHARES AND OWNERSHIP

    In March 2001, 141,961 restricted shares of common stock, par value $0.01, were issued to senior management and employees to be held in escrow by us. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of our Initial Public Offering ("IPO") and will be held in escrow by us until such restriction lapse on October 1, 2001.

    When the 1999 Golden Telecom, Inc. ("GTI") Equity Participation Plan (the "Equity Plan") was adopted, the number of shares available for issuance under the Equity Plan was calculated as 15% of the issued and outstanding shares on a fully diluted basis. Since the adoption of the Equity Plan, the Company has issued an additional 1,679,872 shares of common stock in connection with fund raising activities and acquisitions. In March 2001, the Compensation Committee of the Board of Directors approved an increase in shares available for issuance under the Equity Plan from 4,023,551 to 4,320,000 in order to preserve the 15% ratio referenced above. The decision of the Compensation Committee of the Board of Directors was ratified by GTI shareholders on June 26, 2001.

    In March 2001, in connection with the finalization of the MCT transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by us and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT, whichever occurs earlier.

    In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution providing generally that the Stock Option Award Agreements executed by us to employees shall be amended to provide that the term of the options held by the employees shall be extended from ninety days after the employees termination date to eighteen months after the termination date.

    In May 2001, Global TeleSystems, Inc. ("GTS") our former majority owner completed the sale of approximately 12.2 million shares of our common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern

("Alfa"), and two of our then existing shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok"). Upon closure, affiliates of Alfa acquired approximately 10.7 million, or about 43.6%, shares of our common stock, Baring Vostok increased its ownership position in the company to approximately 1.9 million, or about 7.6% shares of our common stock, and Capital increased its ownership position in the company to 2.2 million, or about 8.8%, of our common stock. Upon closure, these purchasers also acquired options from GTS under which they could, under certain circumstances and subject to the terms and conditions of a Standstill Agreement executed by the purchasers, GTS and us on April 2, 2001, acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock. In July 2001, under the Standstill Agreement, the Company completed the buy-back of $25.0 million, or approximately 2.3 million shares of GTI common stock. To effect the buy-back, we acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire our common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125 million in our common shares from GTS in May 2001

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have not yet completed the evaluation of the impact of these new accounting standards. Application of the nonamortization provisions of the Statement is expected to result in an improvement our results of operations. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.


RESULTS OF OPERATIONS

    GTI was formed in June 1999 to be the holding company for all of GTS's businesses in the Commonwealth of Independent States and supporting operations. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 6 "Segment Information - Line of Business Data" to our consolidated financial statements.

    In addition, we have included a discussion of EDN Sovintel LLC, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    o Consolidated Results. Results of Operations for the Three Months Ended June 30, 2001 compared to the Results of Operations for the Three Months Ended June 30, 2000

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 2000


SIX MONTHS JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    o Consolidated Results. Results of Operations for the Six Months Ended June 30, 2001 compared to the Results of Operations for the Six Months Ended June 30, 2000

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 2000


CONSOLIDATED RESULTS-- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000


REVENUE

    Our revenue increased by 26% to $33.9 million for the three months ended June 30, 2001 from $26.9 million for the three months ended June 30, 2000. The breakdown of revenue by business group was as follows:



                                             CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                             FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2000      ENDED JUNE 30, 2001
                                             --------------------      --------------------
                                                              (IN MILLIONS)

           REVENUE
             CLEC services...............           $  9.9                   $ 11.3
             Data and Internet services..              9.6                     15.4
             Long distance services......              3.5                      5.2
             Mobile services.............              4.4                      3.7
             Eliminations................             (0.5)                    (1.7)
                                                    ------                   ------
           TOTAL REVENUE.................           $ 26.9                   $ 33.9

    CLEC Services. Revenue from CLEC Services increased by 14% to $11.3 million for the three months ended June 30, 2001 from $9.9 million for the three months ended June 30, 2000.

    The CLEC Services division of TeleRoss revenue increased by 19% to $7.0 million for the three months ended June 30, 2001 from $5.9 million for the three months ended June 30, 2000. This increase is mainly due to increases in monthly recurring revenue resulting from an increase in numbering capacity in active service.

    The CLEC Services division of Golden Telecom BTS revenue increased by 8% to $4.3 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. The increase in revenue was in part due to an increase in outgoing traffic.

    Data and Internet Services. Revenue from Data and Internet Services increased by 60% to $15.4 million for the three months ended June 30, 2001 from $9.6 million for the three months ended June 30, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Dial-up Internet revenues increased by $0.5 million as a result of our recent acquisitions of Cityline and Uralrelcom.

    Long Distance Services. Revenue from Long Distance Services increased by 49% to $5.2 million for the three months ended June 30, 2001 from $3.5 million for the three months ended June 30, 2000. Recurring fees, traffic and equipment sales revenues increased due to an expanding end-user customer base in Moscow.

    Mobile Services. Revenue from Mobile Services decreased by 16% to $3.7 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000. Despite an increase of approximately 26% in the number of active subscribers at Golden Telecom GSM, pricing competition has reduced average revenue per active subscriber by 38% to approximately $30 per month. Additionally $0.2 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated as a result of the MCT transaction.

EXPENSES

    The following table shows our principal expenses for the three months ended June 30, 2001 and June 30, 2000:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                             FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2000      ENDED JUNE 30, 2001
                                             ---------------------    ---------------------
                                                              (IN MILLIONS)
           COST OF REVENUE
             CLEC services................           $  3.5                   $  4.5
             Data and Internet services...              5.1                      8.8
             Long distance services.......              2.7                      3.5
             Mobile services..............              1.0                      0.9
             Eliminations.................             (0.5)                    (1.7)
                                                     ------                   ------
           TOTAL COST OF REVENUE..........             11.8                     16.0
           Selling, general and
             administrative...............             10.7                     12.8
           Depreciation and amortization..              7.7                     10.4
           Equity in losses (earnings)
             of ventures..................              0.2                     (2.2)
           Interest income................             (2.6)                    (1.0)
           Interest expense...............              0.7                      0.7
           Foreign currency loss..........               --                       --
           Provision for income taxes.....           $  0.1                   $  0.8

Cost of Revenue

    Our cost of revenue increased by 36% to $16.0 million for the three months ended June 30, 2001 from $11.8 million for the three months ended June 30, 2000.

    CLEC Services. Cost of revenue from CLEC Services increased by 29% to $4.5 million, or 40% of revenue, for the three months ended June 30, 2001 from $3.5 million, or 35% of revenue, for the three months ended June 30, 2000.

    The CLEC Services division of TeleRoss' cost of revenue increased by 24% to $2.1 million, or 30% of revenue, for the three months ended June 30, 2001 from $1.7 million, or 29% of revenue, for the three months ended June 30, 2000. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased by 33% to $2.4 million, or 56% of revenue, for the three months ended June 30, 2001 and was $1.8 million, or 45% of revenue, for the three months ended June 30, 2000. Cost of revenue increased as a percentage of revenue due to the increase in lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 73% to $8.8 million, or 57% of revenue, for the three months ended June 30, 2001 from $5.1 million, or 53% of revenue, for the three months ended June 30, 2000. The increase as a percentage of revenue was mainly due to the increase of lower margin dial up Internet revenue as a percentage of the mix of revenue.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 30% to $3.5 million, or 67% of revenue, for the three months ended June 30, 2001 from $2.7 million, or 77% of revenue, for the three months ended June 30, 2000. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix.

    Mobile Services. Cost of revenue from Mobile Services decreased by 10% to $0.9 million, or 24% of revenue, for the three months ended June 30, 2001 from $1.0 million, or 23% of revenue, for the three months ended June 30, 2000. The cost of revenue was maintained at the same level as a percentage of revenue despite increased competition.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 20% to $12.8 million, or 38% of revenue, for the three months ended June 30, 2001 from $10.7 million, or 40% of revenue, for the three months ended June 30, 2000. There were increases in employee related costs and advertising largely due to acquisitions and our Internet related strategy. These were partly offset by reductions in revenue related taxes and other costs.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 35% to $10.4 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible asset amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $2.2 million for the three months ended June 30, 2001 up from losses of $0.2 million for the three months ended June 30, 2000. We recognized earnings at Sovintel of $2.4 million for the three months ended June 30, 2001, which more than offset our recognized losses in MCT. In the three months ended June 30, 2000, our recognized earnings at Sovintel were $1.2 million which were more than offset by our recognized losses of $1.6 million from our Russian mobile ventures.

Interest Income

    Our interest income was $1.0 million for the three months ended June 30, 2001 down from $2.6 million for the three months ended June 30, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure.

Interest Expense

    Our interest expense was $0.7 million for the three months ended June 30, 2001 compared to $0.7 million for the three months ended June 30, 2000.

Foreign Currency Loss

    Our foreign currency loss was a negligible amount for the three months ended June 30, 2001, compared to a negligible amount for the three months ended June 30, 2000.

Provision for Income Taxes

    Our charge for income taxes was $0.8 million for the three months ended June 30, 2001 compared to $0.1 million for three months ended June 30, 2000. The increase was due to increasing levels of income taxes being incurred in Russia and Ukraine.

Net Loss and Net Loss per Share

    Our net loss for the three months ended June 30, 2001 was $3.5 million, compared to $1.9 million for the three months ended June 30, 2000.

    Our net loss per share of common stock increased to $0.14 for the three months ended June 30, 2001, compared to $0.08 in the three months ended June 30, 2000. The increase in net loss per share of common stock was due to the increase in net loss, partially offset by an increase in the number of weighted average shares to 24,621,958 at June 30, 2001, compared to 24,080,125 at June 30, 2000.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue increased by 23% to $28.4 million for the three months ended June 30, 2001 from $23.1 million, for the three months ended June 30, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

Cost of Revenue

    Sovintel's cost of revenue increased by 26% to $15.5 million for the three months ended June 30, 2001 from $12.3 million for the three months ended June 30, 2000. The increase of cost of revenue to 55% of revenue from 53% of revenue was primarily the result of increases in lower margin traffic in the revenue mix.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses decreased by 17% to $3.5 million, or 12% of revenue, for the three months ended June 30, 2001 from $4.2 million, or 18% of revenue for the three months ended June 30, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, offset by increases in employee related and other costs.


CONSOLIDATED RESULTS-- CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000


REVENUE

    Our revenue increased by 29% to $66.2 million for the six months ended June 30, 2001 from $51.2 million for the six months ended June 30, 2000. The breakdown of revenue by business group was as follows:



                                             CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                              FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2000      ENDED JUNE 30, 2001
                                             --------------------      --------------------
                                                              (IN MILLIONS)
           REVENUE
             CLEC services..............            $ 19.4                   $ 22.1
             Data and Internet services.              17.7                     29.9
             Long distance services.....               6.3                     10.0
             Mobile services............               8.6                      7.2
             Eliminations...............              (0.8)                    (3.0)
                                                    ------                   ------
           TOTAL REVENUE................            $ 51.2                   $ 66.2

    CLEC Services. Revenue from CLEC Services increased by 14% to $22.1 million for the six months ended June 30, 2001 from $19.4 million for the six months ended June 30, 2000.

    The CLEC Services division of TeleRoss revenue increased by 12% to $13.6 million for the six months ended June 30, 2001 from $12.1 million for the six months ended June 30, 2000. This is mainly due to increases in monthly recurring revenue due to an increase in numbering capacity in active service.

    The CLEC Services division of Golden Telecom BTS revenue increased by 16% to $8.5 million for the six months ended June 30, 2001 from $7.3 million for the six months ended June 30, 2000. The increase in revenue was mainly due to an increase in termination of incoming traffic from other carriers.

    Data and Internet Services. Revenue from Data and Internet Services increased by 69% to $29.9 million for the six months ended June 30, 2001 from $17.7 million for the six months ended June 30, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Dial-up Internet revenues increased by $0.5 million as a result of our recent acquisitions of Cityline and Uralrelcom.

    Long Distance Services. Revenue from Long Distance Services increased by 59% to $10.0 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. Recurring fees, traffic and equipment revenues increased due to an expanding end-user customer base in Moscow.

    Mobile Services. Revenue from Mobile Services decreased by 16% to $7.2 million for the six months ended June 30, 2001 from $8.6 million for the six months ended June 30, 2000. Despite an increase of approximately 26% in the number of active subscribers at Golden Telecom GSM, pricing competition has reduced average revenue per active subscriber by 38% to approximately $30 per month. Additionally $0.4 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated as a result of the MCT transaction.


EXPENSES

    The following table shows our principal expenses for the six months ended June 30, 2001 and June 30, 2000:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                              FOR THE SIX MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2000      ENDED JUNE 30, 2001
                                             ---------------------    ---------------------
                                                              (IN MILLIONS)
           COST OF REVENUE
             CLEC services...............           $  6.6                   $  8.7
             Data and Internet services..              9.1                     15.6
             Long distance services......              5.1                      7.5
             Mobile services.............              2.1                      1.9
             Eliminations................             (0.8)                    (3.0)
                                                    ------                   ------
           TOTAL COST OF REVENUE.........             22.1                     30.7
           Selling, general and
             administrative..............             21.0                     25.5
           Depreciation and amortization              14.9                     20.1
           Equity in losses (earnings)
             of ventures.................              1.1                     (2.7)
           Interest income...............             (4.9)                    (2.5)
           Interest expense..............              1.4                      1.3
           Foreign currency loss.........              0.4                      0.3
           Other non-operating expense...              0.1                       --
           Provision for income taxes....           $  0.1                   $  1.0

Cost of Revenue

    Our cost of revenue increased by 39% to $30.7 million for the six months ended June 30, 2001 from $22.1 million for the six months ended June 30, 2000.

    CLEC Services. Cost of revenue from CLEC Services increased by 32% to $8.7 million, or 39% of revenue, for the six months ended June 30, 2001 from $6.6 million, or 34% of revenue, for the six months ended June 30, 2000.

    The CLEC Services division of TeleRoss' cost of revenue increased by 27% to $4.2 million, or 31% of revenue, for the six months ended June 30, 2001 from $3.3 million, or 27% of revenue, for the six months ended June 30, 2000. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased by 36% to $4.5 million, or 53% of revenue, for the six months ended June 30, 2001 and was $3.3 million, or 45% of revenue, for the six months ended June 30, 2000. Cost of revenue increased as a percentage of revenue due to the increase in lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 71% to $15.6 million, or 52% of revenue, for the six months ended June 30, 2001 from $9.1 million, or 51% of revenue, for the six months ended June 30, 2000. The slight increase as a percentage of revenue was mainly due to the increase of lower margin dial up Internet revenue as a percentage of the mix of revenue.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 47% to $7.5 million, or 75% of revenue, for the six months ended June 30, 2001 from $5.1 million, or 81% of revenue, for the six months ended June 30, 2000. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix.

    Mobile Services. Cost of revenue from Mobile Services decreased by 10% to $1.9 million, or 26% of revenue, for the six months ended June 30, 2001 from $2.1 million, or 24% of revenue, for the six months ended June 30, 2000. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 21% to $25.5 million, or 39% of revenue, for the six months ended June 30, 2001 from $21.0 million, or 41% of revenue, for the six months ended June 30, 2000. There were increases in employee related costs and advertising, largely due to acquisitions and our Internet related strategy. Bad debt also increased but the increases were partially offset by a reduction in revenue related taxes.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 35% to $20.1 million for the six months ended June 30, 2001 from $14.9 million for the six months ended June 30, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible asset amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $2.7 million for the six months ended June 30, 2001 up from losses of $1.1 million for the six months ended June 30, 2000. We recognized earnings at Sovintel of $4.2 million for the six months ended June 30, 2001, which more than offset our recognized losses in MCT. In the six months ended June 30, 2000, our recognized earnings at Sovintel were $2.2 million which were more than offset by our recognized losses of $3.5 million from our Russian mobile ventures.

Interest Income

    Our interest income was $2.5 million for the six months ended June 30, 2001 down from $4.9 million for the six months ended June 30, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure.

Interest Expense

    Our interest expense was $1.3 million for the six months ended June 30, 2001 down slightly from $1.4 million for the six months ended June 30, 2000.

Foreign Currency Loss

    Our foreign currency loss was $0.3 million for the six months ended June 30, 2001, compared to a $0.4 million loss for the six months ended June 30, 2000. This decreased loss in part reflects the reduced level of the devaluation of the ruble for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000.

Other Non-operating Expense

    No other non-operating expense was recorded in the six months ended June 30, 2001. Our other non-operating expense was $0.1 million for the six months ended June 30, 2000 due to losses on certain fixed assets disposals by our operating companies.

Provision for Income Taxes

    Our charge for income taxes was $1.0 million for the six months ended June 30, 2001 compared to $0.1 million for the six months ended June 30, 2000. The increase was due to increasing levels of income taxes being incurred in Russia and Ukraine.

Net Loss and Net Loss per Share

    Our net loss for the six months ended June 30, 2001 was $7.4 million, compared to $5.2 million for the six months ended June 30, 2000.

    Our net loss per share of common stock increased to $0.30 for the six months ended June 30, 2001, compared to $0.22 in the six months ended June 30, 2000. The increase in net loss per share of common stock was due to the increase in net loss, partially offset by an increase in the number of weighted average shares to 24,559,213 at June 30, 2001, compared to 24,070,070 at June 30, 2000.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.


SOVINTEL

Revenue

    Sovintel's revenue increased by 19% to $53.8 million for the six months ended June 30, 2001 from $45.3 million, for the six months ended June 30, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

Cost of Revenue

    Sovintel's cost of revenue increased by 26% to $30.3 million for the six months ended June 30, 2001 from $24.0 million for the six months ended June 30, 2000. The increase of cost of revenue to 56% of revenue from 53% of revenue was primarily the result of increases in lower margin traffic in the revenue mix.

Selling, General and Administrative

Sovintel's selling, general and administrative expenses decreased by 17% to $6.8 million, or 13% of revenue, for the six months ended June 30, 2001 from $8.2 million, or 18% of revenue for the six months ended June 30, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, offset by increases in employee related and other costs.


LIQUIDITY AND CAPITAL RESOURCES

    On May 11, 2001, our former majority shareholder, GTS, completed the sale of approximately 12.2 million, or approximately 50%, of our common stock. This transaction triggered an acceleration of $5.9 million, including accrued interest, of our long-term debt under change of control provisions in promissory notes. As part of the transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS is now payable on May 11, 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements.

    Our cash, cash equivalents and investments available for sale were $70.6 million and $112.2 million as of June 30, 2001 and December 31, 2000, respectively. Of these amounts, our cash and cash equivalents were $70.6 million and $57.9 million as of June 30, 2001 and December 31, 2000, respectively. In the fourth quarter of 2000, we invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At June 30, 2001 and December 31, 2000, investments available for sale were none and $54.3 million, respectively.

    Our total restricted cash was $3.9 million and $2.5 million as of June 30, 2001 and December 31, 2000, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the six months ended June 30, 2001, we had net cash inflows of $10.6 million from our operating activities. During the six months ended June 30, 2000, we had net cash inflows of $10.4 million from our operating activities. The slight increase in cash inflows was mainly due to an improvement in our operating income, excluding depreciation and amortization. We had net cash inflows of $3.1 million at June 30, 2001 and used $15.1 million at June 30, 2000 from our investing activities. During the first quarter of 2001, we liquidated our total investment available for sale of $54.3 million. Cash used in investing activities was principally attributable to building our telecommunications networks and acquisitions.

    We had working capital of $49.2 million as of June 30, 2001 and $100.0 million as of December 31, 2000. At June 30, 2001, we had total debt of approximately $19.1 million, of which $14.8 million were current maturities. At December 31, 2000, we had total debt of approximately $19.0 million, of which $3.3 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At June 30, 2001 and December 31, 2000, $11.0 million of our long-term debt, including the current portion, was at fixed rates.

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

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $2.5 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. Previously, this was a $22.7 million facility which in part related to our former Russian mobile properties involved in the MCT transaction. In a second, similar facility, we provide full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30.0 million back to back facility that expired on September 30, 2000. The funding level as of June 30, 2001 for both these facilities totaled $3.2 million, of which $2.2 million was funded to our consolidated subsidiaries and $1.0 was funded to our affiliates.

    In order for us to compete successfully, we will require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require significant additional capital for our acquisition and business development initiatives. The net proceeds from our IPO and our private placement have been and will continue to be applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

    In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collaterization and through the divestment of non-core assets. In the event that these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and private placement, to finance our capital requirements for the next 12 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) projected traffic volume;
(ii) future revenues and costs; (iii) changes in the Golden Telecom's competitive environment; (iv) our projections concerning our liquidity and capital resources; and (v) the political and financial situation in the markets in which we operate, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and the consummation of numerous or large acquisitions. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 26, 2001, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of May 15, 2001. Each of the company's nine nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2002. Two additional proposals were submitted to shareholders for approval and were approved. The votes cast on each such proposal were as follows:

     (1) Ratification of selection of Ernst & Young (CIS) Limited as the Company's independent auditors for 2001 - FOR 21,082,198 shares; AGAINST 0 shares; ABSTAIN 100 shares.

     (2) Approval of an amendment to the 1999 GTI Equity Participation Plan - FOR 19,961,051 shares; AGAINST 140,962 shares; ABSTAIN 259 shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

          DESIGNATION                   DESCRIPTION
          -----------                   -----------
              3.1 Amendment and Restated Certificate of Incorporation of Golden Telecom, Inc. is incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 dated July 14, 1999 and amendments thereto (Commission File No. 333-82791).

              3.1a Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated herein as Exhibit 3.1) is incorporated herein by reference to the Company's Proxy Statement filed on April 25, 2000 for the annual meeting of Shareholders held on May 17, 2000.


b) Reports on Form 8-K

          DATE OF REPORT               SUBJECT OF REPORT
          --------------               -----------------
          May 11, 2001         Announcement by GTI, that a subsidiary of GTS,
                               completed the transaction contemplated by the Share Purchase Agreement, entered into on April 2, 2001, to sell approximately 50% of its ownership in GTI

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN TELECOM, INC.
                                  (Registrant)

                                  By:         /s/ David J. Wisher
                                         --------------------------------
                                  Name:  David J. Wisher
                                  Title: Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Date:  August 8, 2001

                               INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                         DESCRIPTION
             ------                         -----------

              3.1 Amendment and Restated Certificate of Incorporation of Golden Telecom, Inc. is incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 dated July 14, 1999 and amendments thereto (Commission File No. 333-82791).

              3.1a Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated herein as Exhibit 3.1) is incorporated herein by reference to the Company's Proxy Statement filed on April 25, 2000 for the annual meeting of Shareholders held on May 17, 2000.