Form 10-Q
period 2001-09-30
GOLDEN TELECOM INC
filed 2001-11-09
CIK 1089874

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At November 9, 2001 there were 22,349,231 outstanding shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.         FINANCIAL INFORMATION

Item 1(a)       Consolidated Financial Statements of Golden Telecom, Inc. (unaudited)....   3

                Condensed Consolidated Balance Sheets as of December 31, 2000 and
                September 30, 2001.......................................................   3

                Condensed Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 2000 and 2001.................................   4

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 and 2001........................................   5

                Notes to Condensed Consolidated Financial Statements.....................   6

Item 1(b)       Condensed Financial Statements of EDN Sovintel LLC (unaudited)...........

                Condensed Balance Sheets as of December 31, 2000
                and September 30, 2001...................................................  14

                Condensed Statements of Income and Members' Equity for the Three and
                Nine Months Ended September 30, 2000 and 2001............................  15

                Condensed Statements of Cash Flows for the Nine Months Ended September
                30, 2000 and 2001........................................................  16

                Notes to Condensed Financial Statements..................................  17

Item 2          Management's Discussion and Analysis of Financial Condition and Results
                of Operations*...........................................................  19

PART II.        OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders......................  32

Item 6          Exhibits and Reports on Form 8-K ........................................  32

Signatures  .............................................................................  33


         * Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a). CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       2000           2001
                                                                   ------------   -------------
                                                                     (AUDITED)     (UNAUDITED)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................     $   57,889      $   42,983
  Investments available for sale ..............................         54,344              --
  Accounts receivable, net ....................................         19,291          20,049
  Prepaid expenses ............................................          4,413           5,833
  Other current assets ........................................          5,471           6,569
                                                                    ----------      ----------
TOTAL CURRENT ASSETS ..........................................        141,408          75,434

Property and equipment, net of accumulated depreciation of
  $42,253 and $56,004 at December 31, 2000 and September 30,
  2001, respectively...........................................         82,377         106,413
Investments in and advances to ventures .......................         49,629          53,753
Goodwill and intangible assets, net of accumulated
  amortization of $48,420 and $66,011 at December 31, 2000
  and September 30, 2001, respectively ........................         70,045          83,580
Restricted cash ...............................................          2,519           3,860
Other non-current assets ......................................          2,478           3,078
                                                                    ----------      ----------

TOTAL ASSETS ..................................................     $  348,456      $  326,118
                                                                    ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses .......................     $   28,256      $   34,314
  Debt maturing within one year ...............................          3,339           3,833
  Related party debt maturing within one year .................             --           6,250
  Short-term capital lease obligation .........................             --           1,392
  Due to affiliates and related parties .......................          7,957           5,827
  Other current liabilities ...................................          1,886           2,457
                                                                    ----------      ----------
TOTAL CURRENT LIABILITIES .....................................         41,438          54,073

Long-term debt, less current portion ..........................          9,408           4,197
Long-term capital lease obligation, less current portion ......             --           6,484
Related party long-term debt ..................................          6,250              --
Other non-current liabilities .................................          4,830           7,183
                                                                    ----------      ----------
TOTAL LIABILITIES .............................................         61,926          71,937

Minority interest .............................................          3,337           4,456

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
    authorized; none issued and outstanding at December 31,
    2000 and September 30, 2001)...............................             --              --
  Common stock, $0.01 par value (100,000,000 shares
    authorized; 24,479,997 issued and outstanding at December
    31, 2000 and 24,621,958 shares issued and 22,349,231
    shares outstanding at September 30, 2001)..................            245             246
  Treasury stock, at cost .....................................             --         (25,000)
  Additional paid-in capital ..................................        412,754         413,602
  Accumulated deficit .........................................       (129,806)       (139,123)
                                                                    ----------      ----------
TOTAL SHAREHOLDERS' EQUITY ....................................        283,193         249,725
                                                                    ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................     $  348,456      $  326,118
                                                                    ==========      ==========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------------      ------------------------
                                                    2000           2001          2000           2001
                                                 ---------      ---------      ---------      ---------
REVENUE:
  Telecommunication services ...............     $  26,792      $  34,037      $  73,460      $  93,993
  Revenue from related parties .............         2,589          3,030          7,102          9,285
                                                 ---------      ---------      ---------      ---------

TOTAL REVENUE ..............................        29,381         37,067         80,562        103,278

OPERATING COSTS AND EXPENSES:
  Access and network services ..............        13,276         16,923         35,417         47,589
  Selling, general and administrative ......        12,017         12,787         32,978         38,293
  Depreciation and amortization ............         8,162         10,513         23,096         30,646
                                                 ---------      ---------      ---------      ---------
TOTAL OPERATING COSTS AND EXPENSES .........        33,455         40,223         91,491        116,528
                                                 ---------      ---------      ---------      ---------
LOSS FROM OPERATIONS .......................        (4,074)        (3,156)       (10,929)       (13,250)

OTHER INCOME (EXPENSE):
  Equity in earnings/(losses) of ventures ..            99          2,441           (984)         5,183
  Interest income ..........................         2,524            432          7,448          2,968
  Interest expense .........................        (1,002)          (455)        (2,453)        (1,726)
  Foreign currency gains/(losses) ..........           392            (53)           (31)          (361)
  Minority interest ........................          (243)           (43)          (397)           (46)
  Other non-operating expense ..............            --             --           (148)            --
                                                 ---------      ---------      ---------      ---------
TOTAL OTHER INCOME (EXPENSE) ...............         1,770          2,322          3,435          6,018
                                                 ---------      ---------      ---------      ---------
Net loss before income taxes ...............        (2,304)          (834)        (7,494)        (7,232)
Income taxes ...............................           573          1,039            628          2,085
                                                 ---------      ---------      ---------      ---------
NET LOSS ...................................     $  (2,877)     $  (1,873)     $  (8,122)     $  (9,317)
                                                 =========      =========      =========      =========
Net loss per share .........................     $   (0.12)     $   (0.08)     $   (0.34)     $   (0.39)
                                                 =========      =========      =========      =========
Weighted average common shares outstanding .        24,080         22,942         24,073         24,014
                                                 =========      =========      =========      =========

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2000                2001
                                                                     ----------           ----------
OPERATING ACTIVITIES
  Net loss ..................................................        $   (8,122)          $   (9,317)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities:
  Depreciation ..............................................            10,922               13,364
  Amortization ..............................................            12,174               17,282
  Equity in (earnings)/losses of ventures, net of dividends
    received.................................................               984               (5,183)
  Minority interest .........................................               397                   46
  Foreign currency losses ...................................                31                  361
  Other .....................................................             1,174                1,185
  Changes in assets and liabilities:
     Accounts receivable ....................................            (5,551)                 162
     Accounts payable and accrued expenses ..................             6,740                4,726
     Due from affiliates and related parties ................              (171)              (2,015)
     Due to affiliates and related parties ..................               389               (2,310)
     Other changes in assets and liabilities ................            (2,854)                 821
                                                                     ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................            16,113               19,122

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets..           (31,926)             (23,553)
  Acquisitions, net of cash acquired ........................            (4,174)             (34,597)
  Restricted cash ...........................................            (5,895)              (1,341)
  Proceeds from investments available for sale ..............                --               54,344
  Convertible loan to MCT Corp. .............................            (9,000)                  --
  Other investing ...........................................             2,399                2,173
                                                                     ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES .......................           (48,596)              (2,974)

FINANCING ACTIVITIES
  Proceeds from debt ........................................            22,250                1,400
  Repayments of debt ........................................           (20,342)              (7,030)
  Purchase of treasury stock ................................                --              (25,000)
  Other financing ...........................................                32                 (274)
                                                                     ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........             1,940              (30,904)

Effect of exchange rate changes on cash and cash equivalents                (50)                (150)
                                                                     ----------           ----------
Net increase (decrease) in cash and cash equivalents ........           (30,593)             (14,906)
Cash and cash equivalents at beginning of period ............           162,722               57,889
                                                                     ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................        $  132,129           $   42,983
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

    On May 11, 2001, GTS completed the sale of approximately 12.2 million shares of GTI's common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of the Company's previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok").

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

    For the three and nine months ended September 30, 2000 and 2001, comprehensive income for the Company is equal to net loss.

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

     In July 2001, the FASB issued SFAS's No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted SFAS No. 141, "Business Combinations", with respect to the acquisition of 51% of competitive local exchange carrier ("CLEC") Agentstvo Delovoi Svyazi ("ADS") in September 2001.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an improvement in the Company's results of operation by reducing amortization expense by approximately $13.0 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact the pronouncement will have on future consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Loved Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 41, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the pronouncement will have on future consolidated financial statements.

3. SHAREHOLDERS' EQUITY

Common Stock

    In March 2001, 141,961 restricted shares of the Company's common stock, par value $0.01, were issued to senior management and employees to be held in escrow by the Company. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of the Company's IPO and were held in escrow by the Company until such restriction lapsed on October 1, 2001.

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

    In March 2001, in connection with the finalization of the MCT Corp. ("MCT") transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by the Company and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT, whichever occurs earlier.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution whereby the Stock Option Award Agreements issued by the Company to employees were amended to provide that the term of the options held by the employees shall be extended from ninety days after the employees termination date to eighteen months after the termination date.

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

     In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company's common stock at $11.00 per share, from a subsidiary of GTS. After this sale, GTS continues to own approximately 0.6 million shares, or approximately 2.6 percent, of GTI's outstanding common stock. To effect the buy-back, GTI acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire GTI common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125.0 million in GTI shares from GTS in May 2001.

4. INVESTMENT TRANSACTIONS

     In June 2001, the Company acquired Internet Service Provider ("ISP") ZAO Cityline ("Cityline"), 51% of ISP OOO Uralrelcom ("Uralrelcom") and infrastructure company ZAO First Telecommunications Company ("PTK") for cash consideration of approximately $29.0 million, including $6.0 million held in escrow. The Company's financial statements reflect the preliminary allocation of the purchase price, and as such, the Company initially recorded goodwill in the amount of approximately $24.1 million. In September 2001, the Company reviewed the allocation of the purchase price and reduced the initial goodwill recorded by approximately $22.1 million, assigning such costs to intangible assets. In addition, the Company incurred approximately $0.9 million in consulting fees related to these investment transactions from an affiliate of Alfa, a shareholder of the Company. Together, it is expected, these acquisitions will allow the Company to increase regional dial-up Internet presence and should increase the Company's access to dial-up capacity in Moscow. The dial-up capacity in Moscow is not yet fully functional and the Company is not certain that the capacity will materialize in accordance with the terms and conditions of the interconnect agreements as expected. The Company is in negotiations with the capacity providers in an attempt to work out a mutually acceptable solution for the provisioning of the numbering capacity. If these negotiations do not lead to an acceptable solution, the Company will pursue all available remedies under the various agreements that constitute these transactions, including adjustments to the purchase price and retention of funds held in escrow. If the dial-up capacity does not materialize, the Company will explore additional options for local capacity.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    The following unaudited pro forma combined results of operations for the Company gives effect to the Cityline, Uralrelcom and PTK business combinations as if they had occurred at the beginning of 2000. For the nine months ended September 30, 2000 and 2001, pro forma revenue would have been approximately $84.0 million and $106.1 million, respectively. The pro forma net loss would have been approximately $9.3 million, or $0.39 per common share for the nine months ended September 30, 2000 and approximately $11.4 million, or $0.48 per common share, for the nine months ended September 30, 2001. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

    In September 2001, the Company acquired 51% of ADS, a CLEC operating primarily in Nizhny Novgorod, for cash consideration of approximately $2.9 million. The Company's financial statements reflect the preliminary allocation of the purchase price, and as such, the Company has recorded goodwill in the amount of approximately $1.5 million. In accordance with the new rules of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in association with the acquisition of ADS.

5. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2001. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Competitive Local Exchange Carrier (CLEC) Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; (2) Long Distance Services using our fiber optic and satellite-based network throughout the CIS; (3) Data and Internet Services using our fiber optic and satellite-based network; and (4) Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended September 30, 2000 and 2001. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                    DATA &                                          BUSINESS                  EQUITY
                                   INTERNET     LONG      MOBILE     CORPORATE &    SEGMENT    CONSOLIDATED   METHOD      AFFILIATE
                          CLEC     SERVICES   DISTANCE   SERVICES    ELIMINATIONS    TOTAL        RESULTS     VENTURES   ADJUSTMENTS
                       ---------  ---------   ---------  ---------   ------------  ---------   ------------  ---------   -----------
                                                                    (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue .............. $  30,112  $  10,205   $   4,320  $   9,427    $  (1,755)   $  52,309    $  29,381    $ (29,011)   $   6,083
Operating income
(loss)................     9,349       (139)     (1,404)      (745)      (7,192)        (131)      (4,074)      (4,636)         693
Identifiable assets ..   123,710     41,450      25,553     54,536      237,508      482,757      366,980     (115,777)          --
Capital expenditures .     4,340      7,573         607      3,842          373       16,735       14,123       (2,612)          --


                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                    DATA &                                          BUSINESS                  EQUITY
                                   INTERNET     LONG      MOBILE     CORPORATE &    SEGMENT    CONSOLIDATED   METHOD      AFFILIATE
                          CLEC     SERVICES   DISTANCE   SERVICES    ELIMINATIONS    TOTAL        RESULTS     VENTURES   ADJUSTMENTS
                       ---------  ---------   ---------  ---------   ------------  ---------   ------------  ---------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue .............. $  39,536  $  15,788   $   4,939  $   3,681    $    (548)   $  63,396    $  37,067    $ (31,125)   $   4,796
Operating income
(loss)................    13,759     (1,482)       (709)       (48)      (5,584)       5,936       (3,156)      (9,007)         (85)
Identifiable assets ..   150,775    110,569      28,030     22,721      117,243      429,338      326,118     (103,220)          --
Capital expenditures .     7,415     11,114       1,670        117            5       20,321       14,946       (5,375)          --

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                    DATA &                                          BUSINESS                  EQUITY
                                   INTERNET     LONG      MOBILE     CORPORATE &    SEGMENT    CONSOLIDATED   METHOD      AFFILIATE
                          CLEC     SERVICES   DISTANCE   SERVICES    ELIMINATIONS    TOTAL        RESULTS     VENTURES   ADJUSTMENTS
                       ---------  ---------   ---------  ---------   ------------  ---------   ------------  ---------   -----------
NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue .............. $  90,667  $  27,912   $  10,846  $  26,003    $  (4,632)   $ 150,796    $  80,562    $ (84,447)   $  14,213
Operating income
(loss)................    26,855       (182)     (3,981)    (2,743)     (20,114)        (165)     (10,929)     (11,712)         948
Identifiable assets ..   123,710     41,450      25,553     54,536      237,508      482,757      366,980     (115,777)          --
Capital expenditures .    13,363     15,463       2,459      8,838          558       40,681       31,926       (8,755)          --


                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                                    DATA &                                          BUSINESS                  EQUITY
                                   INTERNET     LONG      MOBILE     CORPORATE &    SEGMENT    CONSOLIDATED   METHOD      AFFILIATE
                          CLEC     SERVICES   DISTANCE   SERVICES    ELIMINATIONS    TOTAL        RESULTS     VENTURES   ADJUSTMENTS
                       ---------  ---------   ---------  ---------   ------------  ---------   ------------  ---------   -----------
NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue .............. $ 109,911  $  44,633   $  14,553  $  10,871    $  (4,196)   $ 175,772    $ 103,278    $ (87,090)   $  14,596
Operating income
(loss)................    34,309     (4,813)     (2,655)      (819)     (17,655)       8,367      (13,250)     (21,618)           1
Identifiable assets ..   150,775    110,569      28,030     22,721      117,243      429,338      326,118     (103,220)          --
Capital expenditures .    17,946     21,595       3,135      1,019          124       43,819       31,297      (12,522)          --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

    Revenues are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and nine month periods ended September 30, 2000 and 2001.

                                                                  CORPORATE &    CONSOLIDATED
                                         RUSSIA        UKRAINE    ELIMINATIONS      RESULTS
                                        ---------     ---------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30,
2000
  Revenue .........................     $  19,294     $   9,903     $     184      $  29,381
  Long-lived assets ...............       129,908        40,249         1,253        171,410

                                                                  CORPORATE &    CONSOLIDATED
                                         RUSSIA        UKRAINE    ELIMINATIONS      RESULTS
                                        ---------     ---------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30,
2001
  Revenue .........................     $  27,185     $  10,287     $    (405)     $  37,067
  Long-lived assets ...............       206,670        38,550         1,606        246,826

                                                                  CORPORATE &   CONSOLIDATED
                                         RUSSIA        UKRAINE    ELIMINATIONS     RESULTS
                                        ---------     ---------   ------------  ------------
NINE MONTHS ENDED SEPTEMBER 30,
2000
  Revenue .........................     $  49,986     $  22,571     $     (91)     $  72,466
  Long-lived assets ...............       129,908        40,249         1,253        171,410

                                                                  CORPORATE &    CONSOLIDATED
                                         RUSSIA        UKRAINE    ELIMINATIONS      RESULTS
                                        ---------     ---------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30,
2001
  Revenue .........................     $  74,988     $  29,398     $  (1,108)     $ 103,278
  Long-lived assets ...............       206,670        38,550         1,606        246,826


7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, EDN Sovintel LLC ("Sovintel"), for the three and nine months ended September 30, 2000 and 2001.

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------     -----------------------
                                           2000          2001          2000          2001
                                        ---------     ---------     ---------     ---------
                                                           (IN THOUSANDS)
  Revenues ........................     $  22,929     $  30,206     $  68,215     $  83,961
  Gross Margin ....................        11,457        14,042        32,727        37,506
  Income from operations ..........         5,249         8,826        14,219        20,684
  Net income ......................         2,761         6,489         7,201        14,897

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

    In September 2001, the Company entered into a five capital year lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in the Company's interregional traffic and regional expansion strategy.

    The sale by GTS of approximately 12.2 million, or approximately 50%, of the Company's common stock triggered an acceleration of $6.0 million, including accrued interest, of our long-term debt under change of control provisions in promissory notes. In July 2001, this long-term debt was paid to the lender. As part of the GTS transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS is now payable on May 11, 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements.

9. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company.

                                                         NINE MONTHS ENDED
                                                             SEPTEMBER,
                                                      -----------------------
                                                         2000          2001
                                                      ---------     ---------
                                                           (IN THOUSANDS)
Issuance of common stock to affiliate of ING ....     $     360     $      --
Barings
Business acquisitions ...........................           319         1,448
Capitalized lease obligations ...................            --         7,876
Consulting fee to Alfa ..........................            --           180

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

10. SUBSEQUENT EVENTS

     On November 2, 2001, the Company agreed to extend the due date on the $ 9.0 million note owed by MCT, an equity investee that was payable to the Company on October 29, 2001. MCT paid in full, the $ 9.0 million note plus accrued interest and costs of approximately $1.4 million on November 6, 2001. This loan and accrued interest is classified in investments in and advances to ventures in the Company's consolidated balance sheet as of September 30, 2001 and December 31, 2000.

     On November 6, 2001, the Company announced the execution of a Memorandum of Understanding ("MOU") with Rostelecom regarding the potential acquisition of Sovintel. In accordance with the terms of the MOU, Rostelecom will receive 15%, or approximately 3.9 million shares of the Company's common stock and $52.0 million in cash for Rostelecom's 50% ownership interest Sovintel, as well as representation on the Company's Board of Directors. The transaction is subject to applicable corporate and governmental approval and is expected to close in the first quarter of 2002.

ITEM 1(b). CONDENSED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               2000           2001
                                                           -----------    -------------
                                                            (AUDITED)      (UNAUDITED)
                            ASSETS
CURRENT ASSETS
  Cash ................................................     $   4,013       $  12,368
  Accounts receivable, net of allowance for doubtful
    accounts of $4,981 and $4,925, respectively .......        13,138          15,189
  Due from affiliated companies .......................           524           1,371
  Due from employees ..................................           578             680
  Inventories .........................................         3,592           7,309
  VAT receivable, net .................................         2,325             888
  Prepaid expenses and other current assets ...........         1,763           2,213
                                                            ---------       ---------
TOTAL CURRENT ASSETS ..................................        25,933          40,018

Property and equipment, net ...........................        51,340          57,382
Deferred expenses .....................................           540              --
Other noncurrent assets ...............................         1,615           2,119
                                                            ---------       ---------
TOTAL ASSETS ..........................................     $  79,428       $  99,519
                                                            =========       =========
                 LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
  Trade payables ......................................     $   6,922       $  10,547
  Accrued expenses ....................................         2,192           5,481
  Due to affiliated companies .........................         2,117           2,862
  Amount due to partner in commercial arrangement .....           659              --
  Deferred income taxes ...............................           686           2,376
                                                            ---------       ---------
TOTAL CURRENT LIABILITIES .............................        12,576          21,266
  Other noncurrent liabilities ........................         1,615           2,119
                                                            ---------       ---------
TOTAL LIABILITIES .....................................        14,191          23,385
MEMBERS' EQUITY .......................................        65,237          76,134
                                                            ---------       ---------
TOTAL LIABILITIES AND MEMBERS' EQUITY .................     $  79,428       $  99,519
                                                            =========       =========

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

               CONDENSED STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                    2000           2001           2000           2001
                                                  ---------      ---------      ---------      ---------
REVENUE:
  Telecommunication services ................     $  21,536      $  27,941      $  64,048      $  78,140
  Revenue from affiliates ...................         1,393          2,265          4,167          5,821
                                                  ---------      ---------      ---------      ---------
TOTAL REVENUE ...............................        22,929         30,206         68,215         83,961

OPERATING COSTS AND EXPENSES:
  Service costs .............................        11,472         16,164         35,488         46,455
  Selling, general and administrative .......         4,120          3,146         12,362          9,958
  Depreciation ..............................         2,088          2,070          6,146          6,864
                                                  ---------      ---------      ---------      ---------
TOTAL OPERATING COSTS AND EXPENSES ..........        17,680         21,380         53,996         63,277
                                                  ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS ......................         5,249          8,826         14,219         20,684
OTHER INCOME (EXPENSE):
  Interest income ...........................            23             78             82            196
  Interest expense ..........................            (2)            (1)          (154)           (10)
  Foreign currency losses ...................          (306)          (242)          (582)          (359)
                                                  ---------      ---------      ---------      ---------
TOTAL OTHER INCOME (EXPENSE) ................          (285)          (165)          (654)          (173)
                                                  ---------      ---------      ---------      ---------
Income before income taxes ..................         4,964          8,661         13,565         20,511
Income taxes ................................         2,203          2,172          6,364          5,614
                                                  ---------      ---------      ---------      ---------
NET INCOME ..................................     $   2,761      $   6,489      $   7,201      $  14,897
                                                  =========      =========      =========      =========
Dividends ...................................     $      --      $      --      $  (2,001)     $  (4,000)
Members' equity, opening balance ............        59,504         69,645         57,065         65,237
                                                  ---------      ---------      ---------      ---------
Members' equity, closing balance ............     $  62,265      $  76,134      $  62,265      $  76,134
                                                  =========      =========      =========      =========

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                               2000                  2001
                                                            ---------             ---------
OPERATING ACTIVITIES
Net income ............................................     $   7,201             $  14,897
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ........................................         6,146                 6,864
  Provision for doubtful accounts .....................           408                   678
  Deferred income taxes ...............................            --                 1,690
  Foreign exchange loss ...............................           582                   359
Changes in operating assets and liabilities:
  Accounts receivable .................................          (680)               (2,731)
  Inventories .........................................           (36)               (3,384)
  VAT receivable, net .................................           616                 1,498
  Prepaid expenses and other assets ...................        (2,008)                 (485)
  Trade payables ......................................        (2,347)                2,463
  Accrued liabilities and other payables ..............         4,086                 3,322
  Increase (Decrease) in amounts due to affiliated
    companies, net ....................................         1,640                  (261)
                                                            ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............        15,608                24,910
INVESTING ACTIVITIES Purchases of property and
  Equipment ...........................................        (6,817)              (12,405)
                                                            ---------             ---------
FINANCING ACTIVITIES
  Repayments of debt ..................................        (3,255)                   --
  Payments to partner in commercial agreement .........            --                   (22)
  Payments of dividends ...............................        (1,000)               (4,000)
                                                            ---------             ---------
NET CASH USED IN FINANCING ACTIVITIES .................        (4,255)               (4,022)
Effect of exchange rate changes on cash ...............          (110)                 (128)
                                                            ---------             ---------
Net increase in cash ..................................         4,426                 8,355
Cash at beginning of period ...........................         2,644                 4,013
                                                            ---------             ---------
CASH AT END OF PERIOD .................................     $   7,070             $  12,368
                                                            =========             =========

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    EDN Sovintel LLC (the "Company") is a joint venture between Sovinet, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") and Open Joint Stock Company Rostelecom ("Rostelecom"). Sovintel was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2001 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three and nine months ended September 30, 2000 and 2001, comprehensive income for the Company is equal to net income.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact the pronouncement will have on future financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the pronouncement will have on future financial statements.

                                EDN SOVINTEL LLC

                                   (UNAUDITED)

3. INCOME TAXES

     In the third quarter of 2001, the Company revised its estimated annual effective tax rate to reflect a change in the Russian Statutory rate from 35% to 24% effective January 1, 2002. The effect of the change in the estimated annual effective rate was to decrease income tax expense for the third quarter by $0.8 million as a result of applying the newly enacted tax rate to the deferred tax balances as of September 30, 2001.

4. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with Russian taxation, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2001. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

5. SUBSEQUENT EVENT

    On November 6, 2001, GTI announced the execution of a Memorandum of Understanding ("MOU") with Rostelecom regarding the potential acquisition of Rostelecom's 50% ownership in the Company. In accordance with the terms of the MOU, Rostelecom will receive 15%, or approximately 3.9 million shares of GTI's common stock and $52.0 million in cash for Rostelecom's 50% ownership interest the Company, as well as representation on GTI's Board of Directors. The transaction is subject to applicable corporate and governmental approval and is expected to close in the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2001 and September 30, 2000. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

OVERVIEW

    We are a leading facilities-based provider of integrated telecommunications and Internet services in major population centers throughout Russia, Ukraine and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

o Competitive Local Exchange Carrier ("CLEC") Services, using local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod;

o Data and Internet Services, using a fiber optic and satellite-based networks with more than 135 points of presence in Russia and the CIS. Our data and Internet services product portfolio is currently comprised of: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing; and (b) Business to Consumer services, such as dial-up Internet access, web content and a family of Internet portals;

o        Long Distance Services using a fiber optic and satellite-based network;
         and

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

    We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, resulting in declining prices, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we were forced to lower our tariffs in late 1998 and during 1999, which resulted in reduced revenues and reduced margins. As the ruble exchange rate with the dollar has become relatively stable since early 2000 and thus far in 2001, despite increasing inflation, price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

    Since early 2000, we appear to have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from, increased competition in Russia and the global trend toward lower telecommunications tariffs. In early 2000, the increases in traffic volume did not keep pace with the reduction in tariff, however by the fourth quarter of 2000 volumes were increasing faster than tariffs were declining. This year our volume increases have exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our quarterly revenue during 2001. We expect that this trend of year over year increases will continue as long as there are improvements in the Russian economy.

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

    We have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services. As part of this strategy, during 2000, we acquired the rights to use up to STM-16 fiber optic capacity on the Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route. In September 2001, we acquired rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy.

    Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. In Kiev, Ukraine we are also experiencing issues relating to obtaining further numbering capacity for our business services operations. In this regard, we are currently negotiating with Ukrtelecom, the state-owned operator for further numbering capacity. Our ability to grow our business services operations in Kiev will be limited if we do not have access to numbering capacity.

    In addition to the traditional voice and data service provision, we have been actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, we acquired InfoArt Stars and the Agama family of Web properties to add to our Russia-On-Line Internet portal, which also incorporates some of our other acquisitions in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. In line with experience outside of Russia, we have not seen the rapid development of Internet based services that was expected. Internet based advertising and e-commerce revenues have not developed to significant levels and we are currently reviewing our long term strategy for Internet based products.

    We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, albeit with an increasing emphasis on regional subscribers, as additional dial-up capacity in Moscow has not been readily available. On June 1, 2001 we completed the purchase of a leading Russian Internet Service Provider ("ISP"), ZAO Cityline ("Cityline"), together with ISP OOO Uralrelcom ("Uralrelcom") and infrastructure company ZAO The First Telecommunications Company ("PTK") It is expected that these entities allow us to increase our regional dial-up Internet presence and increase our access to dial-up capacity in Moscow.

    We have continued our process of integrating our acquisitions, improving operational efficiency and cost containment, which is intended to improve our operating performance. We expect to have further one-time costs associated with overall restructuring and review of our operations during the next three to six months.

RECENT ACQUISITIONS

    In June 2001, we completed the purchase of 100% of leading ISP, Cityline, together with 51% of Ekaterinburg-based, ISP Uralrelcom, and 100% of infrastructure company PTK. Cityline operates primarily in Moscow, but also operates in other major Russian cities, including Saint Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad. Together, it is expected, these acquisitions will allow us to increase our regional dial-up Internet presence and should increase our access to dial-up capacity in Moscow. The dial-up capacity in Moscow is not yet fully functional and we are not certain that the capacity will materialize in accordance with the terms and conditions of the interconnect agreements as expected. We are in negotiations with the capacity providers in an attempt to work out a mutually acceptable solution for the provisioning of the numbering capacity. If these negotiations do not lead to an acceptable solution, we will pursue all available remedies under the various agreements that constitute these transactions, including adjustments to the purchase price and retention of funds held in escrow. If the dial-up capacity does not materialize, we will explore additional options for local capacity.

    In September 2001, we completed the purchase of 51% of leading CLEC, Agentstvo Delovoi Svyazi ("ADS"), which owns network infrastructure in Russia's third largest city, Nizhny Novgorod. This acquisition, together with our other Nizhny Novgorod based companies, TeleRoss Nizhny Novgorod, Firm Commercial Information Networks ("KIS"), and ZAO Inforis give us a significant presence in this important regional market.

SHARES AND OWNERSHIP

    In March 2001, 141,961 restricted shares of common stock, par value $0.01, were issued to senior management and employees to be held in escrow by us. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of our Initial Public Offering ("IPO") and were held in escrow by us until such restriction lapsed on October 1, 2001.

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

    In March 2001, in connection with the finalization of the MCT transaction, the Compensation Committee of the Board of Directors adopted a resolution whereby the Stock Option Award Agreements executed by us and certain terminated employees were amended to provide that the term of the options held by the employees that transferred from GTI to MCT are extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT, whichever occurs earlier.

    In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution whereby the Stock Option Award Agreements executed by us and certain employees were amended to provide that the term of the options held by the employees are extended from ninety days after the employees termination date to eighteen months after the termination date.

    In May 2001, Global TeleSystems, Inc. ("GTS") our former majority owner completed the sale of approximately 12.2 million shares of our common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of our then existing shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok"). Upon closure, affiliates of Alfa acquired approximately 10.7 million, or about 43.6%, shares of our common stock, Baring Vostok increased its ownership position in the company to approximately 1.9 million, or about 7.6% shares of our common stock, and Capital increased its ownership position in the company to
2.2 million, or about 8.8%, of our common stock. Upon closure, these purchasers also acquired options from GTS under which they could, under certain circumstances and subject to the terms and conditions of a Standstill Agreement executed by the purchasers, GTS and us on April 2, 2001, acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock. In July 2001, under the Standstill Agreement, the Company completed the buy-back of $25.0 million, or approximately 2.3 million shares of GTI common stock. To effect the buy-back, we acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire our common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125 million in our common shares from GTS in May 2001

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an improvement in net loss of approximately $13.0 in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact the pronouncement will have on future consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Loved Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No.

121, "Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events an Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 41, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the pronouncement will have on future consolidated financial statements.

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

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    o Consolidated Results. Results of Operations for the Three Months Ended September 30, 2001 compared to the Results of Operations for the Three Months Ended September 30, 2000

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended September 30, 2000


NINE MONTHS SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    o Consolidated Results. Results of Operations for the Nine Months Ended September 30, 2001 compared to the Results of Operations for the Nine Months Ended September 30, 2000

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended September 30, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Nine Months Ended September 30, 2000


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

    Our revenue increased by 26% to $37.1 million for the three months ended September 30, 2001 from $29.4 million for the three months ended September 30, 2000. The breakdown of revenue by business group was as follows:

                                 CONSOLIDATED REVENUE          CONSOLIDATED REVENUE
                                 FOR THE THREE MONTHS          FOR THE THREE MONTHS
                               ENDED SEPTEMBER 30, 2000      ENDED SEPTEMBER 30, 2001
                               ------------------------      ------------------------
                                                    (IN MILLIONS)
REVENUE
  CLEC services..............            $ 10.7                        $ 12.2
  Data and Internet services.              10.4                          17.3
  Long distance services.....               4.1                           5.4
  Mobile services............               4.6                           3.7
  Eliminations...............              (0.4)                         (1.5)
                                         -------                       -------
TOTAL REVENUE................            $ 29.4                        $ 37.1

    CLEC Services. Revenue from CLEC Services increased by 14% to $12.2 million for the three months ended September 30, 2001 from $10.7 million for the three months ended September 30, 2000.

    The CLEC Services division of TeleRoss revenue increased by 22% to $7.3 million for the three months ended September 30, 2001 from $6.0 million for the three months ended September 30, 2000. This increase is mainly due to increases in monthly recurring and traffic revenues resulting from an increase in numbering capacity in active service.

    The CLEC Services division of Golden Telecom BTS revenue was $4.7 million, both for the three months ended September 30, 2001 and for the three months ended September 30, 2000. Increases in both end-user and carrier traffic volumes were offset by reductions in tariffs.

    Additionally, CLEC Services division revenue increased $0.2 million due to the acquisition of ADS at the beginning of September 2001.

    Data and Internet Services. Revenue from Data and Internet Services increased by 66% to $17.3 million for the three months ended September 30, 2001 from $10.4 million for the three months ended September 30, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Dial-up Internet revenues increased by $1.6 million as a result of our recent acquisitions of Cityline and Uralrelcom.

    Long Distance Services. Revenue from Long Distance Services increased by 32% to $5.4 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. Recurring fees and traffic revenues increased due to an expanding end-user customer base in Moscow and our acquisition of controlling interests in some of the TeleRoss regional ventures. These increases offset a decline in equipment sales.

    Mobile Services. Revenue from Mobile Services decreased by 20% to $3.7 million for the three months ended September 30, 2001 from $4.6 million for the three months ended September 30, 2000. Despite an increase of approximately 17% in the number of active subscribers at Golden Telecom GSM, pricing competition has reduced average revenue per active subscriber by 33% to approximately $31 per month. Additionally $0.2 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated as a result of the MCT transaction.

EXPENSES

    The following table shows our principal expenses for the three months ended September 30, 2001 and September 30, 2000:

                                 CONSOLIDATED EXPENSES              CONSOLIDATED EXPENSES
                                  FOR THE THREE MONTHS               FOR THE THREE MONTHS
                                ENDED SEPTEMBER 30, 2000           ENDED SEPTEMBER 30, 2001
                                ------------------------           ------------------------
                                                  (IN MILLIONS)
COST OF REVENUE
  CLEC services ...................     $   4.1                           $   4.6
  Data and Internet services ......         5.1                               9.2
  Long distance services ..........         3.5                               3.7
  Mobile services .................         1.0                               0.9
  Eliminations ....................        (0.4)                             (1.5)
                                        -------                           -------
TOTAL COST OF REVENUE .............        13.3                              16.9
Selling, general and
  administrative...................        12.0                              12.8
Depreciation and amortization .....         8.2                              10.5
Equity in earnings  of ventures ...         0.1                               2.4
Interest income ...................        (2.5)                             (0.4)
Interest expense ..................         1.1                               0.5
Foreign currency (gain)/loss ......        (0.4)                             (0.1)
Provision for income taxes ........     $   0.5                           $   1.1

Cost of Revenue

    Our cost of revenue increased by 27% to $16.9 million for the three months ended September 30, 2001 from $13.3 million for the three months ended September 30, 2000.

    CLEC Services. Cost of revenue from CLEC Services increased by 12% to $4.6 million, or 38% of revenue, for the three months ended September 30, 2001 from $4.1 million, or 38% of revenue, for the three months ended September 30, 2000.

    The CLEC Services division of TeleRoss' cost of revenue increased by 11% to $2.1 million, or 29% of revenue, for the three months ended September 30, 2001 from $1.9 million, or 32% of revenue, for the three months ended September 30, 2000. The decrease as a percentage of revenue resulted principally from a change in the traffic mix.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased by 9% to $2.4 million, or 51% of revenue, for the three months ended September 30, 2001 and was $2.2 million, or 47% of revenue, for the three months ended September 30, 2000. Cost of revenue increased as a percentage of revenue primarily because of an increase in lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 80% to $9.2 million, or 53% of revenue, for the three months ended September 30, 2001 from $5.1 million, or 49% of revenue, for the three months ended September 30, 2000. The increase in cost of revenue as a percentage of revenue was mainly due to the increase in lower margin dial-up Internet revenue as a percentage of the mix of revenue.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 6% to $3.7 million, or 69% of revenue, for the three months ended September 30, 2001 from $3.5 million, or 85% of revenue, for the three months ended September 30, 2000. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix and a reduction in low margin equipment sales.

    Mobile Services. Cost of revenue from Mobile Services decreased by 10% to $0.9 million, or 24% of revenue, for the three months ended September 30, 2001 from $1.0 million, or 22% of revenue, for the three months ended September 30, 2000. The cost of revenue increased as a percentage of revenue due to declines in traffic margins as a result of increased competition.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 7% to $12.8 million, or 35% of revenue, for the three months ended September 30, 2001 from $12.0 million, or 41% of revenue, for the three months ended September 30, 2000. There were increases in employee related costs, largely due to acquisitions and increases in advertising associated with our Internet related strategy. These were partly offset by reductions in revenue related taxes.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 28% to $10.5 million for the three months ended September 30, 2001 from $8.2 million for the three months ended September 30, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible asset amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $2.4 million for the three months ended September 30, 2001 up from of $0.1 million for the three months ended September 30, 2000. We recognized earnings at Sovintel of $3.2 million for the three months ended September 30, 2001, which more than offset our recognized losses in MCT from the same period. In the three months ended September 30, 2000, our recognized earnings at Sovintel were $1.4 million which were more than offset by our recognized losses of $1.6 million from our Russian mobile ventures.

Interest Income

    Our interest income was $0.4 million for the three months ended September 30, 2001 down from $2.5 million for the three months ended September 30, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure.

Interest Expense

    Our interest expense was $0.5 million for the three months ended September 30, 2001 compared to $1.1 million for the three months ended September 30, 2000. The decrease in interest expense reflects the reduced level of debt in the company.

Foreign Currency Loss

    Our foreign currency loss was $0.1 million for the three months ended September 30, 2001, compared to a gain of $0.4 million for the three months ended September 30, 2000. This loss in part reflects the slight devaluation of the ruble for the three months ended September 30, 2001, as compared to the gain, mainly due to the appreciation of the ruble relative to the dollar, in the three months ended September 30, 2000.

Provision for Income Taxes

    Our charge for income taxes was $1.1 million for the three months ended September 30, 2001 compared to $0.5 million for three months ended September 30, 2000. The increase was due to increased profitability and combined with maximum utilization of loss carryforwards in our Russian and Ukrainian entities.

Net Loss and Net Loss per Share

    Our net loss for the three months ended September 30, 2001 was $1.9 million, compared to $2.9 million for the three months ended September 30, 2000.

    Our net loss per share of common stock decreased to $0.08 for the three months ended September 30, 2001, compared to $0.12 for the three months ended September 30, 2000. The decrease in net loss per share of common stock was due to the decrease in net loss, partially offset by a decrease in the number of weighted average shares to 22,942,116 at September 30, 2001, compared to 24,080,125 at September 30, 2000.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue increased by 32% to $30.2 million for the three months ended September 30, 2001 from $22.9 million, for the three months ended September 30, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

Cost of Revenue

    Sovintel's cost of revenue increased by 41% to $16.2 million for the three months ended September 30, 2001 from $11.5 million for the three months ended September 30, 2000. The increase of cost of revenue to 54% of revenue from 50% of revenue was primarily the result of increases in lower margin traffic and equipment sales in the revenue mix.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses decreased by 22% to $3.2 million, or 11% of revenue, for the three months ended September 30, 2001 from $4.1 million, or 17% of revenue for the three months ended September 30, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, also reductions in advertising, bad debt and other costs, offset by a small increase in employee related costs.


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUE

    Our revenue increased by 28% to $103.3 million for the nine months ended September 30, 2001 from $80.6 million for the nine months ended September 30, 2000. The breakdown of revenue by business group was as follows:

                                       CONSOLIDATED REVENUE                    CONSOLIDATED REVENUE
                                        FOR THE NINE MONTHS                     FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30, 2000                ENDED SEPTEMBER 30, 2001
                                      ------------------------                ------------------------
                                                              (IN MILLIONS)
REVENUE
  CLEC services ...................         $    30.1                                $    34.3
  Data and Internet services ......              28.1                                     47.2
  Long distance services ..........              10.4                                     15.4
  Mobile services .................              13.2                                     10.9
  Eliminations ....................              (1.2)                                    (4.5)
                                            ---------                                ---------
TOTAL REVENUE .....................         $    80.6                                $   103.3

    CLEC Services. Revenue from CLEC Services increased by 14% to $34.3 million for the nine months ended September 30, 2001 from $30.1 million for the nine months ended September 30, 2000.

    The CLEC Services division of TeleRoss revenue increased by 15% to $20.9 million for the nine months ended September 30, 2001 from $18.1 million for the nine months ended September 30, 2000. This is mainly due to increases in monthly recurring and traffic revenue due to an increase in numbering capacity in active service.

    The CLEC Services division of Golden Telecom BTS revenue increased by 10% to $13.2 million for the nine months ended September 30, 2001 from $12.0 million for the nine months ended September 30, 2000. The increase in revenue was mainly due to an increase in termination of incoming traffic from other carriers.

    Data and Internet Services. Revenue from Data and Internet Services increased by 68% to $47.2 million for the nine months ended September 30, 2001 from $28.1 million for the nine months ended September 30, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Dial-up Internet revenues increased by $2.1 million as a result of our recent acquisitions of Cityline and Uralrelcom.

    Long Distance Services. Revenue from Long Distance Services increased by 48% to $15.4 million for the nine months ended September 30, 2001 from $10.4 million for the nine months ended September 30, 2000. Recurring fees, traffic and equipment revenues increased due to an expanding end-user customer base in Moscow and our acquisition of controlling interests in some of the TeleRoss regional ventures. These increases offset a decline in equipment sales.

    Mobile Services. Revenue from Mobile Services decreased by 17% to $10.9 million for the nine months ended September 30, 2001 from $13.2 million for the nine months ended September 30, 2000. Despite an increase of approximately 17% in the number of active subscribers at Golden Telecom GSM, pricing competition has reduced average revenue per active subscriber by 33% to approximately $31 per month. Additionally, $0.6 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated as a result of the MCT transaction.


EXPENSES

    The following table shows our principal expenses for the nine months ended September 30, 2001 and September 30, 2000:

                                         CONSOLIDATED EXPENSES           CONSOLIDATED EXPENSES
                                          FOR THE NINE MONTHS             FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30, 2000        ENDED SEPTEMBER 30, 2001
                                        ------------------------        ------------------------
                                                              (IN MILLIONS)
COST OF REVENUE
  CLEC services .......................       $    10.7                        $    13.3
  Data and Internet services ..........            14.2                             24.8
  Long distance services ..............             8.6                             11.2
  Mobile services .....................             3.1                              2.8
  Eliminations ........................            (1.2)                            (4.5)
                                              ---------                        ---------
TOTAL COST OF REVENUE .................            35.4                             47.6
Selling, general and administrative....            33.0                             38.3
Depreciation and amortization .........            23.1                             30.6
Equity in losses (earnings)
  of ventures .........................             1.0                             (5.2)
Interest income .......................            (7.4)                            (2.9)
Interest expense ......................             2.5                              1.7
Foreign currency loss .................              --                              0.4
Other non-operating expense ...........             0.1                               --
Provision for income taxes ............       $     0.6                        $     2.1

Cost of Revenue

    Our cost of revenue increased by 34% to $47.6 million for the nine months ended September 30, 2001 from $35.4 million for the nine months ended September 30, 2000.

    CLEC Services. Cost of revenue from CLEC Services increased by 24% to $13.3 million, or 39% of revenue, for the nine months ended September 30, 2001 from $10.7 million, or 36% of revenue, for the nine months ended September 30, 2000.

    The CLEC Services division of TeleRoss' cost of revenue increased by 21% to $6.3 million, or 30% of revenue, for the nine months ended September 30, 2001 from $5.2 million, or 29% of revenue, for the nine months ended September 30, 2000. The slight increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue increased by 25% to $6.9 million, or 52% of revenue, for the nine months ended September 30, 2001 and was $5.5 million, or 46% of revenue, for the nine months ended September 30, 2000. Cost of revenue increased as a percentage of revenue due to the increase in lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 75% to $24.8 million, or 53% of revenue, for the nine months ended September 30, 2001 from $14.2 million, or 51% of revenue, for the nine months ended September 30, 2000. The slight increase as a percentage of revenue was mainly due to the increase of lower margin dial-up Internet revenue as a percentage of the mix of revenue.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 30% to $11.2 million, or 73% of revenue, for the nine months ended September 30, 2001 from $8.6 million, or 83% of revenue, for the nine months ended September 30, 2000. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix.

    Mobile Services. Cost of revenue from Mobile Services decreased by 10% to $2.8 million, or 26% of revenue, for the nine months ended September 30, 2001 from $3.1 million, or 24% of revenue, for the nine months ended September 30, 2000. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 16% to $38.3 million, or 37% of revenue, for the nine months ended September 30, 2001 from $33.0 million, or 41% of revenue, for the nine months ended September 30, 2000. There were increases in employee related costs, largely due to acquisitions and increases in advertising costs associated with our Internet related strategy. Bad debt expense also increased but the increases were partially offset by a reduction in revenue related taxes.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 32% to $30.6 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased goodwill and intangible asset amortization due to acquisitions.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $5.2 million for the nine months ended September 30, 2001 up from losses of $1.0 million for the nine months ended September 30, 2000. We recognized earnings at Sovintel of $7.4 million for the nine months ended September 30, 2001, which were partially offset by our recognized losses in MCT. In the nine months ended September 30, 2000, our recognized earnings at Sovintel were $3.6 million which were more than offset by our recognized losses of $3.7 million from our Russian mobile ventures.

Interest Income

    Our interest income was $2.9 million for the nine months ended September 30, 2001 down from $7.4 million for the nine months ended September 30, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure.

Interest Expense

    Our interest expense was $1.7 million for the nine months ended September 30, 2001 down from $2.5 million for the nine months ended September 30, 2000. The decrease in interest expense reflects the reduced level of debt in the company.

Foreign Currency Loss

    Our foreign currency loss was $0.4 million for the nine months ended September 30, 2001, compared to a negligible amount for the nine months ended September 30, 2000. The increase in loss in part reflects the devaluation of the ruble for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

Other Non-operating Expense

    No other non-operating expense was recorded in the nine months ended September 30, 2001. Our other non-operating expense was $0.1 million for the nine months ended September 30, 2000 due to losses on certain fixed assets disposals by our operating companies.

Provision for Income Taxes

    Our charge for income taxes was $2.1 million for the nine months ended September 30, 2001 compared to $0.6 million for the nine months ended September 30, 2000. The increase was due to increased levels of profitability and combined with maximum utilization of loss carryforwards in our Russian and Ukrainian entities.

Net Loss and Net Loss per Share

    Our net loss for the nine months ended September 30, 2001 was $9.3 million, compared to $8.1 million for the nine months ended September 30, 2000.

    Our net loss per share of common stock increased to $0.39 for the nine months ended September 30, 2001, compared to $0.34 in the nine months ended September 30, 2000. The increase in net loss per share of common stock was due to the increase in net loss and to a decrease in the number of weighted average shares to 24,014,256 at September 30, 2001, compared to 24,073,446 at September 30, 2000.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

    Sovintel's revenue increased by 23% to $84.0 million for the nine months ended September 30, 2001 from $68.2 million, for the nine months ended September 30, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

Cost of Revenue

    Sovintel's cost of revenue increased by 31% to $46.5 million for the nine months ended September 30, 2001 from $35.5 million for the nine months ended September 30, 2000. The increase of cost of revenue to 55% of revenue from 52% of revenue was primarily the result of increases in lower margin traffic in the revenue mix.

Selling, General and Administrative

     Sovintel's selling, general and administrative expenses decreased by 19% to $10.0 million, or 12% of revenue, for the nine months ended September 30, 2001 from $12.4 million, or 18% of revenue for the nine months ended September 30, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, also reductions in employee related costs, advertising, bad debt and other costs.


LIQUIDITY AND CAPITAL RESOURCES

    On May 11, 2001, our former majority shareholder, GTS, completed the sale of approximately 12.2 million, or approximately 50%, of our common stock. This transaction triggered an acceleration of $6.0 million, including accrued interest, of our long-term debt under change of control provisions in certain promissory notes issued an equipment vendor. We paid this long-term debt to the lender in July 2001. As part of the transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS is now payable on May 11, 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements.

    Our cash, cash equivalents and investments available for sale were $43.0 million and $112.2 million as of September 30, 2001 and December 31, 2000, respectively. Of these amounts, our cash and cash equivalents were $43.0 million and $57.9 million as of September 30, 2001 and December 31, 2000, respectively. In the fourth quarter of 2000, we invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At September 30, 2001 and December 31, 2000, investments available for sale were none and $54.3 million, respectively.

    Our total restricted cash was $3.9 million and $2.5 million as of September 30, 2001 and December 31, 2000, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the nine months ended September 30, 2001, we had net cash inflows of $19.1 million from our operating activities. During the nine months ended September 30, 2000, we had net cash inflows of $16.1 million from our operating activities. The increase in cash inflows was mainly due to an improvement in our operating income, excluding depreciation and amortization. We had net cash outflows of $3.0 million and $48.6 million at September 30, 2001 and September 30, 2000, respectively, from our investing activities. During the first quarter of 2001, we liquidated our total investment available for sale of $54.3 million. Cash used in investing activities was principally attributable to building our telecommunications networks and acquisitions.

    We had working capital of $21.4 million as of September 30, 2001 and $100.0 million as of December 31, 2000. At September 30, 2001, we had total debt of approximately $14.3 million, of which $10.1 million were current maturities. At December 31, 2000, we had total debt of approximately $19.0 million, of which $3.3 million were current maturities. Total debt includes amounts that are fully collateralized by restricted cash. At September 30, 2001 and December 31, 2000, $6.3 million and $11.0 million, respectively, of our debt was at fixed rates.

    In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. Full prepayments were made to the lessor in April and August 2000 and February 2001. These prepayments have been offset against the lease obligation in the financial statements of the Company. In September 2001, we acquired the rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy. This lease has terms of five years.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $2.5 million back-to-back, seven-year credit facility from a Western-owned bank licensed to operate in Russia. Under this facility, we provide full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. Previously, this was a $22.7 million facility which in part related to our former Russian mobile properties involved in the MCT transaction. In a second, similar facility, we provide full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30.0 million back to back facility that expired on September 30, 2000. The funding level as of September 30, 2001 for both these facilities totaled $3.0 million, of which $2.1 million was funded to our consolidated subsidiaries and $0.9 was funded to our affiliates.

    In order for us to compete successfully, we will require additional substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require significant additional capital for our acquisition and business development initiatives. The net proceeds from our IPO and our private placement have been and will continue to be applied to these funding requirements until such proceeds are depleted. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

     We announced on November 6, 2001 that we had signed a Memorandum of Understanding to purchase 50% of Sovintel from Rostelecom for approximately 3.9 million shares of our common stock and $52.0 million in cash. In order to complete this transaction and ensure sufficient operating cash on hand, we are seeking debt financing contingent on the closing of the purchase of the 50% in Sovintel. The sum we intend to borrow will be conditional on the final terms of the purchase of Sovintel, availability of debt financing coupled with our operating and investing cash flow requirements.

     In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings that may be on a secured or unsecured basis and through the divestment of non-core assets. In the event that these especially large or numerous acquisitions, including the purchase of 50% of Sovintel, do not materialize, we expect our current sources of funding, including the remaining net proceeds from our IPO and private placement, to finance our capital requirements for the next 12 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) projected traffic volume;
(ii) expected benefits from our acquisitions, (iii) future revenues and costs;
(iv) changes in the Golden Telecom's competitive environment; (v) our projections concerning our liquidity and capital resources; and (vi) the political and financial situation in the markets in which we operate, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and the consummation of numerous or large acquisitions. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

   Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission ("SEC") and especially in the Risk Factor sections therein, including, but not limited to the Company's report on Form 10-K for the year ended December 31, 2000, the Company's Post Effective Amendment No.1 on Form S-3 to Registration Statement No. 333-39260 on Form S-1 filed with the SEC on April 27, 2001 and the Company's Form S-8 Registration Statement No. 333-72036 filed with the SEC on October 23, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

      DESIGNATION              DESCRIPTION

         99.1 Press Release announcing Golden Telecom Signs MOU With Rostelecom Regarding Sovintel.


b) Reports on Form 8-K

    DATE OF REPORT            SUBJECT OF REPORT
      July 11, 2001           The Company agrees to buy-back $25.0 million, or
                              2,272,727 shares, of the Company's common stock from a subsidiary of Global TeleSystems, Inc.

      July 26, 2001           The Company completes the buy-back of $25.0
                              million, or 2,272,727 shares, of the Company's common stock from a subsidiary of Global
                              TeleSystems, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOLDEN TELECOM, INC.
                            (Registrant)


                            By: /s/ DAVID STEWART
                                -----------------------------------------------
                                Name:  David Stewart
                                Title: Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


                            By: /s/ MARK BURDEN
                                -----------------------------------------------
                                Name:  Mark Burden
                                Title: Corporate Controller
                                       (Principal Accounting Officer)


Date:  November 9, 2001

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                   DESCRIPTION
      -------                  -----------
         99.1                  Press Release announcing Golden Telecom Signs
                               MOU With Rostelecom Regarding Sovintel.