Form 10-K
period 2001-12-31
GOLDEN TELECOM INC
filed 2002-03-29
CIK 1089874

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




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

                              (011-7-501) 797-9300
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS OF STOCK               NAME OF EXCHANGE ON WHICH REGISTERED
         ----------------------------               ------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Golden Telecom, Inc. held by non-affiliates on March 7, 2002 was approximately $172,883,688. On March 7, 2002, there were outstanding approximately 22,562,370 shares of Common Stock of Golden Telecom, Inc.

           ITEM OF FORM 10-K                           DOCUMENTS INCORPORATED BY REFERENCE
           -----------------                           -----------------------------------
         Part III, Items 10-13          Portions of the Registrant's proxy statement for the 2002 annual meeting of shareholders to be held in May 2002.
         Part IV, Items 14(c)           Exhibits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GOLDEN TELECOM, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   46
Item 3.   Legal Proceedings...........................................   46
Item 4.   Submission of Matters to a Vote of Security Holders.........   47

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   47
Item 6.   Selected Financial Data.....................................   48
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   50
Item 8.   Consolidated Financial Statements and Supplementary
          Information for the Company.................................   72
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....................................  119

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............  119
Item 11.  Executive Compensation......................................  119
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  119
Item 13.  Certain Relationships and Related Transactions..............  119

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................  119
Signatures......................................................... 122-123

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. We organize our operations into the four service groups below:

     - Competitive Local Exchange Carrier ("CLEC") Services. Using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

     - Data and Internet Services. Using our fiber optic and satellite-based networks, including 140 combined points of presence in Russia, Ukraine and other countries of the Commonwealth of Independent States, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access and web content offered through a family of Internet portals;

     - Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

     - Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

BUSINESS SECTION OVERVIEW

     The following sections within the Business section describe our business strategy, our current position in the markets in which we operate, our corporate history and development, our customer base, and a detailed review of our service groups by operating division. Additionally, we describe our licenses and our network facilities. Finally, we provide a summary of the principal environments in which we operate; the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.

BUSINESS STRATEGY

     Our objective is to be the leading independent voice, data and Internet services company in Russia and the Commonwealth of Independent States. To achieve this objective, we intend to:

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

     - Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

       Corporate customers increasingly demand integrated telecommunications solutions from one-stop providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data, Internet access and turn-key solution services.

     - Extend Our Leading Position in High Growth Data and Internet Markets

       We plan to build on our position as a leading provider of data communication services in Russia and other countries of the Commonwealth of Independent States by increasing the number of network access points in our network to facilitate the growing demand for data communications. In addition, we plan to expand our Business to Business and Business to Consumer services through dedicated and dial-up Internet access and connectivity, co-location and web hosting, web design, web content, Internet portal development and other Internet service offerings through our direct marketing efforts.

     - Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

       Our network strategy includes building and owning our local exchange and customer access networks. We have entered into long term leases for long-distance and international fiber optic cable systems to provide our regional and global connectivity, supplementing these channels with leased land-based channels with satellite circuits for redundancy and remote connectivity. We intend to incrementally expand the fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for Internet and data services.

     - Focus Operating Activities and Capital Investments in Major Metropolitan Areas

       We plan to deploy our capital investments primarily in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers in the countries of the CIS, where demand for our services is most heavily concentrated. We also intend to consider opportunities to expand our operations in regional cities with sufficiently strong local economies and where we believe potential exists to grow businesses which complement our current operations.

OUR POSITION IN THE RUSSIAN AND UKRAINIAN MARKETS

     We believe that we are well positioned to maintain and consolidate our strong presence in the business segment of the Russian and Ukrainian telecommunications markets for the following reasons:

     - our early market entry and local market experience;

     - our focus on service, quality and reliability;

     - our strong infrastructure position in Moscow, Kiev, St. Petersburg and Nizhny Novgorod;

     - our extensive customer base;

     - our extensive range of international, domestic and data telecommunications services;

     - our influential shareholder base; and

     - our strong balance sheet position.

CORPORATE HISTORY AND DEVELOPMENT

     Golden Telecom, Inc. Golden Telecom, Inc., initially a majority owned subsidiary of Global TeleSystems, Inc. ("GTS"), was incorporated in Delaware in June 1999 in preparation for our Initial Public Offering ("IPO") which took place in September 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. and was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. In most cases, GTS's businesses in Russia and other countries of the Commonwealth of Independent States were developed through the establishment of joint ventures with local and foreign partners, with GTS progressively increasing its ownership. At the time of our IPO, GTS contributed substantially all of the assets that constituted Golden Telecom, Inc. and retained an ownership interest of approximately 67%, or 15.1 million shares of our common stock.

     In May 2001 GTS completed the sale of approximately 12.2 million shares of our common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of our then current shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Baring Vostok Capital Partners ("Baring Vostok").

     In July 2001, we completed the buy-back of $25.0 million of our common stock from GTS. In November 2001, GTS sold its remaining ownership in our common stock to Baring Vostok in a private placement transaction. Currently, Alfa and its controlled affiliates own approximately 48% of our common stock, EBRD owns approximately 13% of our common stock, Capital owns approximately 10% and Baring Vostok owns approximately 11% of our common stock.

     TeleRoss. TeleRoss was established in 1994 as a provider of domestic long distance services and has developed into our primary consolidated operating company in Russia, offering CLEC, Long Distance, and Data and Internet Services. To facilitate this full service offering, effective November 1, 1999, we completed the legal merger of our wholly owned CLEC Services business in Moscow, TCM, and our wholly owned Data and Internet Services business, Sovam Teleport, into TeleRoss. This merger allowed to us to achieve operational and financial synergies, particularly with regard to taxation. Prior to their merger into TeleRoss on November 1, 1999, TCM and Sovam Teleport were distinct legal entities.

     The ownership and operational history of the individual divisions of TeleRoss, and Golden Telecom Ukraine, and Sovintel, a significant non-consolidated subsidiary, are as follows:

          CLEC Services division of TeleRoss (formerly TCM). TCM was established in 1994 and prior to its merger into TeleRoss, constituted our CLEC Services division in Moscow. Prior to July 1998, we owned 52.64% of the holding company, GTS-Vox, that controlled 95% of TCM. In July 1998, we acquired the remaining outstanding interests in GTS-Vox and as a result owned 95% of TCM. We acquired the remaining 5% of TCM on August 16, 1999. TCM was dissolved upon its merger into TeleRoss in November 1999. In June 2001, we acquired 100% of infrastructure company First Telecommunications Company ("PTK") as part of a larger acquisition. PTK has established interconnect in the Moscow network to provide numbering capacity and access lines. The numbering capacity and access lines are expected to be placed into service early in the second quarter of 2002 and we will allocate all of the numbering capacity and part of the access lines to our CLEC Services division. In September 2001, we acquired 51% of Agentstvo Delovoi Svyazi ("ADS"), which owns network infrastructure in Russia's third largest city, Nizhny Novgorod. ADS is now included as part of our CLEC Services division.

          Data and Internet Services division of TeleRoss (formerly
     Sovam). Sovam Teleport was the subsidiary through which we conducted our Data and Internet activities in Russia and other Commonwealth of Independent States countries, except Ukraine. In February 1998, we acquired the ownership interest of our former partner, thereby making Sovam Teleport a wholly owned subsidiary. Sovam Teleport was dissolved upon its merger into TeleRoss in November 1999. The Data and Internet Services division of TeleRoss has absorbed our acquisitions of Internet Service Providers in Moscow and St. Petersburg, Glasnet and Nevalink, respectively, the web design firm, Fintek, and two vertical Internet portals, Referat.ru and Absolute Games. In April 2000, we acquired 51% of Commercial Information Systems ("KIS"), an ISP in Nizhny Novgorod, which is part of our Data and Internet Services division.

          In October 2000, we completed the acquisition of the InfoArt Internet portal. In December 2000, the acquisition of the Agama family of Internet portals was also completed. These assets, and other significant intellectual property rights, are segregated in a Cypriot holding company that protects, licenses and markets the Internet portals in the CIS and in other markets with significant concentrations of Russian-speaking population. The software and content development teams from Agama, InfoArt, Fintek, Referat.ru and Absolute Games were integrated into a group which operates as a software and content development facility for Golden Telecom, Inc. These information and content portals are used to enhance the services provided by our dial-up ISP brand, "ROL" (formerly Russia-On-Line).

          In June 2001, we completed the purchase of 100% of leading ISP, ZAO Cityline ("Cityline"), together with 51% of Ekaterinburg-based ISP, OOO Uralrelcom ("Uralrelcom"), and 100% of PTK. Cityline operates primarily in Moscow, but also operates in other major Russian cities, including St.

     Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad. Together, it is expected, these acquisitions will allow us to increase our regional dial-up Internet presence and increase our access to dial-up capacity in Moscow, as well as providing numbering capacity and access lines for our CLEC Services division. We have commenced the integration of these acquisitions into our Data and Internet Services division, under the ROL brand.

          Long Distance Services division of TeleRoss (formerly TeleRoss operating company). Our wholly owned TeleRoss operating company and our TeleRoss regional ventures historically constituted our Long Distances Services Division. Prior to January 1998 we held 50% ownership interests in fourteen regional joint ventures that offered domestic long distance services. The TeleRoss operating company holds the applicable operating licenses to offer pan-Russian domestic long distance services and thereby controls rates and tariffs, billing and collections for all regional ventures. Since January 1998 we have been acquiring our partners' ownership interests with the goal of transforming the joint ventures into branches of TeleRoss. At the end of 2001, TeleRoss was in the process of converting four of its regional ventures into branches and had added a branch in one new region. While we have significant influence within those that are 50:50 joint ventures, decisions, including the decision to declare and pay dividends, are generally subject to our partners' approvals. TeleRoss also directly controls the activities related to remotely-located very small aperture terminal (VSAT) satellite customers.

     Golden Telecom (Ukraine). We own 69% of Golden Telecom LLC, Ukraine ("Golden Telecom (Ukraine)"), which consists of two business units, Golden Telecom BTS and Golden Telecom GSM. Prior to our IPO, we owned 75% of GTS Ukrainian TeleSystems LLC which in turn owned 49% of Golden Telecom (Ukraine). At that time we also owned an additional 20% interest in Golden Telecom (Ukraine) through two wholly owned subsidiaries. As part of the IPO, an affiliate of ING Barings contributed its 25% interest in GTS Ukrainian TeleSystems LLC to a wholly owned subsidiary of Golden Telecom, Inc. and received as partial consideration 420,000 newly issued shares of our common stock. An additional 30,000 shares of our common stock were issued as final settlement to the affiliate of ING Barings on March 1, 2000. In February 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, which has been integrated into the Data and Internet Services division within Golden Telecom BTS. The remaining 1% of Sovam Teleport Ukraine is owned by SFMT-Rusnet, Inc., a wholly owned subsidiary of Golden Telecom, Inc. Issues concerning the operations of Golden Telecom (Ukraine) are discussed in Item 3 Legal Proceedings.

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

     Rostelecom has the right to propose a candidate for the position of the General Director, and we have the right to propose a candidate for the position of the First Deputy General Director, who together constitute the Executive Directorate. In addition, we have the right to propose a candidate for the position of Finance Director. The Rostelecom appointee for General Director of Sovintel, was also elected to the Golden Telecom, Inc. Board of Directors and was appointed Chief Executive Officer of Golden Telecom, Inc. on November 6, 2001. Control of the Board of Directors at Sovintel is not affected by this change.

     Major business decisions require joint approval of both members of the Executive Directorate. The Executive Directorate oversees the daily operations of the company and leads strategic planning initiatives to be presented to the Sovintel Board of Directors. Neither we, nor Rostelecom, are obligated to fund Sovintel's operations or capital expenditures. Losses (up to the amount of the participants' respective charter capital contributions or commitments) and profits of Sovintel are allocated to the partners in accordance with their ownership percentages.

     In November 2001, we announced that we had signed a Memorandum of Understanding with Rostelecom, to acquire Rostelecom's 50% holding in Sovintel. On March 13, 2002 we executed a Sale and Purchase Agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States of America. We expect the transaction to close during the second quarter of 2002.

     MCT Corp. In December of 2000 we contributed Vostok Mobile B.V., the entity that holds our Russian mobile properties, to MCT in exchange for an equity interest of approximately 24% in MCT. MCT has ownership interests in 24 mobile operations throughout Russia and in Uzbekistan and Tajikistan. Initially, we acquired approximately 24% of the outstanding common stock of MCT, but we expect to be diluted to not less than 18% as a result of equity offerings planned by MCT. As part of the transaction, we also purchased for cash $9.0 million of MCT debt convertible into its equity securities. The debt component of the transaction was repaid in full with interest by MCT in November 2001. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations of Vostok Mobile or MCT, although we have one seat on the Board of Directors of MCT. At December 31, 2001 we owned approximately 23% of MCT.

     The following table summarizes the four service groups through which we currently conduct our operations:

SERVICE GROUPS                                              REGION OF OPERATIONS
--------------                                              --------------------
CLEC SERVICES:
  CLEC Services division (formerly TCM) of TeleRoss
     (including ADS)...................................  Moscow and Nizhny Novgorod
  CLEC Services division of Golden Telecom BTS.........  Kiev and Odessa, Ukraine
  Sovintel.............................................  Moscow, St. Petersburg and
                                                         the North West region
DATA AND INTERNET SERVICES:
  Data and Internet Services division (formerly Sovam)
     of TeleRoss (including KIS, Cityline and
     Uralrelcom).......................................  Russia and the Commonwealth
                                                         of Independent States
  Data and Internet Services division (formerly Sovam
     Teleport Ukraine) of Golden Telecom BTS...........  Ukraine
LONG DISTANCE SERVICES:
  Long Distance Services division (formerly TeleRoss
     operating company) of TeleRoss....................  Russia
  TeleRoss ventures (branch, wholly-owned and joint
     ventures).........................................  15 cities in Russia
MOBILE SERVICES:
  Golden Telecom GSM...................................  Kiev and Odessa, Ukraine

     As a result of our strategy to operationally merge our significant Russia based consolidated entities, the formal merger of TCM and Sovam Teleport into TeleRoss operating company was completed on November 1, 1999.

CUSTOMER BASE

     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 28% of our consolidated revenues for year ended December 31, 2001. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 14% of our consolidated revenues for the year ended December 31, 2001. No other customer, except for Sovintel, which accounted for approximately 6% of our consolidated revenues, accounted for over 5% of our consolidated revenues for the year ended December 31, 2001. We provide services to our largest customers, including Vimpelcom and Sovintel, pursuant to agreements which specify the service levels we should maintain for these customers and the tariffs that we charge for these services.

     Our principal customer segments are:

     Corporate Network Customers. Corporate network customers are typically large multinational or Russian and Ukrainian companies which require the full range of voice and data services in several cities across Russia, Ukraine and other countries of the Commonwealth of Independent States. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and the ability to design, install and maintain local area and wide area networks. These customers are willing to make longer-term commitments to integrated one-stop providers in exchange for increased levels of service.

     Corporate End-Users. Corporate end-users are foreign and Russian enterprises with centralized operations, either in Moscow, Kiev or in the regions. These corporate end-users also require a full range of voice and data services, but are more likely to purchase distinct services from separate suppliers based on price. We attempt to acquire business from corporate customers by providing superior technology and service levels at competitive pricing.

     Small and Medium Enterprises ("SME"). We define small and medium enterprises as those customers that require only one or two numbers and generally have monthly billings of less than $2,000.

     Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including other Moscow overlay operators, alternative regional fixed-line operators and the local operators, which we refer to as the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes are large. Voice telephony is a commodity for the customers in this segment.

     Cellular Operators. Cellular operators are heavy consumers of our local exchange capacity in Moscow because each cellular customer requires a unique telephone number (or "port"), which has made cellular operators important contributors to our revenue. In contrast, for our corporate and SME customers, one port can serve multiple end-users. Price and availability are the primary factors in their purchase decision.

     Mass Market. We define the mass market as those customers who utilize calling cards or dial-up Internet access. This market segment is increasingly price-sensitive, but quality of service is also important, particularly in the Internet access business. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.

PRICING

     Generally, our customers make payments to us in the local currency, as appropriate, however the majority of our tariffs are denominated in US dollars and are indexed to the US dollar for settlement purposes. Also, the majority of our operating costs are denominated in US dollars, but settled in local currency, as appropriate.

OUR SERVICE GROUPS

     This section provides a detailed review of our business on a service group basis and by operating division. We provide additional information on the services and customers, marketing and pricing, and competition within each division.

  CLEC SERVICES

  CLEC Services Division of TeleRoss

     The CLEC Services division of TeleRoss operates an integral part of our competitive local exchange carrier services in Moscow. Its infrastructure is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges allowing it to deliver traffic within the local public network. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have constructed the infrastructure necessary to support 150,000 ports, each corresponding to a unique telephone number. We recently completed the acquisition of PTK which has a contract to provide us with a further 9,999 Moscow numbers and 1,800 access lines for a period of ten years, which we expect to be fully operational early in the second quarter of 2002. We intend to allocate the numbering capacity and 800 access lines to our CLEC Services division. The balance of the access lines will be allocated to dial-up Internet.

     In September 2001, we acquired 51% of ADS, which leases network infrastructure to support 15,000 city telephone numbers registered to ADS in Nizhny Novgorod, Russia's third largest city.

     SERVICES AND CUSTOMERS

     Local Access Services. This division of TeleRoss provides carriers with telephone numbers, ports and interconnectivity to the Moscow city telephone network through our local gateway. Access to the Moscow city telephone network through our network provides customers with a high-quality network that supports a broad range of offerings. CLEC services are complemented by additional value added services such as conference call facilities, unified messaging and call forwarding.

     The division's customers primarily consist of cellular operators, including Vimpelcom, and fixed-line operators, including Sovintel.

     MARKETING AND PRICING

     For each port, customers generally have paid a one-time port fee, a flat monthly fee and per minute charges based on usage. However, recent pricing trends are reflected in an increased emphasis on per minute charges based on usage, rather than on port fees. These usage charges are collected by individual carriers and a portion of the charges are paid to TeleRoss in accordance with settlement agreements.

     COMPETITION

     The division's main competitor is MTU-Inform, a Moscow City Telephone Network affiliate that, until August 16, 1999, had been a 5% shareholder in TCM.

  CLEC Services Division of Golden Telecom BTS

     The CLEC Services division of Golden Telecom BTS, our largely Kiev-based competitive local exchange carrier, has constructed and owns a 177 kilometer fiber optic network that is interconnected to the local public telephone network in Kiev and to our international gateway. Since the opening of our mobile service operation in Odessa, we have expanded our CLEC service offerings into Odessa, targeting business clients. As of December 31, 2001, Golden Telecom BTS serviced over 7,800 telephone lines for business customers.

     SERVICES AND CUSTOMERS

     Local Access Services. Local access services are provided to business customers through the connection of the customers' premises to Golden Telecom BTS's fiber network, which interconnects to the local public telephone network in Kiev.

     International and Domestic Long Distance Services. Golden Telecom BTS terminates incoming traffic for foreign operators destined for its customers in Kiev, Odessa, and most other major metropolitan areas in Ukraine, through its gateway switch in Kiev. Incoming international traffic is also terminated into other operator networks, with which settlement agreements have been made. These other operators include national cellular operator networks and networks belonging to Ukrtelecom, the state monopoly operator. Traffic destined for other cities is routed either through regional carriers or the national carrier. Outgoing international traffic is routed to international operators using the least-cost routing. At the end of the third quarter of 2001, we suspended certain services related to the termination of incoming international traffic in some cities pending resolution of regulatory issues.

     Golden Telecom BTS offers domestic long distance services throughout Ukraine through interconnection with Utel. However, Golden Telecom BTS holds an intercity operator's license allowing it to offer domestic long distance services directly and is developing infrastructure in major Ukrainian metropolitan areas to facilitate this offering. Domestic long distances services from Kiev to other cities in Ukraine are currently provided through infrastructure leased from the national long distance carrier, Ukrtelecom, and the corresponding local telco.

     The customers for this division primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

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

     We have recently adopted a more aggressive pricing policy for corporate end users in order to stimulate higher revenue growth. As a carrier for other telecommunications operators, Golden Telecom BTS also offers a more attractive pricing structure than the incumbent operators in order to attract cellular and smaller public switched telecommunications network (PSTN) operators.

     COMPETITION

     In Kiev, Golden Telecom BTS competes with Ukrtelecom, the incumbent operator, and Utel, which handles mostly long distance and international traffic. Golden Telecom BTS believes that because of its early market entry and its ability to provide international, domestic and local access, it has a leading position in the high-end segments of the corporate market.

     In Ukraine, the fixed-line operators market is dominated by Utel, although Golden Telecom BTS is seeking to increase its share of this market, especially by carrying international outgoing traffic from independent telecommunications operators, including cellular companies, and by providing integrated voice and data services.

  Sovintel

     Sovintel is a competitive local exchange carrier that owns and operates a fully-digital overlay network in and around Moscow. Sovintel has a limited network in St. Petersburg that is interconnected to Sovintel's Moscow network to support new business customers and Sovintel's Moscow clients. Sovintel services over 82,000 telephone numbers for business customers and cellular providers.

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

     International and Domestic Long Distance Services. Sovintel provides domestic long distance services primarily through Rostelecom's network and the TeleRoss long distance network. Sovintel provides interna-tional services primarily through its international gateway, which transmits international traffic through dedicated channels leased from Rostelecom.

     When an international call is placed to one of Sovintel's customers which has been assigned a number acquired from and serviced by the independent local exchange providers, such as the CLEC Services division of TeleRoss or MTU-Inform, the calling party has the option of dialing through either the public city code (095) or Sovintel's exclusive city code (501). When a caller chooses to dial through the 501 code, the call is connected directly to Sovintel's dedicated network and can thereby avoid the frequently congested public international and domestic long distance networks. Sovintel receives a settlement from international carriers for calls routed through its 501 city code. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through Sovintel's 501-code, or through least-cost routing. Sovintel attempts to direct international traffic through particular foreign operators so as to balance Sovintel's settlements paid to and received from foreign operators. Thereafter, Sovintel directs all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

     Data Services. Sovintel provides high-speed data services through an interconnect agreement with the Data and Internet Services division of TeleRoss and through its own Moscow city data network. These services include a private line service, an integrated voice and data integrated services digital network
(ISDN) connection, Internet, frame relay and asynchronous transfer mode service. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs, including financial institutions, large multinational companies and data service providers.

     Equipment Sales. As part of its integrated service offering, Sovintel distributes equipment manufactured by Nortel Networks, Cisco Systems, Siemens, Avaya and Ericsson. Sovintel installs and maintains Nortel Meridian One products, Norstar key system, Mercator PBXs and the Magellan DPN and the Passport lines of data equipment. Sovintel's technicians have been trained to install, configure and maintain all the products that it sells to its customers. These services enable Sovintel to maintain close customer contact, helping Sovintel to market additional services and enhance customer retention.

     Sovintel's customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     MARKETING AND PRICING

     Sales to customers are made through a direct sales force consisting of 35 account managers in Moscow and St. Petersburg, supervised by an expatriate commercial director. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and user training. Sovintel offers one of the broadest ranges of products among independent providers, and releases new products and enhancements to existing products in order to strengthen its market position. In addition, Sovintel trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe Sovintel has earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.

     Sovintel prices its services at a premium to those offered by the national monopoly operator and competitively with other alternative service providers within the market. Sovintel offers volume discounts to its customers for exceeding certain defined revenue thresholds. Although Sovintel publishes standard tariffs, currently it does not require regulatory approval to change its tariffs.

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

     - Global One, a subsidiary of the international venture Global One, currently merged with Equant;

     - Moscow City Telephone Network, the incumbent operator in Moscow;

     - MTU-Inform, an affiliate of Moscow City Telephone Network, both currently controlled by Sistema Telecom;

     - TelMos, a joint venture among Moscow City Telephone Network, Rostelecom and Sistema Telecom;

     - Petersburg Telephone Network, the incumbent local operator in St. Petersburg; and

     - Peterstar, an affiliate of PLD Telekom; PLD Telekom was acquired by the Metromedia International Group, Inc.

     In addition to CLEC services, all the companies listed above provide Internet solutions, and some also offer limited data transmission. Of Sovintel's competitors, MTU-Inform and Global One are market leaders in Moscow in the data services market. Numerous small and medium-sized Internet service providers compete for the corporate end-user market.

  DATA AND INTERNET SERVICES

  Data and Internet Services Division of TeleRoss

     The Data and Internet Services division of TeleRoss provides data transmission services, dedicated and dial-up Internet access, news and information services. We use leased capacity on land and satellite-based networks to provide these data services in 140 points of presence to create wide area networks. International connectivity outside the CIS is provided through agreements with operators such as AT&T, Infonet, Ebone and Cable & Wireless. Through reciprocal cooperation agreements with these other international operators, the division provides end-to-end, international connectivity to its Russia and Commonwealth of Independent States-based customers. This division targets appropriate services to customers through Business Services initiatives and Consumer Services initiatives, as follows:

     BUSINESS SERVICES AND CUSTOMERS

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

     Dedicated Internet Services. We offer a dedicated Internet access service through our access and backbone networks. We provide our business customers with dedicated access to the global Internet.

     Value-Added Services. We offer an increasing range of value-added services such as web design, web hosting and Internet Protocol, or IP, based Virtual Private Networks and we intend to increase our market position in these services to other Internet related products and services.

     In conjunction with our goal of increasing our web design capabilities, we reinforced our market leadership position in web hosting through the construction of a Managed Data Center, which was completed in December 2000. We enjoy strong sales synergies among our co-location, web hosting and other Internet service offerings.

     Voice over Data Services. The markets where we operate are experiencing a continuing significant trend toward routing voice traffic over the Internet using IP technology, known as "Voice over IP" or "VoIP". TeleRoss is a leading provider of this service. In addition to using TeleRoss' data networking services for typical Local Area Network to Local Area Network interconnections, many customers will also route their voice traffic over TeleRoss' frame relay data network in an effort to reduce overall telecommunications expenses. Voice over frame relay involves "packetizing" voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be "de-packetized" at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas. This product offering complements TeleRoss' other value-added data service offerings and allows us to further leverage our data network infrastructure investment.

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

     Customers primarily consist of corporate network and corporate end-user customers.

     CONSUMER SERVICES AND CUSTOMERS

     Dial-up Internet Services. We offer dial-up Internet services through our ROL (formerly Russia-On-Line) Internet service, which commenced Internet services in 1995. At that time it was branded under the name Russia-On-Line, but during the last year and as a result of the integration of acquired ISPs who operated under different brand names, we have begun to use the brand ROL. ROL was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. In addition, the company has added vertical Internet portals covering many topics, including entertainment, education, computer-gaming and communications specifically for the Russian mass-market.

     During 2000, we completed the integrations of Glasnet, a business acquired June 30, 1999, that targeted mass-market consumers and Nevalink, a small service provider in St. Petersburg, which we acquired on December 1, 1999. On June 1, 2001 we further strengthened our position in the dial-up access market when we completed the purchase of 100% of leading ISP, Cityline, together with 51% of Ekaterinburg-based ISP, Uralrelcom, and 100% of infrastructure company PTK, which will allocate 1,000 access lines to Moscow dial-up Internet capacity. Cityline operates primarily in Moscow, but also operates in other major Russian cities, including St. Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad. Since acquisition we have commenced the integration of these companies into our existing infrastructure and in turn lowered our operating costs by integrating the support functions, where there are duplications.

     Our dial-up access services are delivered in the regions through our domestic long distance infrastructure, which provides customers with access to the Internet and an array of proprietary Russian language information services. We have discontinued our support for an English language based portal as the Russian language based market has expanded. Also, our ongoing expansion into the regions of Russia, has created further openings for Russian language based web services. Our regional expansion continues to further establish ROL as the only nationwide dial-up ISP in Russia.

     The consumer dial-up access market continued its dramatic growth during the last year, not only in Moscow, but also in the regions of Russia. As of December 31, 2001, ROL, together with Cityline, Uralrelcom and KIS had a subscriber base of over 150,000 active subscribers, with a total for Golden Telecom, Inc. of over 185,000 active subscribers, including the subscribers of Golden Telecom (Ukraine) and Sovintel. As of December 31, 2000, ROL, together with KIS had a subscriber base of over 68,000 active subscribers, with a total for Golden Telecom, Inc. of over 85,000 active subscribers, including Golden Telecom (Ukraine) and Sovintel. In addition, ROL continued its expansion into the regions of Russia and into the CIS countries, now covering 43 cities with its dial-up access. ROL currently utilizes an STM-1 fiber optic connection to the international world-wide-web and two one-gigabit ethernet fiber optic connections to the Russian telecommunications network. These two one-gigabit ethernet connections were the first to be added by an ISP to the Russian Internet and were deployed to greatly improve the quality of services generally available in the Russian market, through significant capacity and corresponding redundancy. The consumer dial-up Internet access service has seen an increased utilization rate over the last year as subscribers have increased the number of hours spent online from approximately 27 hours to approximately 30 hours per month. We expect this utilization rate to continue to increase over the coming years as the quality of entertainment and information services improves.

     We acquired the Internet portals in 2000 to complement the dial-up access service provided under the ROL brand for the consumer market and provide a basis whereby the ROL brand was expected to generate revenues from the advertising and e-commerce markets which are beginning to evolve in Russia. These acquisitions were part of a content strategy, which the company initiated at the end of 1999. In general, the company's strategy has been to utilize the portals to provide a complete Internet service to its subscriber base, while generating incremental advertising revenues by offering a fully functional informational/entertaining content base which can be accessed at high speed through the ROL network. ROL subscribers can access the content on the Russia-On-Line Internet portals without experiencing delays related to the public telecommunications network in Russia. The Internet portals are also available to other networks throughout the world-wide-web. Some services are expected to become premium services for the ROL subscribers only.

     The Aport search engine, acquired as part of the Agama acquisition, has seen substantial growth in the number of users over the last year. With a new interface and the inclusion of the search engine into the ROL base family, we expect the search engine to continue to see growth and market share gains over the next year. The Referat.ru and Absolute Games sites have been completely integrated into the main ROL portal. The catalog sites from Agama @Rus, and the stars.ru catalog from InfoArt have also been merged into the portal. In general, we are continuing to realize the synergies between the content that has been acquired and the new content specifically for the ROL subscriber base. Additionally, ROL released the web site "World Around Us" (www.krugosvet.ru), a Russian language encyclopedia, to which we acquired the rights in 2000, and we have utilized this material to enhance our educational offerings. The ROL site, together with its sub-sites, is currently the third most popular site in Russia. The web site carries the same ROL brand as the dial-up service. Although some advertising revenue is generated by the site, the expansion of advertising on the Internet, in Russia, is still limited.

     Although significant revenues from Internet advertising have not yet materialized in the Russian market, there has been substantial growth in revenues in percentage terms during 2001. The lower than predicted expectations for Internet advertising revenues both for Russia and other economies, has led us to review our long term strategy for Internet based products and reevaluate the economic value of our portal assets. This, in turn, has resulted in our recording an impairment charge on these assets at the end of 2001. More detailed information on this matter is included under "Management Discussion and Analysis." We expect to see some growth in the Internet based advertising market and will continue to develop our Internet portals and to offer our Internet advertising service as one of our range of Internet services and be in a position to capitalize on any upturn in demand.

     We will continue to strengthen our dial-up Internet access service in the main metropolitan areas we serve and augment this with further expansion into the Russian regions.

     MARKETING AND PRICING

     The Data and Internet Services division of TeleRoss and the Long Distance Services division of TeleRoss, share a dedicated sales force in Moscow and St. Petersburg, consisting of approximately 48 sales and account managers. In addition to direct sales, our Internet access packages are distributed in Moscow through large retailers. In the Russian regions, TeleRoss and its venture partners market the Data and Internet Services division's data product portfolio to help build cooperation with our local joint venture partners, who do not have the capability to offer a comparable range of data services, and to increase the customer base of both the Data and Internet Services and Long Distance Services divisions of TeleRoss.

     We price data services on a two-tier structure with high-volume users generally negotiating a monthly flat-rate fee and lower volume users paying a volume-based fee. Dial-up and dedicated Internet access customers pay a fixed monthly access charge plus an additional volume-based fee in an increasingly competitive market.

     At the end of 1999 we introduced a series of prepaid cards, which entitle the holder to utilize a certain amount of hours of dial-up Internet access. We continue to distribute these cards nationwide in Russia through a two-tiered distribution network of large distribution services and dealers. In some regions of Russia a number of the larger distributors are TeleRoss regional ventures. In addition, we maintain a partner network in regions where TeleRoss services are not directly available or do not complement the local environment.

     COMPETITION

     Global One and Rostelecom are our primary competitors in the data services market. MTU-Intel, a subsidiary of MTU-Inform, is the division's primary competitor in the Internet service provider market in Moscow. In the local Internet portal market Ros Business Consulting, Rambler and Yandex are our main competitors.

  Data and Internet Services Division of Golden Telecom BTS

     In February 2000, Golden Telecom BTS acquired Sovam Ukraine and has since integrated the network of Sovam Ukraine into the existing Golden Telecom BTS network.

     SERVICES AND CUSTOMERS

     Corporate Data and Internet Services. The Data and Internet Services division of Golden Telecom BTS provides a private line service, an integrated voice and data ISDN connection, frame relay, asynchronous transfer mode, X.25, and dial-up and dedicated Internet services. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs. The services and customers of Sovam Ukraine have been integrated into Golden Telecom BTS.

     Information Services. We offer access to a variety of information services addressing the needs of key professional markets. The Data and Internet Services division of Golden Telecom BTS provides conduits to airline reservations systems, as well as, financial and banking services (SWIFT) and news services (Reuters) in Ukraine. A data center provides server co-location services for news and financial service providers.

     Voice Over Data Services. This division intends to be a leading provider of voice over data services in Ukraine. A VoIP product introduced under the brand "Allo!", was launched in Kiev and other major metropolitan centers, in 2001, to provide an alternative international calling solution for corporate and mass market customers. This service has proved to be popular in the Ukrainian market and will continue to offer growth opportunities.

     Dial-up Internet Services. This division offers dial-up Internet access to customers under the "SvitOnline" brand. Currently the division has in excess of 16,000 active subscribers, which includes some corporate customers.

     Customers for this division primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators. Internet services under the SvitOnline brand are also provided as a mass marketing offering with dial-up and pre-paid cards.

     MARKETING AND PRICING

     While emphasizing the quality and reliability of its services, this division positions itself as a price competitive service provider to businesses. Sales to our customers are made through a direct sales force. Additionally, we have three account managers, who handle mass-market service offerings although this segment will become less significant over time as the primary strategy is towards the business customer.

     Golden Telecom BTS has adopted an aggressive pricing policy for corporate end users in order to stimulate higher growth. Golden Telecom BTS is a fast growing Internet service provider for businesses in Ukraine in terms of incremental connections and market share. As a carrier for other Internet service providers, Golden Telecom BTS also offers an attractive pricing structure and expects further growth of its already significant market share, especially in the regions of Ukraine. The increase in market share is expected through the provision of international private line connections, international frame relay connections and national corporate networks.

     COMPETITION

     In Kiev, this division competes with Infocom, a majority state-owned operator, Lucky Net, IP Telecom and several smaller local Internet service providers that currently do not have a clear marketing strategy or consistency in the grade of service offered. We believe that because of our strong market position and high quality services with professional customer-care, we have a leading position in all segments of the corporate Internet market in Ukraine.

  LONG DISTANCE SERVICES

  Long Distance Services Division of TeleRoss

     The Long Distance Services division of TeleRoss operates a pan-Russian, domestic long distance network and, in cooperation with fifteen regional joint ventures and branches, is a provider of local access, international and domestic long distance services in the cities where the joint ventures and branches are located. The network is comprised of leased intercity fiber optic cable and leased satellite capacity, regional earth stations and VSATs supporting our long distance activities, with termination through our own last-mile networks. Joint venture partners provide local access in the cities where regional joint ventures operate.

     SERVICES AND CUSTOMERS

     Public Switched Voice Telephony Services. The division provides switched voice services to its customers through local city switches connected to its earth stations and leased intercity fiber optic lines. When a customer in one of the fifteen TeleRoss regions makes a domestic long distance or an international call, it is typically transmitted first to our Moscow hub by fiber or satellite transmission facilities. The call is then connected to the customer's destination through a land-based line that TeleRoss operates, through the Rostelecom network, or, for international calls, through our Sovintel international gateway. Telecommunications operators also rely on TeleRoss ventures to provide data and voice transmission.

     VSAT Satellite Services. We offer VSAT satellite services to customers located in remote areas that cannot be physically connected through land-based cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. TeleRoss's satellite transmission facilities connect these customers directly to TeleRoss's Moscow-based hub through a VSAT antenna installed at the customer's location.

     The division's customers primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

     MARKETING AND PRICING

     The Long Distance Services division of TeleRoss and its regional ventures typically employ a direct sales force to market to corporate end-users. This sales force is combined with the Data and Internet Services division and consists of approximately 48 sales and account managers supervised by a western-educated and trained commercial director. In addition, a team of three regional sales managers are responsible for supporting the regional sales force and maintaining relations with our regional partners. We have introduced sales incentive plans to the regional joint ventures, but TeleRoss depends on these ventures to implement these plans. In 2000 we began to offer a prepaid calling card service "Glagol", which means "to talk" in old Russian. This service promotes long distance calling services over our network in Russia.

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

     COMPETITION

     Rostelecom and Global One are the principal competitors to the Long Distance Services division of TeleRoss. Rostelecom provides similar services in all regions where we operate. Global One provides integrated voice and data services in a limited number of regions. The local telcos are also competitors, however they are not a strong competitor in the markets we target.

  MOBILE SERVICES

  Golden Telecom GSM

     Golden Telecom GSM operates a cellular network using GSM-1800 cellular technology in Kiev and Odessa, where its network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM began cellular operations with a license allowing it to offer services in Kiev and the Kiev region. Golden Telecom GSM later obtained a national operating license and commenced operations in Odessa in August 2000, however due to the overall decline in our mobile revenues we are considering alternative strategies for the future of the Odessa mobile operations.

     SERVICES AND CUSTOMERS

     Mobile Services. Golden Telecom GSM provides two types of mobile services to its clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international access and value-added services such as voicemail, call forwarding, and conferencing. International roaming services with 84 operators in 49 countries are available to customers who subscribe to the expanded service offering.

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

     COMPETITION

     The Ukrainian cellular market is highly competitive. Ukrainian Mobile Communications (UMC) and Kyivstar GSM (Kyivstar) and Ukraine Radio Systems (URS) operate GSM-900 networks in Kiev. UMC and Kyivstar offer nationwide coverage in major cities within Ukraine and have recently begun deployment of GSM-1800 services after receiving licenses. UMC also operates a NMT-450 network throughout Ukraine, although the subscriber base is declining. DCC operates an AMPS-800 network in Kiev and other regions in Ukraine.

     The mobile communications market in Ukraine has developed rapidly during 2001, driven primarily by the two nationwide GSM operators, UMC and Kyivstar, competing for market share. The stated objective of each was to achieve one million subscribers by the end of 2001. Although both operators formally announced success in achieving their objectives, the resulting impact on subscriber profiles significantly altered the profit potential of the market. Specifically, average revenue per user ("ARPU") declined rapidly during the year as the operators offered aggressive incentives to their dealer networks to attract the maximum amount of users, irrespective of recurring revenues.

     In 2001 Golden Telecom GSM experienced a 9% rise in active subscribers and a 29% decline in ARPU. Due to the continued strong competitive pressure and the limited coverage of our network in Ukraine, a decision was taken in 2001 to freeze further significant investment into our mobile operations. This, coupled with regulatory issues, and the need to commit significant investment to continue to grow, has led us to reassess our plans for this business and the company recorded a $10.4 million impairment charge, in 2001, on the carrying value of the long-lived assets of this division. More detailed information on this matter is included under "Management Discussion and Analysis." We intend to refocus our mobile operations as an additional service from Golden Telecom BTS to corporate clients.

This completes our discussion of our operating divisions.

     We also hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in twenty-four mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

EMPLOYEES

     On December 31, 2001, we and our consolidated subsidiaries employed a total of 1,243 full-time employees and our joint ventures, excluding MCT, employed 536 full-time employees. On December 31, 2000, we and our consolidated subsidiaries employed a total of 944 employees and our joint ventures employed 504 full-time employees. Included in the number of full-time employees were 16 and 20 expatriates as of December 31, 2001 and 2000, respectively.

     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

OUR LICENSES AND NETWORK FACILITIES

  SIGNIFICANT LICENSES

     Our subsidiaries and ventures hold the following licenses in Russia and Ukraine, which are materially significant to their operations:

     Switched Voice Services. In Russia, we hold several licenses for switched services. Sovintel holds four such licenses. The first license was issued to Sovintel by the Ministry of Communications and authorizes Sovintel to provide local, intra-zonal, intercity and international telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on March 17, 2008. The second license authorizes the provision of the same services in different regions and expires on July 20, 2005. Two other licenses authorize the provision of the same services in other Russian regions and expire on February 15, 2006 and October 4, 2006, respectively. On April 27, 2000, a five-year license was reissued to TeleRoss for provision of local and intercity services in forty-four regions including the cities of Moscow and St. Petersburg. This license allows our networks in these regions to interconnect with the local public network.

     In Kiev, Ukraine, we hold licenses for provision of overlay network services, including local, domestic long distance and international long distance services, in the name of Golden Telecom LLC Ukraine. The first license authorizes the provision of intercity and international telephone services in several regions of Ukraine, including Kiev and Odessa. It expires on December 31, 2013. The second license authorizes the provision of local telephone services in several cities, including Kiev and Odessa. The license expires on December 31, 2007. Two more licenses authorize the provision of intercity and local telephone services in several Ukrainian cities. These licenses expire on January 28, 2014 and January 28, 2009, respectively.

     Leased Circuits. On October 23, 1998 TeleRoss was issued a license to lease international circuits in fourteen regions, including Moscow. This license will expire on August 22, 2002 and a new license will be sought and we expect to receive such. On April 9, 1999 TeleRoss was issued a five-year license to lease local, intercity and international circuits in forty-two regions of Russia, including Moscow and St. Petersburg. On April 27, 2000 TeleRoss was issued a five-year license to lease local and intercity circuits in forty-three regions of Russia, including Moscow. Sovintel holds five licenses to provide local, intercity and international circuits in twelve regions of Russia, including Moscow and St. Petersburg which expire on April 16, 2004, July 20, 2005, February 15, 2006, July 5, 2006 and October 4, 2006, respectively.

     Data Services. On April 9, 1999 TeleRoss was granted a five-year license to provide data transmission services via a dedicated network to seventy-four regions covering a large portion of Russia. The license permits TeleRoss to interconnect with other data transfer networks in Russia. Five similar licenses were issued to Sovintel for twelve regions including Moscow and St. Petersburg. The licenses are through June 26, 2003, April 16, 2004, July 20, 2005, February 15, 2006 and October 4, 2006, respectively. Cityline was granted a five-year license to provide data transmission services in St. Petersburg and the Leningrad region that expires on November 17, 2003. A similar license for the Kaliningrad region will expire on March 30, 2003. PTK was granted a five-year data transmission license for Moscow and the Moscow region. This license expires on May 18, 2006.

     Local Access Services. The five-year license issued to TeleRoss on April 27, 2000 authorizes TeleRoss to provide local telephone service to 150,000 subscriber local access lines in Moscow and 22,000 subscriber local access lines in various regions of Russia. PTK was issued a license to provide local telephone services to 10,000 subscriber local access lines in Moscow. This license expires on November 10, 2010.

     Telematics Services. A five-year license was granted to TeleRoss on April 9, 1999 to provide telematics services for subscribers in Moscow. A similar five-year license was granted to TeleRoss on April 7, 2000 for subscribers in seventy-three regions of Russia. Five similar licenses were issued to Sovintel for sixteen regions including Moscow and St. Petersburg. The licenses are valid through June 26, 2003, April 16, 2004, July 20, 2005, February 15, 2006 and October 4, 2006, respectively. Cityline holds a five-year license to provide telematics services in Moscow, St. Petersburg and in the Moscow, Leningrad and Kaliningrad regions. This license expires September 18, 2003. PTK was granted a five-year license to provide telematics services for subscribers in Moscow and the Moscow region. This license expires on March 15, 2006.

     Mobile Services. Golden Telecom (Ukraine) holds an operating license for mobile services in Kiev and surrounding regions, which expires on December 31, 2007. The associated frequency licenses expire on July 31, 2013 and July 7, 2014. In addition, Golden Telecom (Ukraine) received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until January 28, 2009, as well as a frequency license for Odessa and the Odessa region valid until January 19, 2010. Golden Telecom (Ukraine) also holds a relay license for Kiev and the Kiev region, which expires on January 25, 2005 and for the Odessa region, which expires on August 2, 2015.

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

  Metropolitan Area Networks

     In Moscow, St. Petersburg, Nizhny Novgorod and Kiev we operate metropolitan area networks (MANs) through the CLEC Services Division of TeleRoss, Sovintel, ADS and Golden Telecom (Ukraine). In each of these locations, we own or lease local access lines and private branch exchanges (PBXs), local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone.

     Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow city public telephone network. The elements of this Moscow MAN operated by the CLEC Services division of TeleRoss and Sovintel include the following facilities:

     - Access lines supporting over 190,000 local numbers connecting approximately 2,500 buildings to more than 450 PBXs. These PBXs are often located on customer premises to distribute advanced telephony services in those premises to the end-users. These PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network;

     - A network of 16 hub PBXs connected to the fiber optic network, complemented by a Nortel DMS 100I, a Nortel DMS 100E local switch with advanced functionality, and a Siemens EWSD combined local and long distance switch. The hub PBXs act as traffic aggregators for our 450 PBXs located in customer premises;

     - Approximately 1,750 kilometers of fiber optic backbone and access network using Synchronous Digital Hierarchy rings and Plesiosynchronous Digital Hierarchy tails. This fiber optic network carries our traffic between all our network elements in Moscow. This network connects us to major office buildings, hotels, business centers, and factories and is co-located with 22 central offices of Moscow City Telephone Network, where we have access to copper wire facilities. The copper wire facilities are used in circumstances where a customer's requirements do not justify the immediate investment in fiber optic facilities.

       Of this fiber optic backbone and access network, approximately 850 kilometers connects our network switches with over 78 local/tandem switches of the Moscow public telephone network and Rostelecom's long distance and international network to provide full interconnectivity; and

     - A Nokia DX200 local and tandem switch, with 150,000 operational local numbers, is interconnected to the local public switched telephone network via our backbone fiber optic network and leased channels. Of these approximately 32,000 are included in Sovintel's 82,000 local access numbers.

     Sovintel provides local access for its data service offering in Moscow generally using the same intra-city transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks in cases where our data customers are not otherwise on our network. In these circumstances, involving approximately half of our Moscow data customers, we lease local access from Moscow City Telephone Network, Combelga, Macomnet, Golden Line and other competitors. Thus, our customers for data services may use the same local access as provided by their voice service providers.

     Sovintel's and TeleRoss' St. Petersburg network consists of a Siemens EWSD tandem, local and long distance switch, interconnected to the St. Petersburg public telephone network through St. Petersburg City Telephone Network and Petersburg Transit Telecom Network, with capacity for 10,000 local numbers, and 49 PBXs that are installed on customer premises and within business centers. We have constructed approximately 350 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network. This is complimented by TeleRoss's data and IP network with an additional 80 kilometers of fiber optic cable, 14 PBXs and STM-4 capacity on our international cable system.

     ADS' Nizhny Novgorod network consists of interconnect to 11 exchanges, installed capacity of 15,400 local numbers, of which approximately 13,500 are activated, connections to 10 PBXs that are installed on customer premises and within business centers. ADS has constructed 46 kilometers of fiber optic cable in and around Nizhny Novgorod which is used to connect office buildings and business centers to their network. This is complemented by the KIS data and IP network with an additional 34 kilometers of fiber optic cable and STM-1 capacity. Additionally, TeleRoss Nizhny Novgorod and Cityline's subsidiary, Inforis, have last mile and a total of 480 lines of dial-up access capacity. In 13 nodes of the Nizhny Novgorod city network, KIS provides Asymmetric Digital Subscriber Line access for dedicated Internet provisioning over the customers' copper pair connection.

     In Ukraine, Golden Telecom (Ukraine) provides local exchange carrier services through our MAN in Kiev. Golden Telecom BTS provides last mile connections (both copper and fiber optic) from three large PBX switches acting as central offices in the city and a large quantity of smaller PBXs. In Kiev, we have constructed a 177-kilometer fiber optic ring consisting of a main loop and five sub-rings. We plan to extend the total fiber optic network to serve additional customers. We have also constructed a data network consisting of seven data switches.

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

     We are continuing to review alternative access technologies with technology providers, our partners, and other providers in the Russian Internet market. We are building a premium Internet network for our subscribers, and to this end we were the first to order Gigabit Switch Routers (GSR) from Cisco for the Russian market. Currently we have two of these routers in major traffic points in our network, and we will be expanding, as necessary, with similar or other large-scale technologies in the future. As of December 2001 there were almost 3,800 modems available for access in Moscow, and more than 8,000 modems throughout the ROL network. We are continuing to expand our modem pools as necessary to meet market demands, subject to the limitations of the infrastructures that are currently in place. In all cases, our major backbone links are 100% redundant and provide immediate backup and recovery facilities.

     The hub of our Internet Protocol network is our Internet Data Center in Moscow. This location has redundant power supplies as well as high level security and fire systems. The center was built taking world class standards into consideration. In addition, during 2000, our Network Monitoring Center was completely refurbished to aid in preventative and reactive maintenance of the backbone.

  International Networks

     Sovintel and the Long Distance Services division of TeleRoss provide international switched voice, data and IP services in Russia using leased transmission capacity that they obtain from Rostelecom and Transtelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, Golden Telecom (Ukraine) leases capacity from Ukrtelecom for domestic segments and international operators for international segments. We operate two international gateway switches. One switch, Sovintel's Nortel DMS 300, is located in Moscow, and the other international gateway switch, Golden Telecom (Ukraine)'s Siemens EWSD, is in Kiev. These international gateway switches carry our international switched voice traffic to international operators with which we have interconnect and settlement agreements.

     The Data and Internet Services division of TeleRoss uses Nortel asynchronous transfer mode Passport technology for its core data network to provide certain international private line circuits and international data transmission services, such as X.25, asynchronous transfer mode and frame relay and Cisco routers for Internet access. The Data and Internet Services Divisions of TeleRoss and Golden Telecom BTS lease domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, Transtelecom, Ukrtelecom, Rascom and Sonera. International segments of these offerings are provided in cooperation with international operators such as Sonera, Ebone, Cable & Wireless, AT&T and Infonet. In Ukraine, international outgoing and incoming traffic is similarly routed by Golden Telecom (Ukraine) via fiber optic cable to Ebone, Cable & Wireless and Sovintel in Moscow and several other international operators. In addition to their land-based network, the Data and Internet Services and the Long Distance Services divisions of TeleRoss also use satellite transmission to offer the same services between Moscow and other major Commonwealth of Independent States cities such as Almaty, Tashkent, Tbilisi and Baku.

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

  Domestic Long Distance Networks

     TeleRoss developed a land and satellite-based regional network to provide domestic long distance and data services in Russia. Our land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom and Transtelecom. We use this land-based network primarily to serve our regional Data and Internet businesses. This network together with our satellite-based network currently accesses 140 different points of presence across Russia and in certain other large cities in the Commonwealth of Independent States. We may further develop our land-based network to meet the demands of our customers, especially customers in our Data Service division.

     TeleRoss also leases capacity on a satellite transponder (72 MHZ) from Intelsat in accordance with the terms of a five-year lease, which expires in March 2004. The coverage area of this satellite, or "footprint", includes the full territory of Russia and other countries of the Commonwealth of Independent States. Using this leased satellite transponder, TeleRoss serves fourteen Regional Earth Stations (RESs) and 50 VSAT stations across the country. A VSAT is a relatively small satellite antenna, typically 1.5 to 5 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located.

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

     - VSAT technology is expensive for customers with limited capacity requirements; and

     - There is no "public data network", so we need to establish land-based points of presence in each location where customers require data services.

     We are implementing a strategy to integrate the land-based and satellite networks and to integrate the different technologies integral to each, thereby developing a single, multi-purpose network. The technologies required to carry voice over packet networks, such as voice over frame relay, voice over Internet Protocol and voice over asynchronous transfer mode, have become available and allow for such network integration. This integration may benefit us in different ways, as it:

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

     We have already upgraded 30 points of presence to carry packet switched voice, and we intend to upgrade other points of presence to provide this capability as well.

  Mobile Network

     Golden Telecom (Ukraine) operates a GSM-1800 network in Kiev, Ukraine and the immediately surrounding areas with a mobile switching center and 60 base stations. In August 2000 we commenced operations in Odessa, Ukraine and now have a mobile switching center and 29 base stations. The networks also include various value-added service platforms offering voicemail, short message service, and prepaid cellular administration.

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

     - An overview of the political and economic environment; and

     - An overview of the legal, tax and regulatory regimes.

  OVERVIEW OF TELECOMMUNICATIONS' MARKETS IN RUSSIA AND UKRAINE

     The Telecommunications' Market in Russia. Prior to the early 1990s, the telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local telcos provide local exchange services for customers within their regions, but they are not licensed to provide domestic long distance or international services. Likewise, Rostelecom is prohibited from offering local exchange and local access services. In the incumbent network domestic long distance calls to and from areas outside the local telcos' service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

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

     In September 1995, the Russian government established Svyazinvest as a holding company for the state's telecommunications assets. Svyazinvest now holds the Russian government's equity interests in all the local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. The Russian government repeatedly stated that it intends to sell a further 25% minus two shares but has not completed any tenders. In 2000 the government announced a plan to restructure and consolidate Svyazinvest's holdings. Svyazinvest currently owns controlling voting interests in over 80 local telcos and Rostelecom and owns substantial equity interests in four other local telcos, including Moscow City Telephone Network. The consolidation is proceeding as planned and it is expected that the 80 local telcos will be consolidated into seven operating companies.

     The August 1998 Russian financial crisis severely restricted the profitability of the local telcos and their ability to make payments on liabilities denominated in foreign currencies and their ability to access new capital. The crisis also had a negative effect on demand for telecommunications services and on the ability of some customers to make timely payments. Since the August 1998 Russian financial crisis, we have seen continued reductions in per minute tariffs, in US Dollar terms, due to ruble devaluation, competitive pressures and also following the world-wide trend of reduced tariffs. This has led to reduced revenues for many operators but the effect on the margins in the industry has been partially mitigated by reductions in per minute settlements to be paid to other operators.

     In 2000 traffic volumes surpassed the levels carried by our network prior to the crisis and continued to increase during 2001. We believe this indicates an expansion in the Russian economy, especially within the telecommunications industry.

     The Telecommunications Market in Ukraine. The evolution of the telecommunications sector in Ukraine is similar to that in Russia. The infrastructure is outdated, the industry is inefficient and provides low-quality services, and many tariffs are set as a result of political considerations.

     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the state monopoly, was considered crucial for raising funds for the state in 2000, several changes in priorities and political positioning has resulted in further delay. To date, only about 3% of the monopoly has been privatized to employees and managers through a privileged sale of shares.

     The State Committee of Communications is the regulatory body that oversees the Ukrainian telecommunications industry. In 2001, the Committee also became the 100% owner of Ukrtelecom, the State monopoly. The Committee has responsibility for the management of state telecommunications holdings, licensing, and setting tariff regulations. Tariffs for local calls and calls between and within regions are set at levels far below those which would prevail in a deregulated market. Inter-operator tariffs, however, are often set at levels which challenge the ability of competing operators to effectively position themselves against the monopoly operator.

     Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country. Utel, a venture in which Ukrtelecom last year acquired total control from foreign shareholders, is the dominant national and long distance operator. Golden Telecom LLC Ukraine is the primary competitor to Utel in the capital city of Kiev. Ukrtelecom is the holding company for the state's telecommunications interests, including 24 regional local telcos, two municipal telecommunications operators, and the national transmission networks, along with broadcasting, research and satellite assets. The State Committee of Communications has made public statements to the effect that it considers competition a threat to the future privatization of Ukrtelecom, which the Committee owns, and that effective legislation must be introduced and enforced to limit and control the activities of competing operators.

     Public switched voice telephony in Kiev is delivered through a layered hierarchy similar to that used in Moscow. We connect our customers using our local access network with fiber optic and copper-based facilities, which provide direct interconnection with the Kiev city telephone network.

     The Ukrainian mobile telecoms market is currently served by five operating companies. Ukrainian Mobile Communications was the first operator to be licensed in Ukraine using NMT-450 technology. The original license for this incumbent allows it to receive permits and licenses for virtually any and all other standards. UMC operates a GSM-900 network and recently received approval to implement GSM-1800. Other GSM-900 operators are Kyivstar and Ukrainian Radio Systems, also known as Wellcome. Golden Telecom LLC Ukraine commenced operations in accordance with its GSM-1800 license in late 1996. There is one licensed DAMPS operator in Ukraine, Digital Cellular Communications.

  OVERVIEW OF THE POLITICAL AND ECONOMIC ENVIRONMENT IN RUSSIA AND UKRAINE

     Russia's Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and an underdeveloped judicial branch. Boris Yeltsin was elected to a second term as President in July 1994 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000.

     Prior to his election to the presidency, President Putin was appointed Prime Minister by former President Yeltsin and confirmed by the Duma on August 16, 1999. Prior to his appointment as Prime Minister, President Putin served as the Head of the Russian Federal Counter-Intelligence Agency and as the Head of the Internal Controls Department of the President's Administration. President Putin has stated that he intends to follow his predecessors' policies but with an increasing emphasis on the fight against corruption and the effective exercise of the power of the state. Mr. Putin has also pursued a policy emphasizing increased cooperation with European powers and the United States, especially in the proclaimed "War Against Terrorism" initiatives in response to the attacks on the United States on September 11, 2001. With the frequent changes of government in Russia and the other countries of the Commonwealth of Independent States government policies are subject to rapid and potentially radical change.

     The political and economic changes in Russia over the last eleven years have resulted in significant dislocations of authority. As a result of the frequent turnover at the federal government level, the continuing absence of an effective central government and direct elections at the local level, certain regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal elements have taken advantage of these dislocations. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions.

     Russia's Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble's value declined substantially below the 9.5 rubles/US dollar floor set on that date, but in the last year has settled at approximately 29-30 rubles/US dollar. World oil prices have contributed to the recent relative stability of the ruble as the Russian Central Bank has reported hard currency reserves of over $37.4 billion, as at March 15, 2002. It is predicted that these reserves will increase to $39 billion in 2002. According to government figures, inflation has come under relative control since the crises with annual inflation numbers for 1998 at 84%, 1999 at 36%, 20% for 2000 and 19% for the year 2001. Inflation is expected to be in the 15 percent range for 2002. Officials estimate that there will be US$36 billion trade surplus in 2002 and gross domestic product increase of over 3.5% in 2002 as compared to 2001. Foreign direct investment is expected to increase from $5.5 billion in 2001 to $6 billion in 2002. Further, there has been a steady decline in capital flight since 1998 and this trend is predicted to continue in 2002. These positive economic indicators must be considered in the context of Russia's status as a major exporter of oil and any decline in world oil prices may severely impact the value of the ruble and the continued development of Russia's economy.

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

     The appointment of Anatoly Kinach to replace the pro-reform Victor Yuschenko as Prime Minister, whose government was voted down in a vote of no-confidence by the Parliament, was seen as a convenient way to resolve the ongoing conflict that existed between the President and Mr. Yuschenko. Parliamentary elections are scheduled to take place at the end of March 2002 and Mr. Kinach has established a reputation as being a cooperative Prime Minister acting in a caretaker role until the elections. During this period, President Kuchma has been able to implement policy as he sees fit.

     Although President Kuchma has been able to maintain a fair amount of control over policy, power is fairly evenly divided between the president and parliament. Political reform efforts have progressed somewhat during Ukraine's first ten years as an independent country, but there is still more to do in creating a judicial system which acts independent of political motivations.

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

     Even with the repeated delays in obtaining further credits from the IMF and World Bank, Ukraine was able to achieve GDP growth of approximately 9% in 2001 following 6% growth in 2000. Annual inflation was kept below 15% due to currency stability, increased productivity, and a working fiscal policy.

     Ukraine's fiscal budget and economic stability continues to be dependent upon continued support from foreign lending institutions. Although negotiations with the IMF and other creditors appear to be proceeding well there can be no assurance that Ukraine will continue to receive funding from the IMF or any other lending institution. There can also be no assurance that Ukraine will be able to continue to restructure its foreign debt.

  OVERVIEW OF THE LEGAL, TAX AND REGULATORY REGIMES IN RUSSIA AND UKRAINE

     Russia's Legal, Tax and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While a rudimentary legal framework has partially developed, legislation is often inconsistent, contradictory, poorly drafted and unclear. This general characterization is particularly applicable to corporate governance regulations and tax legislation. During 2000, at the urging of President Putin's government, the State Duma approved the first two parts of the revised and reportedly simplified Russian Tax Code. The second part entered into effect as of January 1, 2001 and additional provisions came into effect as of January 1, 2002. Similarly, under pressure from the executive branch, the Duma finally enacted a new Labor Code, which entered into effect in February 2002 and replaced the antiquated Labor Code left over from the Soviet era. Still, ambiguities in the law are exploited by bureaucrats struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary lacks the power necessary to enforce its judgments and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary is not unusual. Hence, in such an environment, contracts are frequently unenforceable in courts of law.

     The State Duma has enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that such property is expropriated or nationalized, legislation provides for reimbursement of the value of the property and damages. However, due to the lack of state budgetary resources, experience and political will to enforce these provisions, and due to potential political changes, it is uncertain whether such protections could be enforced.

     In addition to telecommunications legislation, the Russian telecommunications industry is also shaped by privatization legislation and the resulting privatization of state-owned telecommunications enterprises over the last several years.

     Generally, taxes payable by Russian companies are numerous and substantial. They include taxes on profits, revenue, assets and payroll, as well as value-added tax. The recently enacted Tax Code represents an attempt to rationalize the federal tax system. The effect of the new Tax Code on our operations has and should become increasingly evident as the new Code is implemented. We expect an overall reduction in our Russian tax burden. For example, from January 1, 2001 under the new Tax Code, taxes calculated on the basis of revenue have decreased from 4% to 1% of revenue and the maximum unified payroll tax decreased from 38.5% to 35.6%. From January 1, 2002, the rate of corporate profit tax has decreased from 35% to 24%.

     Russian companies within the same ownership group cannot be consolidated, and therefore, each company must pay its own Russian taxes. Because there is no consolidation provision, dividends are subject to Russian taxes at each level that they are paid. Currently, dividends are taxed at 15% and the payor is required to withhold such tax when paying dividends, except with respect to dividends paid to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. Until recently, the system of tax collection has been ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. Although collection efforts seem to have improved over the last year, the continuing possibility of large government budget deficits raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect us.

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

     In addition, the new Tax Code authorizes Russia's regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have each established a local sales tax rate of 5 percent.

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

     A new draft law "On Communications" is being considered by the government and is expected to be passed in 2002. There have been some indications that the law may contain restrictions on foreign ownership in the telecommunications industry.

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

     The tax regime in Ukraine is similar to that in Russia, including taxes on profits, revenue, payroll, and VAT. In order to stimulate economic growth and broaden the tax base, in 1999 the Government introduced a significant reduction in payroll taxes followed by a subsequent reduction in revenue-based taxes in 2000. Despite these recent positive changes, Ukrainian tax legislation still remains unstable and unclear and, therefore, is open to broad interpretation and enforcement by tax authorities.

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

     The regulatory framework governing the telecommunications industry in Ukraine, while relatively less developed and less comprehensive, is generally similar to the Russian regulatory framework. In the Ukrainian framework, the Ministry of Communications and the position of Minister of Communications is supplanted by the State Committee for Communications headed by the Chairman of the Committee. A new draft of the telecommunications law has been prepared and is being reviewed by the government. The law is expected to provide clearer guidelines about the relationship between the state monopoly and independent operators than exist today.

     In the middle of 2001, the Chairman of the State Committee for Communications who was considered to be fairly reformist was suddenly replaced by a significantly more conservative Chairman. Since that time, Golden Telecom and other operators have experienced delays in receiving telecommunication services from Ukrtelecom. The Chairman has gone on record as saying that market liberalization in Ukraine has occurred too fast and that privatization of Ukrtelecom will be hindered should sufficient controls not be put in place.

     A faction within the Parliament introduced a bill which would have prevented telecommunications operators from charging for incoming calls of any kind. Although the sponsors of the bill were attempting to expedite the calling party pays concept common in other countries, they overlooked the basic requirements needed to fully support the concept in Ukraine; namely legislation governing inter-operator settlements and billing functionality enhancements within the local infrastructure. The bill was defeated in early 2002 after successful lobbying by the major players in the market.

                FACTORS THAT MAY ADVERSELY AFFECT FUTURE RESULTS

RISKS ASSOCIATED WITH DOING BUSINESS IN RUSSIA, UKRAINE AND OTHER COUNTRIES OF THE COMMONWEALTH OF INDEPENDENT STATES

     We generate substantially all our revenues from operations in Russia, Ukraine and other countries of the Commonwealth of Independent States. All companies operating in the Commonwealth of Independent States, including our company, face significant political, economic, regulatory, legal and tax risks, some of which are described below.

  POLITICAL INSTABILITY IN THE COUNTRIES IN WHICH WE OPERATE COULD DEPRESS FOREIGN AND LOCAL INVESTMENT AND SPENDING, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Since the dissolution of the Soviet Union in December 1991, Russia, Ukraine and the other countries in which we operate have, to varying degrees, been undergoing significant political and economic transformation. A generally stable political climate has emerged ten years after this transformation but economic development remains hampered by the absence of a consistent and comprehensive legislative framework necessary to implement and enforce market oriented reforms and by widespread corruption among government officials. A re-occurrence of the political instability that characterized the first several years of the transformation could disrupt the direction and the pace of economic development. Such a disruption could discourage foreign and local investment and spending, in which case demand for our services could decrease and our results of operations could deteriorate. If this were to occur, then the market price of our stock could decrease.

  RECENT TERRORIST ACTIVITY IN THE UNITED STATES AND THE MILITARY SITUATION IN AFGHANISTAN MAY AFFECT THE RUSSIAN POLITICAL AND ECONOMIC SITUATION AND DEMAND FOR OUR SERVICES

     The September 11, 2001 terrorist attacks in the United States caused widespread worldwide economic disruption and uncertainty, threatening recession in many countries. If major national economies experience economic recession, there could be negative spillover effects on the Russian economy. Recent military action in Afghanistan could spread to countries of Central Asia that share commons borders with the Russian Federation or to other countries, such as Iraq, which are traditional allies of Russia. If these areas become unstable, there could be less investment and less development in the markets where we operate and therefore less demand for our services.

     Such events could also lead to increased Russian nationalism that could negatively impact Russian attitudes to foreign direct investment and to business relationships with suppliers like us. These factors could lead to decreased demand for our services. Russia's public support of the military action in Afghanistan could cause Russia to become a target of terrorist actions. If widespread terrorist acts are committed in Russia and other markets where we operate, our operations and financial results could be adversely effected. Further, the terrorist attacks, military action and threats of future terrorist actions have created volatility on world stock markets. If such volatility continues, it could negatively affect our share price.

  ECONOMIC INSTABILITY IN RUSSIA AND UKRAINE COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND OUR ABILITY TO COLLECT ON OUR INVOICES

     After August 1998, the Russian and Ukrainian economies entered into an economic downturn that was exacerbated by political instability. The political situation in Russia and Ukraine has recently stabilized, but any future instability or lack of economic growth in the countries in which we operate could mean that demand for our services will remain depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies in 1998 weakened the financial condition and the results of operations of many of our customers. As a result, some of these customers were unable to pay our invoices or maintain their telecommunication services, and our revenues suffered accordingly. The demand for our services could again become depressed if the Russian and Ukrainian political and economic situations deteriorate to a degree that may precipitate the reoccurrence of financial crises.

  MONOPOLIZATION OF THE ECONOMY BY LARGE BUSINESS COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES

     Since the break-up of the Soviet Union in 1991, the development of a market economy in Russia has been characterized by the concentration of economic power in a small number of large enterprises centered for the most part in the natural resources industries. Unlike in other countries of eastern Europe, the development of small and medium-sized enterprises ("SME's") in Russia has been slow, due in part to the lack of financial resources for SME's, administrative restraints on SME development and inadequate support from a poorly functioning banking system. The SME sector is one from which we anticipate demand for our services. The Russian government has made statements expressing the need to develop SME participation in the economy, but the legislative framework necessary for the development of the SME sector is not consistently implemented and enforced. If the SME sector does not develop as expected, the potential market for our services may be limited.

  THE RUSSIAN MONETARY AND CURRENCY CONTROL SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES TO HARD CURRENCY AND MANAGE CASH FLOWS

     The ruble is generally non-convertible outside Russia, so our ability to hedge against further devaluation by converting to other currencies is significantly limited. Within Russia, our ability to convert rubles into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. A default on Russia's sovereign debt could lead to greater protectionism and stricter controls on currency conversion which in turn could further restrict our ability to manage currency risk. We manage intercompany liquidity through a cash-collateralized debt facility offered through a Western bank operating under a Russian banking license. If we lose access to this facility or a similar hard currency facility, our ability to manage our liquidity position and foreign exchange risk may suffer.

     The Russian government's default on its obligations to make payments on its internal debt in August 1998 triggered a substantial decline in the value of the ruble and the bankruptcy of a number of prominent Russian banks and businesses. As a result, the value of the ruble against the US dollar fell significantly, and this decline has negatively affected, and continues to affect, our financial performance. Our consolidated and non-consolidated entities recorded an aggregate $13.1 million pre-tax charge in the third quarter of 1998, $5.3 million in fiscal year 1999, $2.0 million in fiscal year 2000, and $0.6 million in fiscal year 2001. These charges related primarily to foreign currency exchange losses for ruble-denominated net monetary assets. Continued decline in the value of the ruble would negatively affect our results of operations and could require us to record another significant pre-tax charge.

  FLUCTUATIONS IN THE GLOBAL ECONOMY MAY ADVERSELY EFFECT RUSSIA'S ECONOMY AND OUR BUSINESS

     Russia's economy is vulnerable to market downturns, volatile currency fluctuations and economic recessions in other parts of the world. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy. Additionally, because Russia produces and exports large amounts of natural resource commodities in the world market for hard currency, the Russian economy is especially vulnerable to world oil prices and other commodity prices; a steep decline in world commodity prices could disrupt the Russian economy or cause significant state budgetary shortfalls. Further, certain economic indicators suggest that some large economies are in the midst of economic recession. These developments could severely limit our access to capital and could adversely affect the purchasing power of our customer base. A dramatic decline in world oil prices could cause severe budgetary shortfalls leading to increased social and political instability.

  CONTINUED RUSSIAN INFLATION COULD REDUCE DEMAND FOR OUR SERVICES

     Russia experienced a marked increase in consumer price inflation in 2001 at a rate of 18%. In January 2002, the monthly rate hit a 3-year high and the Russian government expects inflation to be in the 12-15% range for 2002. Heavy and sustained inflation could lead to market instability, new financial crises, reductions in consumer buying power and erosion of consumer confidence. Any one of these events could lead to a decreased demand for our services.

  REORGANIZATION OF THE RUSSIAN TELECOMMUNICATIONS INDUSTRY MAY AFFECT OUR RELATIONSHIP WITH ROSTELECOM

     The Russian government has structured the telecommunications industry so that one entity, Svyazinvest, controls Rostelecom, our partner in Sovintel, and most of our other principal wire-line joint venture partners. During the last several quarters the Russian business press has reported that Rostelecom may be merged with Svyazinvest. This reorganization could make it more difficult for us to attract and retain customers because our business relationships with our joint venture partners, which make up a major component of our business strategy in Russia, may suffer. Further, Svyazinvest is in the process of consolidating the regional entities that it controls. With the proposed merger of Svyazinvest companies into larger regional companies, we may face stronger competition from these new entities. Further, if we are able to consummate the Sovintel transaction such that we purchase the remaining 50% ownership interest in Sovintel from Rostelecom, we are not sure that we may rely on continued strong commercial relations with Rostelecom.

  REORGANIZATIONS IN THE UKRAINIAN TELECOMMUNICATIONS SECTOR MAY HAVE STRENGTHENED THE POSITION OF THE MONOPOLY INCUMBENT AND ENCOURAGED UNFAIR COMPETITION

     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. The ownership of Ukrtelecom has been transferred from the State Property Fund to the State Committee for Communications (effectively the Ministry of Communications). Thus, the committee responsible for regulating telecommunications in Ukraine now owns and theoretically regulates the incumbent monopoly. Although it is planned that a portion of Ukrtelecom shares will be sold into the market during the privatization process, it is expected that the Ukrainian government will continue to control 51% of the Ukrtelecom shares. This will allow the Ukrainian government to control Ukrtelecom and will afford the Ukrainian government the opportunity to further control the telecommunications industry through Ukrtelecom.

     The emergence of a single self-regulating Ukrainian telecommunications monopoly may have adverse financial consequences for us because:

     - We have no effective recourse against the state monopoly carrier since the state regulator controls and manages the monopoly carrier and the judiciary system is severely underdeveloped and unreliable;

     - A single Ukrainian self-regulating monopoly is able to create favorable market conditions for itself and cause unfavorable conditions for us;

     - Our ability to negotiate reasonable interconnection rates may suffer; and

     - Any subsequent privatization of Ukrtelecom may bring in strong management and resources from a major telecommunications operator, increasing its competitive strengths.

  DISPUTES BETWEEN GOLDEN TELECOM LLC UKRAINE AND UKRTELECOM MAY NOT BE RESOLVED IN OUR FAVOR

     Golden Telecom LLC Ukraine has been involved in litigation with Ukrtelecom, the state telecommunications operator, over Ukrtelecom's failure to fulfill contractual operations to provide numbering capacity to Golden Telecom LLC Ukraine. Due to the fact that there is no effective legal recourse available to Golden Telecom LLC Ukraine, we have entered into negotiations with Ukrtelecom to reach a compromise solution. Because of Ukrtelecom's monopolistic position in the market and antagonistic positions towards Golden Telecom LLC Ukraine, we cannot be sure that this dispute will be settled in a manner satisfactory to Golden Telecom LLC Ukraine. Failure to resolve this dispute favorably will damage our business.

     In another dispute with Ukrtelecom, Golden Telecom LLC Ukraine has brought a case against Ukrtelecom before the Ukrainian Anti-Monopoly authorities charging Ukrtelecom with abuse of their monopoly position by not providing additional local, intercity and international transmission capacity as required by law. The Anti-Monopoly authorities may rule against Golden Telecom LLC Ukraine. Further, negotiations between Golden Telecom LLC Ukraine and Ukrtelecom to settle this dispute may not be resolved to the satisfaction of Golden Telecom LLC Ukraine. Our ability to grow our business services operations in Ukraine will be limited if we do not have access to adequate numbering capacity at reasonable rates.

  THE CITY PROSECUTORS OFFICE IN KIEV IS INVESTIGATING GOLDEN TELECOM UKRAINE
  LLC

     On March 1, 2002 we became aware that the Kiev City Prosecutor's Office has initiated an investigation into the activities of our 69% owned subsidiary in Ukraine, Golden Telecom (Ukraine). Although all the facts concerning the allegations are not to known to us at this time, the investigation appears to concern alleged improprieties in the manner in which Golden Telecom (Ukraine) routed certain traffic through the state owned monopoly carrier, Ukrtelecom. Any prosecution of these alleged offences could result in the imposition of heavy fines, the revocation of our licenses or the shutting down of our businesses. Any one of these events would have a serious detrimental effect on our operations.

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

     Russia's parliament recently adopted legislation that could restrict foreign ownership of telecommunications operators if necessary to protect the social order and national security. The Russian government is currently drafting a new law on telecommunications that could further restrict foreign ownership of telecommunications operators. The president of Ukraine recently issued an edict drafted by the Ukrainian National Security and Defense Board that introduces additional regulations in the telecommunications industry in Ukraine. Any change to current government regulations or policies that negatively affects our ownership structure, our licenses or our ability to obtain licenses in the future would restrict our operations in Russia and Ukraine.

     It may be difficult and prohibitively expensive for us to comply with applicable Russian telecommunications regulations related to state surveillance of communications traffic. Full compliance with these regulations that allow the state to monitor voice and data traffic may be overly burdensome and expensive. Noncompliance may lead to the administration of fines, penalties, or the revocation of our operating licenses. Further, some customers may decline to utilize the services of a telecommunications provider whose networks facilitate state surveillance of communications traffic.

     Ukrainian regulatory authorities have established mandatory tariff guidelines for fixed operator services. The national carrier, Ukrtelecom and its joint venture, Utel, charge settlement fees in excess of the mandatory guidelines. In addition, the mandatory guidelines set tariffs in local currency units and the guidelines do not adjust to reflect the creeping devaluation of the local currency. Consequently, our pricing structure in Golden Telecom LLC Ukraine may, from time to time, exceed the limits established in the mandatory guidelines. Any enforcement action undertaken in regard to the pricing guidelines by Ukrainian authority could result in fines or in the suspension or revocation of our Ukrainian licenses.

     Until August 2000, Ukrainian legislation prohibited the establishment and operation of telecommunications ventures in which foreign investors own more than 49%. Our investments in Golden Telecom LLC Ukraine are made both directly through a foreign company and indirectly through a wholly owned Ukrainian subsidiary. If Ukrainian authorities determine that the prohibition against foreign participation extended to indirect holdings, we would have been in violation of this legislation. Similarly, if Ukrainian authorities re-instate the prohibitive legislation against foreign ownership of telecommunications ventures, we could be found to be in violation of the prohibition. The consequences of any historical or future violations are unpredictable and may include fines, license suspension or revocation, or an order to divest a portion of our holdings.

     In 2001, the Ukrainian government attempted to regulate the provision of voice traffic over the Internet ("VoIP") through the introduction of VoIP licenses and by enforcing obligatory VoIP traffic settlement payments to Ukrtelecom. Although this license process has not been formalized, we cannot be sure that any resulting licensing and related fees will not adversely affect our business should they be implemented.

  OUR OPERATING LICENSES MAY NOT AUTHORIZE US TO PROVIDE ALL OF THE SERVICES THAT WE OFFER

     The licensing and regulatory regime in Russia, Ukraine, and the markets in which we operate frequently do not keep pace with the technological advances in the telecommunications industry. Further, the rules and regulations are frequently not sufficiently detailed so as to provide meaningful guidance for compliance. Thus there exists a great deal of ambiguity in regard to the interpretation of licenses and the application of rules and regulations in regard to new services enabled by technological developments in telecommunications infrastructure and software. Although our operating companies possess a wide range of licenses issued by the Russian and Ukrainian ministries of communications, it is possible that the technical means by which we deliver some of our service offerings, or the service offerings themselves, may be subject to licensing requirements or restrictions and that our existing licenses do not satisfy these requirements or that we are in violation of these licensing requirements and restrictions. In the event that regulatory authorities determine that we are offering services without the requisite license or that we are delivering services in violation of our existing licenses, one or more of our operating licenses could be suspended or revoked or we could be subject to fines and penalties. The suspension, limitation in scope or revocation of a significant license or the levying of substantial fines could have a significant adverse effect on our operations and our financial results.

  RUSSIAN ANTI-TRUST POLICIES MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESSES AND TO ESTABLISH MARKET RATES FOR OUR SERVICE OFFERINGS

     Recently, the Russian Ministry for Anti-Monopoly Policy (MAP), the state agency responsible for establishing and enforcing the state's anti-trust policies, adopted a policy decision whereby each licensed telecommunications operator, including our operating companies, may be classified as a "monopolist". The policy was declared to be without effect by the Russian courts, however, if the policy were to be successfully enforced, our operating companies could be subject to increased state regulation. Since our product offerings are frequently priced at a premium in comparison with the state-owned incumbent offerings, it is possible that we could be required to reduce our tariffs. Any such regulation of our pricing would be detrimental to our financial results.

  SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the cellular phone industry. For example, in 1999 the Ukrainian parliament passed legislation introducing a 6% "pension tax" on cellular calls. This cost is passed along to our Ukrainian customers and may affect the ability of some of our customers to subscribe to our services. Although that legislation was introduced for a one-year period, it has been subsequently prolonged for the years 2001 and 2002. The enactment of other similar industry-specific legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.

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

     The Russian Communications Law requires any entity that offers any communications service to obtain the appropriate license in accordance with the Communications Law and other applicable licensing regulations. A similar licensing regime exists in Ukraine. However, neither the Communications Law, nor applicable regulations in Russia or Ukraine, provide clear guidelines for the issuance or extension of a license, and state agencies exercise broad discretion when determining whether to approve a license application, as well as the terms and conditions of any license. Similarly, our licenses may not be renewed on the same terms and conditions as preexisting licenses. Such broad discretion in the issuance of licenses may result in arbitrary decision making and may also give rise to opportunities for corruption.

     The Ukrainian regulatory agency requires that the terms of international licenses include provisions requiring licensees to pay unspecified annual amounts into local network development. The required amount of investment has yet to be defined but may be substantial, and we cannot predict whether failure to comply will lead to the revocation of our license or whether the financial burden associated with compliance may be so burdensome as to cause a deterioration of our financial results.

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

  OUR RUSSIAN AND UKRAINIAN TAX BURDENS MAY BE SIGNIFICANTLY GREATER THAN CURRENTLY ANTICIPATED

  Russia

     It is possible that our Russian taxes may be greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Because of the need for additional sources of budgetary finance, Russian tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Foreign companies are often forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on our future results of operations or cash flows in a particular period. Under Russian accounting and tax norms, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses in any other entity. Our overall effective tax rates may increase or our financial results may worsen as we expand our operations and if we are unable to implement an effective corporate structure that minimizes the effect of these accounting and tax norms.

  Ukraine

     Like the situation in Russia, Ukrainian tax law is unpredictable and tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. The constitution prohibits retroactive legislation, and the tax code requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, we are currently allowed to deduct losses in hryvna, the Ukrainian currency, on hard currency borrowings. This allowance resulted in a significant tax benefit in 1998. Recent decisions by the tax authorities, however, make it unclear as to whether this tax benefit will continue to be available. If this tax benefit is removed, we will be subject to significantly higher tax liability in the event of the continued devaluation of the hryvna.

  THE IMPLEMENTATION OF RUSSIA'S NEW TAX CODE MAY INCREASE OUR EFFECTIVE TAX BURDEN AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Russia introduced the first part of its new Tax Code in 1999. The second part of the new Tax Code entered into effect as of January 1, 2001 and additional provisions came into effect as of January 1, 2002. We cannot assure you that the new Tax Code will not result in a greater tax burden for our Russian operations or that our tax planning to date will not be frustrated by provisions of the new code, either of which could cause a material adverse effect in our operating results and cash flows.

     Tax authorities are beginning to implement the new code but during the transition period and until appropriate regulations consistent with the new code are promulgated, there is likely to be a period of confusion and ambiguity as tax inspectors and taxpayers become acquainted with the new code and the regulations that will guide its implementation and interpretation. Aggressive tax collectors may exploit any ambiguities in an attempt to collect additional tax revenue. In addition, as Russian tax legislation becomes increasingly sophisticated and as issues connected with capital flight remain unresolved, state bodies may introduce new legislation designed to minimize tax-avoidance schemes, such as transfer pricing, that have been abused in the past by Russian-registered companies. Additionally, Russian legislators may attempt to collect revenue generated from outside of Russia, but with a strong nexus to Russian nationals or Russian-registered entities, by introducing into the Tax Code concepts such as "controlled foreign company." As a result of these measures, our tax burden could increase and our financial results may suffer.

  WE MAY BE AT A COMPETITIVE DISADVANTAGE BECAUSE OF RESTRICTIONS IN THE FOREIGN CORRUPT PRACTICES ACT

     It is widely reported that Russia, Ukraine, and the other markets where we operate are plagued with widespread corruption and criminal activity. It is alleged that high levels of corruption exist among governmental officials and among quasi-commercial enterprises in which the state has an ownership interest. Commercial bribery is likewise believed to be widespread.

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

  MARKET CHANGE MAY IMPACT OUR ABILITY TO SUSTAIN GROWTH LEVELS

     Because of the uncertain nature of the rapidly changing market for Internet products and services we offer, period-to-period comparisons of operating results are not likely to be meaningful. In particular, although we experienced strong subscriber growth during 1999, 2000 and 2001 in our dial-up Internet access business, we are not certain that this level of subscriber growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Russia-On-Line brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. If we are unable to achieve long-term revenue growth in the Internet market, our financial results will be adversely affected.

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

     It is possible that the current economic difficulties and historical circumstances in Russia may create difficulties in maintaining our network. We rely to a significant degree on the Russian network being able to deliver our services, and the Russian network's underdevelopment may hinder our ability to obtain sufficient capacity for our traffic volumes, especially as we expand our Internet access business. Moreover, it is increasingly difficult to expand within Moscow because the existing city network does not have sufficient capacity, and we may be unable to procure enough telephone numbers and connection lines for our customers utilizing dial-up Internet access services. These factors may have a material adverse effect on our expansion plans and our ability to provide services to new customers.

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

  WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES

     Much of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of use that we hope to experience in our operations and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest in upgrades to the local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

  WE RELY ON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES

     Revenues from our five largest customers represented approximately 28% of our revenue for the year ended December 31, 2001, 32% of our revenue for the year ended December 31, 2000 and approximately 37% of our consolidated revenues for the year ended December 31, 1999. Accordingly, the loss of business from any of our key customers, or a reduction in tariffs charged to these customers could have a material adverse effect on our financial condition and results of operations.

     Vimpelcom, a Moscow cellular provider and our largest customer, has its prices regularly reviewed in the light of market conditions, which generally leads to a reduction in the fees paid to the CLEC Services division of TeleRoss. Revenues from Vimpelcom and its affiliates represented approximately 14% of our revenue for the year ended December 31, 2001, 16% of our consolidated revenues for the year ended December 31, 2000 and approximately 21% of our consolidated revenues for the year ended December 31, 1999. We agreed to reductions in Vimpelcom's fees through 1999, 2000 and 2001 and we may agree to further reductions in the future. Further negotiations may lead to a significant additional reduction in payments by Vimpelcom and may have a material adverse effect on our consolidated revenues. In addition, although we are currently unaware of any plans on the part of our key customers to move their business to other carriers, we cannot assure you that they will not reduce their reliance on us by developing relationships with other service providers.

  FALLING PRICES FOR OUR SERVICES MAY LEAD TO A DECLINE IN REVENUES

     Prices for international and domestic long distance calls, as well as Internet access and wireless services, have fallen substantially over the last few years in most of our current and potential markets. We expect that the prices for our services will continue to decrease for the foreseeable future as competitive pressures increase. These reductions are attributable, in part, to increased competition and the creeping devaluation of the currencies in the markets where we operate. Unlike us, most local carriers do not link their prices to the dollar exchange rate, so as the local currency devalues, their prices become relatively cheaper than our prices. In order to compete with these local operators, we expect that we will continue to lower our tariffs, which may result in declining margins.

  WE MAY BE SUBJECT TO LEGAL LIABILITY FOR OUR ONLINE SERVICES

     We host a wide variety of services that enable individuals to exchange information, generate content and engage in various online activities. The law in the jurisdictions in which we operate and in most other jurisdictions relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims in some jurisdictions have been threatened and brought against service providers for defamation, negligence, copyright or trademark infringement, unlawful activity, and tort. Due to the unsettled nature of the law in this area, we may be subject to these and other actions in the jurisdictions in which we conduct our business. Our defense of any such actions could be costly and could distract our management and other resources.

  RUSSIAN MEDIA PROPERTIES AND THE CONTENT OF OUR INTERNET PORTALS MAY BE SUBJECT TO INCREASED EDITORIAL SCRUTINY BY GOVERNMENTAL AUTHORITIES

     It has been widely reported in the international press that the Russian government is increasingly exercising direct and indirect control over media properties and the editorial content of news providers. There has been speculation in the same press that media properties that are critical or non-supportive of governmental policies or initiatives may be subject to increased governmental scrutiny or harassment. It was reported that the Russian government was actively involved in the ownership and shareholder dispute that resulted in the closure of a leading independent television station.

     A wide range of topical news is available on our Internet portals. Third party writers and organizations provide the vast majority of this news. It is our expectation that these Internet portals will continue to support our Internet access business. If governmental authorities determine that the editorial views expressed in the content on our Internet portals is detrimental to or inconsistent with the interests of the state, our operating licenses could be suspended or revoked, we could be subjected to fines or other penalties or we could otherwise be required to cease the operations of our media and other properties. If governmental authorities determined that foreign ownership of media properties is detrimental to the interests of the state, we could be required to divest these properties or we could be denied the licenses or permits necessary to operate these properties. Any undue governmental intrusion into the operations of our media properties could frustrate our ability to implement our business strategy and could cause our financial results to deteriorate.

  WE MUST MANAGE OUR GROWTH, INCLUDING THE INTEGRATION OF RECENTLY ACQUIRED COMPANIES, SUCCESSFULLY IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     We have experienced significant growth in personnel in the short and medium term as the result of acquisitions and expect such growth to continue. As the number of our employees grows, it will become increasingly difficult and more costly to manage our personnel. As part of our business strategy, we have completed several acquisitions, including our recent acquisitions of Glasnet, Nevalink, Fintek, KIS, Referat.ru, Absolute Games, InfoArt, the Agama family of assets, and the Cityline group of companies and expect to enter into additional business combinations and acquisitions, including the acquisition of the 50% of

Sovintel that we currently do not own. Acquisition transactions are accompanied by a number of risks, including:

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

     - the possibility that revenues from acquired businesses may not materialize as anticipated, especially advertising revenues from our portal acquisitions;

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

  FURTHER DECLINES IN VALUATIONS OF OUR PROPERTIES COULD LEAD TO FURTHER IMPAIRMENT CHARGES

     We have acquired several website and internet-based companies. A significant portion of the value of these companies has been booked on our balance sheet as intangible assets. Due to downturns in the telecommunications markets and changing expectations concerning the value of these assets, we have had to take impairment charges associated with some of our properties. If the market for our internet-based services does not increase as expected, we may be required to take further impairment charges on these assets.

     Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. This, coupled with regulatory issues, both in our mobile and our fixed line businesses, and the need to commit significant investment to continue to grow, has led us to reassess our plans for this business and we have recorded impairment charges of $10.4 million in the fourth quarter of 2001. In the event that revenues continue to decline faster than expected, we may be required to take further impairment charges on these assets. Further, if we are unable to resolve our ongoing disputes with the state monopoly carrier our fixed line business may also be subject to impairment.

  OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT

     We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to our continued success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Still, intellectual property rights are especially difficult to protect in the markets where we operate. In these markets the regulatory agencies charged to protect intellectual property rights are inadequately funded, legislation is underdeveloped, piracy is commonplace and enforcement of court decisions is difficult. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

     We compete with large established national carriers, some of which are powerful companies with political connections, as well as joint ventures of large international operators doing business in Russia and Ukraine. Such ventures include Global One and Combelga in Russia and Ukrtelecom and Utel in Ukraine. Other competitors are alliances among telecommunications companies, companies that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face increasing competition from wireless telephone companies and satellite companies. Many of these competitors, including the Russian incumbent operators, have established customer bases and extensive brand name recognition and possess greater financial, management and other resources. Our results of operation would suffer if we are unable to keep up with the increasing levels of competition in the countries in which we operate.

  OUR RELATIONSHIPS WITH OUR JOINT VENTURE PARTNERS LIMIT OUR INDEPENDENCE AND OUR FLEXIBILITY

     We depend to a significant degree on local partners in our joint ventures to provide us with interconnection with local networks, regulatory and marketing expertise and familiarity with the local business environment. They also help to facilitate the acquisition of necessary licenses and permits. As a result, any significant disruption in our relationship with these parties could make it more difficult for us to expand our operations and to maintain our existing services. As we expand further into regions of Russia outside of Moscow, we will have to rely more on local partners, thereby increasing our reliance on local partners in these regions and decreasing management control from our head office.

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

  OUR TARGETED CUSTOMERS MAY NOT SELECT A PRIVATELY OWNED, FOREIGN ENTITY FOR THEIR COMMUNICATIONS NEEDS

     Before 1991, the telecommunications industry in the countries where we operate was wholly owned and controlled by the state. After 1991, private companies, including foreign companies, entered these markets as telecommunications service providers. Many potential customers may be unwilling to entrust their communi-cations systems to non-state-controlled companies, and, in particular, to foreign companies. Furthermore, state entities that require the types of services that we offer may refuse to select a service provider that is registered in other jurisdictions. Because we are a foreign company, some of our targeted customers may decide not to utilize our telecommunications offerings.

  FAILURE TO LEASE SUFFICIENT AND RELIABLE TRANSMISSION CAPACITY AT REASONABLE COSTS COULD CAUSE US TO INCUR LOSSES

     Historically, we have leased a substantial portion of our network transmission capacity under agreements that generally have twelve- to thirty-six-month fixed terms. In addition to this capacity, in 2001, we leased significant additional domestic and international capacity that we intend to utilize for data transmission under long-term lease agreements that may be extended up to fifteen years. We rely on third parties' ability to provide capacity to us. These third parties themselves may be receiving capacity from others. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements or if the entities from whom we lease such capacity are unable to perform their obligations under such arrangements, our cost structure, service quality and network coverage could be adversely affected.

     We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom and Transtelecom to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Further, if we consummate the Sovintel transaction to purchase the remaining 50% ownership interest of Sovintel from Rostelecom, there will be less commercial incentive for Rostelecom to provide telecommunication services to us. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.

  THE SATELLITES WE USE TO TRANSMIT LONG DISTANCE SIGNALS MAY MALFUNCTION

     Our domestic long distance business throughout Russia and other countries of the Commonwealth of Independent States relies on a satellite to receive and transmit caller signals. Satellites are subject to significant risks that may prevent or impair proper commercial operation, including satellite defects, loss of power, loss of orbit, or damage from passing objects. One of our Russian satellites has not remained stationary in its orbit and, consequently, we have switched our signal transmission to an Intelsat satellite. The operation of the satellite that we use to transmit caller signals is beyond our control, and, although we have backup capacity on other satellites, a disruption of transmission on these satellites could adversely affect our domestic long distance operations.

  WE MAY BECOME VICTIMS OF "HACKING" INTO OUR COMPUTER NETWORKS

     Our ability to operate our business depends on our ability to protect the computer systems on which we operate from the intrusion of "hackers" who may attempt to enter our computer networks through the internet. Hackers regularly attempt to gain access to our computer systems and we cannot be sure that we will be able to protect our computer systems from such attacks. Further, if such hacking occurs, some of the problems we may encounter include theft or destruction of our data, including commercial, financial and product information. Further, disgruntled employees may cause similar damage to, or take similar actions with respect to our Company computer networks to which they have access or to which they gain unauthorized access. If customers do not think that their confidential information is secure, they may discontinue using our services and our business would suffer.

  WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY

     We may need additional capital to maintain and expand our networks. Our ability to raise additional funding to pursue our strategies depends on our access to capital markets. We are currently negotiating a credit facility in the amount of $30.0 million to enable us to consummate the acquisition of Sovintel, discussed earlier in this report. At the present time, excluding the Sovintel transaction, we feel that our current cash reserves and cash flows from operations should be sufficient to finance our capital requirements for the next 12 to 24 months. However, market conditions and other factors, especially large transactions, or numerous acquisitions, may cause us to seek additional financing sooner. Significant elements of our business strategy that may require substantial capital expenditures include the following:

     - the construction or the acquisition of fiber optic links between heavy traffic routes;

     - expanding our existing network infrastructure to other parts of Russia, Ukraine and other countries of the Commonwealth of Independent States;

     - developing additional Internet capability and acquiring other Internet service providers;

     - expanding our wireless capabilities, including investments in upgraded technology; and

     - pursuing consolidation opportunities through acquisitions.

     In addition, we will need to maintain our existing infrastructure. The costs for expanding and maintaining our infrastructure may exceed projected costs and result in unforeseen deficits.

     The current slump in the worldwide telecommunications sector has diminished the ability of telecommunication companies to borrow money from banks and other lenders. Should it be necessary for us to borrow money, we may find it difficult to borrow or that the cost of borrowing is prohibitively expensive due to the perceived risk in the sector as a whole.

     If we fail to generate sufficient funds from a combination of operating cash flow and additional debt or equity financing, we may have to delay or abandon our expansion plans or fall behind in our maintenance obligations. Any of these events could have a material adverse effect on our operations.

  DEBT RAISED TO CLOSE THE SOVINTEL TRANSACTION AND OTHER TRANSACTIONS COULD EXPOSE US TO RISK

     We are currently negotiating with an internationally known bank for medium-term financing to enable us to complete the Sovintel transaction and other acquisitions that may materialize. If we are unable to obtain the loan, we may not be able to close the Sovintel transaction. This would significantly alter our business plans and models. If the loan is obtained, it is expected that we will pledge significant assets as security for the loan. Restrictive covenants in the loan documentation could limit our flexibility to operate. Should our business suffer and our cash flow decrease, we may not be able to service the debt. This situation could lead to the bank calling in the loan or taking action to extract value from any pledged assets. If Russia suffers another banking crisis similar in nature to that experienced after the August 1998 financial crisis, another moratorium on repayment of loans could be implemented which could put our pledged assets at risk of seizure by the bank for defaulting on loan payment.

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

     In our operations outside Moscow, Kiev and St. Petersburg, we rely on our ventures' switches to provide information necessary to generate invoices. We cannot ensure that their systems will meet our needs or the needs of our customers.

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

  OUR INVESTMENT IN MCT CORP. MAY FAIL TO PRODUCE THE INTENDED RESULTS

     In the fourth quarter of 2000, we contributed our Russian Mobile Services division to MCT Corp. in exchange for an equity interest of approximately 24% in MCT Corp. At December 31, 2001 we owned approximately 23% of MCT Corp. We do not actively participate in the day-to-day management of MCT Corp. and do not control its operations. MCT Corp., in turn, does not control all of its joint ventures. MCT Corp. operates its businesses in some geographic areas, such as Uzbekistan and Tajikistan, where we have limited experience. MCT Corp. has substantial debt obligations which they may be unable to meet without significant cash infusions. MCT Corp. operates in a very competitive industry in a difficult environment. We cannot guarantee that MCT Corp. will be able to raise the additional capital that it requires to service its debt obligations and to implement its business strategy.

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

RISKS ASSOCIATED WITH OUR POSITION AS A RECENTLY ESTABLISHED COMPANY

  ADDITIONAL FINANCING

     We have a limited operating history as a stand-alone company. Prior to the IPO, our working capital requirements were satisfied pursuant to the corporate-wide cash management policies of our former parent, GTS. We do not have any agreements with our major shareholders to provide financial assistance and cash injections to us. We believe that the proceeds from the IPO and our cash flows from operations will be sufficient to finance our capital requirements for the next 12 to 24 months, excluding the Sovintel transaction, discussed earlier in this report. Should market conditions change or we decide to make especially large or numerous acquisitions, we may need to seek additional financing and we cannot ensure that we will be able to obtain financing on favorable terms. In this case, our cost of capital would be higher than that reflected in our historical financial statements. In addition, we may need to issue additional equity. Any additional sales of our equity interests may dilute existing shareholders and any new debt instruments may add further restrictive covenants, interest and other obligations.

  WE HAVE INCURRED NET LOSSES

     If considered as a stand-along entity, we have incurred net losses for the past five years. We do not expect to incur net losses in the future, however, as we spend substantial resources on expanding our network, maintaining our existing network, participating in the consolidation of the communications industry in Russia and other countries of the Commonwealth of Independent States and marketing, we cannot assure you that we will achieve or sustain profitability.

  THE RELEVANCE OF OUR FINANCIAL INFORMATION MAY BE LIMITED

     The financial information we have incorporated by reference may not reflect what our results of operations, financial position and cash flows would have been, had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. The financial information incorporated by reference herein does not necessarily reflect the many significant changes that have and will occur in our business and the funding of our operations as a result of our separation from GTS and recent changes in our shareholding structure.

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

RISKS ASSOCIATED WITH OUR SHAREHOLDING STRUCTURE

  OUR SIGNIFICANT SHAREHOLDERS HAVE ENTERED INTO A SHAREHOLDERS AGREEMENT WHEREBY THESE SHAREHOLDERS EXERCISE EFFECTIVE CONTROL OVER OUR BOARD OF DIRECTORS

     In May 2001, Global TeleSystems, Inc. ("GTS"), our former majority shareholder, sold approximately 12.2 million shares of our common stock, or an approximately 50% stake in the Company, to a group of investors led by Alfa Bank, a leading Russia-based financial and industrial concern ("Alfa"), and two of our current shareholders, Capital International Global Emerging Markets Private Equity Fund ("Capital") and investment vehicles controlled by Barings Private Equity Partners Group ("Barings"). Alfa Telecom Limited ("Alfa Telecom"), a British Virgin Islands company, acquired approximately 10.7 million, or about 43.8%, shares of our then outstanding common stock. Through this transaction and subsequent share purchases, Barings increased its ownership position in the Company to approximately 2.6 million, or about 11.4%, of the outstanding shares of our common stock, and Capital increased its ownership position in the Company to 2.2 million, or about 9.6%, shares of the outstanding amount of our common stock. These purchasers also acquired options from GTS which they transferred to us and which we exercised to acquire 2,272,727 shares of our common stock. Consequently, Alfa's relative ownership of Company shares increased to 48.02%. GTS no longer owns any shares of our common stock. Alfa currently owns approximately 48% of our common stock.

     In May 2001, Global TeleSystems Europe Holdings, B.V. (as assignee of GTS), Alfa Telecom, Capital, and Barings entered a Shareholders' Agreement that allows these shareholders to exercise effective control over our Board of Directors. In accordance with the terms of a Standstill Agreement, the Shareholders' Agreement provides that Alfa Telecom, Capital and Barings together control six of the seats on the Company's nine member Board of Directors. These relationships create the potential for conflicts of interest. Although the Shareholders Agreements and other agreements among the shareholders reduce the chance for conflicts of interest, we cannot assure that any conflicts of interest will be resolved in our favor. Further, we cannot assure you that any group of directors will not take any actions that may adversely affect the interests of minority shareholders.

  THE CURRENT GOVERNMENT'S WELL-PUBLICIZED CAMPAIGN AGAINST RUSSIA'S SO-CALLED "OLIGARCHS" COULD HAVE ADVERSE EFFECTS ON OUR COMPANY

     It has been widely reported in Russian and foreign media that the Russian government is exerting pressure on the so-called "oligarchs" to cause them to divest their commercial interests in certain economic areas of activity. The media has reported also that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the oligarchs and their businesses has seriously affected the economic activities of these enterprises and their management.

     If the current or future governments in Russia were to apply significant pressure on Alfa Telecom and its affiliated companies, it could have serious adverse effects on the operations and financial results of our Company. Such effects could include, but would not be limited to, the inability of the Board of Directors to act independently from external pressure and the distraction of management from the day-to-day operations of the Company.

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

  OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of our shares has been subject to significant volatility since our initial public offering. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:

     - issues concerning the perceived risks of investing in Russia and the CIS, including significant ownership of our shares by a company that is part of a large Russia-based financial and industrial concern;

     - the limited number of our shares available for trading in public markets;

     - introduction of new services;

     - the potential sale of any large blocks of our shares by our management or large shareholders;

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

ITEM 2.  PROPERTIES

     We possess the right to occupy and utilize two floors, 1886 square meters, of a building in Moscow which serves as the principal sales office for TeleRoss and which houses our representative office. The right to occupy and utilize this space is through a three-year lease. We believe that our facilities are adequate for our current needs and have an option to extend the lease for an additional term. This lease expires in June 2003.

     We possess the right to occupy and utilize four floors of a building in eastern Moscow, which serve as the principal office for TeleRoss. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

     Golden Telecom (Ukraine) occupy office and technical premises located in Kiev under long-term leases which expire in 2006. Additionally they lease a dealer-center and shop premises. Golden Telecom (Ukraine) also occupies an office and technical premises in Odessa under a long-term lease which expires in 2003.

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

ITEM 3.  LEGAL PROCEEDINGS

     On March 1, 2002 we became aware that the Kiev City Prosecutor's Office has initiated an investigation into the activities of our 69% owned subsidiary in Ukraine, Golden Telecom (Ukraine). Although all the facts concerning the allegations are not to known to us at this time, the investigation appears to concern alleged improprieties in the manner in which Golden Telecom (Ukraine) routed certain traffic through the state owned monopoly carrier, Ukrtelecom. Our partners in Golden Telecom (Ukraine), who act as General Director and Technical Director under the terms of that entity's foundation agreements, are of the opinion that these events are related to ongoing commercial disputes and litigation between Golden Telecom (Ukraine) and Ukrtelecom. We have requested, and our local partners have agreed, that they will cease to actively participate in the daily management of the entity. It is the express policy of Golden Telecom, Inc. to comply with all legislation and regulation in the jurisdictions where we operate. We intend to fully comply with the ongoing investigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol "GLDN". The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

                                                               HIGH     LOW
                                                              ------   ------
2000:
  First quarter.............................................  $48.00   $18.13
  Second quarter............................................   44.50    22.88
  Third quarter.............................................   34.63    15.88
  Fourth quarter............................................   17.44     5.13
2001:
  First quarter.............................................   12.25     5.69
  Second quarter............................................   14.10     8.00
  Third quarter.............................................   14.15     6.90
  Fourth quarter............................................   13.90     7.49

     As of March 19, 2002, there were approximately 23 holders of record of our common stock.

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

     On December 12, 2000, the Company issued 399,872 shares of common stock, par value $0.01 to Digital Holdings, Inc. in partial settlement for its ownership interest in Agama Limited. No underwriter or underwriting discount was involved in the offering. Exemption from registration was claimed under the Securities Act pursuant to Regulation S.

USE OF PROCEEDS FROM OUR IPO

     We have used and intend to use the net proceeds, of approximately $128 million, from our IPO for the following purposes:

     - potential acquisitions and business development;

     - network expansion;

     - service current maturities of debt and capital lease obligations;

     - working capital; and

     - general corporate purposes.

     As of December 31, 2001 we have used approximately $90.0 million of the proceeds of our IPO on acquisitions, related debt instruments and our fiber optic network expansion. Until we use the net proceeds, we are investing them in short-term interest-bearing US government securities and short-term US money market instruments.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data at December 31, 1997, 1998, 1999, 2000 and 2001, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. which have been audited by Ernst & Young (CIS) Limited, independent auditors.

     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1998       1999       2000       2001
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $ 27,198   $ 86,086   $ 97,931   $113,089   $140,038
Cost of revenues........................    20,420     43,574     40,516     50,954     63,685
Gross margin............................     6,778     42,512     57,415     62,135     76,353
Selling, general and administrative.....    21,249     45,327     41,011     45,420     48,935
Depreciation and amortization...........     4,363     16,709     28,143     31,851     41,398
Abandonment and restructuring charge....        --         --     19,813         --         --
Impairment charge.......................        --         --         --         --     31,291
Operating loss..........................   (18,834)   (19,524)   (31,552)   (15,136)   (45,271)
Equity in earnings (losses) of
  ventures..............................    12,428      2,559     (6,677)      (285)     8,155
Interest income (expense), net..........      (431)    (3,003)     2,814      7,126        777
Foreign currency loss...................      (399)    (7,452)    (2,739)      (390)      (647)
Minority interest.......................        --     (1,040)    (1,477)      (431)      (117)
Other non-operating expense.............        --         --         --       (148)        --
Provision for income taxes..............       647      5,184      6,823        990      1,902
Net loss................................    (7,883)   (33,644)   (46,454)   (10,254)   (39,005)
Net loss per share(1)...................     (0.74)     (3.17)     (3.38)     (0.43)     (1.65)
Dividends per share.....................        --         --         --         --         --
Weighted average shares(1)..............    10,600     10,600     13,736     24,096     23,605

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1998       1999       2000       2001
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $  3,934   $ 14,164   $162,722   $ 57,889   $ 37,404
Investments available for sale..........        --         --         --     54,344      8,976
Property and equipment, net.............    16,812     52,186     62,176     82,377     98,590
Investments in and advances to
  ventures..............................    74,332     46,519     45,196     49,629     45,981
Goodwill and intangible assets, net.....    10,649     71,924     53,467     70,045     57,146
Total assets............................   129,620    235,849    366,624    348,456    300,384
Total debt, including current portion...     1,625     24,459     28,029     18,997     22,220
Minority interest.......................        --      7,993      2,816      3,337      5,967
Shareholders' equity....................   115,568    168,783    288,552    283,193    220,844

---------------

(1) Per share amounts in this table were calculated based upon the assumption that the 10,600,000 common shares issued in connection with the formation of the Company are outstanding for all periods prior to September 30, 1999.

     Refer to Note 3 to the Consolidated Financial Statements for descriptions of recent acquisitions that impact the comparability of financial information. Other business combinations not disclosed in the footnotes were as follows:

     In February 1998, the Company acquired the remaining interest in Sovam Teleport for cash consideration of $5.0 million. In July 1998, the Company acquired the remaining interest in GTS Vox Ltd., the holding company for TCM, for cash consideration of $37.0 million. In June 1998, the Company increased its beneficial interest in Golden Telecom (Ukraine) to 56.75% for cash consideration of approximately $9.8 million. The Company began consolidating Sovam in February 1998 and TCM and Golden Telecom (Ukraine) in July 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations of the Company for each of the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications and Internet services in major population centers throughout Russia, Ukraine and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

     - Competitive Local Exchange Carrier ("CLEC") Services. Using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

     - Data and Internet Services. Using our fiber optic and satellite-based networks, including 140 points of presence in Russia, Ukraine and other countries of the CIS, we provide data and Internet services including:
       (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing and (b) Business to Consumer services, such as dial-up Internet access and web content and a family of Internet portals;

     - Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

     - Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide long distance services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

     Most of our revenue is derived from high-volume business customers and carriers. Our business customers include large multi-national companies, local enterprises, financial institutions, hotels and government agencies. We believe that the carriers, including mobile operators, which contribute a substantial portion of our revenues, in turn derive a portion of their business from high-volume business customers. Thus, we believe that the majority of our ultimate end-users are businesses that require access to highly reliable and advanced telecommunications facilities to sustain their operations.

     We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. In order to compete with these carriers in the regions outside Moscow and St. Petersburg, we were forced to lower our tariffs in late 1998 and during 1999, which resulted in reduced revenues and reduced margins. Since the ruble exchange rate with the dollar has become relatively stable since early 2000 and during 2001, despite increasing inflation, price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

     Since early 2000, we appear to have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In early 2000, the increases in traffic volume did not keep pace with the reduction in prices, however, in the fourth quarter of 2000 volumes were increasing faster than tariffs were declining. In 2001 our volume increases have exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001. We expect that this trend of year over year increases will continue as long as the Russian economy continues to develop.

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

     We have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. As part of this strategy, during 2000, we acquired the rights to use up to STM-16 fiber optic capacity on the Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route. In September 2001, we acquired rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy.

     Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. This, coupled with regulatory issues, and the need to commit significant investment to continue to grow, has led us to reassess our plans for this business. We evaluated the future cash flows for this business, using a risk adjusted rate of 19.9% and as a result we have recorded an impairment charge of $10.4 million in the fourth quarter of 2001. Our current plans show that we expect to see revenues continue to decline, although we will refocus our mobile operations as an additional service offered by business services operations to corporate clients.

     In Kiev, Ukraine we are also experiencing issues relating to obtaining further numbering capacity for our business services operations. In this regard, we are currently negotiating with Ukrtelecom, the state-owned operator, for performance of overdue obligations related to the provision of numbering capacity for which we have prepaid. Our ability to grow our business services operations in Kiev will be limited if we do not have access to numbering capacity.

     GTU is involved in a number of other commercial disputes with Ukrtelecom. The most significant disputes include alleged incorrect routing of traffic and Golden Telecom (Ukraine)'s lease rights of Ukrtelecom's technical premises.

     We reassessed and suspended our incoming international traffic off-network termination activities, pending the resolution of certain regulatory issues and as a result we experienced a reduction of approximately $1.6 million in revenue in the fourth quarter of 2001. On March 1, 2002 we became aware that the Kiev City Prosecutor's Office has initiated an investigation into the activities of GTU. Although all the facts concerning the allegations are not known to us at this time, the investigation appears to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. Our partners in GTU, who act as General Director and Technical Director under the terms of that entity's foundation agreements, are of the opinion that these events are related to ongoing commercial disputes and litigation between GTU and Ukrtelecom. We have requested, and our local partners have agreed, that they will cease to actively participate in the daily management of the entity. We expect that the suspended traffic will be partially reestablished during 2002.

     If these disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of GTU. The risks of an adverse impact are assessed as possible but not quantifiable.

     In addition to the traditional voice and data service provision, we have been actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, we acquired InfoArt Stars and the Agama family of Web properties to add to our Russia-On-Line Internet portal, which also incorporates some of our other acquisitions in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. In line with experience outside of Russia, we have not seen the rapid development of Internet based services that was expected. Internet based advertising and e-commerce revenues have not developed to significant levels and we have reviewed our long term strategy for Internet based products. As a result of this review, we evaluated the future cash flows for this business, using a risk adjusted discount rate of 19.9%, and we have recorded an impairment charge of $20.9 million in the fourth quarter of 2001. We expect to see some growth in Internet based advertising and will continue to offer this service as one of our range of Internet services and be in a position to capitalize on any upturn in demand for this service.

     We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. On June 1, 2001 we completed the purchase of a leading Russian Internet Service Provider ("ISP"), Cityline, together with ISP Uralrelcom and infrastructure company PTK, and together, these entities allow us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity is not yet functional and we currently expect that the capacity will be available early in the second quarter of 2002. If the dial-up capacity does not materialize, we will explore additional options for local dial-up capacity. The Moscow numbering capacity and some of the access lines to be provided by PTK are intended to support incremental CLEC Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our data and Internet Services division.

     We have continued our process of integrating our acquisitions, improving operational efficiency and cost containment, which is intended to improve our operating performance. We expect to incur further costs associated with overall restructuring of our operations in the first and second quarters of 2002.

     In November 2001, we announced that we had signed a Memorandum of Understanding with Rostelecom, to acquire Rostelecom's 50% holding in Sovintel. On March 13, 2002 we executed a Sale and Purchase Agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States of America. We expect the transaction to close during the second quarter of 2002. The consolidation of Sovintel into our Consolidated Financial Statements will have a significant impact on our results of operations and our financial position. Revenue will increase, subject to intercompany eliminations, and net income will increase, but partially offset by a reduction in equity in earnings of ventures. Amortization expense will increase subject to the amount of intangible assets identified as part of the purchase price accounting.

RECENT ACQUISITIONS

     In June 2001, we completed the purchase of 100% of leading ISP, Cityline, together with 51% of Ekaterinburg-based, ISP Uralrelcom, and 100% of infrastructure company PTK. Cityline operates primarily in Moscow, but also operates in other major Russian cities, including Saint Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad. It is expected that these acquisitions will allow us to increase our regional dial-up Internet presence and increase our access to dial-up capacity in Moscow. The dial-up capacity in Moscow is not yet fully functional and the anticipated capacity did not materialize in accordance with the terms and conditions of the initial interconnect agreements between PTK and a third party. However, the agreements contained contingent arrangements, which have been invoked, allowing us to negotiate an acceptable solution, which includes the transfer to us of Moscow numbering capacity and access lines and a reduction in the purchase price through the recovery of funds held in escrow. The numbering capacity and access lines are expected to be available early in the second quarter 2002.

     In September 2001, we completed the purchase of 51% of leading CLEC, Agentstvo Delovoi Svyazi ("ADS"), which owns network infrastructure in Russia's third largest city, Nizhny Novgorod. This acquisition, together with our other Nizhny Novgorod based companies, TeleRoss Nizhny Novgorod, Commercial Information Networks ("KIS") and Inforis give us a significant presence in this important regional market. We expect to merge these operations in the second quarter of 2002.

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

     In March 2001 and April 2001, the Compensation Committee of the Board of Directors adopted resolutions amending the terms of the Stock Option Award Agreements. These resolutions are discussed in detail in Note 8 to the Consolidated Financial Statements.

     In May 2001, Global TeleSystems, Inc. ("GTS"), our former majority owner, completed the sale of approximately 12.2 million shares of our common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of our then current shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok"). Upon closure, affiliates of Alfa acquired approximately 10.7 million, or about 43.6%, shares of our common stock, Baring Vostok increased its ownership position in the company to approximately 1.9 million, or about 7.6% shares of our common stock, and Capital increased its ownership position in the company to
2.2 million, or about 8.8%, of our common stock. These purchasers also acquired options from GTS under which they could, under certain circumstances and subject to the terms and conditions of a Standstill Agreement executed by the purchasers, GTS and us on April 2, 2001, acquire GTS' remaining shareholding in the Company, consisting of approximately 2.9 million, or 11.6%, shares of GTI's common stock. In July 2001, the Company completed the buy-back for $25.0 million, of approximately 2.3 million shares of GTI common stock from GTS. To effect the buy-back, we acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire our common stock for $11.00 per share from GTS.

CRITICAL ACCOUNTING POLICIES

     The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Golden Telecom, Inc. To assist that understanding, management has identified GTI's "critical accounting policies". These policies have the potential to have a significant impact on GTI's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

     Revenue recognition policies; as discussed in Note 2 to the Consolidated Financial Statements, GTI recognizes operating revenues as services are rendered or as products are delivered to customers. Certain revenues are deferred in accordance with Staff Accounting Bulletin ("SAB") No. 101. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. As of December 31, 2001 and 2000, we had $5.9 million and $4.7 million, respectively, in deferred telecommunications connection fee revenue recorded on our balance sheet. In line with guidance in SAB No. 101, we also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. As of December 31, 2001 and 2000, we had $2.7 million and $2.3 million, respectively, in deferred incremental costs related to connection fees.

     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors.

     Long-lived asset recovery policies; in relation to long-lived assets, consisting primarily of property, plant and equipment and intangibles, which comprise a significant portion of GTI's total assets. Changes in technology or changes in GTI's intended use of these assets may cause the estimated period of use or the value of these assets to change. GTI performs annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting useful lives and testing for recoverability require both judgment and estimation. GTI's policies regarding accounting for these assets and assessing their recoverability are discussed in Notes 2 and 15 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. We adopted the statement effective January 1, 2001. The adoption of the new statement did not have an effect on our results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 141 with respect to the acquisition of 51% of ADS in September 2001.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an improvement in net loss of approximately $12 million in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position. Upon the adoption of SFAS No. 142, we will record a cumulative effect of the change in accounting for negative goodwill arising on our equity method investments in the amount of $1.0 million.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact the pronouncement will have on future consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 41, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the pronouncement will have on future consolidated financial statements.

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

     Our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Russia is considered to be a highly inflationary environment.

     The discussion of our results of operations is organized as follows:

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2001 compared to the Consolidated Results of Operations for the Year Ended December 31, 2000

     - Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 2001 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 2000

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     - Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2000 compared to the Consolidated Results of Operations for the Year Ended December 31, 1999

     - Non-consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 2000 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Year Ended December 31, 1999

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

  REVENUE

     Our revenue increased by 24% to $140.0 million for the year ended December 31, 2001 from $113.1 million for the year ended December 31, 2000. The breakdown of revenue by business group was as follows:

                                             CONSOLIDATED REVENUE FOR   CONSOLIDATED REVENUE FOR
                                                  THE YEAR ENDED             THE YEAR ENDED
                                                DECEMBER 31, 2000          DECEMBER 31, 2001
                                             ------------------------   ------------------------
                                                                (IN MILLIONS)
REVENUE
  CLEC Services............................           $ 42.0                     $ 45.1
  Data and Internet Services...............             41.5                       63.2
  Long Distance Services...................             14.8                       18.4
  Mobile Services..........................             17.5                       14.4
  Eliminations.............................             (2.7)                      (1.1)
                                                      ------                     ------
TOTAL REVENUE..............................           $113.1                     $140.0

     CLEC Services. Revenue from CLEC Services increased by 7% to $45.1 million for the year ended December 31, 2001 from $42.0 million for the year ended December 31, 2000.

     The CLEC Services division of TeleRoss revenue increased by 9% to $27.8 million for the year ended December 31, 2001 from $25.5 million for the year ended December 31, 2000. This is mainly due to increases in monthly recurring and traffic revenue due to an increase in numbering capacity in active service.

     The CLEC Services division of Golden Telecom BTS revenue decreased by 2% to $16.2 million for the year ended December 31, 2001 from $16.5 million for the year ended December 31, 2000. The decrease in revenue was mainly due to a $1.6 million decrease in revenue in the fourth quarter of 2001, from the termination of incoming international traffic from other carriers, partially offset by increases in recurring revenues from an increased end user customer base.

     As a result of the acquisition of ADS in the third quarter of 2001, revenue from CLEC Services increased in 2001 by $1.1 million.

     Data and Internet Services. Revenue from Data and Internet Services increased by 52% to $63.2 million for the year ended December 31, 2001 from $41.5 million for the year ended December 31, 2000. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Dial-up Internet revenues increased by $4.0 million as a result of our acquisitions of Cityline and Uralrelcom in 2001. We acquired KIS in the second quarter of 2000.

     Long Distance Services. Revenue from Long Distance Services increased by 24% to $18.4 million for the year ended December 31, 2001 from $14.8 million for the year ended December 31, 2000. Recurring fees and traffic revenues increased due to an expanding end-user customer base in Moscow and our acquisition of controlling interests in some of the TeleRoss regional ventures. Tariffs for end-user long distance traffic were mainly flat during 2001, with traffic increasing. These increases offset a decline in equipment sales.

     Mobile Services. Revenue from Mobile Services decreased by 18% to $14.4 million for the year ended December 31, 2001 from $17.5 million for the year ended December 31, 2000. Despite an increase of approximately 9% in the number of active subscribers at Golden Telecom GSM, pricing competition in Ukraine has reduced average revenue per active subscriber by 29% to approximately $31 per month. Additionally, $0.9 million of the decrease was attributable to Vostok Mobile Novgorod no longer being consolidated in 2001 as a result of the MCT transaction.

  EXPENSES

     The following table shows our principal expenses for the year ended December 31, 2001 and December 31, 2000:

                                                 CONSOLIDATED EXPENSES   CONSOLIDATED EXPENSES
                                                  FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                   DECEMBER 31, 2000       DECEMBER 31, 2001
                                                 ---------------------   ---------------------
                                                                 (IN MILLIONS)
COST OF REVENUE
  CLEC Services................................         $ 15.4                   $17.4
  Data and Internet Services...................           21.9                    30.2
  Long Distance Services.......................           12.3                    13.5
  Mobile Services..............................            4.1                     3.7
  Eliminations.................................           (2.7)                   (1.1)
                                                        ------                   -----
TOTAL COST OF REVENUE..........................           51.0                    63.7
Selling, general and administrative............           45.4                    48.9
Depreciation and amortization..................           31.9                    41.4
Impairment charge..............................             --                    31.3
Equity in (earnings)/losses of ventures........            0.3                    (8.2)
Interest income................................          (10.4)                   (3.1)
Interest expense...............................            3.3                     2.4
Foreign currency loss..........................            0.4                     0.6
Provision for income taxes.....................         $  1.0                   $ 1.9

  Cost of Revenue

     Our cost of revenue increased by 25% to $63.7 million for the year ended December 31, 2001 from $51.0 million for the year ended December 31, 2000.

     CLEC Services. Cost of revenue from CLEC Services increased to $17.4 million, or 39% of revenue, for the year ended December 31, 2001 from $15.4 million, or 37% of revenue, for the year ended December 31, 2000.

     The CLEC Services division of TeleRoss' cost of revenue increased by 13% to $8.5 million, or 31% of revenue, for the year ended December 31, 2001 from $7.5 million, or 29% of revenue, for the year ended December 31, 2000. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

     The CLEC Services division of Golden Telecom BTS cost of revenue increased by 8% to $8.5 million, or 52% of revenue, for the year ended December 31, 2001 and was $7.9 million, or 48% of revenue, for the year ended December 31, 2000. Cost of revenue increased as a percentage of revenue due to settlements to other operators not decreasing in line with pricing concessions to customers and a lower margin on the carrier traffic carried.

     Data and Internet Services. Cost of revenue from Data and Internet Services increased by 38% to $30.2 million, or 48% of revenue, for the year ended December 31, 2001 from $21.9 million, or 53% of revenue, for the year ended December 31, 2000. The decrease as a percentage of revenue was mainly due to the operational improvements in terms of reduced cost for fiber capacity and the integration of our Internet acquisitions.

     Long Distance Services. Cost of revenue from Long Distance Services increased by 10% to $13.5 million, or 73% of revenue, for the year ended December 31, 2001 from $12.3 million, or 83% of revenue, for the year ended December 31, 2000. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix and the decrease in low margin equipment sales.

     Mobile Services. Cost of revenue from Mobile Services decreased by 10% to $3.7 million, or 26% of revenue, for the year ended December 31, 2001 from $4.1 million, or 23% of revenue, for the year ended December 31, 2000. The cost of revenue increased as a percentage of revenue due to increased competition, which has in turn led to lower traffic and equipment margins.

  Selling, General and Administrative

     Our selling, general and administrative expenses increased by 8% to $48.9 million, or 35% of revenue, for the year ended December 31, 2001 from $45.4 million, or 40% of revenue, for the year ended December 31, 2000. There were increases in employee related costs, largely due to acquisitions and bad debt expense also increased, but the increases were partially offset by a reduction in revenue related taxes.

  Depreciation and Amortization

     Our depreciation and amortization expenses increased by 30% to $41.4 million for the year ended December 31, 2001 from $31.9 million for the year ended December 31, 2000. This increase is due to the continuing capital expenditures of the consolidated entities and increased intangible assets and goodwill amortization due to acquisitions.

  Impairment Charge

     In the fourth quarter of 2001 we recorded impairment charges totaling $31.3 million covering two aspects of our business. Severely reduced expectations in demand for Internet advertising in Russia, as throughout western markets, had impacted the value of our Internet portal assets and as a result we recorded an impairment charge of $20.9 million. Operating difficulties had impacted our mobile business in Ukraine and as a result we recorded an impairment charge of $10.4 million. For further details of these charges, refer to Note 15 of the Notes to the Consolidated Financial Statements.

  Equity in Earnings/Losses of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures were $8.2 million for the year ended December 31, 2001, and losses after interest and tax charges from our investment in non-consolidated ventures were $0.3 million for the year ended December 31, 2000. We recognized earnings at Sovintel of $10.7 million for the year ended December 31, 2001, which more than offset our recognized losses in MCT. In the year ended December 31, 2000, our recognized earnings at Sovintel were $5.1 million, which were more than offset by our recognized losses of $5.6 million from our Russian mobile ventures.

  Interest Income

     Our interest income was $3.1 million for the year ended December 31, 2001 down from $10.4 million for the year ended December 31, 2000. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of a significant part of the proceeds from our IPO for acquisitions and capital expenditure and the reduction in interest rates during 2001.

  Interest Expense

     Our interest expense was $2.4 million for the year ended December 31, 2001 down from $3.3 million for the year ended December 31, 2000. The decrease in interest expense reflects the reduced level of debt in the company.

  Foreign Currency Loss

     Our foreign currency loss was $0.6 million for the year ended December 31, 2001, compared to a $0.4 million loss for the year ended December 31, 2000. The increased loss, in part reflects the increased devaluation of the ruble, as compared to the dollar, in the year ended December 31, 2001.

  Provision for Income Taxes

     Our charge for income taxes was $1.9 million for the year ended December 31, 2001 compared to $1.0 million for year ended December 31, 2000. The overall increase in the provision for income taxes was due to the increase in tax incurred at Golden Telecom Ukraine, as its brought-forward tax losses had been fully utilized, and the increasing profitability at TeleRoss operating company. TeleRoss operating company's provision for income taxes was reduced by a deferred tax benefit relating to loss carry-forwards that are expected to be utilized in 2002. In 2001, Russia enacted a reduction in the tax rate effective January 1, 2002, from 35% to 24%.

  Net Loss and Net Loss per Share

     Our net loss for the year ended December 31, 2001 was $39.0 million, compared to $10.3 million for the year ended December 31, 2000. The significant increase in our net loss was due to the impairment charge of $31.3 million, together with the other items discussed above.

     Our net loss per share of common stock was $1.65 in the year ended December 31, 2001, compared to $0.43 in the year ended December 31, 2000. The increase in loss per share of common stock was due the increase in net loss and a decrease in the number of weighted average shares to 23,604,914 in the year ended December 31, 2001, compared to 24,095,884 in the year ended December 31, 2000. The decrease in weighted average shares largely resulted from a buy-back of 2,272,727 shares of our common stock in July, 2001.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

     This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

  SOVINTEL

  Revenue

     Sovintel's revenue increased by 23% to $115.7 million for the year ended December 31, 2001 from $93.9 million, for the year ended December 31, 2000. Increases in traffic volumes, particularly incoming traffic, more than offset reductions in tariffs. Also, increases in recurring fees, equipment sales and other service offerings contributed to the increase in revenue.

  Cost of Revenue

     Sovintel's cost of revenue increased by 29% to $63.9 million for the year ended December 31, 2001 from $49.7 million for the year ended December 31, 2000. The increase to 55% from 53% of revenue was primarily the result of increases in lower margin traffic in the revenue mix.

  Selling, General and Administrative

     Sovintel's selling, general and administrative expenses decreased by 23% to $13.0 million, or 11% of revenue, for the year ended December 31, 2001 from $16.8 million, or 18% of revenue for the year ended December 31, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, also reductions in employee related costs and bad debt.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

  REVENUE

     Our revenue increased to $113.1 million for the year ended December 31, 2000 from $97.9 million for the year ended December 31, 1999. The breakdown of revenue by business group was as follows:

                                             CONSOLIDATED REVENUE FOR   CONSOLIDATED REVENUE FOR
                                                  THE YEAR ENDED             THE YEAR ENDED
                                                DECEMBER 31, 1999          DECEMBER 31, 2000
                                             ------------------------   ------------------------
                                                                (IN MILLIONS)
REVENUE
  CLEC Services............................           $44.7                      $ 42.0
  Data and Internet Services...............            27.2                        41.5
  Long Distance Services...................            11.4                        14.8
  Mobile Services..........................            17.6                        17.5
  Eliminations.............................            (3.0)                       (2.7)
                                                      -----                      ------
TOTAL REVENUE..............................           $97.9                      $113.1

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

  EXPENSES

     The following table shows our principal expenses for the year ended December 31, 2000 and December 31, 1999:

                                                 CONSOLIDATED EXPENSES   CONSOLIDATED EXPENSES
                                                  FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                   DECEMBER 31, 1999       DECEMBER 31, 2000
                                                 ---------------------   ---------------------
                                                                 (IN MILLIONS)
COST OF REVENUE
  CLEC Services................................          $12.8                  $ 15.4
  Data and Internet Services...................           15.8                    21.9
  Long Distance Services.......................            9.3                    12.3
  Mobile Services..............................            4.6                     4.1
  Eliminations.................................           (2.0)                   (2.7)
                                                         -----                  ------
TOTAL COST OF REVENUE..........................           40.5                    51.0
Selling, general and administrative............           41.0                    45.4
Depreciation and amortization..................           28.2                    31.9
Equity in losses of ventures...................            6.7                     0.3
Interest income................................           (5.2)                  (10.4)
Interest expense...............................            2.4                     3.3
Foreign currency loss..........................            2.7                     0.4
Provision for income taxes.....................          $ 6.8                  $  1.0

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

     The CLEC Services division of Golden Telecom BTS cost of revenue was $7.9 million, or 48%, of revenue, for the year ended December 31, 2000 and was $5.8 million, or 43% of revenue, for the year ended December 31, 1999. Cost of revenue as a percentage of revenue increased because the reduction in tariffs in response to competitive pressures exceeded the decrease in settlement costs paid to other operators.

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

INCOME TAXES

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of goodwill is not deductible for income tax purposes; (3) in the year ended December 31, 2001 we recorded a $31.3 million impairment charge that was not deductible for income tax purposes and (4) in the year ended December 31, 1999 we recorded a $19.8 million abandonment and restructuring charge that was not deductible for income tax purposes. We have not recorded a tax benefit in relation to our US net operating loss carry-forward amount as our taxable US income is largely comprised of interest income and dividends which we do not expect to continue over the longer term. Prior to 2001 we have not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries. However, in 2001, as a result of TeleRoss' history of profitability for Russian statutory purposes in the last three years and reasonable certainty of future profits, we recorded a deferred tax asset of approximately $1.6 million. The deferred tax asset recorded represents one year of expected tax benefit. In respect of the impairment charge, this created additional deferred tax assets, against which we recorded valuation allowances as we do not expect future realization of the tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments available for sale were $46.4 million and $112.2 million as of December 31, 2001 and December 31, 2000, respectively. Of these amounts, our cash and cash equivalents were $37.4 million and $57.9 million as of December 31, 2001 and December 31, 2000, respectively. We have invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At December 31, 2001 and 2000 investments available for sale were $9.0 million and $54.3 million, respectively.

     Our total restricted cash was $3.4 million and $2.6 million as of December 31, 2001, and December 31, 2000, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the twelve months ended December 31, 2001, we had net cash inflows of $24.4 million from our operating activities. During the twelve months ended December 31, 2000, we had net cash inflows of $18.1 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2001 is partially due to the reduction in our net loss, net of the impairment charge, increased revenues and a reduction in our operating expenses. We used cash of $12.6 million and $111.4 million for investing activities, which were principally attributable to building our telecommunications networks and acquisitions, for the twelve months ended December 31, 2001 and 2000, respectively, and investing in money market instruments with an original maturity greater than three months. Network investing activities totaled $27.9 million for the twelve months ended December 31, 2001 and included additional fiber optic capacity between Moscow and Stockholm. Network investing activities totaled $37.1 million for the twelve months ended December 31, 2000 and included fiber optic capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine.

     We had working capital of $36.0 million as of December 31, 2001 and $100.0 million as of December 31, 2000. At December 31, 2001, we had total debt, excluding capital lease obligations, of approximately $13.2 million, of which $9.9 million were current maturities. At December 31, 2000, we had total debt, excluding capital lease obligations, of approximately $19.0 million, of which $3.3 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At December 31, 2001 $6.3 million of our short-term debt was at fixed rates. At December 31, 2000 $11.0 million of our long-term debt, including the current portion, was at fixed rates.

     In the first quarter of 2000, we entered into a lease for fiber capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. Full prepayments were made to the lessor in April 2000, August 2000 and February 2001. These prepayments have been offset against the lease obligation in the financial statements of the Company.

     In July 2001, we completed a buy-back of $25.0 million, or approximately
2.3 million shares, of our common stock at $11.00 per share, from a subsidiary of GTS. After this sale, GTS continued to own approximately 0.6 million shares, or approximately 2.6 percent, of our outstanding common stock. To effect the buy-back, we acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire our common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125.0 million in our common shares from GTS in May 2001. In October 2001, GTS sold the remaining approximately 0.6 million shares of our common stock. Accordingly, GTS is no longer an affiliate of ours.

     In September 2001, we entered into a five year capital lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and regional expansion strategy. In December 2001, we issued a $9.1 million loan to the same company that has provided the capital lease. The loan has payment terms of 56 months, starting in January 2002, and carries interest at the rate of 7 percent per annum.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. These two facilities replaced the previous $30.0 million back-to-back facility that expired on September 30, 2000. The funding level as of December 31, 2001 for all these facilities totaled $3.0 million, of which $2.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

     In order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We may also require capital for our acquisition and business development initiatives. The net proceeds from our IPO and our private placement have been and will be applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

     In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combination of the above. We are currently negotiating a credit facility in the amount of $30.0 million to enable us to consummate the acquisition of Sovintel, discussed earlier in this report. In the case these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and the related investment, to finance our capital requirements for the next 12 to 24 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes and fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. However, we may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

     As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased additional fiber optic and satellite-based network capacity, the terms of these leases are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments.

     Although we have achieved positive cash flow from operations, we cannot assure you that our operations will sustain positive operating cash flow. Although we expect to achieve operating profitability in the future, we cannot assure you that our operations will achieve and sustain operating profitability. As a result, we may not be able to meet our debt service obligations or working capital requirements, and the value of our shares of common stock may decline.

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

     Our cash and cash equivalents are held largely in interest bearing accounts, in US dollars, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. Book value as of December 31, 2001 and 2000 approximates fair value.

     Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities. Our investments available for sale of $9.0 million as of December 31, 2001, are stated at fair value. Our investments available for sale were $54.3 million as of December 31, 2000.

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

     The following table provides information (in thousands of US$) about our cash equivalents, investments available for sale, notes receivable, and debt obligations that are sensitive to changes in interest rates. The amounts in the table are identified in the period representing their contracted or expected maturities.

                                                                                             2001      2000
                                 2002      2003     2004     2005     2006     THEREAFTER    TOTAL     TOTAL
                                -------   ------   ------   ------   -------   ----------   -------   -------
Cash equivalents
Investments available for
  sale........................  $37,404   $   --   $   --   $   --   $    --     $  --      $37,404   $57,889
  Variable rate...............  $ 8,976   $   --   $   --   $   --   $    --     $  --      $ 8,976   $54,344
  Average interest rate.......     4.10%      --       --       --        --        --           --        --
Notes receivable..............  $ 1,715   $1,840   $1,972   $2,116   $ 1,494     $  --      $ 9,137   $ 9,000
  Fixed rate..................     7.00%    7.00%    7.00%    7.00%     7.00%       --           --        --
Long-term debt, including
  current portion
  Fixed rate..................  $ 6,250   $   --   $   --   $   --   $    --     $  --      $ 6,250   $11,000
  Average interest rate.......    14.00%      --       --       --        --        --           --        --
Long-term debt, including
  current portion
  Variable rate...............  $ 3,619   $1,562   $  950   $   --   $   325     $ 500      $ 6,956   $ 7,997
  Average interest rate.......     5.06%    6.43%    6.77%      --      3.13%     3.13%          --        --

     The following table provides information about our financial instruments by local currency and where applicable, presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

                                                                                                2001     2000
                                       2002      2003    2004    2005     2006    THEREAFTER   TOTAL     TOTAL
                                      -------   ------   -----   -----   ------   ----------   ------   -------
ASSETS
Current assets
Russian rubles......................  $ 7,849   $   --   $  --   $ --    $   --     $   --     $7,849   $ 5,642
  Average foreign currency exchange
    rate............................    30.14       --      --     --        --         --         --        --
Ukrainian hryvna....................    2,940   $   --   $  --   $ --    $   --     $   --     $2,940   $ 2,742
  Average foreign currency exchange
    rate............................     5.30       --      --     --        --         --         --        --
Kazakhstan Tenge....................  $    15   $   --   $  --   $ --    $   --     $   --     $   15        --
  Average foreign currency exchange
    rate............................   150.20       --      --     --        --         --         --        --
LIABILITIES
Current liabilities
Russian rubles......................  $ 2,577   $   --   $  --   $ --    $   --     $   --     $2,577   $ 1,097
  Average foreign currency exchange
    rate............................    30.14       --      --     --        --         --         --        --
Ukrainian hryvna....................  $   776   $   --   $  --   $ --    $   --     $   --     $  776   $ 1,365
  Average foreign currency exchange
    rate............................     5.30       --      --     --        --         --         --        --
Long-term debt, including current
  portion
US dollars
  Variable rate.....................  $ 3,619   $1,562   $ 950   $ --    $  325     $  500     $6,956   $ 7,618
  Average interest rate.............     5.06%    6.43%   6.77%    --      3.13%      3.13%        --        --
  Fixed rate........................  $ 6,250   $   --   $  --   $ --    $   --     $   --     $6,250   $11,000
  Average interest rate.............    14.00%      --      --     --        --         --         --        --
German marks
  Variable rate.....................  $    --   $   --   $  --   $ --    $   --     $   --     $   --   $   365
  Average interest rate.............       --       --      --     --        --         --         --        --
Ukrainian hryvna
  Variable rate.....................  $    --   $   --   $  --   $ --    $   --     $   --     $   --   $    14
  Average interest rate.............       --       --      --     --        --         --         --        --

     Our interest income and expense are most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt. The carrying value of the Ukrainian hryvna and German mark debt obligations approximate fair value as of December 31, 2000. Fair value of the US dollar denominated fixed rate debt obligations was $6.5 million as of December 31, 2001. At December 31, 2000 the fair value of the US dollar denominated fixed rate debt obligations was $12.0 million.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) our proposed acquisition of Sovintel; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) the Company's competitive environment and our stated intention to be the largest independent communications operator in the markets where we offer our services; (v) the future performance of consolidated and equity method investments; and (vi) the political, regulatory and financial situation in the markets in which we operate, are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the receipt of appropriate state regulatory approval necessary to consummate the Sovintel transaction, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

                         INDEX TO FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.

                                                              PAGE
                                                              ----
YEAR END FINANCIAL STATEMENTS
  Report of Independent Auditors............................   71
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................   72
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001.......................   74
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001.......................   75
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 2000 and 2001...........   76
  Notes to Consolidated Financial Statements................   77
                         EDN SOVINTEL LLC
YEAR END FINANCIAL STATEMENTS
  Report of Independent Auditors............................  105
  Balance Sheets as of December 31, 2000 and 2001...........  106
  Statements of Income for the years ended December 31,
     1999, 2000 and 2001....................................  107
  Statements of Cash Flows for the years ended December 31,
     1999, 2000 and 2001....................................  108
  Statements of Members' Equity for the years ended December
     31, 1999, 2000 and 2001................................  109
  Notes to Financial Statements.............................  110

                          AUDITED FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Golden Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 5, 2002

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

                              GOLDEN TELECOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS OF US$,
                                                               EXCEPT SHARE DATA)
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $  57,889   $  37,404
  Investments available for sale............................     54,344       8,976
  Accounts receivable, net of allowance for doubtful
     accounts of $3,124 and $3,800 at December 31, 2000 and
     2001, respectively.....................................     19,291      21,875
  Prepaid expenses..........................................      4,413       6,356
  Deferred tax asset........................................         --       1,586
  Other current assets......................................      5,471       8,538
                                                              ---------   ---------
TOTAL CURRENT ASSETS........................................    141,408      84,735
Property and equipment:
  Telecommunications equipment..............................     90,265      96,337
  Telecommunications network held under capital leases......      9,800      23,500
  Furniture, fixtures and equipment.........................      9,361      11,844
  Other property............................................      4,655       6,502
  Construction in progress..................................     10,549       9,670
                                                              ---------   ---------
                                                                124,630     147,853
  Accumulated depreciation..................................     42,253      49,263
                                                              ---------   ---------
     Net property and equipment.............................     82,377      98,590
Investments in and advances to ventures.....................     49,629      45,981
Goodwill and intangible assets:
  Goodwill..................................................     75,543      69,936
  Telecommunications service contracts......................      5,888      33,823
  Other Intangible assets...................................     37,034      12,214
                                                              ---------   ---------
                                                                118,465     115,973
  Accumulated amortization..................................     48,420      58,827
                                                              ---------   ---------
     Net goodwill and intangible assets.....................     70,045      57,146
Restricted cash.............................................      2,519       3,369
Other non-current assets....................................      2,478      10,563
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 348,456   $ 300,384
                                                              =========   =========

                              GOLDEN TELECOM, INC.

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS OF US$,
                                                               EXCEPT SHARE DATA)

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  27,439   $  27,327
  Debt maturing within one year.............................      3,339       9,869
  Current capital lease obligation..........................         --       1,618
  Deferred revenue..........................................      1,999       2,554
  Due to affiliates.........................................      7,957         180
  Other current liabilities.................................        704       7,177
                                                              ---------   ---------
TOTAL CURRENT LIABILITIES...................................     41,438      48,725
Long-term debt, less current portion........................      9,408       3,337
Long-term deferred tax liability............................         --       6,294
Long-term deferred revenue..................................      2,691       3,274
Long-term capital lease obligations.........................         --       7,396
Affiliate long-term debt....................................      6,250          --
Other non-current liabilities...............................      2,139       4,547
                                                              ---------   ---------
TOTAL LIABILITIES...........................................     61,926      73,573
COMMITMENTS AND CONTINGENCIES
Minority interest...........................................      3,337       5,967
SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
     authorized; none issued and outstanding at December 31,
     2000 and 2001).........................................         --          --
  Common stock, $0.01 par value (100,000,000 shares
     authorized; 24,479,997 shares issued and outstanding at
     December 31, 2000 24,790,098 shares issued and
     22,517,371 shares outstanding at December 31, 2001)....        245         248
  Treasury stock (2,272,727 shares as of December 31,
     2001)..................................................         --     (25,000)
  Additional paid-in capital................................    412,754     414,407
  Accumulated deficit.......................................   (129,806)   (168,811)
                                                              ---------   ---------
TOTAL SHAREHOLDERS' EQUITY..................................    283,193     220,844
                                                              ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 348,456   $ 300,384
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                  (IN THOUSANDS OF US$,
                                                                  EXCEPT PER SHARE DATA)
REVENUE:
  Telecommunication services................................  $ 86,807   $102,492   $128,407
  Revenue from affiliates...................................    11,124     10,597     11,631
                                                              --------   --------   --------
TOTAL REVENUE...............................................    97,931    113,089    140,038
OPERATING COSTS AND EXPENSES:
  Access and network services...............................    40,516     50,954     63,685
  Selling, general and administrative.......................    41,011     45,420     48,935
  Depreciation and amortization.............................    28,143     31,851     41,398
  Impairment charge.........................................        --         --     31,291
  Abandonment and restructuring charge......................    19,813         --         --
                                                              --------   --------   --------
TOTAL OPERATING EXPENSES....................................   129,483    128,225    185,309
LOSS FROM OPERATIONS........................................   (31,552)   (15,136)   (45,271)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures...................    (6,677)      (285)     8,155
  Interest income...........................................     5,208     10,445      3,161
  Interest expense..........................................    (2,394)    (3,319)    (2,384)
  Foreign currency losses...................................    (2,739)      (390)      (647)
  Minority interest.........................................    (1,477)      (431)      (117)
  Other non-operating expense...............................        --       (148)        --
                                                              --------   --------   --------
TOTAL OTHER INCOME (EXPENSES)...............................    (8,079)     5,872      8,168
                                                              --------   --------   --------
Net loss before income taxes................................   (39,631)    (9,264)   (37,103)
Income taxes................................................     6,823        990      1,902
                                                              --------   --------   --------
NET LOSS....................................................  $(46,454)  $(10,254)  $(39,005)
                                                              ========   ========   ========
Net loss per share..........................................  $  (3.38)  $  (0.43)  $  (1.65)
                                                              ========   ========   ========
Weighted average common shares outstanding..................    13,736     24,096     23,605
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   --------
                                                                   (IN THOUSANDS OF US$)
OPERATING ACTIVITIES
  Net loss..................................................  $(46,454)  $ (10,254)  $(39,005)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities:
  Depreciation..............................................    11,863      15,133     18,685
  Amortization..............................................    16,280      16,718     22,713
  Equity in (earnings) losses of ventures, net of dividends
     received...............................................     6,677         285     (8,155)
  Abandonment and restructuring charge......................    19,813          --         --
  Impairment charge.........................................        --          --     31,291
  Minority interest.........................................     1,477         431        117
  Foreign currency losses...................................     2,739         390        647
  Deferred tax benefit......................................        --          --     (1,656)
  Other.....................................................     1,387       1,169      1,274
  Changes in assets and liabilities:
     Accounts receivable....................................       495      (8,558)       905
     Accounts payable and accrued expenses..................     1,337       5,945     (1,390)
     Other assets and liabilities...........................       758      (3,145)      (968)
                                                              --------   ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    16,372      18,114     24,458
INVESTING ACTIVITIES
  Purchases of property and equipment and intangible
     assets.................................................   (22,110)    (37,115)   (27,859)
  Acquisitions, net of cash acquired........................    (6,397)    (24,309)   (33,448)
  Restricted cash...........................................     7,251       4,448       (850)
  Purchase of investments available for sale................        --     (53,080)    (8,965)
  Proceeds from investments available for sale..............        --          --     54,344
  Convertible loan to affiliated company....................        --      (9,000)     9,000
  Dividend received from affiliated company.................        --       1,910      1,924
  Loans made................................................        --          --     (9,137)
  Other investing...........................................     3,073       5,776      2,359
                                                              --------   ---------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (18,183)   (111,370)   (12,632)
FINANCING ACTIVITIES
  Proceeds from debt........................................     6,857      22,900      3,300
  Repayments of debt........................................   (13,983)    (31,540)   (10,003)
  Purchase of treasury stock................................        --          --    (25,000)
  Net proceeds from issuance of common stock................   142,453          --         --
  Net proceeds from exercise of employee stock options......        --          --        382
  Net proceeds from shareholder.............................    16,071          32         --
  Other financing...........................................        --      (2,815)      (761)
                                                              --------   ---------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   151,398     (11,423)   (32,082)
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,029)       (154)      (229)
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........   148,558    (104,833)   (20,485)
Cash and cash equivalents at beginning of period............    14,164     162,722     57,889
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $162,722   $  57,889   $ 37,404
                                                              ========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                    COMMON STOCK      TREASURY STOCK     ADDITIONAL                     TOTAL
                                   ---------------   -----------------    PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                   SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL       DEFICIT        EQUITY
                                   ------   ------   ------   --------   ----------   -----------   -------------
                                                               (IN THOUSANDS OF US$)
Balance at December 31, 1998.....  10,600    $106        --   $     --    $241,775     $ (73,098)     $168,783
  Proceeds from the sale of
    common stock, net of expenses
    of $8,348....................  13,030     131                          142,322            --       142,453
  Issuance of warrants...........      --      --        --         --       1,500            --         1,500
  Compensatory restricted stock
    grants.......................      --      --        --         --         213            --           213
  Acquisition of Ukrainian
    TeleSystems, LLC.............     420       4        --         --       5,032            --         5,036
  Capital contributions by GTS...      --      --        --         --      17,021            --        17,021
  Net loss.......................      --      --        --         --          --       (46,454)      (46,454)
                                   ------    ----    ------   --------    --------     ---------      --------
Balance at December 31, 1999.....  24,050    $241        --   $     --    $407,863     $(119,552)     $288,552
  Compensatory restricted stock
    grants.......................      --      --        --         --         852            --           852
  Acquisition of Ukrainian
    TeleSystems, LLC.............      30      --        --         --         360            --           360
  Acquisition of Agama Limited...     400       4        --         --       3,795            --         3,799
  Adjustment of shareholder
    contribution.................      --      --        --         --        (116)           --          (116)
  Net loss.......................      --      --        --         --          --       (10,254)      (10,254)
                                   ------    ----    ------   --------    --------     ---------      --------
Balance at December 31, 2000.....  24,480    $245        --   $     --    $412,754     $(129,806)     $283,193
  Compensatory restricted stock
    grants.......................      --      --        --         --         636            --           636
  Compensatory common stock
    option grants................      --      --        --         --         453            --           453
  Issuance of common stock in
    relation to restricted stock
    grants.......................     142       2        --         --          (2)           --            --
  Exercise of stock options......      43      --        --         --         517            --           517
  Exercise of common stock
    warrants.....................     125       1        --         --          (1)           --            --
  Purchase of treasury shares....      --      --    (2,273)   (25,000)         --            --       (25,000)
  Other equity transactions......      --      --        --         --          50            --            50
  Net loss.......................      --      --        --         --          --       (39,005)      (39,005)
                                   ------    ----    ------   --------    --------     ---------      --------
Balance at December 31, 2001.....  24,790    $248    (2,273)  $(25,000)   $414,407     $(168,811)     $220,844
                                   ======    ====    ======   ========    ========     =========      ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS OPERATIONS

     Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial public offering ("IPO") which closed on October 5, 1999.

     The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and after the IPO, GTS retained an approximately 62% interest in the Company. As the CIS Entities were under common control, the accompanying 1999 consolidated statement of operations, consolidated statement of cash flows, and consolidated statement of shareholders' equity give effect to the reorganization as if it were a pooling of interests and the financial statements have been presented on a carve-out basis and include the historical results of operations directly related to Golden Telecom and have been prepared from GTS' historical accounting records. No intangible assets were created and recorded as a result of this reorganization.

     On May 11, 2001, GTS completed the sale of approximately 12.2 million shares, or approximately 50%, of GTI's common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of the Company's previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok").

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control are accounted for by the equity method. The Company had certain majority-owned ventures that were accounted for by the equity method as a result of minority shareholders possessing substantive participating rights that prevented the Company from obtaining control of the ventures, but these ventures were acquired by MCT Corp. ("MCT") in December 2000. All significant inter-company accounts and transactions are eliminated upon consolidation.

     The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures where the Company bears all of the financial risk. When such ventures become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recognized have been recovered. The results of operations of the abandoned cellular ventures are excluded from GTI's results of operations from August 31, 1999, the date of abandonment, through to disposition in December 2000.

     Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

                              GOLDEN TELECOM, INC.

  FOREIGN CURRENCY TRANSLATION

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency (principally either Russian rubles or Ukrainian hryvna) in accordance with the requirements of accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS and other non-US jurisdictions in that they reflect certain adjustments, recorded on the entities' books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

     The Company follows a translation policy in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). The temporal method for translating assets and liabilities is used for translation of the Company's legal entities domiciled in the CIS and other non-US jurisdictions. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures.

     All foreign currency gains and losses recognized in the operations of consolidated subsidiaries are included in the Company's statement of operations as "foreign currency losses." The Company's proportionate share of all foreign currency gains and losses recognized in the operations of ventures accounted for by the equity method of accounting are recognized in the Company's statement of operations as "equity in earnings of ventures".

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

     The official exchange rate as of December 31, 2000 and December 31, 2001 was 28.16 and 30.14 rubles per US dollar, respectively.

  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less from the date of purchase, that the Company may hold from time to time, as cash and cash equivalents. Restricted cash is primarily related to cash held in escrow at a financial institution for the collateralization of debt obligations that certain of the Company's consolidated subsidiaries and equity ventures have borrowed from such financial institution.

                              GOLDEN TELECOM, INC.

  INVESTMENTS AVAILABLE FOR SALE

     The Company classifies its investments in debt securities, which do not qualify as cash equivalents due to their extended maturities, as investments available for sale. Investments available for sale consisted of money market instruments such as certificates of deposit and commercial paper, and the contractual maturity of the entire balance is less than one year. Investments available for sale are stated at fair value which approximates cost plus accrued interest income. Accordingly, there are no unrecognized gains or losses as of December 31, 2000 and 2001.

  ACCOUNTS RECEIVABLE, NET

     Accounts receivable are shown at their net realizable value which approximates their fair value.

  INVENTORIES

     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on a specific identification basis.

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $9.8 million and $23.5 million at December 31, 2000 and 2001, respectively, with associated accumulated depreciation of $1.1 million and $2.6 million as of December 31, 2000 and 2001, respectively. Amortization of assets recorded under capital leases is included with depreciation expense for the year ended December 31, 2000 and 2001.

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over its estimated useful life, five years. Intangible assets, principally telecommunications service contracts, licenses, software and content are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to seven years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001, with respect to the acquisition of 51% of competitive local exchange carrier ("CLEC") Agentstvo Delovoi Svyazi ("ADS") in September 2001, as disclosed in Note 3.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an improvement in the Company's results of operation by reducing amortization expense by approximately $12.0 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Upon the adoption of SFAS

                              GOLDEN TELECOM, INC.

No. 142, the Company will record a cumulative effect of the change in accounting for negative goodwill (deferred credit) arising on GTI's equity method investments in the amount of $1.0 million.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company plans to adopt this new standard from January 1, 2002 and is currently evaluating the impact the pronouncement will have on future consolidated financial statements.

  INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company's income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings. Prior to its formation, the Company was functioning as operating units of GTS and was included in the consolidated tax return of GTS.

  REVENUE RECOGNITION

     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected, and the time spent online. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at 4% during 1999 and 2000 and 1% during 2001, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

                              GOLDEN TELECOM, INC.

     In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company has deferred telecommunication connection fees and capitalized direct incremental costs related to connection fees. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The total amount of deferred revenue was $4.7 million and $5.9 million as of December 31, 2000 and 2001, respectively. The total amount of deferred cost of revenue was $2.3 million and $2.7 million as of December 31, 2000 and 2001, respectively.

  ADVERTISING

     The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 1999, 2000 and 2001 were $2.8 million, $5.0 million and $4.6 million, respectively.

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

  GOVERNMENT PENSION FUNDS

     The Company contributes to the Russian and Ukrainian state pension funds and social funds, on behalf of all its Russian and Ukrainian employees. Contributions are determined as a percentage of gross payroll and expensed as incurred.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, investments held for sale, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair value. The fair value of long-term debt to GTS and a vendor of telecommunications equipment, as determined on a discounted cash flow basis, was $12.0 million as of December 31, 2000. The Company paid the debt to the vendor of telecommunications equipment in May 2001. The fair value of debt to GTS was $6.5 million at December 31, 2001.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 1999, 2000 and 2001, comprehensive income for the Company is equal to net loss.

  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, investments held for sale and loan receivable. Of the $57.9 million of cash and cash equivalents and $54.3 million of investments available for sale held at December 31, 2000 and the $37.4 million of cash and cash equivalents and $9.0 million of investments available for sale held at December 3, 2001, $92.2 million and $38.3 million was held in US money market instruments in US financial institutions at December 31, 2000 and 2001, respectively. The balance is being maintained in US-owned and, to a lesser extent, local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The company generally does not require collateral to extend credit to its customers. In 2001, the Company granted an unsecured loan to a party in a lease agreement, as disclosed in Note 6.

                              GOLDEN TELECOM, INC.

  STOCK-BASED COMPENSATION

     Prior to its formation, certain employees of the Company participated in one or more of the stock option plans of GTS. The Company has now established its own stock-based compensation plans as detailed in Note 8. The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for its plans. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principals Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted. The Company recognizes compensation expense for stock options granted employees of its equity method investees based on the fair value of options, as determined using the Black-Sholes valuation model, over the respective option vesting period.

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

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of the new statement did not have a significant effect on the Company's results of operations or financial position.

  ASSET RETIREMENT OBLIGATIONS

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

  COMPARATIVE FIGURES

     Certain 1999 and 2000 amounts have been reclassified to conform to presentation adopted in the current year.

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

                              GOLDEN TELECOM, INC.

tangible and intangible assets acquired has been reflected as goodwill, which is being amortized on a straight-line basis for a period of five years. No adjustments have been made to the assets and liabilities acquired, since their carrying values approximated their fair market values on the date of the transactions.

     In August 1999, the Company increased its beneficial ownership in TCM from 95% to 100%. Goodwill in the amount of $3.2 million was recorded by the Company.

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

     In June 1999, the Company acquired the assets of Glasnet, a Moscow based Internet Services Provider ("ISP"). In July 1999, the Company acquired a 75% interest in SA Telcom LLP, a telecommunications and data services provider in Kazakhstan. In December 1999, the company acquired the assets of Nevalink, an ISP, and of full-equity ownership of NevaTelecom. Both Nevalink and NevaTelecom provide telecom and Internet services to the St. Petersburg market. These acquisitions were purchased for approximately $2.5 million in cash.

     In February 2000, Golden Telecom Ukraine, a majority owned subsidiary, acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based business. In March 2000, the Company acquired the assets of Referat.ru and Absolute Games, two leading vertical Internet portals in the education and computer gaming categories of the Russian Internet. In April 2000, the Company acquired the assets of Fintek, a prominent Moscow-based Web design studio and 51% of Commercial Information Networks ("KIS"), the largest Internet service provider in Nizhny Novgorod. In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired 25% of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, bringing its ownership interest in this company up to 100%. The combined purchase price was less than $3.0 million in cash.

     In October 2000, the Company acquired the assets of IT INFOART STARS ("InfoArt"), a leading horizontal Russian and English language Internet portal, for approximately $8.3 million in cash. InfoArt provides Internet users with a wide variety of content from leading Russian new agencies and publications.

     In December 2000, the Company acquired Agama Limited ("Agama") that owns the Agama family of web properties for approximately $13.1 million in cash and the issuance of 399,872 shares of the Company's common stock valued at $3.8 million, including 79,974 shares that were subject to a holdback and were placed in escrow relating to personnel retention and payment of potential liability. These shares were released from escrow in December 2001. The Agama family of Russian web properties include Aport, Atrus ("@Rus"), and Omen.

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

                              GOLDEN TELECOM, INC.

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

     In December 2000, the Company acquired an ownership interest in MCT in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owned the Company's Russian mobile operations. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expects to be diluted to not less than 18% as a result of equity offerings planned by MCT. As part of the transaction, the Company also acquired $9.0 million of MCT debt convertible into equity securities for cash, which was fully repaid in November 2001.

     The Company accounted for the exchange of the subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the related fair values were not readily determinable, accordingly, no gain or loss was recognized on the exchange. Concurrent with the exchange of ownership interests, certain assets and rights to certain obligations of our Russian mobile ventures were assigned to MCT. Prior to the transaction, the book value of the Company's interest was adjusted for the effect of these concurrent transactions and the remaining portion of the abandonment and restructuring reserve. At December 31, 2001, the Company's equity interest in MCT was approximately 23%.

     In June 2001, the Company acquired ISP ZAO Cityline ("Cityline"), 51% of ISP OOO Uralrelcom ("Uralrelcom") and infrastructure company ZAO First Telecommunications Company ("PTK") for cash consideration of approximately $29.0 million, including $6.0 million that was held in escrow. At the time of acquisition, local access capacity to be delivered by a third party to PTK was not yet operational nor placed in service. The purchase and sale agreement provided that until such capacity became fully operational, $6.0 million of purchase consideration would be held in escrow. The Company's interim financial statements reflected the preliminary purchase price allocation, principally assigning such costs to intangible assets. In the fourth quarter of 2001, the Company became aware that such original local access capacity would not become available. As a result, the Company negotiated a full recovery of the funds held in escrow and the Company is to receive alternative local access capacity pursuant to the original terms of the PTK third-party contract. Accordingly, as of December 31, 2001, the recovery of the funds held in escrow of $6.0 million was recorded as a reduction in the carrying amount of the acquired intangible assets. In addition, the Company incurred approximately $0.9 million in consulting fees related to these investment transactions from an affiliate of Alfa, a shareholder of the Company.

     The following unaudited pro forma combined results of operations for the Company gives effect to the Cityline, Uralrelcom and PTK business combinations as if they had occurred at the beginning of 2000. For the twelve months ended December 31, 2000 and 2001, pro forma revenue would have been approximately $118.3 million and $142.9 million, respectively. The pro forma net loss would have been approximately $11.9 million, or $0.49 per common share for the twelve months ended December 31, 2000 and approximately $40.9 million, or $1.73 per common share, for the twelve months ended December 31, 2001. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

     In September 2001, the Company acquired 51% of ADS, a CLEC operating primarily in Nizhny Novgorod, for cash consideration of approximately $2.9 million. This acquisition strengthens GTI's presence in the Nizhny Novgorod region. The Company's interim financial statements reflected the preliminary allocation of the purchase price. In December 2001, the Company reviewed the allocation of the purchase price and reduced the initial goodwill recorded by approximately $1.4 million, assigning such costs to contract-

                              GOLDEN TELECOM, INC.

based and customer relationship intangible assets that will be amortized over a weighted-average period of approximately seven years. In accordance with the new rules of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the acquisition of ADS. The impact of this acquisition on the operating results of the Company for 2000 and 2001, if presented on a pro-forma basis, would not have been material.

     The following is a condensed balance sheet of ADS on the date of acquisition:

                                                              SEPTEMBER 1, 2001
                                                              -----------------
                                                               (IN THOUSANDS)
                                    ASSETS:

Current assets..............................................       $  572
Property and equipment......................................        3,487
Intangible assets...........................................        3,870
Other assets................................................          117
                                                                   ------
  Total assets..............................................       $8,046
                                                                   ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities.........................................       $1,694
Non-current liabilities.....................................          772
Stockholders' equity........................................        5,580
                                                                   ------
  Total liabilities and stockholders' equity................       $8,046
                                                                   ======

     The results of operations of Cityline, Uralrelcom and PTK have been included in the Company's consolidated operations since June 1, 2001. The results of operations of ADS have been included in the Company's consolidated operations since September 1, 2001.

NOTE 4:  INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments, in the periods shown, range from approximately 23% to 50%.

     The components of the Company's investments in and advances to ventures are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Equity in net assets acquired...............................  $12,701   $12,348
Excess of equity in net assets acquired over investment cost net of amortization of none and $243 at December 31, 2000
  and 2001, respectively....................................   (1,242)     (974)
Accumulated earnings recognized, net of losses..............   31,676    40,139
Dividends...................................................   (2,453)   (4,477)
Cash advances and other.....................................    8,947    (1,055)
                                                              -------   -------
     Total investments in and advances to ventures..........  $49,629   $45,981
                                                              =======   =======

     In applying the equity method of accounting, the Company's policy is to amortize the excess of investment cost over equity in net assets acquired or the excess of equity in net assets acquired over investment cost based upon an assignment of the excess to the fair value of the venture's identifiable tangible and

                              GOLDEN TELECOM, INC.

intangible assets, with any unassigned amounts designated as goodwill. The Company then amortizes the allocated costs in accordance with its policies defined in Note 2, "Summary of Significant Accounting Policies."

     The Company has financed the operating and investing cash flow requirements of several of the Company's ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company's investments in and cash advances to the ventures.

     On November 2, 2001, the Company agreed to extend the due date on the $9.0 million note owed by MCT that was payable to the Company on October 29, 2001. MCT paid in full, the $9.0 million note plus accrued interest and costs of approximately $1.4 million on November 6, 2001.

     The changes in the investments in and advances to ventures are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Balance, at beginning of period.............................  $45,196   $ 49,629
  Equity in net assets acquired.............................       --        715
  Dividends.................................................   (1,049)    (2,024)
  Effect of exchange of shares in Vostok Mobile B.V. for
     MCT....................................................    2,771         --
  Convertible loan to MCT...................................    9,000     (9,000)
  Cash advances (repayments) and other......................   (6,005)      (768)
  Effect of consolidating equity method investees...........       --     (1,277)
                                                              -------   --------
                                                                4,717    (12,354)
  Equity ownership in earnings..............................    2,355      7,256
  Excess gains (losses) recognized over amount attributable
     to ownership interest..................................   (2,780)       213
  Interest income on advances...............................      453        994
  Amortization of excess of equity in net assets acquired
     over investment cost...................................       --        243
  Amortization of excess investment cost over equity in net
     assets acquired........................................     (312)        --
                                                              -------   --------
Balance, at end of period...................................  $49,629   $ 45,981
                                                              =======   ========

     For all periods presented through December 31, 2001, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                                                       EQUITY METHOD ENTITIES
                                                 ----------------------------------
                                                        PERIOD           OWNERSHIP
                                                 ---------------------   ----------
EDN Sovintel...................................           All               50%
Other TeleRoss Ventures........................           All               50%
TeleRoss Nizhny Novgorod.......................   Through August 2001       50%
TeleRoss Arkhangelsk...........................  Through December 2000   50% - 100%
TeleRoss Komi..................................  Through December 2000   50% - 75%
TeleRoss Khabarovsk............................  Through December 2000   50% - 100%
Vostok Mobile Ventures.........................  Through December 2000   50% - 70%
MCT Corp.......................................   From December 2000     22% - 24%

                              GOLDEN TELECOM, INC.

     TeleRoss Nizhny Novgorod, TeleRoss Arkhangelsk, TeleRoss Komi, and TeleRoss Khabarovsk are all accounted for using the consolidation method subsequent to the dates indicated above.

     The following tables present condensed financial information of the Company's ventures that are accounted for by the equity method of accounting as of December 31, 2000 and 2001. The December 31, 2000 information excludes the results of the abandoned Vostok Mobile ventures. The December 31, 2000 information includes the results of the non-abandoned Vostok Mobile ventures that were exchanged for an equity interest of approximately 24% in MCT, until December 28, 2000, the date the exchange was completed. The December 31, 2000 information includes the results of increased ownership in three TeleRoss ventures that occurred in the second half of 2000. These three ventures were not material to the financial statements as a whole and therefore, the equity method of accounting was maintained throughout 2000. From January 2001, these three TeleRoss ventures were accounted for under the consolidated method of accounting. The December 31, 2000 balance sheet information includes the balances of MCT. The December 31, 2001 income statement and balance sheet information includes the balances of MCT. All equity method ventures were 50% or less owned during the year ended December 31, 2001.

                                 YEAR ENDED DECEMBER 31, 2000              YEAR ENDED DECEMBER 31, 2001
                       -------------------------------------------------   ----------------------------
                       MAJORITY OWNED    50% OR LESS      TOTAL EQUITY             TOTAL EQUITY
                          VENTURES      OWNED VENTURES   METHOD VENTURES         METHOD VENTURES
                       --------------   --------------   ---------------   ----------------------------
                                        (IN THOUSANDS)                            (IN THOUSANDS)
Revenue..............     $ 2,493          $113,846         $116,339                 $154,881
Gross margin.........       1,639            58,313           59,952                   79,984
Net income...........      (1,205)            5,939            4,734                      974
Current assets.......         137            44,113           44,250                   55,677
Total assets.........         808           216,461          217,269                  240,449
Current
  liabilities........         172            93,138           93,310                  102,525
Total liabilities....         922           108,583          109,505                  129,965
Net assets...........        (114)          107,878          107,764                  110,484

                              GOLDEN TELECOM, INC.

NOTE 5:  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Other current assets consists of:
  Inventory.................................................  $ 2,216   $ 1,779
  Notes receivable..........................................      647     1,786
  Other current assets......................................    2,608     4,973
                                                              -------   -------
     Total other current assets.............................  $ 5,471   $ 8,538
                                                              =======   =======
Other intangible assets consists of:
  Internet software and related content.....................  $24,463   $ 1,210
  Licenses..................................................    5,302     2,854
  Other intangible assets...................................    7,269     8,150
                                                              -------   -------
     Total other intangible assets..........................  $37,034   $12,214
                                                              =======   =======
Accounts payable and accrued expenses consists of:
  Accounts payable..........................................  $11,471   $11,743
  Interest payable..........................................    1,358       472
  Accrued compensation......................................    2,151     2,231
  Accrued other taxes.......................................    4,759     4,273
  Abandonment and restructuring charge accrual..............      240        --
  Accrued access and network services.......................    3,020     2,958
  Other accrued expenses....................................    4,440     5,650
                                                              -------   -------
     Total accounts payable and accrued expenses............  $27,439   $27,327
                                                              =======   =======
Other current liabilities consists of:
  Liabilities to GTS........................................  $    --   $ 5,470
  Other current liabilities.................................      704     1,707
                                                              -------   -------
     Total other current liabilities........................  $   704   $ 7,177
                                                              =======   =======

                              GOLDEN TELECOM, INC.

NOTE 6:  DEBT OBLIGATIONS AND CAPITAL LEASES

     Company debt consists of:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Citibank General Credit Agreement...........................  $    --   $ 2,225
Siemens Equipment Agreement.................................      379        --
Motorola Equipment Agreement................................    4,218     2,181
Vendor Settlement Agreement.................................    4,750        --
Note payable to GTS.........................................    6,250     6,250
Siemens Loan Agreement......................................    3,400     2,550
                                                              -------   -------
                                                               18,997    13,206
Less: debt maturing within one year.........................    3,339     9,869
                                                              -------   -------
  Total long-term debt......................................  $15,658   $ 3,337
                                                              =======   =======

     Aggregate maturities of debt, as of December 31, 2001, are as follows:
2002 -- $9.9 million, 2003 -- $1.6 million, 2004 -- $0.9 million, 2005 -- $0.0 million, 2006 -- $0.3 million, and thereafter -- $0.5 million.

     The Company paid interest of $2.4 million, $2.9 million and $2.2 million in 1999, 2000, and 2001, respectively.

     Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Russian subsidiary of Citibank. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. These two facilities replaced the previous $30 million back to back facility that expired on September 30, 2000. The funding level as of December 31, 2001 for all these facilities totaled $3.0 million, of which $2.2 million was funded to the Company's consolidated subsidiaries and $0.8 million was funded to the Company's affiliates. The loan facilities carry interest at a rate equal to the six-month London Inter-Bank Offering Rate ("LIBOR") plus 1.0 percent per annum (equivalent to approximately 3.10%, on average for loans outstanding, at December 31, 2001) and mature partially in 2002 and between December 2006 and January 2007.

     In November 1996, Golden Telecom (Ukraine) entered into an agreement with Siemens GmbH, which was amended to include MKM Telekom (a subsidiary of Siemens) (collectively referred to as the "Siemens equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to 8.6 million Deutsche Marks (DM) of certain equipment from Siemens. The terms allowed Golden Telecom (Ukraine) to finance up to 70% of this amount. Golden Telecom (Ukraine) was required to make semiannual principal payments plus accrued interest for three years beginning six months after completion of installation of such equipment. Golden Telecom (Ukraine) repaid in full the principal outstanding under this agreement on March 02, 2001 and the interest outstanding was repaid on April 11, 2001. The agreement carried interest at a rate equal to the DM LIBOR rate plus 4.5 percent per annum (equivalent to 9.34% at March 02, 2001).

     In June 1996, Golden Telecom (Ukraine) entered into an agreement with Motorola Corporation (the "Motorola equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to $20.0 million of certain equipment from Motorola. Through December 31, 2001, the Company had purchased $13.7 million of equipment under this agreement. Golden Telecom (Ukraine) is required to make 15 semiannual payments

                              GOLDEN TELECOM, INC.

plus accrued interest beginning six months after completion of installation of such equipment, starting on June 25, 1997. Amounts outstanding under this agreement totaled $2.2 million at December 31, 2001. The agreement carries interest at a rate equal to the USD LIBOR rate plus 3.0 percent per annum (equivalent to 5.90% at December 31, 2001). Amounts outstanding under the agreement have been covered by the GTS Parent Guarantee. At present, the GTS Parent Guarantee is being transferred to GTI.

     In October 2000, Golden Telecom (Ukraine) entered into a 4 year supplier loan agreement with Siemens AG (the "Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. Principal outstanding under this agreement totaled $2.6 million at December 31, 2001. The agreement carries interest at a rate equal to the six month USD LIBOR plus 4.9% (equivalent to 6.87% at December 31, 2001). The Siemens Loan Agreement became effective with the execution of a payment guarantee by Golden Telecom, Inc.

     The sale by GTS of approximately 12.2 million, or approximately 50%, of the Company's common stock, in May 2001, triggered an acceleration of $6.0 million, including accrued interest, of our long-term debt, under change of control provisions in promissory notes. In July 2001, this long-term debt was paid to the vendor of telecommunications equipment in full and final settlement of the Vendor Settlement Agreement. As part of the GTS transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS is now payable on May 11, 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements, other than transfer of guarantees.

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

     In September 2001, the Company entered into a five year lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in the Company's interregional traffic and regional expansion strategy. The lease is classified as a capital lease in the balance sheet. In December 2001, GTI issued a $9.1 million loan to the same company that has provided the capital lease. The loan has payment terms of 56 months, starting in January 2002, and carries interest at the rate of 7 percent per annum. The following table presents minimum lease payments under the capital lease:

                                                              LEASE PAYMENTS
                                                              --------------
                                                              (IN THOUSANDS)
2002........................................................     $ 2,388
2003........................................................       2,388
2004........................................................       2,388
2005........................................................       2,388
2006........................................................       1,592
                                                                 -------
                                                                  11,144
Less: interest..............................................       2,130
                                                                 -------
  Total principal payments..................................     $ 9,014
                                                                 =======

  DEBT RESTRUCTURING

     On September 10, 1999, the Company, GTS and a vendor of telecommunications equipment executed a Settlement Agreement in regard to a credit facility under which, certain equity method cellular investees had

                              GOLDEN TELECOM, INC.

outstanding loans. Under the terms of the Settlement Agreement, on the date of the closing of the Company's initial public offering, GTS and the vendor prepaid the amounts outstanding under the credit facility totaling $14.4 million plus $0.3 million of accounts payable to the vendor, and GTS paid directly or funded the settlement of certain outstanding accounts receivable from the cellular investees to the vendor for $2.5 million. The Company received the rights to collect from the cellular investees the amounts owed by such investees in regard to the credit facility and the accounts receivable, which have subsequently been assigned to MCT, and issued promissory notes to GTS in a total amount of $6.3 million and the vendor in a total amount of $4.8 million. In addition, the Company issued certain warrants to the vendor described in Note 7.

     The promissory note issued to the vendor bore interest at 14% per annum. The note was subordinated to accounts payable and senior loans and had a maturity of seven years. The Company was required to make any payments under the note for the first thirty-months. At its election, the vendor had the option of selling the note to GTS at 60% of its face value, $2.9 million, during the first year after which such option expires. The two promissory notes issued to GTS, for $4.8 million and $1.5 million, had the same ranking, maturity, interest rate and payment terms as the $4.8 million promissory note issued to the vendor, as described above.

NOTE 7:  SHAREHOLDERS' EQUITY

  COMMON STOCK

     On June 10, 1999, the Company issued one hundred shares of $0.01 par common stock to GTS. In anticipation of the Initial Public Offering of our stock and in consideration of the contribution of the assets that constitute Golden Telecom, Inc., on September 29, 1999, the Company issued an additional 10,599,900 shares of common stock to GTS. The accompanying financial statements have been prepared with the assumption that 10,600,000 shares of common stock have been issued and outstanding for all of the periods prior to September 30, 1999. On September 30, 1999, the Company issued 4,456,328 shares of $0.01 par common stock to GTS and 2,673,797 shares of $0.01 par common stock to a group of strategic investors. Additionally, the Company issued 420,000 shares of $0.01 par common stock to an affiliate of ING Barings as partial consideration for its ownership interest in GTS-Ukrainian TeleSystems LLC. Also, on September 30, 1999, the Company signed an Underwriting Agreement with Deutsche Bank AG London to issue 4,650,000 shares of $0.01 par common stock as part of the Company's initial public offering.

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

                              GOLDEN TELECOM, INC.

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

     In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company's common stock at $11.00 per share, from a subsidiary of GTS. After this sale, GTS continued to own approximately 0.6 million shares, or approximately 2.6 percent, of GTI's outstanding common stock. To effect the buy-back, GTI acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire GTI common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125.0 million in GTI shares from GTS in May 2001. In October 2001, GTS sold the remaining approximately 0.6 million shares of GTI's common stock. Accordingly, GTS is no longer an affiliate of the Company.

     In September 1999, the Company issued certain warrants to a vendor of telecommunications equipment as part of a Settlement Agreement to debt restructuring. The terms of the warrants allowed the vendor to purchase 126,050 shares of the GTI's common stock at an exercise price of $0.10 per share. The warrants were exercisable for five years, but were not exercisable during the first two -- years. During this period, the vendor was required to transfer one-half of the warrants to GTS if GTS or its subsidiaries place orders in Western and Central Europe with the vendor in an amount equal to or exceeding $50 million, as invoiced by the vendor. If GTS or its subsidiaries place such orders in an amount equal to or exceeding $75 million, the vendor would have been required to transfer all of the warrants to GTS. In December 2001, the vendor exercised the warrants in a cashless transaction and received 125,040 shares of GTI's common stock.

     In March 2001, 141,961 restricted shares of the Company's common stock were issued to senior management and employees to be held in escrow by the Company. The restricted shares were issued in accordance with restricted stock agreements dated October 1, 1999 concluded as part of the Company's IPO and were held in escrow by the Company until such restriction lapsed on October 1, 2001.

     The Company has reserved 3,241,906 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.

  PREFERRED STOCK

     On May 17, 2000, the Company's shareholders authorized the creation of 10 million shares of preferred stock, none of which have been issued.

NOTE 8:  STOCK OPTION PLANS

     Prior to the formation of the Company, certain employees participated in one or more of the stock option plans of GTS. At the time of the IPO certain employees that had been granted GTS options that would vest during the year 2000, surrendered those options and received restricted shares in Golden Telecom, Inc., which vested on the second anniversary of the IPO. The maximum number of restricted shares to be issued under this arrangement was 141,961. The total cost of this restricted share program to the company was $1.7 million

                              GOLDEN TELECOM, INC.

(grant date fair value) of which $0.2 million, $0.9 million, and $0.6 million was recorded in the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc., ("the GTI Option Plan") a stock option plan similar to the principal option plan of GTS. The Company has granted and intends to offer options to key employees, members of the Board of Directors of the Company, and employees of its equity method investees. No charge to operations is expected to result from options issued under this plan except for options issued to the employees of equity method investees. The Company recognized $0.5 million compensation expense in 2001 in connection with options granted to employees of the Company's equity investees. The Company's sole shareholder, at that time, and the board of directors approved the GTI Option Plan on September 30, 1999. The plan was ratified at the annual meeting of shareholders May 17, 2000. Under the equity plan not more than 4,023,551 shares of common stock (subject to anti-dilution and other adjustment provisions) were authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. On July 17, 2000, the Company filed with the SEC a registration Statement on Form S-8 to register the 4,023,551 Common Shares available under the 1999 Equity Participation Plan. Options granted under the GTI Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant.

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

     In March 2001, in connection with the finalization of the MCT Corp. ("MCT") transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by the Company and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT, whichever occurs earlier. In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution whereby the Stock Option Award Agreements issued by the Company to employees were amended to provide that the term of the options held by the employees shall be extended from ninety days after the employees termination date to eighteen months after the termination date. No expense was recognized as a result of these modifications since the intrinsic value of the outstanding options was zero on the measurement date.

     The Company applies the provisions of APB No. 25 in accounting for its stock options incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss in future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the year ended December 31, 2000 would have been approximately $18.7 million and, $0.78 net loss per common share and $47.3 million and $2.00 net loss per common share for the year ended December 31, 2001.

     The fair value of options granted under the GTI Option Plan in 2000 and 2001 are estimated to be between $12.61 and $29.04, and between $7.31 and $8.89 per common share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%

                              GOLDEN TELECOM, INC.

for the periods presented, risk free interest rate of 5.20% for 2000 and 4.84% for 2001, an expected life of three years for the periods presented, and an expected volatility of 1.45 for 2000 and 1.25 for 2001. The weighted-average fair value of options granted during 2001 was $8.87.

     Additional information with respect to stock options activity is summarized as follows:

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                      2000                   2001
                                              --------------------   --------------------
                                                          WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                              ---------   --------   ---------   --------
Outstanding at beginning of year............  2,767,000    $12.00    3,371,694    $13.06
Options granted.............................    616,000     18.20      321,000     11.97
Options exercised...........................         --        --      (43,100)    12.00
Options expired.............................         --        --      (38,536)    12.85
Options forfeited...........................    (11,306)    30.80     (369,152)    14.95
                                              ---------              ---------
Outstanding at end of Year..................  3,371,694     13.06    3,241,906     12.75
                                              =========              =========
Options exercisable at year End.............  1,076,211    $12.00    2,113,509    $12.52

     The following table summarizes information about stock options outstanding:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                  AVERAGE
                                                 REMAINING    WEIGHTED                 WEIGHTED
EXERCISE PRICES                                 CONTRACTUAL   AVERAGE                  AVERAGE
AT DECEMBER 31,                     NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
2001                              OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
---------------                   -----------   -----------   --------   -----------   --------
$ 9.88..........................       2,500        9.2        $ 9.88            --         --
 12.00..........................   2,708,241        5.6         12.00     1,893,199     $12.00
 15.63..........................     496,165        7.6         15.63       200,312      15.63
 19.88..........................      10,000        8.1         19.88         6,388      19.88
 33.25 to 36.00.................      25,000        4.3         34.90        13,610      34.93

NOTE 9:  EMPLOYEE BENEFIT PLAN

     Prior to the formation of the Company, certain employees participated in the GTS 401(k) retirement savings plan (the "GTS Savings Plan") covering all US citizen employees. The GTS Savings Plan qualified under section 401(k) of the Internal Revenue Code and, as such, participants were able to defer pretax income in accordance with federal income tax limitations. GTS provided a 50% matching contribution on the first 5% contributed by the employee. GTS may have also, at its discretion, made non-matching contributions. Both matching and non-matching contributions by GTS vest 100% after three years of service. The Company's expense under the GTS Savings Plan for the Company's employees was approximately $37,000 and $39,710 for the years ended December 31, 1999 and 2000, respectively. Neither GTS nor the Company made any discretionary (non-matching) contributions for the years ended December 31, 1999 or 2000.

     In November 2001, The Company implemented a 401(k) retirement savings plan (the "GTI Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the amount contributed by the employees. Both the matching and non-matching contributions by the Company vest after three years of service. The Company's expense under the GTI Savings Plan was approximately $5,000 for the year ended December 31,

                              GOLDEN TELECOM, INC.

2001. The Company made approximately $93,000 discretionary (non-matching) contributions for the year ended December 31, 2001.

NOTE 10:  INCOME TAXES

     The Company accounts for income taxes using the liability method required by FASB Statement No. 109 "Accounting for Income Taxes".

     The components of loss before income taxes and minority interest were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1999      2000       2001
                                                        --------   -------   --------
                                                               (IN THOUSANDS)
Pretax loss:
  Domestic............................................  $(23,449)  $(2,853)  $(16,121)
  Foreign.............................................   (14,705)   (5,980)   (20,865)
                                                        --------   -------   --------
                                                        $(38,154)  $(8,833)  $(36,986)
                                                        ========   =======   ========

     The following is the Company's significant components of the provision for income taxes attributable to continuing operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1999    2000    2001
                                                              ------   ----   -------
                                                                  (IN THOUSANDS)
Domestic -- current.........................................  $   --   $142   $   193
  Foreign -- current........................................   6,823    848     3,365
  Foreign -- deferred.......................................      --     --    (1,656)
                                                              ------   ----   -------
                                                              $6,823   $990   $ 1,902
                                                              ======   ====   =======

     The Company paid income taxes of $7.1 million, $1.1 million and $2.7 million 1999, 2000 and 2001, respectively.

     The Company did not record a domestic provision for income taxes prior to 2000 as, prior to its formation, the Company was functioning as operating units of GTS. The US based subsidiaries of the Company (the "US subsidiaries") were wholly-owned subsidiaries of GTS and accordingly, were included in GTS' US consolidated income tax returns. Under the previous structure, had the US subsidiaries filed a consolidated US income tax return, the Company would have incurred no income taxes for the year ended December 31, 1999. In connection with the formation of the Company, certain elections and transactions have been made that eliminated any US income tax liabilities incurred under the previous structure. The Company's future effective tax rate will depend largely on its structure and tax strategies.

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

     As of December 31, 2001, the Company had net operating loss carry-forwards for US federal income tax purposes of approximately $12.7 million expiring in fiscal years 2010 through 2019. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss

                              GOLDEN TELECOM, INC.

carry-forwards are limited to a maximum of $7.5 million per year on a cumulative basis. As a result, $12.7 million of cumulative net operating losses are available for use during 2002.

     The reconciliation of the US statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Tax benefit at US statutory rates...........................   35.0%    35.0%    35.0%
Non-deductible expenses:
  Amortization..............................................  (13.7)   (59.8)   (11.4)
  Abandonment charge........................................  (17.0)      --       --
  Equity in (losses) earnings...............................   (6.1)    (1.1)     7.7
Foreign exchange differences................................   (2.1)    (1.6)    (0.6)
Different foreign tax rates.................................    1.0      1.7    (15.6)
Change in valuation allowance...............................  (13.8)    35.4     (2.2)
Other permanent differences.................................   (1.2)   (20.8)   (18.1)
                                                              -----    -----    -----
Tax expense.................................................  (17.9)%  (11.2)%   (5.2)%
                                                              =====    =====    =====

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carry-forwards.........................  $ 10,336   $  8,775
  Accrued expenses..........................................     2,299      2,145
  Deferred revenue..........................................     1,254      2,110
  Fixed assets..............................................     2,751      6,732
  Other deferred tax assets.................................       891        521
  Valuation allowance.......................................   (13,689)   (14,495)
                                                              --------   --------
Total deferred tax asset....................................  $  3,842   $  5,788
                                                              ========   ========
Deferred Tax Liabilities:
  Accrued revenue...........................................  $  1,683   $    816
  Deferred expenses.........................................       754        788
  Intangible assets.........................................        --      6,527
  Other deferred tax liabilities............................     1,405      2,599
                                                              --------   --------
Total deferred tax liability................................  $  3,842   $ 10,730
                                                              ========   ========
     Net deferred tax asset/liability.......................  $     --   $ (4,942)
                                                              ========   ========

                              GOLDEN TELECOM, INC.

     The following table presents the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 attributable to different tax paying components in different tax jurisdictions:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  US tax component..........................................  $  5,734   $  7,754
  Foreign tax component.....................................    11,797     12,529
  Valuation allowance.......................................   (13,689)   (14,495)
                                                              --------   --------
Total deferred tax asset....................................  $  3,842   $  5,788
                                                              ========   ========
Deferred Tax Liability:
  US tax component..........................................  $     --   $     --
  Foreign tax component.....................................     3,842     10,730
                                                              --------   --------
Total deferred tax liability................................  $  3,842   $ 10,730
                                                              ========   ========
     Net deferred tax asset/liability.......................  $     --   $ (4,942)
                                                              ========   ========

     Certain of the Company's consolidated foreign ventures have foreign tax loss carry-forwards in excess of $16.0 million. These tax loss carry-forwards are typically denominated in the local currency, subject to annual limitations and expire in fiscal years 2002 through 2009. In 2001, the Company has recorded a deferred tax benefit in the amount of $1.6 million associated with the tax loss carry-forwards.

     GTS' investment in EDN Sovintel has historically been treated for US tax purposes as a partnership and, therefore, GTS' share of EDN Sovintel's income had flowed through to the GTS consolidated federal income tax return on a current basis. However, as part of the formation of the Company and the transfer of ownership rights in EDN Sovintel to the Company, the Company elected to treat its ownership in EDN Sovintel as a corporation for US tax purposes. The Company does not provide for deferred taxes on the undistributed earnings of its foreign companies, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities where the Company's partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company's income tax liability.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $0.6 million, $3.3 million, and $4.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2001, are as follows: 2002 -- $2.0 million, 2003 -- $1.0 million, 2004 -- $0.6 million, 2005 -- $0.4 million,
2006 -- $0.1 million, and thereafter -- none.

  OTHER COMMITMENTS AND CONTINGENCIES

     The Company's non-consolidated ventures have future purchase commitments amounting to $1.6 million and none as of December 31, 2000 and 2001, respectively. The Company's consolidated ventures have future purchase commitments of none and $1.1 million as of December 31, 2000 and 2001, respectively.

                              GOLDEN TELECOM, INC.

     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 6. The total amounts guaranteed at December 31, 2000 and 2001 were approximately $1.9 million and $0.8 million, respectively. The Company expects that all the collateralized debt will be repaid by the ventures.

  MAJOR CUSTOMERS

     The Company had one major customer in the CLEC reporting segment, representing $21.0 million, or 21%, of total revenues in 1999, $18.4 million, or 16%, of total revenues in 2000 and $18.9 million, or 14%, of total revenue in 2001.

  TAX MATTERS

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 1999, 2000, and 2001. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

  OTHER MATTERS

     Golden Telecom (Ukraine) is involved in a number of commercial disputes with Ukrtelecom. The most significant disputes include alleged improprieties in the manner in which Golden Telecom (Ukraine) routed certain traffic through the state-owned monopoly carrier, Ukrtelecom, and Golden Telecom (Ukraine)'s lease rights of Ukrtelecom's technical premises. If these disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of the Company. It is not currently possible to predict the outcome of these disputes with Ukrtelecom. The risks of an adverse impact are assessed as possible but not quantifiable.

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or matters other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 12:  RELATED PARTY TRANSACTIONS

     The Company entered into an administrative services agreement with GTS. Pursuant to this agreement, GTS had provided the Company with certain accounting, tax and financial management and budgeting services, legal and regulatory services and human resources services. The amount paid under this agreement in 2000 was $0.1 million. In 2000, this agreement was amended to include only the legal and regulatory services and human resources services and in 2001, this agreement was cancelled.

                              GOLDEN TELECOM, INC.

     Transactions with the Company's equity investees and GTS and Alfa affiliates were as follows, for the years ended December 31:

                                                           1999      2000      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Revenue from equity investees...........................  $10,475   $ 9,960   $ 9,029
Revenue from GTS affiliates.............................      649       637     2,475
Revenue from Alfa affiliates............................       --        --       127
                                                          -------   -------   -------
                                                          $11,124   $10,597   $11,631
                                                          =======   =======   =======
Cost of revenue from equity investees...................    6,340     9,001    10,056
Cost of revenue from GTS affiliates.....................      349     1,551       850
                                                          -------   -------   -------
                                                          $ 6,689   $10,552   $10,906
                                                          =======   =======   =======

     The revenue and cost of revenue from GTS affiliates included in the income statement represents revenue and cost of revenue through October 2001. GTS ceased to be a shareholder of GTI after this date.

     Included in Other Current Assets at December 31, 2000 is $0.6 million of intercompany accounts receivable from GTS affiliates. Included in Other Current Assets at December 31, 2001 is $0.1 million of intercompany accounts receivable from Alfa affiliates.

     The Company maintains bank accounts with Alfa, which act as a clearing agent for the payroll of the local Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2001. In addition, the Company incurred approximately $0.9 million in consulting fees from an affiliate of Alfa in relation to investment transactions in Cityline, Uralrelcom, and PTK, of which $0.2 million was payable at December 31, 2001.

NOTE 13:  SEGMENT INFORMATION

  LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. Previously, the Company reported three segments, but commencing from the beginning of 2000, the Company has operationally and financially separated its Data and Internet business from the Long Distance business. This separation is in line with the Company's strategy to develop the Data and Internet segment of its business. The four segments are: CLEC Services using our local access overlay networks in Moscow, Kiev, and St. Petersburg; Long Distance Services using our fiber optic and satellite-based network throughout the CIS; Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following table presents financial information for both consolidated ventures and equity investee ventures, segmented by the Company's lines of businesses for the periods ended December 31, 1999, 2000, and 2001. Transfers between lines of businesses are included in the

                              GOLDEN TELECOM, INC.

adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Revenue......................  $128,086   $ 27,166   $12,135    $ 35,108     $(10,292)    $192,203     $ 97,931
Depreciation and
  amortization...............    10,318      1,923     5,466      16,607       12,397       46,711       28,143
Operating income (loss)......    37,901        424    (8,667)     (5,769)     (43,412)     (19,523)     (31,552)
Identifiable assets..........   121,461     17,653    31,474      62,213      247,481      480,282      366,624
Capital expenditures.........    13,246      3,398     7,221      10,080        1,038       34,983       22,110

                                   ADJUSTMENTS TO
                                      RECONCILE
                                 BUSINESS SEGMENT TO
                                CONSOLIDATED RESULTS
                               -----------------------
                                EQUITY
                                METHOD      AFFILIATE
                               VENTURES    ADJUSTMENTS
                               ---------   -----------
                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Revenue......................  $(112,912)    $18,640
Depreciation and
  amortization...............    (18,568)         --
Operating income (loss)......    (12,078)         49
Identifiable assets..........   (113,658)         --
Capital expenditures.........    (12,873)         --

                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue......................  $125,962   $ 41,144   $15,484    $ 35,365     $ (7,174)    $210,781     $113,089
Depreciation and
  amortization...............    11,836      3,475     5,415      14,065       15,815       50,606       31,851
Operating income (loss)......    36,194       (404)   (5,105)     (3,523)     (26,174)         988      (15,136)
Identifiable assets..........   122,175     43,511    25,109      24,984      216,846      432,625      348,456
Capital expenditures.........    18,755     19,428     3,109      10,726          565       52,583       40,515

                                   ADJUSTMENTS TO
                                      RECONCILE
                                 BUSINESS SEGMENT TO
                                CONSOLIDATED RESULTS
                               -----------------------
                                EQUITY
                                METHOD      AFFILIATE
                               VENTURES    ADJUSTMENTS
                               ---------   -----------
                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue......................  $(116,339)    $18,647
Depreciation and
  amortization...............    (18,755)         --
Operating income (loss)......    (16,222)         98
Identifiable assets..........    (84,169)         --
Capital expenditures.........    (12,068)         --

                                           DATA &                                         BUSINESS
                                          INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                 CLEC     SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                               --------   --------   --------   --------   ------------   --------   ------------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenue......................  $149,945   $ 63,192   $18,819    $ 14,361     $ (5,295)    $241,022     $140,038
Depreciation and
  amortization...............    13,576     13,216     6,199       5,217       12,900       51,108       41,398
Impairment charge............        --     20,886        --       9,931          474       31,291       31,291
Operating income (loss)......    46,755    (23,344)   (3,683)    (10,915)     (23,177)     (14,364)     (45,271)
Identifiable assets..........   184,081     93,051    27,661      10,264       97,585      412,642      300,384
Capital expenditures.........    24,400     24,415     4,778       1,278          133       55,004       37,359

                                   ADJUSTMENTS TO
                                      RECONCILE
                                 BUSINESS SEGMENT TO
                                CONSOLIDATED RESULTS
                               -----------------------
                                EQUITY
                                METHOD      AFFILIATE
                               VENTURES    ADJUSTMENTS
                               ---------   -----------
                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenue......................  $(119,958)    $18,974
Depreciation and
  amortization...............     (9,710)         --
Impairment charge............         --          --
Operating income (loss)......    (30,907)         --
Identifiable assets..........   (112,258)         --
Capital expenditures.........    (17,645)         --

  GEOGRAPHIC DATA

     Revenues from external customers are based on the location of the operating company providing the service.

                              GOLDEN TELECOM, INC.

     The Company operated within two main geographic regions of the CIS-Russia and Ukraine. Geographic information as of December 31, 2000 and 2001 is as follows:

                                                                CORPORATE,
                                                                   OTHER
                                                               COUNTRIES AND   CONSOLIDATED
                                           RUSSIA    UKRAINE   ELIMINATIONS      RESULTS
                                          --------   -------   -------------   ------------
                                                           (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
  Revenue...............................  $ 77,943   $36,101      $  (955)       $113,089
  Long-lived assets.....................   160,508    41,034          566         202,108
YEAR ENDED DECEMBER 31, 2001
  Revenue...............................  $104,461   $37,954      $(2,377)       $140,038
  Long-lived assets.....................   177,757    26,318          783         204,858

NOTE 14:  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company.

                                                               TWELVE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Issuance of common stock to affiliate of ING Barings........  $  360   $   --
Business acquisitions.......................................   2,617      200
Acquisition of Agama Limited................................   3,796       --
Acquisition of MCT Corp. in exchange for shares in Vostok
  Mobile B.V. and certain assets and rights to certain
  obligations...............................................   7,872       --
Other business acquisitions.................................     319       --
Siemens loan agreement......................................   3,400       --
Capitalized lease obligations...............................      --    9,500
Consulting fee to Alfa......................................      --      180

NOTE 15:  OTHER TRANSACTIONS

  ABANDONMENT AND RESTRUCTURING

     In December 2000, the Company acquired an ownership interest in MCT in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns the Company's Russian mobile operations, including the abandoned ventures. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expects to be diluted to not less than 18% as a result of equity offerings planned by MCT. At December 31, 2001 the Company owned approximately 23% of MCT.

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

     The Company took a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, the Company

                              GOLDEN TELECOM, INC.

recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. In the year ended December 31, 2000, $5.6 million was charged against these liabilities including $4.0 million in relation to collateral attached by a third-party lender, $1.1 million in cancellation of certain network capacity and $0.5 million in disposition related costs.

     The Company accounted for the exchange of the subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the fair values were not readily determinable, accordingly, no gain or loss was recognized. Concurrent with the exchange of ownership interests certain assets, which were comprised of restricted cash held as collateral on a back-to-back loan facility and intercompany debt and interest receivable, and rights to certain obligations of the Russian mobile ventures owed by such ventures in regard to a credit facility, were assigned to MCT. Prior to the transaction the book value of the Company's interest was adjusted for the effect of the concurrent transactions and the remaining portion of the abandonment and restructuring reserve.

  IMPAIRMENT

     In the fourth quarter of 2001, the Company recorded an impairment charge in the amount of $10.4 million in association with the Company's mobile operations in Ukraine. In 2001, the mobile operation in Ukraine became subject to strong competitive and regulatory pressures, the Company's average revenue per user ("ARPU") declined significantly and the mobile operations business segment recorded an operating loss for the first time. The undiscounted cash flow analysis performed by the Company indicated that carrying value of the mobile long-lived assets was not recoverable. The Company recognized the loss as an impairment charge, calculated as the difference between the carrying amount and the fair value of the assets. Fair value was assessed by discounting the future cash flows associated with the assets. The components of the impairment charge includes a write-down of net property, plant and equipment by $8.4 million, net licenses by $1.5 million and net goodwill associated with the mobile operations of $0.5 million.

     In addition to the traditional voice and data service provision, GTI has been actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, GTI acquired InfoArt Stars and the Agama family of Web properties to add to the Russia-On-Line Internet portal, which also incorporates some of the other acquisitions made in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. In line with experience outside of Russia, the Company has not seen the rapid development of Internet based services that was expected. During 2001, Internet based advertising and e-commerce revenues have not developed to significant levels. The undiscounted cash flow analysis, based on the 5-year business plan approved in the fourth quarter of 2001, performed by the Company indicated that carrying value of the long-lived portal assets was impaired. The Company recognized the loss as an impairment charge, calculated as the difference between the carrying amount and the fair value of the assets. Fair value was assessed by discounting the future cash flows associated with the assets. As a result, GTI recorded an impairment charge of $20.9 million. The impairment charge represents a write-down of Internet Content and Related Software, which was classified as Other Intangible Assets in the balance sheet and was included in the operating results of the Company's Data and Internet business segment.

                              GOLDEN TELECOM, INC.

NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                                ACTUAL
                                                      FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2000        2000         2000            2000
                                          ---------   --------   -------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................   $24,309    $26,872       $29,381        $32,527
Cost of Revenues........................    10,294     11,847        13,276         15,537
Gross Margin............................    14,015     15,025        16,105         16,990
Selling, general and administrative.....    10,254     10,707        12,017         12,442
Net loss................................    (3,334)    (1,911)       (2,877)        (2,132)
Net loss per share(1)...................   $ (0.14)   $ (0.08)      $ (0.12)       $ (0.09)

                                                                ACTUAL
                                                      FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2001        2001         2001            2001
                                          ---------   --------   -------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................   $32,320    $33,891       $37,067        $ 36,760
Cost of Revenues........................    14,686     15,980        16,923          16,096
Gross Margin............................    17,634     17,911        20,144          20,664
Selling, general and administrative.....    12,707     12,799        12,787          10,642
Impairment charge.......................        --         --            --          31,291
Net loss................................    (3,910)    (3,534)       (1,873)        (29,688)
Net loss per share(1)...................   $ (0.16)   $ (0.14)      $ (0.08)       $  (1.33)

---------------

(1) The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

NOTE 17:  SUBSEQUENT EVENTS

     In November 2001, the Company announced the signing of a Memorandum of Understanding ("MOU") with Rostelecom, to acquire Rostelecom's 50% ownership in Sovintel. In March 2002, GTI executed a Sale and Purchase agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States. GTI expects closure of the transaction to be by the end of the second quarter of 2002.

     In March 2002, GTI became aware that the Kiev City Prosecutor's Office has initiated an investigation into the activities of the Company's 69 percent owned subsidiary in Ukraine, Golden Telecom (Ukraine). Although all of the facts concerning the allegations are not known to GTI at this time, the investigation appears to concern alleged improprieties in the manner in which Golden Telecom (Ukraine) routed certain traffic through the state-owned monopoly carrier, Ukrtelecom. At present, the Company is unable to predict the outcome of this investigation and its potential effect on GTI's financial position and future operating results.

                          AUDITED FINANCIAL STATEMENTS

                                EDN SOVINTEL LLC
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Members
EDN Sovintel LLC

     We have audited the accompanying balance sheets of EDN Sovintel LLC as of December 31, 2001 and 2000, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDN Sovintel LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also reported separately on the financial statements of the Company as of December 31, 2000 and 1999 and for the years then ended, prepared in compliance with the regulations for bookkeeping and accounting for income tax and statutory reporting purposes in the Russian Federation and expect to report separately on the financial statements as of December 31, 2001 and for the year then ended. The significant differences between the accounting principles applied in preparing the statutory financial statements and accounting principles generally accepted in the United States of America so far as concerns the financial statements referred to above are summarized in Note 2.

                                          /s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 5, 2002

                                EDN SOVINTEL LLC

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         2001
                                                              ---------   ----------
                                                              (IN THOUSANDS OF US$)
                                       ASSETS

CURRENT ASSETS:
  Cash......................................................   $ 4,013     $ 16,793
  Accounts receivable, net of allowance for doubtful
     accounts of $4,981 and $4,951, respectively............    13,138       14,518
  Due from affiliated companies.............................       524        1,912
  Due from employees........................................       578          721
  Inventories...............................................     3,592        7,519
  Inventory consigned to others.............................        --        1,063
  VAT receivable, net.......................................     2,325          207
  Prepaid expenses and other current assets.................     1,763        2,586
                                                               -------     --------
TOTAL CURRENT ASSETS........................................    25,933       45,319
Property and equipment, net.................................    51,340       60,125
Deferred expenses...........................................       540           --
Other non-current assets....................................     1,615        3,069
                                                               -------     --------
TOTAL ASSETS................................................   $79,428     $108,513
                                                               =======     ========

                          LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
  Trade payables............................................   $ 6,922     $ 12,058
  Accrued expenses..........................................     2,192        4,926
  Due to affiliated companies...............................     2,117        3,048
  Amount due to partner in commercial arrangement...........       659           --
  Deferred income taxes.....................................       686        1,861
                                                               -------     --------
TOTAL CURRENT LIABILITIES...................................    12,576       21,893
  Non-current liabilities...................................     1,615        3,172
                                                               -------     --------
TOTAL LIABILITIES...........................................    14,191       25,065
MEMBERS' EQUITY.............................................    65,237       83,448
                                                               -------     --------
TOTAL LIABILITIES AND MEMBERS' EQUITY.......................   $79,428     $108,513
                                                               =======     ========

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                 (IN THOUSANDS OF US$)
REVENUES:
  Telecommunication services................................  $87,934   $87,823   $108,363
  Revenue from affiliates...................................    3,746     6,066      7,343
                                                              -------   -------   --------
                                                               91,680    93,889    115,706
OPERATING COSTS AND EXPENSES:
  Service costs.............................................   51,091    49,713     63,909
  Selling, general and administrative.......................   17,537    16,768     13,025
  Depreciation..............................................    7,736     8,615      9,025
                                                              -------   -------   --------
TOTAL OPERATING COSTS AND EXPENSES..........................   76,364    75,096     85,959
                                                              -------   -------   --------
INCOME FROM OPERATIONS......................................   15,316    18,793     29,747
OTHER INCOME (EXPENSE):
  Interest income...........................................      125       115        321
  Interest expense..........................................     (423)     (141)       (12)
  Foreign currency losses...................................   (1,853)   (1,308)      (355)
                                                              -------   -------   --------
TOTAL OTHER INCOME (EXPENSE)................................   (2,151)   (1,334)       (46)
                                                              -------   -------   --------
Net income before taxes.....................................   13,165    17,459     29,701
Income taxes................................................    7,607     7,277      7,490
                                                              -------   -------   --------
NET INCOME..................................................  $ 5,558   $10,182   $ 22,211
                                                              =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                 (IN THOUSANDS OF US$)
OPERATING ACTIVITIES
Net income..................................................  $ 5,558   $10,182   $ 22,211
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    7,736     8,615      9,025
  Deferred income taxes.....................................   (1,504)       --      1,175
  Provision for doubtful accounts...........................    1,900     1,908        708
  Foreign exchange loss.....................................    1,853     1,308        355
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (2,458)    1,410     (2,175)
  Inventories...............................................      392    (2,596)    (4,020)
  Inventory consigned to others.............................       --        --     (1,063)
  Prepaid expenses and other assets.........................    3,850      (557)      (843)
  VAT receivable, net.......................................    2,269      (569)     2,185
  Trade payables............................................   (1,644)   (2,870)     4,532
  Accrued liabilities and other payables....................   (2,233)    1,874      2,645
  Increase (decrease) amounts due affiliated companies,
     net....................................................   (9,382)   (1,454)      (607)
                                                              -------   -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    6,337    17,251     34,128
INVESTING ACTIVITIES -- Purchases of property and
  Equipment.................................................   (7,021)   (9,344)   (17,059)
FINANCING ACTIVITIES
  Proceeds from debt........................................    1,560        --         --
  Payment of debt...........................................   (2,008)   (3,322)       (22)
  Payment of dividends......................................   (1,011)   (3,021)    (4,000)
                                                              -------   -------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (1,459)   (6,343)    (4,022)
Effect of exchange rate changes on cash.....................     (329)     (195)      (267)
                                                              -------   -------   --------
Net (decrease) increase in cash.............................   (2,472)    1,369     12,780
Cash at beginning of period.................................    5,116     2,644      4,013
                                                              -------   -------   --------
CASH AT END OF PERIOD.......................................  $ 2,644   $ 4,013   $ 16,793
                                                              =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                         STATEMENTS OF MEMBERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                                      TOTAL
                                                              GOLDEN       OJSC      MEMBERS'
                                                              TELECOM   ROSTELECOM    EQUITY
                                                              -------   ----------   --------
                                                                   (IN THOUSANDS OF US$)
Balance at December 31, 1998................................  $26,765    $26,764     $53,529
  Dividends.................................................   (1,011)    (1,011)     (2,022)
  Net income................................................    2,779      2,779       5,558
                                                              -------    -------     -------
Balance at December 31, 1999................................  $28,533    $28,532     $57,065
  Dividends.................................................   (1,005)    (1,005)     (2,010)
  Net income................................................    5,091      5,091      10,182
                                                              -------    -------     -------
Balance at December 31, 2000................................  $32,619    $32,618     $65,237
  Dividends.................................................   (2,000)    (2,000)     (4,000)
  Net income................................................   11,105     11,106      22,211
                                                              -------    -------     -------
Balance at December 31, 2001................................  $41,724    $41,724     $83,448
                                                              =======    =======     =======

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                         NOTES TO FINANCIAL STATEMENTS
                      (US$ AMOUNTS EXPRESSED IN THOUSANDS)

NOTE 1.  DESCRIPTION OF BUSINESS

     EDN Sovintel LLC (the "Company", "Sovintel") is a joint venture between Sovinet, which is a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") and Open Joint Stock Company Rostelecom. Sovintel was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

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

  FOREIGN CURRENCY TRANSLATION

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian rubles) have been re-measured into US dollars in accordance with the relevant provisions of Statement on Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation".

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

     The ruble is not a convertible currency outside the territory of Russia. Official exchange rates are determined daily by the Central Bank of Russia ("CBR") and were considered to be a reasonable approximation of market rates until mid-August 1998. Since that date, liquidity in the CBR currency trading and inter-bank trading has varied as have bid and offer exchange rates. As a result, the market rates have fluctuated significantly and have diverged from the CBR rate. Nonetheless, the various market-related rates are based on the CBR rate. Accordingly, CBR rates have been used for translation purposes in these financial statements. The translation of ruble denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar values of capital and retained earnings to its shareholders.

                                EDN SOVINTEL LLC

     The official exchange rate as of December 31, 2000 and December 31, 2001 was 28.16 rubles and 30.14 per US dollar, respectively.

  ACCOUNTS RECEIVABLE

     Accounts receivable are shown at their estimated net realizable value which approximates fair value. The Company generally does not require collateral to extend credits to its customers.

  INVENTORIES

     Inventories consist of telecommunication equipment held for resale and are stated at the lower of cost or market. Cost is computed on a weighted average basis. At December 31, 2001, the Company held no legal title to the $1,063 inventory consigned to others, recorded as such on the balance sheet.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

Network equipment...........................................    10 years
Other property and equipment................................   3-5 years

     There is no depreciation charge for construction-in-progress. Depreciation commences upon completion of the related project.

  REVENUE RECOGNITION

     The Company records as revenue the amount of telecommunications rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added-taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at rates ranging from 1.0% to 4.0% during 1999, 2000 and 2001, and amounted to $3,666, $3,972 and $1,131, respectively, and are charged to selling general and administrative expenses since these are incidental to the revenue cycle.

     In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company has deferred telecommunication connection fees and capitalized direct incremental costs related to connection fees. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The total amount of deferred revenue was $2,423 and $4,758 as of December 31, 2000 and 2001, respectively. The total amount of deferred cost of revenue was $2,423 and $4,604 as of December 31, 2000 and 2001, respectively.

     The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue of installed equipment until installation and testing are completed and accepted by the customer.

  ADVERTISING

     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1999, 2000 and 2001 were $1,067, $870 and $934, respectively, and are included in selling, general and administrative expenses.

                                EDN SOVINTEL LLC

  INCOME TAXES

     The Company computes and records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

  INVESTMENT INCENTIVE DEDUCTIONS

     Russian legislation allows for certain additional tax deductions related to new asset investments. These deductions are accounted for as a reduction to current income taxes in the year in which they arise.

  GOVERNMENT PENSION FUNDS

     The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. Contributions were 38.5% and 38.8% from base payroll for 1999 and 2000, respectively and were ranging from 35.6% to 5% regressive to the respective individual employee's base payroll in 2001.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments included in current assets and liabilities approximates the carrying value.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 1999, 2000 and 2001, comprehensive income for the Company is equal to net income.

  BUSINESS SEGMENTS

     Effective January 1, 1998, the Company adopted the SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such adoption of SFAS No. 131 did not impact the disclosures made in the Company's financial statements.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this new statement did not have an effect on the Company's results of operations or financial position.

  GOODWILL AND INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS's No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other

                                EDN SOVINTEL LLC
intangible assets beginning in the first quarter of 2002. The Company does not anticipate that the adoption of the new statements will have an effect on the Company's results of operations or financial position.

  ASSET RETIREMENT OBLIGATIONS

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

  LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. During the years ended December 31, 1999, 2000 and 2001, no impairment expense was recognized.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 41, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company plans to adopt this new standard from January 1, 2002 and is currently evaluating the impact the pronouncement will have on future consolidated financial statements.

  COMPARATIVE FIGURES

     Certain the 1999 and 2000 amounts have been reclassified to conform to the presentation adopted in the current year.

                                EDN SOVINTEL LLC

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                2000       2001
                                                              --------   --------
Network equipment...........................................  $ 73,338   $ 81,686
Other property and equipment................................     8,743     10,019
                                                              --------   --------
                                                                82,081     91,705
Accumulated depreciation....................................   (35,870)   (40,003)
Construction-in-progress....................................     5,129      8,423
                                                              --------   --------
Net book value..............................................  $ 51,340   $ 60,125
                                                              ========   ========

NOTE 5.  INCOME TAXES

     The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income, for the years ended December 31, 1999, 2000 and 2001 represents the provision for current and deferred taxes.

     Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                             1999      2000     2001
                                                            -------   ------   ------
Current tax expense.......................................  $ 9,111   $7,277   $6,315
Deferred tax expense (benefit)............................   (1,504)      --    1,175
                                                            -------   ------   ------
Provision for income taxes................................  $ 7,607   $7,277   $7,490
                                                            =======   ======   ======

     A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31:

                                                            1999     2000      2001
                                                           ------   -------   -------
Income tax expense at statutory tax rate of 35%; 30% from
  April 1, 1999 through December 31, 2000................  $3,950   $ 5,238   $10,395
Tax effect of permanent differences:
  Effect of change in tax rate...........................      91      (431)      304
  Investment incentive deductions........................    (879)   (1,814)   (4,563)
  Depreciation differences due to revaluation of fixed
     assets..............................................     997     1,074     1,010
  Taxes on local currency exchange gains.................   1,204        --       596
  Other permanent differences............................   2,526       334       928
Increase (decrease) in the valuation allowance for
  deferred tax assets....................................    (282)    2,876    (1,180)
                                                           ------   -------   -------
Income tax expense reported in the financial
  statements.............................................  $7,607   $ 7,277   $ 7,490
                                                           ======   =======   =======

     In the third quarter of 2001, the change in the tax rate from 35% to 24% was enacted and will become effective January 1, 2002.

                                EDN SOVINTEL LLC

     The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31:

                                                           1999      2000      2001
                                                          -------   -------   -------
Deferred tax assets (liabilities):
  Deferred revenue......................................  $    --   $ 1,095   $ 1,400
  Depreciation..........................................      492       931       785
  Inventory write-downs and allowances..................      150       248        96
  Accrual of expenses...................................      749       641       717
  Reserve for bad debt..................................      186       951     1,033
                                                          -------   -------   -------
Gross tax assets........................................    1,577     3,866     4,031
  Accrual of revenue....................................     (515)       --    (2,158)
  Taxes on unrealized local currency exchange gains.....     (920)       --        --
  Deferred cost of revenue..............................       --      (848)   (1,210)
                                                          -------   -------   -------
Gross tax liabilities...................................   (1,435)     (848)   (3,368)
                                                          -------   -------   -------
Net deferred tax assets.................................      142     3,018       663
Valuation allowance for deferred tax assets.............     (828)   (3,704)   (2,524)
                                                          -------   -------   -------
Net deferred tax liabilities............................  $  (686)  $  (686)  $(1,861)
                                                          =======   =======   =======

     For financial reporting purposes, a valuation allowance has been recognized to reflect management's estimate of the deferred tax assets that are less likely than not to be realized.

     The Company paid Russian profits tax of $7,889, $7,231 and $4,572 in 1999, 2000 and 2001, respectively.

NOTE 6.  SHORT-TERM LOAN

     In September 2000, the Company entered into a credit facility with Citibank. This loan replaces a previous three-year credit facility that expired on September 30, 2000. The new facility provides funds up to a combined maximum amount of $10,000 for the Company and one other related entity. The facility is structured as an extendable 180 day note that may be extended indefinitely at the discretion of Citibank provided that the Security Agreement between GTS Finance, Inc. (a related entity) and Citibank is in place and continues to be valid. The loan carries interest at an annual rate equal to the 180 day LIBOR plus 1%. Drawings under this agreement by the Company were zero at December 31, 2000 and 2001.

     The Company paid interest relating to notes due to affiliates and short-term loans of $388, $141, and $0 in 1999, 2000 and 2001, respectively.

                                EDN SOVINTEL LLC

NOTE 7.  MEMBERS' EQUITY

     The Company's capital structure as specified in the charter capital document is as follows as of December 31:

                                                               2000     2001
                                                              ------   ------
Registered capital in Russian rubles:
  Rostelecom................................................     600      600
  Golden Telecom, Inc. .....................................     600      600
                                                              ------   ------
                                                               1,200    1,200
                                                              ======   ======
Historical value of the Company's capital in US dollars.....  $2,000   $2,000
                                                              ======   ======

     As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and locally registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

     Retained earnings available for distribution at December 31, 2001 amounted to 948 million rubles or approximately $31,453 at applicable year-end exchange rate.

NOTE 8.  RELATED PARTY TRANSACTIONS

     Transactions and balances with Rostelecom (one of the Company's members) and its affiliates were as follows, as of and for the years ended December 31:

                                                             1999     2000     2001
                                                            ------   ------   -------
Sales.....................................................  $  412   $  719   $   854
Telecommunication lease and traffic costs.................   7,932    9,470    11,723
Amounts due to member and affiliates......................   1,092    1,581     1,552

     Transactions and balances with GTI and its affiliates were as follows, as of and for the years ended December 31:

                                                              1999     2000     2001
                                                             ------   ------   ------
Sales......................................................  $3,334   $5,347   $6,489
Telecommunication services.................................   9,246    8,456    8,902
Management service fees and reimbursements of expenses of
  expatriate staff.........................................     976      468      468
Amounts due from affiliates................................     646      507    1,912
Amounts due to member and affiliates.......................   2,600      536    1,496

     Transactions with MTU Inform, an entity with which the Company entered into a commercial agreement to co-develop and operate phone exchange operations, include $11,549 of telecommunication settlement and rent expense for the year ended December 31, 1999.

     The Company also has an investment in the cost of the related network equipment owned by MTU Inform, which is reflected in the balance sheet, net of related amortization, as deferred expenses. In 1999, Golden Telecom, Inc. acquired the remaining 5% of TCM, which had been held by MTU-Inform.

     The Company held its cash and cash equivalents in Alfa Bank, which is a major shareholder of GTI. The related amount of cash and cash equivalents held at Alfa Bank at December 31, 2001 was $6,460.

                                EDN SOVINTEL LLC

NOTE 9.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivable. The Company deposits the majority of its available cash with two foreign-owned financial institutions in Russia and maintains certain balances with several Russian financial institutions. The Company's sales and accounts receivable are made to and due from a variety of international and Russian business customers within Russia. As of December 31, 1999, one customer accounted for 10% of revenues and 5% of accounts receivable. The same customer accounted for 11% of revenues and 5% of accounts receivable at December 31, 2000 and that same customer accounted for 10% of revenue and 6% of accounts receivable at December 31, 2001. The Company has no other significant concentrations of credit risk except for transactions with related parties as discussed in Note 8.

NOTE 10.  COMMITMENTS

     The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

     Total rent expense for 1999, 2000 and 2001 was $4,019, $3,958 and $2,860,
respectively.

NOTE 11.  CONTINGENCIES

     The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 2000, 2001 and previous years which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

     The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the ultimate taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of December 31, 2001. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation. In management's opinion, the ultimate determination of the Company's overall tax liability and potential loss contingencies, to the extent not previously provided for, will not have a material effect on the financial position of the Company.

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

                                EDN SOVINTEL LLC

NOTE 12.  SUBSEQUENT EVENTS

     In November 2001, the Company's 50% owners, GTI and Rostelecom, announced the signing of a Memorandum of Understanding ("MOU") for GTI to acquire Rostelecom's 50% ownership in the Company. In March 2002, GTI and Rostelecom executed a Sale and Purchase agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States. The Company expects closure of the transaction to be by the end of the second quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Company" of our proxy statement for our 2002 Annual Meeting of Shareholders that we will file by April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" of our proxy statement for our 2002 Annual Meeting of Shareholders that we will file by April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership and Certain Beneficial Owners and Management" of our proxy statement for our 2002 Annual Meeting of Shareholders that we will file by April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" of our proxy statement for our 2002 Annual Meeting of Shareholders that we will file by April 30, 2002.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

          1. Financial Statements

             The following consolidated financial statements of the Company are included as part of this document:

           - Report of Independent Auditors

           - Consolidated Balance Sheets as of December 31, 2000 and 2001

           - Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

           - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

           - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001

           - Notes to Consolidated Financial Statements

             The following financial statements of our significant equity investee, EDN Sovintel LLC, are included as part of this document:

           - Report of Independent Auditors

           - Balance Sheets as of December 31, 2000 and 2001

           - Statements of Income for the years ended December 31, 1999, 2000 and 2001

           - Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

           - Statements of Members' Equity for the years Ended December 31, 1999, 2000 and 2001

           - Notes to Financial Statements

          2. Consolidated Financial Statement Schedules

             We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 101.

             All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     (b) Reports on Form 8-K

          No such reports were filed in the fourth quarter of 2001.

     (c) Exhibits

 DESIGNATION                            DESCRIPTION
 -----------                            -----------
 3.1**          Amended and Restated Certificate of Incorporation of Golden
                Telecom, Inc.
 3.2**          Amended and Restated By-laws of Golden Telecom, Inc.
10.1**          Specimen certificate representing shares of Common Stock
10.2**          Form of Registration Rights Agreement between Global
                TeleSystems Group, Inc. and Golden Telecom, Inc.
10.3**          Form of Registration Rights Agreement among Baring Vostok
                Private Equity Fund LP, Guernsey, First NIS Regional Fund
                SICAV and Golden Telecom, Inc.
10.4*******     Amendment to the Shareholders and Registration Rights
                Agreement between Golden Telecom, Inc., Global TeleSystems
                Europe Holdings B.V., and Capital International Global
                Emerging Markets Private Equity Fund, L.P.
10.5***         Form of Shareholders and Registration Rights Agreement
                between Capital International Global Emerging Markets
                Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                and Golden Telecom, Inc.
10.6(a)*****    Golden Telecom, Inc. 1999 Equity Participation Plan.
10.6(b)******   Amendment to the Golden Telecom, Inc. 1999 Equity
                Participation Plan.
10.7**          Agreement No. 26-12/97, dated December 26, 1997, among TCM,
                MTU-Inform and VimpelCom.
10.8**          Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                MTU-Inform and VimpelCom.
10.9**          Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                MTU-Inform and KB-Impulse.
10.10****       Agreement No. 311299-TP, dated December 31, 1999, among
                TeleRoss, KB-Impulse and VimpelCom.
10.11****       Form of Employment Agreement for the officers of Golden
                Telecom, Inc.
10.12*          List of officers of Golden Telecom, Inc. as of December 31,
                2001, re Exhibit 10.11 above.

 DESIGNATION                            DESCRIPTION
 -----------                            -----------
10.13*******    Share Purchase Agreement between Global TeleSystems, Inc.,
                Alfa Bank Holdings Limited, Capital International Global
                Emerging Markets Private Equity Fund, L.P., Cavendish
                Nominees Limited and First NIS Regional Fund SICAV.
10.14*******    Standstill Agreement between Alfa Telecom Limited, Global
                TeleSystems, Inc., Capital International Global Emerging
                Markets Private Equity Fund, L.P., Cavendish Nominees
                Limited, First NIS Regional Fund SICAV and Golden Telecom,
                Inc.
10.15*******    Shareholders Agreement between Golden Telecom, Inc., Global
                TeleSystems Europe Holdings B.V., Alfa Telecom Limited,
                Capital International Global Emerging Markets Private Equity
                Fund, L.P., Cavendish Nominees Limited, and First NIS
                Regional Fund SICAV.
10.16*******    Assignment and Amendment Agreement between Golden Telecom,
                Inc., Baring Vostok Private Equity Fund, First NIS Regional
                Fund SICAV and Cavendish Nominees Limited.
10.17*******    Termination and Release Agreement between Global
                TeleSystems, Inc. and Golden Telecom, Inc.
21.1*           List of subsidiaries of Golden Telecom, Inc.
23.1*           Consent of Ernst & Young (CIS) Limited, Independent Auditors
                (Golden Telecom, Inc.).
23.2*           Consent of Ernst & Young (CIS) Limited, Independent Auditors
                (EDN Sovintel LLC).
24*             Powers of Attorney (included on signature page).
99.1***         Subscription Agreement between Capital International Global
                Emerging Markets Private Equity Fund L.P., and Golden
                Telecom, Inc.

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

  ***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

 ****** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

******* Incorporated by reference to the Company's current report on Form 8-K dated May 11, 2001 (Commission File 0-27423).

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 25th day of March, 2002.

                                          GOLDEN TELECOM, INC.

                                          By:       /s/ DAVID STEWART
                                            ------------------------------------
                                            Name: David Stewart
                                            Title:   Chief Financial Officer and
                                                     Treasurer
                                                (Principal Financial Officer)

                                          By:        /s/ MARK BURDEN
                                            ------------------------------------
                                            Name: Mark Burden
                                            Title:   Corporate Controller
                                                (Principal Accounting Officer)

     We, the undersigned officers and directors of Golden Telecom, Inc. hereby severally constitute and appoint, Jeffrey A. Riddell, and David Stewart and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, in each case, with our names and on our behalf in our capacities as officers and directors to enable Golden Telecom, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said annual report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 25th day of March, 2002.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ ALEXANDER VINOGRADOV                President, Chief Executive Officer   March 25, 2002
 ------------------------------------------------    and Director (Principal Executive
               Alexander Vinogradov                               Officer)


                /s/ DAVID STEWART                       Chief Financial Officer and       March 25, 2002
 ------------------------------------------------                Treasurer
                  David Stewart


                /s/ STAN ABBELOOS                                 Director                March 25, 2002
 ------------------------------------------------
                  Stan Abbeloos


                  /s/ PETER AVEN                     Chairman of the Board of Directors   March 25, 2002
 ------------------------------------------------
                    Peter Aven

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


              /s/ TIGRAN AGADZHANOV                               Director                March 25, 2002
 ------------------------------------------------
                Tigran Agadzhanov


                /s/ MICHAEL CALVEY                                Director                March 25, 2002
 ------------------------------------------------
                  Michael Calvey


                /s/ ASHLEY DUNSTER                                Director                March 25, 2002
 ------------------------------------------------
                  Ashley Dunster


                 /s/ IZZET GUNEY                                  Director                March 25, 2002
 ------------------------------------------------
                   Izzet Guney


                /s/ ANDREY KOSOGOV                                Director                March 25, 2002
 ------------------------------------------------
                  Andrey Kosogov

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              GOLDEN TELECOM, INC.

                COL. A                     COL. B              COL. C               COL. D       COL. E
                ------                   ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                      END OF
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS     PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/01.............................    3,124        2,548           52          (1,924)      3,800
Allowance for doubtful accounts at
  12/31/00.............................    4,010          807           --          (1,693)      3,124
Allowance for doubtful accounts at
  12/31/99.............................    4,208        1,288           --          (1,486)      4,010

                                EDN SOVINTEL LLC

                COL. A                     COL. B              COL. C               COL. D       COL. E
                ------                   ----------   -------------------------   ----------   ----------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO     RESERVES                  BALANCE AT
                                         BEGINNING    COSTS AND        FROM                      END OF
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS     PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts at
  12/31/01.............................    4,981          708           --            (738)      4,951
Allowance for doubtful accounts at
  12/31/00.............................    3,364        1,908           --            (291)      4,981
Allowance for doubtful accounts at
  12/31/99.............................    2,427        1,900           --            (963)      3,364

                                 EXHIBIT INDEX

 DESIGNATION                            DESCRIPTION
 -----------                            -----------
 3.1**          Amended and Restated Certificate of Incorporation of Golden
                Telecom, Inc.
 3.2**          Amended and Restated By-laws of Golden Telecom, Inc.
10.1**          Specimen certificate representing shares of Common Stock
10.2**          Form of Registration Rights Agreement between Global
                TeleSystems Group, Inc. and Golden Telecom, Inc.
10.3**          Form of Registration Rights Agreement among Baring Vostok
                Private Equity Fund LP, Guernsey, First NIS Regional Fund
                SICAV and Golden Telecom, Inc.
10.4*******     Amendment to the Shareholders and Registration Rights
                Agreement between Golden Telecom, Inc., Global TeleSystems
                Europe Holdings B.V., and Capital International Global
                Emerging Markets Private Equity Fund, L.P.
10.5***         Form of Shareholders and Registration Rights Agreement
                between Capital International Global Emerging Markets
                Private Equity Fund L.P., Global TeleSystems Group, Inc.,
                and Golden Telecom, Inc.
10.6(a)*****    Golden Telecom, Inc. 1999 Equity Participation Plan.
10.6(b)******   Amendment to the Golden Telecom, Inc. 1999 Equity
                Participation Plan.
10.7**          Agreement No. 26-12/97, dated December 26, 1997, among TCM,
                MTU-Inform and VimpelCom.
10.8**          Agreement No. 08-04/98, dated April 8, 1998, among TCM,
                MTU-Inform and VimpelCom.
10.9**          Agreement No. 01-08/98, dated August 1, 1998, among TCM,
                MTU-Inform and KB-Impulse.
10.10****       Agreement No. 311299-TP, dated December 31, 1999, among
                TeleRoss, KB-Impulse and VimpelCom.
10.11****       Form of Employment Agreement for the officers of Golden
                Telecom, Inc.
10.12*          List of officers of Golden Telecom, Inc. as of December 31,
                2001, re Exhibit 10.11 above.
10.13*******    Share Purchase Agreement between Global TeleSystems, Inc.,
                Alfa Bank Holdings Limited, Capital International Global
                Emerging Markets Private Equity Fund, L.P., Cavendish
                Nominees Limited and First NIS Regional Fund SICAV.
10.14*******    Standstill Agreement between Alfa Telecom Limited, Global
                TeleSystems, Inc., Capital International Global Emerging
                Markets Private Equity Fund, L.P., Cavendish Nominees
                Limited, First NIS Regional Fund SICAV and Golden Telecom,
                Inc.
10.15*******    Shareholders Agreement between Golden Telecom, Inc., Global
                TeleSystems Europe Holdings B.V., Alfa Telecom Limited,
                Capital International Global Emerging Markets Private Equity
                Fund, L.P., Cavendish Nominees Limited, and First NIS
                Regional Fund SICAV.
10.16*******    Assignment and Amendment Agreement between Golden Telecom,
                Inc., Baring Vostok Private Equity Fund, First NIS Regional
                Fund SICAV and Cavendish Nominees Limited.
10.17*******    Termination and Release Agreement between Global
                TeleSystems, Inc. and Golden Telecom, Inc.
21.1*           List of subsidiaries of Golden Telecom, Inc.
23.1*           Consent of Ernst & Young (CIS) Limited, Independent Auditors
                (Golden Telecom, Inc.).
23.2*           Consent of Ernst & Young (CIS) Limited, Independent Auditors
                (EDN Sovintel LLC).
24*             Powers of Attorney (included on signature page).
99.1***         Subscription Agreement between Capital International Global
                Emerging Markets Private Equity Fund L.P., and Golden
                Telecom, Inc.

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

  ***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

 ****** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

******* Incorporated by reference to the Company's current report on Form 8-K dated May 11, 2001 (Commission File 0-27423).