Form 10-Q
period 2002-03-31
GOLDEN TELECOM INC
filed 2002-05-02
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 29, 2002 there were 22,618,270 outstanding shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----

PART I.          FINANCIAL INFORMATION

Item 1(a)        Condensed Consolidated Financial Statements of
                 Golden Telecom, Inc. (unaudited).........................................   3

                 Condensed Consolidated Balance Sheets as of December 31, 2001 and March
                 31, 2002.................................................................   3

                 Condensed Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2001 and 2002............................................   5

                 Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2002............................................   6

                 Notes to Condensed Consolidated Financial Statements.....................   7

Item 1(b)        Condensed Financial Statements of EDN Sovintel LLC (unaudited)...........  13

                 Condensed Balance Sheets as of December 31, 2001 and
                 March 31, 2002...........................................................  13

                 Condensed Statements of Income and Members' Equity for the Three Months
                 Ended March 31, 2001 and 2002............................................  14

                 Condensed Statements of Cash Flows for the Three Months Ended March 31,
                 2001 and 2002............................................................  15

                 Notes to Condensed Financial Statements..................................  16

Item 2           Management's Discussion and Analysis of Financial Condition and Results
                 of Operations *..........................................................  18

PART II.         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K ........................................  29

Signatures   .............................................................................  30

* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a). CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        2001           2002
                                                                                    ------------     ---------
                                                                                      (AUDITED)     (UNAUDITED)

                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................................       $ 37,404       $ 47,219
  Investments available for sale ..............................................          8,976          5,025
  Accounts receivable, net ....................................................         21,875         26,757
  Prepaid expenses ............................................................          6,356          5,522
  Other current assets ........................................................         10,124          8,762
                                                                                      --------       --------

TOTAL CURRENT ASSETS ..........................................................         84,735         93,285

Property and equipment, net of accumulated depreciation of
  $49,263 and $54,157 at December 31, 2001 and March 31, 2002, respectively ...         98,590         98,133

Investments in and advances to ventures .......................................         45,981         49,358

Goodwill and intangible assets:
  Goodwill, net of accumulated amortization of $51,213 as of
     December 31, 2001 ........................................................         18,723         17,404
  Intangible assets, net of accumulated amortization
     of $7,614 and $9,309 at December 31, 2001 and
     March 31, 2002, respectively .............................................         38,423         38,816
                                                                                      --------       --------
       Net goodwill and intangible assets .....................................         57,146         56,220

Restricted cash ...............................................................          3,369          1,969
Other non-current assets ......................................................         10,563          8,932
                                                                                      --------       --------
TOTAL ASSETS ..................................................................       $300,384       $307,897
                                                                                      ========       ========

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,       MARCH 31,
                                                                              2001              2002
                                                                           ------------      -----------
                                                                            (AUDITED)        (UNAUDITED)
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses .............................       $  27,327        $  30,183
  Debt maturing within one year .....................................           9,869            8,256
  Current capital lease obligation ..................................           1,618            1,643
  Due to affiliates and related parties .............................             180              180
  Other current liabilities .........................................           9,731            9,557
                                                                            ---------        ---------

TOTAL CURRENT LIABILITIES ...........................................          48,725           49,819

Long-term debt, less current portion ................................           3,337            3,289
Long-term capital lease obligation, less current portion ............           7,396            7,112
Other non-current liabilities .......................................          14,115           13,540
                                                                            ---------        ---------

TOTAL LIABILITIES ...................................................          73,573           73,760

Minority interest ...................................................           5,967            6,033

SHAREHOLDERS' EQUITY

  Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at December 31, 2001 and
     March 31, 2002) ................................................              --               --
  Common stock, $0.01 par value (100,000,000 shares authorized;
      24,790,098 shares issued and 22,517,371 shares outstanding at December 31, 2001 and 24,855,597 shares issued and
      22,582,870 shares outstanding at March 31, 2002) ..............             248              249
  Treasury stock, at cost ...........................................         (25,000)         (25,000)
  Additional paid-in capital ........................................         414,407          415,460
  Accumulated deficit ...............................................        (168,811)        (162,605)
                                                                            ---------        ---------

TOTAL SHAREHOLDERS' EQUITY ..........................................         220,844          228,104
                                                                            ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................       $ 300,384        $ 307,897
                                                                            =========        =========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                2001            2002
                                                              --------        --------

REVENUE:
  Telecommunication services ..........................       $ 29,536        $ 34,292
  Revenue from affiliates .............................          2,784           2,058
                                                              --------        --------
TOTAL REVENUE .........................................         32,320          36,350

OPERATING COSTS AND EXPENSES:
  Access and network services .........................         14,686          15,370
  Selling, general and administrative .................         12,707           9,687
  Depreciation and amortization .......................          9,753           6,003
                                                              --------        --------
TOTAL OPERATING COSTS AND EXPENSES ....................         37,146          31,060
                                                              --------        --------

INCOME (LOSS) FROM OPERATIONS .........................         (4,826)          5,290

OTHER INCOME (EXPENSE):
  Equity in earnings of ventures ......................            583           1,710
  Interest income .....................................          1,482             476
  Interest expense ....................................           (631)           (537)
  Foreign currency losses .............................           (295)           (325)
  Minority interest ...................................             --             (66)
                                                              --------        --------
TOTAL OTHER INCOME ....................................          1,139           1,258
                                                              --------        --------

Income (loss) before income taxes .....................         (3,687)          6,548
Income taxes ..........................................            223           1,316
                                                              --------        --------

Income (loss) before cumulative effect of
     a change in accounting principle .................         (3,910)          5,232
Cumulative effect of a change in accounting
     principle, net of tax effect of $0 ...............             --             974
                                                              --------        --------
NET INCOME (LOSS) .....................................       $ (3,910)       $  6,206
                                                              ========        ========

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle ............       $  (0.16)       $   0.24
     Cumulative effect of a change in
          accounting principle ........................             --            0.04
                                                              --------        --------
      Net income (loss) per share - basic .............       $  (0.16)       $   0.28
                                                              ========        ========
Weighted average common shares - basic ................         24,496          22,533
                                                              ========        ========

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle ............       $  (0.16)       $   0.23
     Cumulative effect of a change in
          accounting principle ........................             --            0.04
                                                              --------        --------
      Net income (loss) per share - diluted ...........       $  (0.16)       $   0.27
                                                              ========        ========
Weighted average common shares - diluted ..............         24,496          22,727
                                                              ========        ========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          2001             2002
                                                                        ---------        ---------

OPERATING ACTIVITIES
  Net income (loss) .............................................       $  (3,910)       $   6,206
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities:
  Depreciation ..................................................           4,075            4,982
  Amortization ..................................................           5,678            1,021
  Equity in earnings of ventures, net of dividends received .....            (583)          (1,710)
  Foreign currency losses .......................................             295              325
  Cumulative effect of a change in accounting principle .........              --             (974)
  Other .........................................................             386              131
  Changes in assets and liabilities:
     Accounts receivable ........................................             964           (5,102)
     Accounts payable and accrued expenses ......................          (1,278)           2,841
     Other changes in assets and liabilities ....................          (2,375)              42
                                                                        ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......................           3,252            7,762

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets .....         (10,376)          (4,634)
  Acquisitions, net of cash acquired ............................            (350)              --
  Cash received from escrow account .............................              --            3,000
  Restricted cash ...............................................             200            1,400
  Proceeds from investments available for sale ..................          54,344            5,951
  Purchases of investments available for sale ...................              --           (2,000)
  Other investing ...............................................            (697)            (667)
                                                                        ---------        ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES .......................          43,121            3,050

FINANCING ACTIVITIES:
  Repayments of debt ............................................            (628)          (1,661)
  Exercise of stock options......................................              --              786
                                                                        ---------        ---------

NET CASH USED IN FINANCING ACTIVITIES ...........................            (628)            (875)

Effect of exchange rate changes on cash and cash equivalents ....            (113)            (122)
                                                                        ---------        ---------
Net increase in cash and cash equivalents .......................          45,632            9,815
Cash and cash equivalents at beginning of period ................          57,889           37,404
                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................       $ 103,521        $  47,219
                                                                        =========        =========

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

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2002 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

Comprehensive income (loss)

     For the three months ended March 31, 2001 and 2002, comprehensive income
(loss) for the Company is equal to net income (loss).

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of SFAS No. 142, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. The Company has adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

     The Company has not completed step one of the transitional goodwill impairment testing identified in SFAS No. 142. This first step of the transitional impairment testing will be completed by the end of the second quarter of 2002. Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on the Company's net income for the three months ended March 31, 2002 was a $2.9 million increase, or $0.13 per share of common stock - basic. The Company also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three months ended March 31, 2001 was $3.6 million. Amortization expense for intangible assets for the three months ended March 31, 2002 was $1.0 million. Amortization expense for the succeeding five years is expected to be as follows: 2002 - $5.2 million, 2003 - $5.8 million, 2004 - $5.7 million, 2005 - $4.5 million, and 2006
- $3.8 million. The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

                                                         AS OF                       AS OF
                                                   DECEMBER 31, 2001             MARCH 31, 2002
                                                ------------------------     -----------------------
                                                                   (IN THOUSANDS)
                                                            ACCUMULATED                 ACCUMULATED
                                                 COST       AMORTIZATION      COST      AMORTIZATION
                                                -------     ------------     -------    ------------

Amortized intangible assets:
  Telecommunications service contracts ..       $33,823       $(3,691)       $34,751       $(4,204)
  Licenses ..............................         2,854          (839)         2,454          (918)
  Other intangible assets ...............         9,360        (3,084)        10,920        (4,187)
                                                -------       -------        -------       -------
    Total ...............................       $46,037       $(7,614)       $48,125       $(9,309)
                                                =======       =======        =======       =======

     Other intangible assets, includes software, internet software and related content, as well as other intangible assets.

     As of December 31, 2001 the Company's goodwill by reportable business segment, after the $1.3 million reclassification, was as follows; CLEC $15.5 million; and Data and Internet $1.9 million.

     The pro forma impact on net loss and net loss per share for the three months ended March 31, 2001 compared to actual results for the three months ended March 31, 2002 is as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2001              2002
                                                                  ---------        ---------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)

  Reported net income (loss) ..............................       $  (3,910)       $   6,206
  Goodwill amortization ...................................           3,627               --
  Negative goodwill amortization on equity investee .......             (54)              --
                                                                  ---------        ---------
  Adjusted net income (loss) ..............................       $    (337)       $   6,206
                                                                  =========        =========

Basic net income (loss) per share:
  Reported net income (loss) ..............................       $   (0.16)       $    0.28
  Goodwill amortization ...................................            0.15               --
  Negative goodwill amortization on equity investee .......              --               --
                                                                  ---------        ---------
  Adjusted net income (loss) per share ....................       $   (0.01)       $    0.28
                                                                  =========        =========

Diluted net income (loss) per share:
  Reported net income (loss) ..............................       $   (0.16)       $    0.27
  Goodwill amortization ...................................            0.15               --
  Negative goodwill amortization on equity investee .......              --               --
                                                                  ---------        ---------
  Adjusted net income (loss) per share ....................       $   (0.01)       $    0.27
                                                                  =========        =========

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

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this new standard from January 1, 2002. The adoption of the pronouncement did not have an effect on the Company's results of operations or financial position.

3. NET EARNINGS (LOSS) PER SHARE

     The Company's net loss per share calculation (basic and diluted) at March 31, 2001 is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation at March 31, 2001. Warrants and stock options have been excluded from the net loss per share calculation at March 31, 2001 because their effect would have been antidilutive.

     Basic earnings per share at March 31, 2002 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2002 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method.

     The components of basic and diluted earnings per share were as follows:



                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2002
                                                  ------------------------------
                                                  (IN THOUSANDS, EXCEPT EARNINGS
                                                           PER SHARE)
Income before cumulative effect of a change
   in accounting principle...........................       $ 5,232
                                                            =======
Weighted average outstanding of:
   Common Stock shares...............................        22,533

Dilutive effect of:
   Employee stock options............................           194
                                                             ------

Common stock and common stock equivalents............        22,727
                                                             ------

Earnings per share before cumulative effect of a
   change in accounting principle:
   Basic.............................................       $  0.24
                                                            =======
   Diluted...........................................       $  0.23
                                                            =======

4. INVESTMENT TRANSACTIONS

     In March 2002, subsidiaries of GTI entered into an Ownership Interest Purchase Agreement with Open Joint Stock Company Rostelecom ("Rostelecom") to acquire the 50% ownership interest in EDN Sovintel LLC ("Sovintel") held by Rostelecom. Upon closure, Rostelecom will receive $56.0 million in cash and debt, and will be issued GTI common stock such that Rostelecom will hold 15% of the outstanding common shares of GTI on the date of closing. The consummation of the transaction is conditioned upon, among other things, the receipt of all necessary regulatory approvals in the United States and Russia and approval by the Board of Directors of Sovintel and Rostelecom. Upon consummation of the transaction, GTI will own 100% of Sovintel. The transaction is expected to close in the second quarter of 2002.

5. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2002. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Other Matters

     Golden Telecom (Ukraine) is involved in a number of commercial disputes with Ukrtelecom. The most significant disputes include alleged improprieties in the manner in which Golden Telecom (Ukraine) routed certain traffic through the state-owned monopoly carrier, Ukrtelecom, and Golden Telecom (Ukraine)'s lease rights of Ukrtelecom's technical premises.

     On March 1, 2002, the Company became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of the Company's partners in Golden Telecom (Ukraine). The Kiev City Prosecutor's Office investigation remains open and the Company has not been advised of any results.

     In April 2002, the shareholders of Golden Telecom (Ukraine) appointed a new General Director and the new management has been in consultations with representatives of the Ukrainian State Committee of Communications and senior officials of Ukrtelecom. Following the consultations, Golden Telecom (Ukraine) and Ukrtelecom announced at a joint press conference that it is their mutual intention to continue to develop the Ukrainian telecommunications market in cooperation and to resolve their commercial disputes through negotiation rather than through litigation and court proceedings. If these disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of the Company. It is not currently possible to predict the outcome of these disputes with Ukrtelecom. The risks of an adverse impact are assessed as possible but not quantifiable.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Competitive Local Exchange Carrier ("CLEC") Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; (2) Long Distance Services using our fiber optic and satellite-based network throughout the CIS; (3) Data and Internet Services using our fiber optic and satellite-based network; and (4) Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended March 31, 2001 and 2002. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit. Revenue for the three months ended March 31, 2001 has been revised to eliminate intra-segment transactions, the effect of which is not significant.

                                         DATA &                                             TOTAL OF
                                        INTERNET      LONG       MOBILE     CORPORATE &     BUSINESS   CONSOLIDATED
                              CLEC      SERVICES    DISTANCE    SERVICES    ELIMINATIONS    SEGMENT       RESULTS
                            ---------   ---------   ---------   ---------   ------------   ---------   ------------
                                                             (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001

Revenue ................... $  33,237   $  13,798   $   4,749   $   3,530    $  (1,766)    $  53,548     $  32,320
Operating income (loss) ...     9,038      (1,204)     (1,110)       (549)      (5,884)          291        (4,826)
Identifiable assets .......   130,480      74,828      25,864      24,666      176,626       432,464       342,179
Capital expenditures ......     6,583       7,019         816         433           25        14,876        10,376

                             ADJUSTMENTS TO RECONCILE
                                BUSINESS SEGMENT TO
                               CONSOLIDATED RESULTS
                            ---------------------------
                             EQUITY
                             METHOD          AFFILIATE
                            VENTURES        ADJUSTMENTS
                            ---------       -----------
                                 (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001

Revenue ................... $ (26,606)       $   5,378
Operating income (loss) ...    (5,104)             (13)
Identifiable assets .......   (90,285)              --
Capital expenditures ......    (4,500)              --

                                         DATA &                                             BUSINESS
                                        INTERNET      LONG       MOBILE     CORPORATE &     SEGMENT    CONSOLIDATED
                              CLEC      SERVICES    DISTANCE    SERVICES    ELIMINATIONS     TOTAL        RESULTS
                            ---------   ---------   ---------   ---------   ------------   ---------   ------------
                                                              (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2002

Revenue ................... $  40,574   $  18,243      4,498       3,259   $  (1,010)    $  65,564     $  36,350
Operating income (loss) ...    12,344       3,806       (911)        579      (1,989)       13,829         5,290
Identifiable assets .......   192,441      99,238     28,181       9,695      96,936       426,491       307,897
Capital expenditures ......     6,625       2,210      1,007          49           7         9,898         4,634

                                ADJUSTMENTS TO RECONCILE
                                   BUSINESS SEGMENT TO
                                  CONSOLIDATED RESULTS
                               ---------------------------
                                EQUITY
                                METHOD          AFFILIATE
                               VENTURES        ADJUSTMENTS
                               ---------       -----------
                                     (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2002

Revenue ................... $ (33,442)       $   4,228
Operating income (loss) ...    (8,539)              --
Identifiable assets .......  (118,594)              --
Capital expenditures ......    (5,264)              --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

     Revenues are based on the location of the operating company providing the service.

     The following tables present financial information segmented by the Company's geographic regions for the three ended March 31, 2001 and 2002.

                                                          CORPORATE,
                                                            OTHER
                                                          COUNTRIES
                                                             AND         CONSOLIDATED
                              RUSSIA        UKRAINE      ELIMINATIONS      RESULTS
                             --------       --------     ------------    ------------

THREE MONTHS ENDED MARCH 31, 2001

Revenue ..............       $ 23,443       $  9,338       $   (461)       $ 32,320
Long-lived assets ....        165,299         40,861            582         206,742

                                                          CORPORATE,
                                                            OTHER
                                                          COUNTRIES
                                                             AND         CONSOLIDATED
                              RUSSIA        UKRAINE      ELIMINATIONS      RESULTS
                             --------       --------     ------------    ------------

THREE MONTHS ENDED MARCH 31, 2002

Revenue ..............       $ 27,930       $  8,230       $    190       $ 36,350
Long-lived assets ....        178,877         25,063          1,821        205,761

7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

     The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the three months ended March 31, 2001 and 2002.

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                 ---------------------
                                  2001           2002
                                 -------       -------
                                    (IN THOUSANDS)

Revenues .................       $25,352       $32,355
Gross Margin .............        10,567        14,521
Income from operations ...         4,650         8,232
Net income ...............         3,631         6,001

8. SHAREHOLDERS' EQUITY

     The Company's outstanding shares of common stock increased by 65,499 shares issued in connection with the exercise of stock options in the three months ended March 31, 2002.

9. SUBSEQUENT EVENT

     The Company's equity investee, MCT Corp. ("MCT"), is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed an agreement ("the Forbearance Agreement") whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT is now in default of the Forbearance Agreement and during April 2002 the holder of the loan note took certain steps to protect the collateral related to the note and has subsequently sold the collateral to a third-party. The Company is monitoring the situation to determine whether there is other than a temporary decline in the value of the Company's investment.

ITEM 1(b). CONDENSED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                DECEMBER 31,     MARCH 31,
                                                                                    2001           2002
                                                                                ------------     ---------
                               ASSETS                                             (AUDITED)     (UNAUDITED)

CURRENT ASSETS
  Cash ....................................................................       $ 16,793       $ 20,085
  Accounts receivable, net of allowance for doubtful accounts of $4,951
      and $4,725, respectively ............................................         14,518         16,853
  Due from affiliated companies ...........................................          1,912          1,493
  Due from employees ......................................................            721            690
  Inventories .............................................................          7,519          6,068
  Inventory consigned to others ...........................................          1,063            651
  VAT receivable, net .....................................................            207             95
  Prepaid expenses and other current assets ...............................          2,586          2,391
                                                                                  --------       --------

TOTAL CURRENT ASSETS ......................................................         45,319         48,326

Property and equipment, net ...............................................         60,125         63,156
Other noncurrent assets ...................................................          3,069          3,149
                                                                                  --------       --------
TOTAL ASSETS ..............................................................       $108,513       $114,631
                                                                                  ========       ========

                   LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables ..........................................................       $ 12,058       $ 13,351
  Accrued expenses ........................................................          4,926          4,076
  Due to affiliated companies .............................................          3,048          6,369
  Deferred income taxes ...................................................          1,861          1,703
                                                                                  --------       --------

TOTAL CURRENT LIABILITIES .................................................         21,893         25,499

  Other noncurrent liabilities ............................................          3,172          3,683
                                                                                  --------       --------
TOTAL LIABILITIES .........................................................         25,065         29,182

MEMBERS' EQUITY ...........................................................         83,448         85,449
                                                                                  --------       --------
TOTAL LIABILITIES AND MEMBERS' EQUITY .....................................       $108,513       $114,631
                                                                                  ========       ========

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

               CONDENSED STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ------------------------
                                                   2001            2002
                                                 --------        --------

REVENUE:
  Telecommunication services .............       $ 23,501        $ 30,977
  Revenue from affiliates ................          1,851           1,378
                                                 --------        --------
                                                   25,352          32,355

OPERATING COSTS AND EXPENSES:
  Service costs ..........................         14,785          17,834
  Selling, general and administrative ....          3,268           3,768
  Depreciation ...........................          2,649           2,521
                                                 --------        --------
TOTAL OPERATING COSTS AND EXPENSES .......         20,702          24,123
                                                 --------        --------

INCOME FROM OPERATIONS ...................          4,650           8,232

OTHER INCOME (EXPENSE):
  Interest income ........................             54             135
  Interest expense .......................             (4)             --
  Foreign currency (losses) gains ........            173            (140)
                                                 --------        --------
TOTAL OTHER INCOME (EXPENSE) .............            223              (5)
                                                 --------        --------

Income before income taxes ...............          4,873           8,227
Income taxes .............................          1,242           2,226
                                                 --------        --------
NET INCOME ...............................          3,631           6,001

Dividends ................................             --          (4,000)
Members' equity, opening balance .........         65,237          83,448
                                                 --------        --------
Members' equity, closing balance .........       $ 68,868        $ 85,449
                                                 ========        ========

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2001            2002
                                                                            --------        --------

OPERATING ACTIVITIES
Net income ..........................................................       $  3,631        $  6,001
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ......................................................          2,649           2,521
  Provision for doubtful accounts ...................................            479              30
  Foreign exchange (gain) loss ......................................           (173)            140
Changes in operating assets and liabilities:
  Accounts receivable ...............................................            524          (2,436)
  Inventories .......................................................           (538)          1,868
  VAT receivable, net ...............................................          1,779              34
  Prepaid expenses and other assets .................................           (231)            139
  Trade payables ....................................................          1,080             946
  Accrued liabilities and other payables ............................          1,492            (440)
  Increase (decrease) in amounts due to affiliated companies, net ...            298            (227)
                                                                            --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................         10,990           8,576

INVESTING ACTIVITIES
 Purchases of property and Equipment ................................         (4,217)         (5,129)
                                                                            --------        --------

FINANCING ACTIVITIES
 Payment to partner in commercial arrangement .......................            (22)             --
                                                                            --------        --------

Effect of exchange rate changes on cash .............................            (14)           (155)
                                                                            --------        --------
Net increase in cash ................................................          6,737           3,292
Cash at beginning of period .........................................          4,013          16,793
                                                                            --------        --------
CASH AT END OF PERIOD ...............................................       $ 10,750        $ 20,085
                                                                            ========        ========

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

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2001 audited financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2002 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

     For the three months ended March 31, 2001 and 2002, comprehensive income for the Company is equal to net income.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard's ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The adoption of the new statements did not have an effect on the Company's results of operations or financial position.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this new standard from January 1, 2002. The adoption of the pronouncement did not have an effect on the Company's results of operations or financial position.

                                EDN SOVINTEL LLC

                                   (UNAUDITED)

3. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with Russian taxation, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2002. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

4. OTHER TRANSACTIONS

     In March 2002, the Company's 50% owners, subsidiaries of GTI and Rostelecom entered into an Ownership Interest Purchase Agreement for GTI to acquire the 50% ownership interest in the Company held by Rostelecom. Upon closure, Rostelecom will receive $56.0 million cash and debt, and will be issued GTI common stock such that Rostelecom will hold 15% of the outstanding common shares of GTI on the date of closing. The consummation of the transaction is conditioned upon, among other things, the receipt of all necessary regulatory approvals in the United States and Russia and approval of the Board of Directors of the Company and Rostelecom. Upon consummation of the transaction, GTI will own 100% of the Company. The transaction is expected to close in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three month periods ended March 31, 2002 and March 31, 2001. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications and Internet services in major population centers throughout Russia, Ukraine and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

o Competitive Local Exchange Carrier ("CLEC") Services. Using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

o Data and Internet Services. Using our fiber optic and satellite-based networks, including 145 points of presence in Russia, Ukraine and other countries of the CIS, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing and (b) Business to Consumer services, such as dial-up Internet access and web content and a family of Internet portals;

o Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

o Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide long distance services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

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

     We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. The ruble exchange rate with the dollar has become relatively stable since early 2000, and despite increasing inflation, price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

     Since early 2000, we have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In 2001 our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001. We expect that this trend of year over year increases will continue as long as the Russian economy continues to develop.

     Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking, where possible, further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. In general, we expect settlement and interconnection rates to continue to decline broadly in line with tariffs.

     To both mitigate declines in traffic margins and handle additional traffic volumes, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. As part of this strategy, we have acquired the rights to use up to STM-16 fiber optic capacity on the Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route, the final increase in capacity from STM-4 to STM-16 taking place in the first quarter of 2001. In September 2001, we acquired rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy. We expect to continue to add additional transmission capacity, which due to its fixed cost nature can initially depress margins, but will ultimately allow us to improve or maintain our margins.

     Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. In the fourth quarter of 2001 we reassessed our plans for this business and as a result we recorded an impairment charge of $10.4 million. In line with our expectations revenues have continued to decline, although, at the same time, we have commenced the implementation of a cost reduction program. We currently are working towards refocusing our mobile operations as an additional service offered by business services operations to corporate clients.

     In Kiev, Ukraine we continue to experience issues relating to obtaining further numbering capacity for our business services operations. In this regard, we are continuing negotiations with Ukrtelecom, the state-owned operator, for performance of overdue obligations related to the provision of numbering capacity for which we have prepaid. Our ability to grow our business services operations in Kiev will be limited if we do not have access to numbering capacity.

     Golden Telecom (Ukraine) ("GTU") is involved in a number of other commercial disputes with Ukrtelecom. The most significant disputes include alleged incorrect routing of traffic and GTU's lease rights of Ukrtelecom's technical premises.

     We reassessed and suspended our incoming international traffic off-network termination activities, pending the resolution of certain regulatory issues and as a result we experienced a reduction of approximately $1.6 million in revenue in the fourth quarter of 2001. On March 1, 2002 we became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of our partners in GTU. Although all the facts concerning the allegations are not known to us at this time, the investigation appears to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. Our partners in GTU, who acted as General Director and Technical Director under the terms of that entity's foundation agreements, are of the opinion that these events are related to ongoing commercial disputes and litigation between GTU and Ukrtelecom. Although the suspended traffic was not reestablished in the first quarter, we expect that the suspended traffic will be partially reestablished during 2002. The Kiev City Prosecutor's Office investigation remains open and we have not been advised of any results.

     In April 2002, a new General Director, who was nominated by GTI, was appointed by the shareholders of GTU. The new management of GTU then consulted with representatives of the Ukrainian State Committee of Communications and senior officials at Ukretelecom. Following the consultations, GTU and Ukrtelecom announced at a joint press conference on April 17, 2002 that it is their mutual intention to continue to develop the Ukrainian telecommunications market in cooperation and to resolve their commercial disputes through negotiation rather than through litigation and court proceedings.

     If these disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of GTU. The risks of an adverse impact are assessed as possible but not quantifiable.

     In addition to the traditional voice and data service provision, we have been actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. In line with experience outside of Russia, we have not seen the rapid development of Internet based services that was expected. Internet based advertising and e-commerce revenues have not developed to significant levels and we have reviewed our long term strategy for Internet based products. As a result of this review, we evaluated the future cash flows for this business, and we recorded an impairment charge of $20.9 million in the fourth quarter of 2001. We expect to see some growth in Internet based advertising and will continue to offer this service as one of our range of Internet services and be in a position to capitalize on any upturn in demand for this service.

     We have seen a significant increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001 we completed the purchase of a leading Russian Internet Service Provider ("ISP"), Cityline, together with ISP Uralrelcom and infrastructure company PTK, and together, these entities allow us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity is not yet functional and we currently expect that the capacity will be available in the second quarter of 2002. If the dial-up capacity does not materialize, we will explore additional options for local dial-up capacity. The Moscow numbering capacity and some of the access lines to be provided by PTK are intended to support incremental CLEC Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our data and Internet Services division.

     We have continued our process of integrating our acquisitions, improving operational efficiency and cost containment, which is intended to improve our operating performance. We expect to incur further costs associated with overall restructuring of our operations in 2002.

     Our equity investee, MCT, is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed an agreement ("the Forbearance Agreement") whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT is now in default of the Forbearance Agreement and during April 2002 the holder of the loan note took certain steps to protect the collateral related to the note and has subsequently sold the collateral to a third party. We are monitoring the situation to determine whether there is other than a temporary decline in the value of the Company's investment.

     In November 2001, we announced that we had signed a Memorandum of Understanding with Open Joint Stock Company Rostelecom ("Rostelecom"), to acquire Rostelecom's 50% holding in EDN Sovintel LLC ("Sovintel"). On March 13, 2002 we executed an Ownership Interest Purchase Agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions-precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States of America. We expect the transaction to close during the second quarter of 2002. The consolidation of Sovintel into our Consolidated Financial Statements will have a significant impact on our results of operations and our financial position. Revenue will increase, subject to intercompany eliminations, and net income is expected to increase, but partially offset by a reduction in equity in earnings of ventures. Amortization expense will increase subject to the amount of intangible assets identified as part of the purchase price accounting.

CRITICAL ACCOUNTING POLICIES

     The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Golden Telecom, Inc. ("GTI"). To assist that understanding, management has identified our "critical accounting policies". These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

     Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers. Certain revenues, such as connection fees, are deferred in accordance with Staff Accounting Bulletin ("SAB") No. 101. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. In line with guidance in SAB No. 101, we also defer direct incremental costs related to connection fees, not exceeding the revenue deferred.

     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors.

     Long-lived asset recovery policies; in relation to long-lived assets, consisting primarily of property and equipment and intangibles, which comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting useful lives and testing for recoverability require both judgment and estimation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of SFAS No. 142, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed by prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. We adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

     We have not completed step one of the transitional goodwill impairment testing identified in SFAS No. 142. This first step of the transitional impairment testing will be completed by the end of the second quarter of 2002. Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on our net income for the three months ended March 31, 2002 was a $2.9 million increase, or $0.13 per share of common stock-basic. We also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three months ended March 31, 2001 was $3.6 million. Amortization expense for intangible assets for the three months ended March 31, 2002 was $1.0 million. Amortization expense for the succeeding five years is expected to be as follows:
2002 - $5.2 million, 2003 - $5.8 million, 2004 - $5.7 million, 2005 - $4.5 million, and 2006 - $3.8 million.

     The pro forma impact on net loss and net loss per share for the three months ended March 31, 2001 compared to actual results for the three months ended March 31, 2002 is as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2001             2002
                                                                  ---------        ---------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                          SHARE DATA)

  Reported net income (loss) ..............................       $  (3,910)       $   6,206
  Goodwill amortization ...................................           3,627               --
  Negative goodwill amortization on equity investee .......             (54)              --
                                                                  ---------        ---------
  Adjusted net income (loss) ..............................       $    (337)       $   6,206
                                                                  =========        =========

Basic net income (loss) per share:
  Reported net income (loss) ..............................       $   (0.16)       $    0.28
  Goodwill amortization ...................................            0.15               --
  Negative goodwill amortization on equity investee .......              --               --
                                                                  ---------        ---------
  Adjusted net income (loss) per share ....................       $   (0.01)       $    0.28
                                                                  =========        =========

Diluted net income (loss) per share:
  Reported net income (loss) ..............................       $   (0.16)       $    0.27
  Goodwill amortization ...................................            0.15               --
  Negative goodwill amortization on equity investee .......              --               --
                                                                  ---------        ---------
  Adjusted net income (loss) per share ....................       $   (0.01)       $    0.27
                                                                  =========        =========

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement became effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted this new standard from January 1, 2002. The adoption of the pronouncement did not have an effect on our results of operations or financial position.

RESULTS OF OPERATIONS

     GTI was formed in June 1999 to be the holding company for all of Global TeleSystems, Inc.'s ("GTS") businesses in the CIS and supporting operations. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 6 "Segment Information - Line of Business Data" to our consolidated financial statements.

     In addition, we have included a discussion of Sovintel, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

     Certain revenue and cost of revenue information presented for the three months ended March 31, 2001 has been revised to eliminate intra-line of business transactions, the effect of which is not significant.

     The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     o Consolidated Results. Results of Operations for the Three Months Ended March 31, 2002 compared to the Results of Operations for the Three Months Ended March 31, 2001

     o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 2002 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended March 31, 2001

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE

     Our revenue increased by 13% to $36.4 million for the three months ended March 31, 2002 from $32.3 million for the three months ended March 31, 2001. The breakdown of revenue by business group was as follows:

                                  CONSOLIDATED REVENUE    CONSOLIDATED REVENUE
                                  FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                  ENDED MARCH 31, 2001    ENDED MARCH 31, 2002
                                  --------------------    --------------------
                                                 (IN MILLIONS)
REVENUE
  CLEC services ...................       $  10.8                $  10.7
  Data and Internet services ......          13.8                   18.2
  Long distance services ..........           4.6                    4.3
  Mobile services .................           3.5                    3.3
  Eliminations ....................          (0.4)                  (0.1)
                                          -------                -------
TOTAL REVENUE .....................       $  32.3                $  36.4

     CLEC Services. Revenue from CLEC Services decreased 1% to $10.7 million for the three months ended March 31, 2002 compared to $10.8 million for the three months ended March 31, 2001.

     The CLEC Services division of TeleRoss revenue increased by 8% to $7.1 million for the three months ended March 31, 2002 from $6.6 million for the three months ended March 31, 2001. This is mainly due to increases in monthly recurring revenue partly due to increasing numbering capacity in service, offset by a decrease in traffic revenue, largely as a result of pricing concessions made to its largest customer on local traffic.

     The CLEC Services division of Golden Telecom BTS revenue decreased by 33% to $2.8 million for the three months ended March 31, 2002 from $4.2 million for the three months ended March 31, 2001. The decrease in revenue was due the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001.

     For Agentstvo Delovoi Svyazi ("ADS"), acquired in September 2001, revenue was $0.8 million for the three months ended March 31, 2002.

     Data and Internet Services. Revenue from Data and Internet Services increased by 32% to $18.2 million for the three months ended March 31, 2002 from $13.8 million for the three months ended March 31, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Internet revenues were increased by the acquisition of Cityline and Uralrelcom in the second quarter of 2001, however, Cityline's subscribers are in the process of being absorbed into our TeleRoss operations so we are not able to identify the incremental impact of this acquisition on the three months ended March 31, 2002. Uralrelcom's revenue was $0.5 million for the three months ended March 31, 2002.

     Long Distance Services. Revenue from Long Distance Services decreased by 7% to $4.3 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001. Equipment revenues declined in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a large contract that was installed in the first quarter of 2001. This decline was partly offset by increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow.

     Mobile Services. Revenue from Mobile Services decreased by 6% to $3.3 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. Active subscribers declined approximately 4% at Golden Telecom GSM, and pricing competition has reduced average revenue per active subscriber by 10% to approximately $28 per month.

EXPENSES

     The following table shows our principal expenses for the three months ended March 31, 2002 and March 31, 2001:

                                  CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                  FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                  ENDED MARCH 31, 2001     ENDED MARCH 31, 2002
                                  ---------------------    ---------------------
                                                 (IN MILLIONS)

COST OF REVENUE
  CLEC services ...................       $   4.2                $   3.7
  Data and Internet services ......           6.1                    7.8
  Long distance services ..........           3.8                    3.2
  Mobile services .................           1.0                    0.8
  Eliminations ....................          (0.4)                  (0.1)
                                          -------                -------
TOTAL COST OF REVENUE .............          14.7                   15.4
Selling, general and ..............          12.7                    9.7
administrative
Depreciation and amortization .....           9.7                    6.0
Equity in losses (earnings)
  of ventures .....................          (0.6)                  (1.7)
Interest income ...................          (1.5)                  (0.5)
Interest expense ..................           0.6                    0.6
Foreign currency loss .............           0.3                    0.3
Provision for income taxes ........           0.2                    1.3
Cumulative effect of a change
in accounting principle ...........       $    --                $   1.0

Cost of Revenue

     Our cost of revenue increased by 5% to $15.4 million for the three months ended March 31, 2002 from $14.7 million for the three months ended March 31, 2001.

     CLEC Services. Cost of revenue from CLEC Services decreased by 12% to $3.7 million, or 35% of revenue, for the three months ended March 31, 2001 from $4.2 million, or 39% of revenue, for the three months ended March 31, 2001.

     The CLEC Services division of TeleRoss' cost of revenue was $2.1 million, or 30% of revenue, for the three months ended March 31, 2002 compared to $2.1 million, or 32% of revenue, for the three months ended March 31, 2001. The decrease as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

     The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 43% to $1.2 million, or 43% of revenue, for the three months ended March 31, 2002 from $2.1 million, or 50% of revenue, for the three months ended March 31, 2001. Cost of revenue decreased as a percentage of revenue due to suspension of certain lower margin carriers' carrier traffic.

     Data and Internet Services. Cost of revenue from Data and Internet Services increased by 28% to $7.8 million, or 43% of revenue, for the three months ended March 31, 2002 from $6.1 million, or 44% of revenue, for the three months ended March 31, 2001. Increases in higher margin corporate data and Internet revenues have more than offset increases in lower margin dial-up Internet revenues.

     Long Distance Services. Cost of revenue from Long Distance Services decreased by 16% to $3.2 million, or 74% of revenue, for the three months ended March 31, 2002 from $3.8 million, or 83% of revenue, for the three months ended March 31, 2001. The improvement in cost of revenue as a percentage of revenue is partly due to the reduction in lower margin equipment sales as part of the mix.

     Mobile Services. Cost of revenue from Mobile Services decreased by 20% to $0.8 million, or 24% of revenue, for the three months ended March 31, 2002 from $1.0 million, or 29% of revenue, for the three months ended March 31, 2001. The cost of revenue was maintained as a percentage of revenue, despite the reduced revenue, as a result of cost controls.

Selling, General and Administrative

     Our selling, general and administrative expenses decreased by 24% to $9.7 million, or 27% of revenue, for the three months ended March 31, 2002 from $12.7 million, or 39% of revenue, for the three months ended March 31, 2001. This mainly due to reductions in advertising, employee related costs, bad debt and other selling, general and administrative expenses.

Depreciation and Amortization

     Our depreciation and amortization expenses decreased by 38% to $6.0 million for the three months ended March 31, 2002 from $9.7 million for the three months ended March 31, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 which has an impact of a reduction of approximately $2.9 million on the amortization expense in the quarter and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduces the level of depreciation and amortization recorded for the three months ended March 31, 2002 by $1.8 million. These reductions were, in part, offset by the continuing capital expenditures of the consolidated entities.

Equity in Earnings/Losses of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures were $1.7 million for the three months ended March 31, 2002 up from earnings of $0.6 million for the three months ended March 31, 2001. We recognized earnings at Sovintel of $2.6 million for the three months ended March 31, 2002, which more than offset our recognized losses in MCT. In the three months ended March 31, 2001, our recognized earnings at Sovintel were $1.8 million which were largely offset by our recognized losses of $1.3 million from MCT.

Interest Income

     Our interest income was $0.5 million for the three months ended March 31, 2002 down from $1.5 million for the three months ended March 31, 2001. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our Initial Public Offering for acquisitions and capital expenditure.

Interest Expense

     Our interest expense was $0.6 million for the three months ended March 31, 2002 level with $0.6 million for the three months ended March 31, 2001.

Foreign Currency Loss

     Our foreign currency loss was $0.3 million for the three months ended March 31, 2002, compared to a $0.3 million loss for the three months ended March 31, 2001. The same level of loss in part reflects the steady devaluation of the ruble for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

Provision for Income Taxes

     Our charge for income taxes was $1.3 million for the three months ended March 31, 2002 compared to a $0.2 million for three months ended March 31, 2001. The increase was mainly due to the increased profitability of our Russian operations and a corresponding increase in the level of income taxes incurred in Russia. Income taxes in Ukraine and the USA increased slightly.

Cumulative effect of a change in accounting principle

     We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million in the three months ended March 31, 2002.

Net Income (Loss) and Net Income (Loss) per Share

     Our net income for the three months ended March 31, 2002 was $6.2 million, compared to a net loss $3.9 million for the three months ended March 31, 2001.

     Our net income per share of common stock increased to $0.28 for the three months ended March 31, 2002, compared to a net loss per common share $0.16 in the three months ended March 31, 2001. The increase in net income per share of common stock was due to the increase in net income and a decrease in the number of weighted average shares to 22,532,910 in the three months ended March 31, 2002, compared to 24,495,770 in the three months ended March 31, 2001.

     Our net income per share of common stock assuming dilution increased to $0.27 for the three months ended March 31, 2002, compared to a net loss per common share of $0.16 in the three months ended March 31, 2001. The increase in net income per share of common stock assuming dilution was due to the increase in net income and a decrease in the number of weighted averages shares to 22,726,902 in the three months ended March 31, 2002, compared to 24,495,770 in the three months ended March 31, 2001.

NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

     This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.

SOVINTEL

Revenue

     Sovintel's revenue increased by 28% to $32.4 million for the three months ended March 31, 2001 from $25.4 million, for the three months ended March 31, 2001. Increases in recurring revenues, outgoing traffic revenues and equipment revenues were partly offset by a decline in incoming traffic revenues.

Cost of Revenue

     Sovintel's cost of revenue increased by 20% to $17.8 million for the three months ended March 31, 2002 from $14.8 million for the three months ended March 31, 2001. The decrease of cost of revenue to 55% of revenue from 58% of revenue was primarily the result of increases in higher margin traffic in the revenue mix.

Selling, General and Administrative

     Sovintel's selling, general and administrative expenses increased by 15% to $3.8 million, or 12% of revenue, for the three months ended March 31, 2002 from $3.3 million, or 13% of revenue for the three months ended March 31, 2001. The increase was largely due to increased costs required to support the increased revenue, albeit the increase in costs was at a lower level in percentage terms.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and investments available for sale were $52.2 million and $46.4 million as of March 31, 2002 and December 31, 2001, respectively. Of these amounts, our cash and cash equivalents were $47.2 million and $37.4 million as of March 31, 2002 and December 31, 2001, respectively. We have invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At March 31, 2002 and December 31, 2001 investments available for sale were $5.0 million and $9.0 million, respectively.

     Our total restricted cash was $2.0 million and $3.4 million as of March 31, 2002, and December 31, 2001, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the three months ended March 31, 2002, we had net cash inflows of $7.8 million from our operating activities. During the three months ended March 31, 2001, we had net cash inflows of $3.3 million from our operating activities. This increase in net cash inflows from operating activities at March 31, 2002 is due to the achievement of net income, increased revenues and a reduction in our operating expenses. The net decrease in net cash inflows from investing activities of $43.1 million at March 31, 2001, to $3.1 million at March 31, 2002 was primarily due to the receipt of proceeds in the three months ended March 31, 2001 from investing in money market instruments with an original maturity greater than three months. Network investing activities totaled $4.6 million for the three months ended March 31, 2002 and included capital expenditures principally attributable to building our telecommunications network. Network investing activities totaled $10.4 million for the three months ended March 31, 2001 and included fiber optic capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine. During the three months ended March 31, 2002, we received a recovery of funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001.

     We had working capital of $43.5 million as of March 31, 2002 and $36.0 million as of December 31, 2001. At March 31, 2002, we had total debt, excluding capital lease obligations, of approximately $11.5 million, of which $8.3 million were current maturities. At December 31, 2001, we had total debt, excluding capital lease obligations, of approximately $13.2 million, of which $9.9 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At March 31, 2002 $6.3 million of our short-term debt was at fixed rates. At December 31, 2001 $6.3 million of our short-term debt was at fixed rates. We repaid $1.7 million of debt in the three months ended March 31, 2002, compared to $0.6 million in the three months ended March 31, 2001. Additionally, we received $0.8 million of proceeds from the exercising of employee stock options, compared to none in the three months ended March 31, 2001.

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

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of March 31, 2002 for all these facilities totaled $1.6 million, of which $0.8 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

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

     Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission ("SEC") and especially in the Risk Factor sections therein, including, but not limited to the Company's report on Form 10-K for the year ended December 31, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     None

b) Reports on Form 8-K

    DATE OF REPORT         SUBJECT OF REPORT

    March 1, 2002      The Company became aware that the Kiev City Prosecutor's
                       Office initiated an investigation into the activities of the Company's 69% owned subsidiary in Ukraine, Golden
                       Telecom (Ukraine).

    March 13, 2002     Subsidiaries of the Company entered into an Ownership
                       Interest Purchase Agreement to acquire 50% of the ownership in EDN Sovintel LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GOLDEN TELECOM, INC.
                                    (Registrant)

                                    By: /s/ DAVID STEWART
                                        ----------------------------------------
                                    Name: David Stewart
                                    Title: Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                    By: /s/ MARK BURDEN
                                        ----------------------------------------
                                    Name: Mark Burden
                                    Title: Corporate Controller
                                           (Principal Accounting Officer)

Date: May 2, 2002