Form 10-Q
period 2002-06-30
GOLDEN TELECOM INC
filed 2002-08-13
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 7, 2002 there were 22,803,048 outstanding shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
      PART I.         FINANCIAL INFORMATION

      Item 1(a)       Condensed Consolidated Financial Statements of
                      Golden Telecom, Inc. (unaudited).........................................    3

                      Condensed Consolidated Balance Sheets as of December 31, 2001 and June
                      30, 2002.................................................................    3

                      Condensed Consolidated Statements of Operations for the Three and Six
                      Months Ended June 30, 2001 and 2002......................................    5

                      Condensed Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2001 and 2002.............................................    6

                      Notes to Condensed Consolidated Financial Statements.....................    7

      Item 1(b)       Condensed Financial Statements of EDN Sovintel LLC (unaudited)...........   15

                      Condensed Balance Sheets as of December 31, 2001 and
                      June 30, 2002............................................................   15

                      Condensed Statements of Income and Members' Equity for the Three and
                      Six Months Ended June 30, 2001 and 2002..................................   16

                      Condensed Statements of Cash Flows for the Six Months Ended June 30,
                      2001 and 2002............................................................   17

                      Notes to Condensed Financial Statements..................................   18

      Item 2          Management's Discussion and Analysis of Financial Condition and Results
                      of Operations *..........................................................   20

      PART II.        OTHER INFORMATION

      Item 4          Submission of Matters to a Vote of Security Holders......................   35

      Item 6          Exhibits and Reports on Form 8-K.........................................   35

      Signatures...............................................................................   36

      Certifications...........................................................................   37


     * Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1(a). CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,    JUNE 30,
                                                                               2001           2002
                                                                            -----------   -----------
                                                                             (AUDITED)    (UNAUDITED)
                                 ASSETS
      CURRENT ASSETS
        Cash and cash equivalents .......................................   $    37,404   $    51,679
        Investments available for sale ..................................         8,976         1,998
        Accounts receivable, net ........................................        21,875        24,514
        Prepaid expenses ................................................         6,356         6,275
        Other current assets ............................................        10,124        10,151
                                                                            -----------   -----------

      TOTAL CURRENT ASSETS ..............................................        84,735        94,617

      Property and equipment, net of accumulated depreciation of $49,263 and
         $58,521 at December 31, 2001 and June 30, 2002, respectively....        98,590        98,278

      Investments in and advances to ventures ...........................        45,981        46,447

      Goodwill and intangible assets:
        Goodwill, net of accumulated amortization of $51,213 as of
           December  31, 2001 ...........................................        18,723        17,441
        Intangible assets, net of accumulated amortization
           of $7,614 and $9,941 at December 31, 2001 and
           June 30, 2002, respectively ..................................        38,423        35,962
                                                                            -----------   -----------
             Net goodwill and intangible assets .........................        57,146        53,403

      Restricted cash ...................................................         3,369         1,984
      Other non-current assets ..........................................        10,563         8,215
                                                                            -----------   -----------

      TOTAL ASSETS ......................................................   $   300,384   $   302,944
                                                                            ===========   ===========


            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    2001              2002
                                                                                -------------    -------------
                                                                                  (AUDITED)       (UNAUDITED)
                                LIABILITIES AND SHAREHOLDERS' EQUITY


          CURRENT LIABILITIES
            Accounts payable and accrued expenses ...........................   $      27,327    $      31,505
            Debt maturing within one year ...................................           9,869            1,747
            Current capital lease obligation ................................           1,618            1,694
            Due to affiliates and related parties ...........................             180              180
            Other current liabilities .......................................           9,731            7,376
                                                                                -------------    -------------

          TOTAL CURRENT LIABILITIES .........................................          48,725           42,502

          Long-term debt, less current portion ..............................           3,337            2,612
          Long-term capital lease obligation, less current portion ..........           7,396            6,529
          Other non-current liabilities .....................................          14,115           12,983
                                                                                -------------    -------------

          TOTAL LIABILITIES .................................................          73,573           64,626

          Minority interest .................................................           5,967            4,761

          SHAREHOLDERS' EQUITY

            Preferred stock, $0.01 par value (10,000,000 shares authorized;
               none issued and outstanding at December 31, 2001 and
               June 30, 2002) ...............................................              --               --
            Common stock, $0.01 par value (100,000,000 shares authorized;
                24,790,098 shares issued and 22,517,371 shares outstanding at December 31, 2001 and 25,054,175 shares issued and
                 22,781,448 shares outstanding at June 30, 2002) ............             248              251
            Treasury stock, at cost .........................................         (25,000)         (25,000)
            Additional paid-in capital ......................................         414,407          418,157
            Accumulated deficit .............................................        (168,811)        (159,851)
                                                                                -------------    -------------

          TOTAL SHAREHOLDERS' EQUITY ........................................         220,844          233,557
                                                                                -------------    -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $     300,384    $     302,944
                                                                                =============    =============


            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          ------------------------------    ------------------------------
                                                              2001             2002              2001             2002
                                                          -------------    -------------    -------------    -------------
REVENUE:
  Telecommunication services ..........................   $      30,420    $      36,172    $      59,956    $      70,464
  Revenue from related parties ........................           3,471            3,045            6,255            5,103
                                                          -------------    -------------    -------------    -------------

TOTAL REVENUE .........................................          33,891           39,217           66,211           75,567

OPERATING COSTS AND EXPENSES:
  Access and network services .........................          15,980           17,556           30,666           32,926
  Selling, general and administrative .................          12,799           10,237           25,506           19,924
  Depreciation and amortization .......................          10,380            6,247           20,133           12,250
                                                          -------------    -------------    -------------    -------------

TOTAL OPERATING COSTS AND EXPENSES ....................          39,159           34,040           76,305           65,100
                                                          -------------    -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS .........................          (5,268)           5,177          (10,094)          10,467

OTHER INCOME (EXPENSE):
  Equity in earnings/(losses) of ventures .............           2,159           (1,223)           2,742              487
  Interest income .....................................           1,054              366            2,536              842
  Interest expense ....................................            (640)            (390)          (1,271)            (927)
  Foreign currency losses .............................             (13)            (182)            (308)            (507)
  Minority interest ...................................              (3)            (161)              (3)            (227)
                                                          -------------    -------------    -------------    -------------

TOTAL OTHER INCOME (EXPENSE) ..........................           2,557           (1,590)           3,696             (332)
                                                          -------------    -------------    -------------    -------------
Income (loss) before income taxes .....................          (2,711)           3,587           (6,398)          10,135
Income taxes ..........................................             823              833            1,046            2,149
                                                          -------------    -------------    -------------    -------------

Income (loss) before cumulative effect of
     a change in accounting principle .................          (3,534)           2,754           (7,444)           7,986
Cumulative effect of a change in accounting
     principle, net of tax effect of $0 ...............              --               --               --              974
                                                          -------------    -------------    -------------    -------------

NET INCOME (LOSS) .....................................   $      (3,534)   $       2,754    $      (7,444)   $       8,960
                                                          =============    =============    =============    =============

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle ............   $       (0.14)   $        0.12    $       (0.30)   $        0.36
     Cumulative effect of a change in
          accounting principle ........................              --               --               --             0.04
                                                          -------------    -------------    -------------    -------------
      Net income (loss) per share - basic .............   $       (0.14)   $        0.12    $       (0.30)   $        0.40
                                                          =============    =============    =============    =============
Weighted average common shares - basic ................          24,622           22,653           24,559           22,593
                                                          =============    =============    =============    =============

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle ............   $       (0.14)   $        0.12    $       (0.30)   $        0.35
     Cumulative effect of a change in
          accounting principle ........................              --               --               --             0.04
                                                          -------------    -------------    -------------    -------------
      Net income (loss) per share - diluted ...........   $       (0.14)   $        0.12    $       (0.30)   $        0.39
                                                          =============    =============    =============    =============
Weighted average common shares - diluted ..............          24,622           23,396           24,559           23,062
                                                          =============    =============    =============    =============


            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                              2001             2002
                                                                         -------------    -------------
OPERATING ACTIVITIES
  Net income (loss) ..................................................   $      (7,444)   $       8,960
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
  Operating Activities:
  Depreciation .......................................................           8,501           10,017
  Amortization .......................................................          11,632            2,233
  Equity in earnings of ventures, net of dividends received ..........          (2,742)            (487)
  Foreign currency losses ............................................             308              507
  Cumulative effect of a change in accounting principle ..............              --             (974)
  Other ..............................................................           1,377              432
  Changes in assets and liabilities:
     Accounts receivable .............................................              13           (2,980)
     Accounts payable and accrued expenses ...........................           3,563            4,310
     Other changes in assets and liabilities .........................          (4,642)          (2,628)
                                                                         -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................          10,566           19,390

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets ..........         (16,351)         (10,034)
  Acquisitions, net of cash acquired .................................         (32,348)              --
  Cash received from escrow account ..................................              --            3,000
  Restricted cash ....................................................          (1,348)           1,400
  Proceeds from investments available for sale .......................          54,344            8,978
  Purchases of investments available for sale ........................              --           (2,000)
  Other investing ....................................................          (1,238)             449
                                                                         -------------    -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES ............................           3,059            1,793

FINANCING ACTIVITIES:
  Proceeds from debt .................................................           1,400               --
  Repayments of debt .................................................          (2,055)          (8,847)
  Exercise of stock options ..........................................            (155)           2,128
                                                                         -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES ................................            (810)          (6,719)

Effect of exchange rate changes on cash and cash equivalents .........            (118)            (189)
                                                                         -------------    -------------
Net increase in cash and cash equivalents ............................          12,697           14,275
Cash and cash equivalents at beginning of period .....................          57,889           37,404
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $      70,586    $      51,679
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

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2002 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

Comprehensive income (loss)

     For the three and six months ended June 30, 2001 and 2002, comprehensive income (loss) for the Company is equal to net income (loss).

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No.
142. Other intangible assets continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. The Company has adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

     The Company completed the transitional impairment test for existing goodwill as of January 1, 2002 during the second quarter of 2002. Based on comparison of the carrying amounts of the Company's reporting units with the fair values of the reporting units, the Company determined that no goodwill was impaired as of that date. Fair values of the reporting units were established using the discounted cash flow method.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on the Company's net income for the three and six months ended June 30, 2002 was a $3.0 million and $5.9 million increase, respectively or $0.13 and $0.26 per share of common stock - basic, respectively. The Company also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three and six months ended June 30, 2001 was $3.8 million and $7.4 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2002 was $1.2 million and $2.2 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2002 - $6.1 million, 2003 - $5.5 million, 2004 - $5.4 million, 2005 - $4.2 million, and 2006 - $3.7 million. The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                                   AS OF DECEMBER 31, 2001              AS OF JUNE 30, 2002
                                                               -------------------------------    -------------------------------
                                                                                        (IN THOUSANDS)
                                                                                 ACCUMULATED                        ACCUMULATED
                                                                    COST         AMORTIZATION          COST         AMORTIZATION
                                                               --------------   --------------    --------------   --------------
             Amortized intangible assets:
               Telecommunications service contracts ........   $       33,823   $       (3,691)   $       32,856   $       (4,452)
               Licenses ....................................            2,854             (839)            2,549           (1,040)
               Other intangible assets .....................            9,360           (3,084)           10,498           (4,449)
                                                               --------------   --------------    --------------   --------------
                 Total .....................................   $       46,037   $       (7,614)   $       45,903   $       (9,941)
                                                               ==============   ==============    ==============   ==============

     Other intangible assets, includes software, Internet software and related content, as well as other intangible assets.

     As of December 31, 2001 the Company's goodwill by reportable business segment, after the $1.3 million reclassification discussed above, was as follows: CLEC $15.5 million; and Data & Internet $1.9 million.

     The pro forma impact on net loss and net loss per share for the six months ended June 30, 2001 compared to actual results for the six months ended June 30, 2002 is as follows:

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 2001              2002
                                                                             -------------    -------------
                                                                               (IN THOUSANDS, EXCEPT PER
                                                                                       SHARE DATA)
                  Reported net income (loss) .............................   $      (7,444)   $       8,960
                  Goodwill amortization ..................................           7,409               --
                  Negative goodwill amortization on equity investee ......            (122)              --
                                                                             -------------    -------------
                  Adjusted net income (loss) .............................   $        (157)   $       8,960
                                                                             =============    =============
                Basic net income (loss) per share:
                  Reported net income (loss) .............................   $       (0.30)   $        0.40
                  Goodwill amortization ..................................            0.30               --
                  Negative goodwill amortization on equity investee ......              --               --
                                                                             -------------    -------------
                  Adjusted net income (loss) per share ...................   $          --    $        0.40
                                                                             =============    =============
                Diluted net income (loss) per share:
                  Reported net income (loss) .............................   $       (0.30)   $        0.39
                  Goodwill amortization ..................................            0.30               --
                  Negative goodwill amortization on equity investee ......              --               --
                                                                             -------------    -------------
                  Adjusted net income (loss) per share ...................   $          --    $        0.39
                                                                             =============    =============

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease-back transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement became effective for financial statements issued on or after May 15, 2002. The Company adopted this new standard from May 15, 2002. The adoption of the pronouncement did not have an effect on the Company's results of operations or financial position.

3. NET EARNINGS (LOSS) PER SHARE

     The Company's net loss per share calculation (basic and diluted) at June 30, 2001 is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation at June 30, 2001. Warrants and stock options have been excluded from the net loss per share calculation at June 30, 2001 because their effect would have been antidilutive.

     Basic earnings per share at June 30, 2002 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2002 is computed on the basis of the weighed average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

     The components of basic and diluted earnings per share were as follows:


                                                                                           THREE         SIX MONTHS
                                                                                        MONTHS ENDED       ENDED
                                                                                          JUNE 30,        JUNE 30,
                                                                                            2002            2002
                                                                                        -------------   -------------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                              EARNINGS PER SHARE)
        Income before cumulative effect of a change in accounting principle .........   $       2,754   $       7,986
                                                                                        =============   =============
        Weighted average outstanding of:
          Common stock shares .......................................................          22,653          22,593
        Dilutive effect of:
          Employee stock options ....................................................             743             469
                                                                                        -------------   -------------
        Common stock and common stock equivalents ...................................          23,396          23,062
                                                                                        =============   =============
        Earnings per share before cumulative effect of a change in accounting principle:
          Basic .....................................................................   $        0.12   $        0.36
                                                                                        =============   =============
          Diluted ...................................................................   $        0.12   $        0.35
                                                                                        =============   =============

4. INVESTMENT TRANSACTIONS

     In March 2002, subsidiaries of GTI entered into an Ownership Interest Purchase Agreement with Open Joint Stock Company Rostelecom ("Rostelecom") to acquire the 50% ownership interest in EDN Sovintel LLC ("Sovintel") held by Rostelecom. Upon closure, Rostelecom will receive $56.0 million in cash and debt, and will be issued GTI common stock such that Rostelecom will hold 15% of the outstanding common shares of GTI on the date consideration is placed into escrow. The consummation of the transaction is conditioned upon, among other things, the receipt of all necessary regulatory approvals in the United States and Russia and approval by the Board of Directors of GTI and Rostelecom. Upon consummation of the transaction, GTI will own 100% of Sovintel. The transaction is expected to close in the third quarter of 2002.

5. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2002. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

Other Matters

     Golden Telecom (Ukraine) ("GTU") is involved in a number of commercial disputes with Ukrtelecom. The most significant disputes include alleged incorrect routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. In the second quarter of 2002, GTU resolved several of these issues with Ukrtelecom. If the remaining disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of the Company. It is not currently possible to predict the outcome of the remaining disputes with Ukrtelecom. The risks of an adverse impact are assessed as possible but not quantifiable.

     On March 1, 2002, the Company became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of the Company's management in GTU. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against management due to the absence of grounds on which to prosecute.

6. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Competitive Local Exchange Carrier ("CLEC") Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; (2) Long Distance Services using our fiber optic and satellite-based network throughout the CIS; (3) Data and Internet Services using our fiber optic and satellite-based network; and (4) Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended June 30, 2001 and 2002. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit. Revenue for the three and six months ended June 30, 2001 has been revised to eliminate intra-segment transactions, the effect of which is not significant.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

                                             DATA &                                                     BUSINESS
                                            INTERNET          LONG          MOBILE       CORPORATE &     SEGMENT     CONSOLIDATED
                                  CLEC      SERVICES        DISTANCE       SERVICES     ELIMINATIONS      TOTAL        RESULTS
                               ---------   -----------    -----------    -----------    ------------   -----------   ------------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED  JUNE 30, 2001

Revenue ....................   $  37,044   $    14,841    $     5,217    $     3,660    $    (1,934)   $    58,828   $    33,891
Operating income (loss) ....      11,598        (2,127)          (887)          (222)        (6,222)         2,140        (5,268)
Identifiable assets ........     145,790        97,662         27,163         23,509        150,676        444,800       345,052
Capital expenditures .......       3,948         3,462            649            469             94          8,622         5,975


                             ADJUSTMENTS TO RECONCILE
                                BUSINESS SEGMENT TO
                                CONSOLIDATED RESULTS
                             --------------------------
                               EQUITY
                               METHOD        AFFILIATE
                              VENTURES      ADJUSTMENTS
                             ----------     -----------
                                  (IN THOUSANDS)
THREE MONTHS ENDED  JUNE 30, 2001

Revenue .................... $ (29,359)     $    4,422
Operating income (loss) ....    (7,507)             99
Identifiable assets ........   (99,748)             --
Capital expenditures .......    (2,647)             --


                                               DATA &                                                    BUSINESS
                                              INTERNET        LONG          MOBILE       CORPORATE &      SEGMENT     CONSOLIDATED
                                  CLEC        SERVICES       DISTANCE      SERVICES     ELIMINATIONS       TOTAL        RESULTS
                               -----------   -----------   -----------    -----------   ------------    -----------   ------------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED  JUNE 30, 2002
Revenue ....................   $    42,745   $    19,959   $     4,747    $     3,292   $      (658)   $    70,085   $    39,217
Operating income(loss) .....        12,586         3,169        (1,320)           954        (1,353)        14,036         5,177
Identifiable assets ........       193,541       101,264        28,054          9,176        93,397        425,432       302,944
Capital expenditures .......         9,743         2,279         1,244             53            37         13,356         5,400


                                    ADJUSTMENTS TO RECONCILE
                                     BUSINESS SEGMENT TO
                                     CONSOLIDATED RESULTS
                                 ---------------------------
                                   EQUITY
                                   METHOD        AFFILIATE
                                  VENTURES      ADJUSTMENTS
                               -------------  --------------
                                      (IN THOUSANDS)
THREE MONTHS ENDED  JUNE 30, 2002

Revenue ....................   $   (36,554)   $     5,686
Operating income(loss) .....        (8,859)            --
Identifiable assets ........      (122,488)            --
Capital expenditures .......        (7,956)            --


                                               DATA &                                                    BUSINESS
                                              INTERNET        LONG          MOBILE      CORPORATE &       SEGMENT    CONSOLIDATED
                                  CLEC        SERVICES      DISTANCE       SERVICES     ELIMINATIONS       TOTAL        RESULTS
                              -----------   -----------    -----------    -----------   ------------    -----------  ------------
                                                                         (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2001
Revenue ...................   $    70,375   $    28,845    $     9,614    $     7,190    $    (3,648)   $   112,376   $    66,211
Operating income (loss) ...        20,550        (3,331)        (1,946)          (771)       (12,071)         2,431       (10,094)
Identifiable assets .......       145,790        97,662         27,163         23,509        150,676        444,800       345,052
Capital expenditures ......        10,531        10,481          1,465            902            119         23,498        16,351

                               ADJUSTMENTS TO RECONCILE
                                 BUSINESS SEGMENT TO
                                 CONSOLIDATED RESULTS
                             --------------------------
                               EQUITY
                               METHOD        AFFILIATE
                              VENTURES      ADJUSTMENTS
                             -----------    -----------
                                   (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2001

Revenue ...................  $   (55,965)   $     9,800
Operating income (loss) ...      (12,611)            86
Identifiable assets .......      (99,748)            --
Capital expenditures ......       (7,147)            --


                                            DATA &                                                    BUSINESS
                                           INTERNET         LONG          MOBILE     CORPORATE &       SEGMENT     CONSOLIDATED
                                CLEC       SERVICES       DISTANCE       SERVICES    ELIMINATIONS       TOTAL        RESULTS
                            -----------   -----------   -----------    -----------   ------------    -----------   -----------
                                                                          (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2002
Revenue ..................  $    83,319   $    38,202   $     9,245    $     6,551   $    (1,668)   $   135,649   $    75,567
Operating income (loss) ..       24,930         6,975        (2,231)         1,533        (3,342)        27,865        10,467
Identifiable assets ......      193,541       101,264        28,054          9,176        93,397        425,432       302,944
Capital expenditures .....       16,368         4,489         2,251            102            44         23,254        10,034

                             ADJUSTMENTS TO RECONCILE
                                BUSINESS SEGMENT TO
                                CONSOLIDATED RESULTS
                            --------------------------
                               EQUITY
                               METHOD       AFFILIATE
                              VENTURES     ADJUSTMENTS
                            -----------    -----------
                                  (IN THOUSANDS)
SIX MONTHS ENDED  JUNE 30, 2002
Revenue ..................  $  (69,996)    $     9,914
Operating income (loss) ..     (17,398)             --
Identifiable assets ......    (122,488)             --
Capital expenditures .....     (13,220)             --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

     Revenues are based on the location of the operating company providing the service.

     The following tables present financial information segmented by the Company's geographic regions for the three and six months ended June 30, 2001 and 2002.

                                                                                CORPORATE,
                                                                                  OTHER
                                                                                COUNTRIES
                                                                                   AND           CONSOLIDATED
                                               RUSSIA           UKRAINE        ELIMINATIONS         RESULTS
                                             ------------     ------------     ------------      ------------
THREE MONTHS ENDED JUNE 30, 2001
  Revenue ..............................     $     24,360     $      9,773     $       (242)     $     33,891
  Long-lived assets ....................          197,020           39,755            1,195           237,970


                                                                                CORPORATE,
                                                                                  OTHER
                                                                                COUNTRIES
                                                                                   AND           CONSOLIDATED
                                               RUSSIA           UKRAINE        ELIMINATIONS         RESULTS
                                             ------------     ------------     ------------      ------------
THREE MONTHS ENDED JUNE 30, 2002
  Revenue ..............................     $     31,075     $      8,692     $       (550)     $     39,217
  Long-lived assets ....................          174,629           24,077            1,117           199,823


                                                                                CORPORATE,
                                                                                  OTHER
                                                                                COUNTRIES
                                                                                   AND           CONSOLIDATED
                                               RUSSIA           UKRAINE        ELIMINATIONS         RESULTS
                                             ------------     ------------     ------------      ------------
SIX MONTHS ENDED JUNE 30, 2001
  Revenue ..............................     $     47,803     $     19,111     $       (703)     $     66,211
  Long-lived assets ....................          197,020           39,755            1,195           237,970


                                                                                CORPORATE,
                                                                                  OTHER
                                                                                COUNTRIES
                                                                                   AND           CONSOLIDATED
                                               RUSSIA           UKRAINE        ELIMINATIONS         RESULTS
                                             ------------     ------------     ------------      ------------
SIX MONTHS ENDED JUNE 30, 2002
  Revenue ..............................     $     59,005     $     16,922     $       (360)     $     75,567
  Long-lived assets ....................          174,629           24,077            1,117           199,823


7. EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the three and six months ended June 30, 2001 and 2002.

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             -------------------------     -------------------------
                                                2001           2002           2001           2002
                                             ----------     ----------     ----------     ----------
                                                                  (IN THOUSANDS)

Revenues ...............................     $   28,403     $   35,325     $   53,755     $   67,680
Gross Margin ...........................         12,897         15,581         23,464         30,102
Income from operations .................          7,208          8,564         11,858         16,796
Net income .............................          4,777          5,963          8,408         11,964

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    The Company's equity investee, MCT Corp. ("MCT"), is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the note foreclosed on the collateral related to the note and subsequently sold the collateral to a third-party, resulting in a substantial loss to MCT. The Company recognized the corresponding amount of the Company's equity in MCT's losses during the second quarter of 2002, not exceeding the carrying value of the Company's investment in MCT. Total equity in losses recognized by the Company related to its MCT investment were $4.1 million and $5.2 million during the three and six months ended June 30, 2002, respectively. The Company has no further commitments to provide financial support to MCT.

8. SHAREHOLDERS' EQUITY

    The Company's outstanding shares of common stock increased by 198,578 shares and 264,077 shares in the three and six months ended June 30, 2002, respectively, issued in connection with the exercise of employee stock options.

ITEM 1(b). CONDENSED FINANCIAL STATEMENTS OF EDN SOVINTEL LLC.

                                EDN SOVINTEL LLC

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,       JUNE 30,
                                                                            2001             2002
                                                                        ------------     ------------
                                                                          (AUDITED)       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash ............................................................     $     16,793     $     18,077
  Accounts receivable, net of allowance for doubtful accounts
      of $4,951 and $4,587, respectively ..........................           14,518           18,765
  Due from affiliated companies ...................................            1,912            1,925
  Due from employees ..............................................              721              686
  Inventories .....................................................            7,519            5,400
  Inventory consigned to others ...................................            1,063               --
  VAT receivable, net .............................................              207              253
  Prepaid expenses and other current assets .......................            2,586            2,424
                                                                        ------------     ------------

TOTAL CURRENT ASSETS ..............................................           45,319           47,530

Property and equipment, net .......................................           60,125           66,228
Intangible assets, net ............................................               --            1,745
Other noncurrent assets ...........................................            3,069            3,056
                                                                        ------------     ------------

TOTAL ASSETS ......................................................     $    108,513     $    118,559
                                                                        ============     ============

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Trade payables ..................................................     $     12,058     $     15,659
  Accrued expenses ................................................            4,926            3,675
  Due to affiliated companies .....................................            3,048            2,706
  Deferred income taxes ...........................................            1,861            1,090
                                                                        ------------     ------------

TOTAL CURRENT LIABILITIES .........................................           21,893           23,130

  Other noncurrent liabilities ....................................            3,172            4,017
                                                                        ------------     ------------

TOTAL LIABILITIES .................................................           25,065           27,147

MEMBERS' EQUITY ...................................................           83,448           91,412
                                                                        ------------     ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY .............................     $    108,513     $    118,559
                                                                        ============     ============


                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

               CONDENSED STATEMENTS OF INCOME AND MEMBERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2001              2002              2001              2002
                                               ------------      ------------      ------------      ------------

REVENUE:
  Telecommunication services .............     $     26,698      $     33,640      $     50,199      $     64,617
  Revenue from affiliates ................            1,705             1,685             3,556             3,063
                                               ------------      ------------      ------------      ------------

TOTAL REVENUE ............................           28,403            35,325            53,755            67,680

OPERATING COSTS AND EXPENSES:
  Service costs ..........................           15,506            19,744            30,291            37,578
  Selling, general and administrative ....            3,544             4,355             6,812             8,123
  Depreciation and amortization ..........            2,145             2,662             4,794             5,183
                                               ------------      ------------      ------------      ------------

TOTAL OPERATING COSTS AND EXPENSES .......           21,195            26,761            41,897            50,884
                                               ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS ...................            7,208             8,564            11,858            16,796

OTHER INCOME (EXPENSE):
  Interest income ........................               64               188               118               323
  Interest expense .......................               (5)               --                (9)               --
  Foreign currency losses ................             (290)             (395)             (117)             (535)
                                               ------------      ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE) .............             (231)             (207)               (8)             (212)
                                               ------------      ------------      ------------      ------------

Income before income taxes ...............            6,977             8,357            11,850            16,584
Income taxes .............................            2,200             2,394             3,442             4,620
                                               ------------      ------------      ------------      ------------

NET INCOME ...............................     $      4,777      $      5,963      $      8,408      $     11,964
                                               ============      ============      ============      ============

Dividends ................................     $     (4,000)     $         --      $     (4,000)     $     (4,000)
Members' equity, opening balance .........           68,868            85,449            65,237            83,448
                                               ------------      ------------      ------------      ------------

Members' equity, closing balance .........     $     69,645      $     91,412      $     69,645      $     91,412
                                               ============      ============      ============      ============

                  See notes to condensed financial statements.

                                EDN SOVINTEL LLC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------
                                                                                2001              2002
                                                                            ------------      ------------
OPERATING ACTIVITIES
 Net income ...........................................................     $      8,408      $     11,964
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ......................................            4,794             5,183
   Provision for doubtful accounts ....................................              624                --
   Deferred income taxes ..............................................            1,235              (771)
   Foreign currency losses ............................................              117               535
 Changes in operating assets and liabilities:
   Accounts receivable ................................................           (3,246)           (4,242)
   Inventories ........................................................           (1,181)            3,234
   VAT receivable, net ................................................            2,091              (155)
   Prepaid expenses and other assets ..................................           (1,972)               60
   Trade payables .....................................................            1,354             3,037
   Accrued liabilities and other payables .............................            3,201              (256)
   Increase (decrease) in amounts due to affiliated companies, net ....            1,431              (271)
                                                                            ------------      ------------


 NET CASH PROVIDED BY OPERATING ACTIVITIES ............................           16,856            18,318

 INVESTING ACTIVITIES Purchases of property and
  equipment and intangible assets .....................................           (6,778)          (12,851)
                                                                            ------------      ------------

 FINANCING ACTIVITIES Payment of dividends ............................               --            (4,000)
                                                                            ------------      ------------

 Effect of exchange rate changes on cash ..............................              (95)             (183)
                                                                            ------------      ------------
 Net increase in cash .................................................            9,983             1,284
 Cash at beginning of period ..........................................            4,013            16,793
                                                                            ------------      ------------

 CASH AT END OF PERIOD ................................................     $     13,996      $     18,077
                                                                            ============      ============

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

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2001 audited financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2002 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

Comprehensive income

    For the three and six months ended June 30, 2001 and 2002, comprehensive income for the Company is equal to net income.

New Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard's ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets, principally representing telecommunications service contracts, will continue to be amortized over their useful lives. Amortization expense for the succeeding five years is expected to be as follows:
2002 - $0.2 million, 2003 - $0.2 million, 2004 - $0.2 million, 2005 - $0.2 million, and 2006 - $0.2 million. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. The adoption of the new statements did not have an effect on the Company's results of operations or financial position.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease-back transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement became effective for financial statements issued on or after May 15, 2002. The Company adopted this new standard from May 15, 2002. The adoption of the pronouncement did not have an effect on the Company's results of operations of financial position.

3. CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with Russian taxation, including income tax and value added tax, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2002. It is the opinion of management that the ultimate resolution of the Company's Russian tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with Russian taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

4. OTHER TRANSACTIONS

    In March 2002, the Company's 50% owners, subsidiaries of GTI and Rostelecom entered into an Ownership Interest Purchase Agreement for GTI to acquire the 50% ownership interest in the Company held by Rostelecom. Upon closure, Rostelecom will receive $56.0 million cash and debt, and will be issued GTI common stock such that Rostelecom will hold 15% of the outstanding common shares of GTI on the date consideration is placed in escrow. The consummation of the transaction is conditioned upon, among other things, the receipt of all necessary regulatory approvals in the United States and Russia and approval of the Board of Directors of GTI and Rostelecom. Upon consummation of the transaction, GTI will own 100% of the Company. The transaction is expected to close in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and six month periods ended June 30, 2002 and June 30, 2001. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

o Data and Internet Services. Using our fiber optic and satellite-based networks, including approximately 148 points of presence in Russia, Ukraine and other countries of the CIS, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing and (b) Business to Consumer services, such as dial-up Internet access and web content and a family of Internet portals;

o Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

o Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide long distance services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

    Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

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

    Since early 2000, we have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In 2001 our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001 and 2002. We expect that this trend of year over year increases will continue as long as the Russian economy continues to develop at its current pace.

    Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking, where possible, further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. In general over time, we expect settlement and interconnection rates to continue to decline broadly in line with tariffs.

    In order to handle additional traffic volumes, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to mitigate declines in traffic margins, reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. As part of this strategy, we have acquired the rights to use up to STM-16 fiber optic capacity on a Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route, the final increase in capacity from STM-4 to STM-16 taking place in the first quarter of 2001. In September 2001, we acquired rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy. We expect to continue to add additional transmission capacity, which due to its fixed cost nature can initially depress margins, but will ultimately allow us to improve or maintain our margins.

    During 2001, our mobile operations in Ukraine were under strong competitive pressure and average revenue per subscriber declined. In the fourth quarter of 2001 we reassessed our plans for this business and as a result we recorded an impairment charge of $10.4 million. In line with our expectations revenues have generally continued to decline, although, at the same time, we have commenced the implementation of a cost reduction program. We currently are working towards refocusing our mobile operations as an additional service offered by business services operations to corporate clients. Further significant declines are not expected through the end of 2002.

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

    Golden Telecom (Ukraine) ("GTU") is involved in a number of other commercial disputes with Ukrtelecom. The most significant disputes include alleged incorrect routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. In the second quarter of 2002, GTU resolved several of these issues with Ukrtelecom. If other disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of GTU. The risks of an adverse impact are assessed as possible but not quantifiable.

    We reassessed and suspended our incoming international traffic off-network termination activities, pending the resolution of certain regulatory issues and as a result we experienced a reduction of approximately $1.6 million and $3.2 million in revenue three and six months ended June 30, 2002, respectively. On March 1, 2002 we became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of our partners in GTU. Although all the facts concerning the allegations are not known to us at this time, the investigation appears to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against GTU due to the absence of grounds on which to prosecute. This is a positive development however there is no guarantee that this investigation will not be re-opened in the future. Although the suspended traffic was not reestablished in the second quarter, we expect that the suspended traffic will be partially reestablished during 2002.

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

    We have seen a significant year over year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001 we completed the purchase of a leading Russian Internet Service Provider ("ISP"), Cityline, together with ISP Uralrelcom and infrastructure company PTK, and together, these entities allow us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are intended to support incremental CLEC Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our data and Internet Services division.

    We have continued our process of integrating our acquisitions, improving operational efficiency and cost containment, which is intended to improve our operating performance. We expect to incur further costs associated with overall restructuring of our operations in 2002.

    Our equity investee, MCT, is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the loan note foreclosed on the collateral related to the note and subsequently sold it to a third-party, resulting in a substantial loss to MCT. We recognized the corresponding amount of our equity in MCT's losses during the second quarter of 2002, not exceeding the carrying value of our investment in MCT. Total equity in losses recognized by us related to our MCT investment were $4.1 million and $5.2 million during the three and six months ended June 30, 2002, respectively. We have no further commitments to provide financial support to MCT.

     In November 2001, we announced that we had signed a Memorandum of Understanding with Open Joint Stock Company Rostelecom ("Rostelecom"), to acquire Rostelecom's 50% holding in EDN Sovintel LLC ("Sovintel"). On March 13, 2002 we executed an Ownership Interest Purchase Agreement finalizing the terms of the acquisition. The closure of the transaction is dependent upon the performance or fulfillment of a number of conditions-precedent, including the receipt of necessary regulatory approvals from currency control and anti-trust agencies in Russia and the United States of America. We expect the transaction to close during the third quarter of 2002. The consolidation of Sovintel into our Consolidated Financial Statements will have a significant impact on our results of operations and our financial position. Revenue will increase, subject to intercompany eliminations, and net income is expected to increase, but partially offset by a reduction in equity in earnings of ventures. Amortization expense will increase subject to the amount of intangible assets identified as part of the purchase price accounting.


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

    Long-lived asset recovery policies; this policy is in relation to long-lived assets, consisting primarily of property and equipment and intangibles, which comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. We will test goodwill for impairment, annually, and whenever indicated, following the adoption of SFAS No. 142 on January 1, 2002. Estimates and assumptions used in both setting useful lives and testing for recoverability of our long-lived assets require the exercise of management's judgment and estimation based on certain assumptions concerning the expected life of any asset.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No.
142. Other intangible assets continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. We adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

    We completed the transitional impairment test for existing goodwill as of January 1, 2002 during the second quarter of 2002. Based on comparison of the carrying amounts of our reporting units with their fair values, it was determined that no goodwill was impaired as of that date. Fair values of the reporting units were established using the discounted cash flow method.

    Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on our net income for the three and six months ended June 30, 2002 was a $3.0 million and $5.9 million increase, respectively or $0.13 and $0.26, respectively per share of common stock - basic. We also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three and six months ended June 30, 2001 was $3.8 million and $7.4 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2002 was $1.2 million and $2.2 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2002 - $6.1 million, 2003 - $5.5 million, 2004 - $5.4 million, 2005 - $4.2 million, and 2006
- $3.7 million.

    The pro forma impact on net loss and net loss per share for the six months ended June 30, 2001 compared to actual results for the six months ended June 30, 2002 is as follows:


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                             ------------------------------
                                                                 2001              2002
                                                             ------------      ------------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                        SHARE DATA)

  Reported net income (loss) ...........................     $     (7,444)     $      8,960
  Goodwill amortization ................................            7,409                --
  Negative goodwill amortization on equity investee ....             (122)               --
                                                             ------------      ------------
  Adjusted net income (loss) ...........................     $       (157)     $      8,960
                                                             ============      ============

Basic net income (loss) per share:
  Reported net income (loss) ...........................     $      (0.30)     $       0.40
  Goodwill amortization ................................             0.30                --
  Negative goodwill amortization on equity investee ....               --                --
                                                             ------------      ------------
  Adjusted net income (loss) per share .................     $         --      $       0.40
                                                             ============      ============

Diluted net income (loss) per share:
  Reported net income (loss) ...........................     $      (0.30)     $       0.39
  Goodwill amortization ................................             0.30                --
  Negative goodwill amortization on equity investee ....               --                --
                                                             ------------      ------------
  Adjusted net income (loss) per share .................     $         --      $       0.39
                                                             ============      ============


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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease-back transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement became effective for financial statements issued on or after May 15, 2002. We adopted this new standard from May 15, 2002. The adoption of the pronouncement did not have an effect on our results of operations of financial position.


RESULTS OF OPERATIONS

    GTI was formed in June 1999 and is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 6 "Segment Information - Line of Business Data" to our condensed consolidated financial statements.

    In addition, we have included a discussion of Sovintel, our primary non-consolidated operation, which entity is material to our business. We believe that this discussion is helpful to develop an understanding of the factors contributing to our overall financial condition and results of operations.

    Certain revenue and cost of revenue information presented for the three and six months ended June 30, 2001 has been revised to eliminate intra-line of business transactions, the effect of which is not significant.

    The discussion of our results of operations is organized as follows:

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    o Consolidated Results. Results of Operations for the Three Months Ended June 30, 2002 compared to the Results of Operations for the Three Months Ended June 30, 2001

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 2002 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Three Months Ended June 30, 2001



SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    o Consolidated Results. Results of Operations for the Six Months Ended June 30, 2002 compared to the Results of Operations for the Six Months Ended June 30, 2001

    o Non-Consolidated Results. Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 2002 compared to the Results of Non-Consolidated Operations of EDN Sovintel LLC for the Six Months Ended June 30, 2001


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001


REVENUE

    Our revenue increased by 16% to $39.2 million for the three months ended June 30, 2002 from $33.9 million for the three months ended June 30, 2001. The breakdown of revenue by business group was as follows:

                                             CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                             FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2001      ENDED JUNE 30, 2002
                                             --------------------      --------------------
                                                             (IN MILLIONS)
REVENUE
  CLEC services ...................                 $11.3                     $11.4
  Data and Internet services ......                  14.3                      20.0
  Long distance services ..........                   4.7                       4.6
  Mobile services .................                   3.7                       3.3
  Eliminations ....................                  (0.1)                     (0.1)
                                                    -----                     -----
TOTAL REVENUE .....................                 $33.9                     $39.2

    CLEC Services. Revenue from CLEC Services increased by 1% to $11.4 million for the three months ended June 30, 2002 from $11.3 million for the three months ended June 30, 2001.

    The CLEC Services division of TeleRoss revenue increased by 7% to $7.5 million for the three months ended June 30, 2002 from $7.0 million for the three months ended June 30, 2001. This is mainly due to increases in monthly recurring revenue partly due to increased numbering capacity in service, offset by a decrease in traffic revenue, largely as a result of pricing concessions on local traffic made to its largest customer.

    The CLEC Services division of Golden Telecom BTS revenue decreased by 28% to $3.1 million for the three months ended June 30, 2002 from $4.3 million for the three months ended June 30, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001, partly offset by increases in outgoing traffic and certain non-recurring revenues.

    For Agentstvo Delovoi Svyazi ("ADS"), acquired in September 2001, revenue was $0.8 million for the three months ended June 30, 2002.

    Data and Internet Services. Revenue from Data and Internet Services increased by 40% to $20.0 million for the three months ended June 30, 2002 from $14.3 million for the three months ended June 30, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Internet revenues were increased by the acquisition of Cityline and Uralrelcom on June 1, 2001, however, Cityline's subscribers are in the process of being absorbed into our TeleRoss operations so we are not able to identify the incremental impact of this acquisition on the three months ended June 30, 2002. Uralrelcom's revenue was $0.6 million for three months ended June 30, 2002.

    Long Distance Services. Revenue from Long Distance Services decreased by 2% to $4.6 million for the three months ended June 30, 2002 from $4.7 million for the three months ended June 30, 2001. Non-recurring revenues declined in the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This decline was partly offset by increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow.

    Mobile Services. Revenue from Mobile Services decreased by 11% to $3.3 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001. Active subscribers declined approximately 11% at Golden Telecom GSM and the average revenue per active subscriber has declined by 2% to approximately $29.52 per month.


EXPENSES

    The following table shows our principal expenses for the three months ended June 30, 2002 and June 30, 2001:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                             FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2001      ENDED JUNE 30, 2002
                                             ---------------------    ---------------------
                                                            (IN MILLIONS)
COST OF REVENUE
  CLEC services ..........................          $ 4.5                     $ 4.6
  Data and Internet services .............            7.7                       8.8
  Long distance services .................            3.0                       3.6
  Mobile services ........................            0.9                       0.7
  Eliminations ...........................           (0.1)                     (0.1)
                                                    -----                     -----
TOTAL COST OF REVENUE ....................           16.0                      17.6
Selling, general and administrative.......           12.8                      10.2
Depreciation and amortization ............           10.4                       6.3
Equity in losses (earnings) of ventures ..           (2.2)                      1.2
Interest income ..........................           (1.0)                     (0.3)
Interest expense .........................            0.7                       0.3
Foreign currency loss ....................             --                       0.2
Provision for income taxes ...............          $ 0.8                     $ 0.8

Cost of Revenue

    Our cost of revenue increased by 10% to $17.6 million for the three months ended June 30, 2002 from $16.0 million for the three months ended June 30, 2001.

    CLEC Services. Cost of revenue from CLEC Services increased by 2% to $4.6 million, or 40% of revenue, for the three months ended June 30, 2002 from $4.5 million, or 40% of revenue, for the three months ended June 30, 2001.

    The CLEC Services division of TeleRoss' cost of revenue increased by 33% to $2.8 million, or 37% of revenue, for the three months ended June 30, 2002 from $2.1 million, or 30% of revenue, for the three months ended June 30, 2001. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 42% to $1.4 million, or 45% of revenue, for the three months ended June 30, 2002 from $2.4 million, or 56% of revenue, for the three months ended June 30, 2001. Cost of revenue decreased as a percentage of revenue due to suspension of certain lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 14% to $8.8 million, or 44% of revenue, for the three months ended June 30, 2002 from $7.7 million, or 54% of revenue, for the three months ended June 30, 2001. Increases in higher margin corporate data and Internet revenues have more than offset increases in lower margin dial-up Internet revenues.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 20% to $3.6 million, or 78% of revenue, for the three months ended June 30, 2002 from $3.0 million, or 64% of revenue, for the three months ended June 30, 2001. The increase in cost of revenue as a percentage of revenue is partly due to the reduction in non-recurring revenues as part of the mix and higher settlement costs to other operators.

    Mobile Services. Cost of revenue from Mobile Services decreased by 22% to $0.7 million, or 21% of revenue, for the three months ended June 30, 2002 from $0.9 million, or 24% of revenue, for the three months ended June 30, 2001. The cost of revenue was slightly improved as a percentage of revenue, despite the reduced revenue, mainly as a result of cost controls.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 20% to $10.2 million, or 26% of revenue, for the three months ended June 30, 2002 from $12.8 million, or 38% of revenue, for the three months ended June 30, 2001. This was mainly due to reductions in advertising and employee related costs.

Depreciation and Amortization

    Our depreciation and amortization expenses decreased by 39% to $6.3 million for the three months ended June 30, 2002 from $10.4 million for the three months ended June 30, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 which has an impact of a reduction of approximately $3.0 million on the amortization expense in the quarter and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduces the level of depreciation and amortization recorded for the three months ended June 30, 2002 by $1.8 million. These reductions were, in part, offset by the continuing capital expenditures of the consolidated entities.

Equity in Earnings/Losses of Ventures

    The losses after interest and tax charges from our investments in non-consolidated ventures were $1.2 million for the three months ended June 30, 2002 down from earnings of $2.2 million for the three months ended June 30, 2001. We recognized earnings at Sovintel of $3.0 million for the three months ended June 30, 2002, which were more than offset by our recognized losses in MCT of $4.1 million. In the three months ended June 30, 2001, our recognized earnings at Sovintel were $2.4 million which more than offset our recognized losses in MCT.

Interest Income

    Our interest income was $0.3 million for the three months ended June 30, 2002 down from $1.0 million for the three months ended June 30, 2001. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure together with lower interest rates.

Interest Expense

    Our interest expense was $0.3 million for the three months ended June 30, 2002 compared to $0.7 million for the three months ended June 30, 2001. The lower interest expense reflects the lower level of debt. Debt, excluding capital leases obligations, at June 30, 2002 was $4.4 million compared to $19.1 million at June 30, 2001.

Foreign Currency Loss

    Our foreign currency loss was $0.2 million for the three months ended June 30, 2002, compared to a negligible amount for the three months ended June 30, 2001. This increase in foreign currency loss in part reflects the steady devaluation of the ruble for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001.

Provision for Income Taxes

    Our charge for income taxes was $0.8 million for the three months ended June 30, 2002, level with the $0.8 million for the three months ended June 30, 2001. Though taxable profit of our Russian operations has increased, we realized benefits from lower income tax rates and loss carryforward deduction during the three months ended June 30, 2002 compared to the three months ended June 30, 2001.


Net Income (Loss) and Net Income (Loss) per Share

    Our net income for the three months ended June 30, 2002 was $2.8 million, compared to $3.5 million net loss for the three months ended June 30, 2001.

    Our net income per share of common stock was $0.12 for the three months ended June 30, 2002, compared to a net loss per share of common stock of $0.14 for the three months ended June 30, 2001. The increase in net income per share of common stock was due to the increase in net income and a decrease in the number of weighted average shares to 22,652,912 at June 30, 2002, compared to 24,621,958 at June 30, 2001.

    Our net income per share of common stock assuming dilution increased to $0.12 for the three months ended June 30, 2002, compared to a net loss per common share of $0.14 in the three months ended June 30, 2001. The increase in net income per share of common stock assuming dilution was due to the increase in net income and a decrease in the number of weighted average shares to 23,395,879 in the three months ended June 30, 2002, compared to 24,621,958 in the three months ended June 30, 2001.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.


SOVINTEL

Revenue

    Sovintel's revenue increased by 24% to $35.3 million for the three months ended June 30, 2002 from $28.4 million, for the three months ended June 30, 2001. Increases in recurring, equipment and incoming traffic revenues were partly offset by a decline in outgoing traffic revenues.

Cost of Revenue

    Sovintel's cost of revenue increased by 28% to $19.8 million for the three months ended June 30, 2002 from $15.5 million for the three months ended June 30, 2001. The slight increase of cost of revenue to 56% of revenue from 55% of revenue was primarily the result of increases in lower margin equipment sales in the revenue mix.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses increased by 23% to $4.3 million, or 12% of revenue, for the three months ended June 30, 2002 from $3.5 million, or 12% of revenue for the three months ended June 30, 2001. The increase was largely due to increased employee related and advertising costs required to support the increased revenue.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001


REVENUE

    Our revenue increased by 14% to $75.6 million for the six months ended June 30, 2002 from $66.2 million for the six months ended June 30, 2001. The breakdown of revenue by business group was as follows:

                                             CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                              FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2001      ENDED JUNE 30, 2002
                                             ---------------------     --------------------
                                                             (IN MILLIONS)
REVENUE
  CLEC services ........................             $22.1                     $22.1
  Data and Internet services ...........              28.1                      38.2
  Long distance services ...............               9.3                       8.9
  Mobile services ......................               7.2                       6.6
  Eliminations .........................              (0.5)                     (0.2)
                                                     -----                     -----
TOTAL REVENUE ..........................             $66.2                     $75.6

    CLEC Services. Revenue from CLEC Services remained unchanged at $22.1 million for the six months ended June 30, 2002 and for the six months ended June 30, 2001.

    The CLEC Services division of TeleRoss revenue increased by 7% to $14.6 million for the six months ended June 30, 2002 from $13.6 million for the six months ended June 30, 2001. This is mainly due to increases in monthly recurring revenue partly due to increased numbering capacity in service, offset by a decrease in traffic revenue, largely as a result of pricing concessions on local traffic made to its largest customer.

    The CLEC Services division of Golden Telecom BTS revenue decreased by 31% to $5.9 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001, partly offset by increases in outgoing traffic and certain non-recurring revenues.

    For Agentstvo Delovoi Svyazi ("ADS"), acquired in September 2001, revenue was $1.6 million for the six months ended June 30, 2002.

    Data and Internet Services. Revenue from Data and Internet Services increased by 36% to $38.2 million for the six months ended June 30, 2002 from $28.1 million for the six months ended June 30, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in private line channel revenue, increases in Internet traffic and other Internet related revenues. Internet revenues were increased by the acquisition of Cityline and Uralrelcom on June 1, 2001, however, Cityline's subscribers are in the process of being absorbed into our TeleRoss operations so we are not able to identify the incremental impact of this acquisition on the six months ended June 30, 2002. Uralrelcom's revenue was $1.1 million for the six months ended June 30, 2002.

    Long Distance Services. Revenue from Long Distance Services decreased by 4% to $8.9 million for the six months ended June 30, 2002 from $9.3 million for the six months ended June 30, 2001. Equipment revenues declined in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a large contract that was installed in the first quarter of 2001. This decline was partly offset by increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow.

    Mobile Services. Revenue from Mobile Services decreased by 8% to $6.6 million for the six months ended June 30, 2002 from $7.2 million for the six months ended June 30, 2001. Active subscribers declined approximately 11% at Golden Telecom GSM and the average revenue per active subscriber has declined by 2% to approximately $29.52 per month.

EXPENSES

    The following table shows our principal expenses for the six months ended June 30, 2002 and June 30, 2001:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                              FOR THE SIX MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2001      ENDED JUNE 30, 2002
                                             ---------------------    ---------------------
                                                             (IN MILLIONS)
COST OF REVENUE
  CLEC services ..........................           $ 8.7                    $ 8.3
  Data and Internet services .............            13.8                     16.6
  Long distance services .................             6.8                      6.8
  Mobile services ........................             1.9                      1.5
  Eliminations ...........................            (0.5)                    (0.2)
                                                     -----                    -----
TOTAL COST OF REVENUE ....................            30.7                     33.0
Selling, general and administrative ......            25.5                     19.9
Depreciation and amortization ............            20.1                     12.3
Equity in losses (earnings) of ventures ..            (2.7)                    (0.5)
Interest income ..........................            (2.5)                    (0.8)
Interest expense .........................             1.3                      0.9
Foreign currency loss ....................             0.3                      0.5
Provision for income taxes ...............             1.0                      2.1
Cumulative effect of a change in
  accounting principle ...................              --                      1.0

Cost of Revenue

    Our cost of revenue increased by 7% to $33.0 million for the six months ended June 30, 2002 from $30.7 million for the six months ended June 30, 2001.

    CLEC Services. Cost of revenue from CLEC Services decreased by 5% to $8.3 million, or 38% of revenue, for the six months ended June 30, 2002 from $8.7 million, or 39% of revenue, for the six months ended June 30, 2001.
    The CLEC Services division of TeleRoss' cost of revenue increased by 17% to $4.9 million, or 34% of revenue, for the six months ended June 30, 2002 from $4.2 million, or 31% of revenue, for the six months ended June 30, 2001. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 42% to $2.6 million, or 44% of revenue, for the six months ended June 30, 2002 and was $4.5 million, or 53% of revenue, for the six months ended June 30, 2001. Cost of revenue decreased as a percentage of revenue due to suspension of certain lower margin carriers' carrier traffic.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 20% to $16.6 million, or 43% of revenue, for the six months ended June 30, 2002 from $13.8 million, or 49% of revenue, for the six months ended June 30, 2001. Increases in higher margin corporate data and Internet revenues have more than offset increases in lower margin dial-up Internet revenues.

    Long Distance Services. Cost of revenue from Long Distance Services remained unchanged at $6.8 million, or 76% of revenue, for the six months ended June 30, 2002 and 73% of revenue, for the six months ended June 30, 2001. The increase in cost of revenue as a percentage of revenue is partly due to the reduction in non-recurring revenues as part of the mix and higher settlement costs to other operators.

    Mobile Services. Cost of revenue from Mobile Services decreased by 21% to $1.5 million, or 23% of revenue, for the six months ended June 30, 2002 from $1.9 million, or 26% of revenue, for the six months ended June 30, 2001. The cost of revenue decreased as a percentage of revenue, mainly as a result of cost controls.


Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 22% to $19.9 million, or 26% of revenue, for the six months ended June 30, 2002 from $25.5 million, or 39% of revenue, for the six months ended June 30, 2001. This was mainly due to reductions in employee related costs, advertising, bad debt and other selling, general and administrative expenses.

Depreciation and Amortization

    Our depreciation and amortization expenses decreased by 39% to $12.3 million for the six months ended June 30, 2002 from $20.1 million for the six months ended June 30, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 which has an impact of a reduction of approximately $5.9 million on the amortization expense and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduces the level of depreciation and amortization recorded for the six months ended June 30, 2002 by $3.6 million. These reductions were, in part, offset by the continuing capital expenditures of the consolidated entities.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $0.5 million for the six months ended June 30, 2002 down from earnings of $2.7 million for the six months ended June 30, 2001. We recognized earnings at Sovintel of $6.0 million for the six months ended June 30, 2002, which more than offset our recognized losses in MCT of $5.1 million. In the six months ended June 30, 2001, our recognized earnings at Sovintel were $4.2 million, which more than offset our recognized losses in MCT.

Interest Income

    Our interest income was $0.8 million for the six months ended June 30, 2002 down from $2.5 million for the six months ended June 30, 2001. The decrease in interest income mainly reflects the reduced balance of cash, cash equivalents and investments available for sale following the use of part of the proceeds from our IPO for acquisitions and capital expenditure, together with lower interest rates.

Interest Expense

    Our interest expense was $0.9 million for the six months ended June 30, 2002 down from $1.3 million for the six months ended June 30, 2001. The lower interest expense reflects the lower level of debt. Debt, excluding capital lease obligations, at June 30, 2002 was $4.4 million compared to $19.1 million at June 30, 2001.

Foreign Currency Loss

    Our foreign currency loss was $0.5 million for the six months ended June 30, 2002, compared to a $0.3 million loss for the six months ended June 30, 2001. This increased loss in part reflects the increased level of the devaluation of the ruble for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

Provision for Income Taxes

    Our charge for income taxes was $2.1 million for the six months ended June 30, 2002 compared to $1.0 million for the six months ended June 30, 2001. The increase was due to increasing levels of taxable profit being incurred in Russia and Ukraine, partially offset by a reduction in the income tax rates in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Cumulative effect of a change in accounting principle

    We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million in the six months ended June 30, 2002.

Net Income (Loss) and Net Income ( Loss) per Share

    Our net income for the six months ended June 30, 2002 was $9.0 million, compared to a net loss of $7.4 million for the six months ended June 30, 2001.

    Our net income per share of common stock increased to $0.40 for the six months ended June 30, 2002, compared to a net loss per share of $0.30 for the six months ended June 30, 2001. The increase in net income per share of common stock was due to the increase in net income and a decrease in the number of weighted average shares to 22,593,244 at June 30, 2002, compared to 24,559,213 at June 30, 2001.

    Our net income per share of common stock assuming dilution increased to $0.39 for the six months ended June 30, 2002, compared to a net loss per common share of $0.30 in the six months ended June 30, 2001. The increase in net income per share of common stock assuming dilution was due to the increase in net income and a decrease in the number of weighted average shares to 23,061,724 in the six months ended June 30, 2002, compared to 24,559,213 in the six months ended June 30, 2001.


NON-CONSOLIDATED RESULTS -- NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NON-CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

    This section is comprised of a limited discussion of the results of operations of our principal non-consolidated entity, Sovintel, in which we own a 50% interest.


SOVINTEL

Revenue

    Sovintel's revenue increased by 26% to $67.7 million for the six months ended June 30, 2002 from $53.8 million, for the six months ended June 30, 2001. Increases in recurring revenues, incoming traffic and equipment revenues were partly offset by a decline in outgoing traffic revenues.

Cost of Revenue

    Sovintel's cost of revenue increased by 24% to $37.6 million for the six months ended June 30, 2002 from $30.3 million for the six months ended June 30, 2001. The cost of revenue remained level at 56% of revenue, primarily the result of increases in low margin equipment revenues offset by increases in high margin recurring revenues in the revenue mix.

Selling, General and Administrative

    Sovintel's selling, general and administrative expenses increased by 19% to $8.1 million, or 12% of revenue, for the six months ended June 30, 2002 from $6.8 million, or 13% of revenue for the six months ended June 30, 2001. The increase was largely due to increased employee related and advertising costs required to support the increased revenue, partly offset by a reduction in bad debt.


LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and investments available for sale were $53.7 million and $46.4 million as of June 30, 2002 and December 31, 2001, respectively. Of these amounts, our cash and cash equivalents were $51.7 million and $37.4 million as of June 30, 2002 and December 31, 2001, respectively. We have invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At June 30, 2002 and December 31, 2001 investments available for sale were $2.0 million and $9.0 million, respectively.

    Our total restricted cash was $2.0 million and $3.4 million as of June 30, 2002, and December 31, 2001, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the six months ended June 30, 2002, we had net cash inflows of $19.4 million from our operating activities. During the six months ended June 30, 2001, we had net cash inflows of $10.6 million from our operating activities. This increase in net cash inflows from operating activities at June 30, 2002 is mainly due to the achievement of net income, increased revenues and a reduction in our operating expenses. The net decrease in net cash inflows from investing activities of $3.1 million at June 30, 2001, to $1.8 million at June 30, 2002 was primarily due to the receipt of proceeds in the six months ended June 30, 2001 from investing in money market instruments with an original maturity greater than three months. Network investing activities totaled $10.0 million for the six months ended June 30, 2002 and included capital expenditures principally attributable to building our telecommunications network. Network investing activities totaled $16.4 million for the six months ended June 30, 2001 and included fiber optic capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine. During the six months ended June 30, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001.

    We had working capital of $52.1 million as of June 30, 2002 and $36.0 million as of December 31, 2001. At June 30, 2002, we had total debt, excluding capital lease obligations, of approximately $4.4 million, of which $1.7 million were current maturities. At December 31, 2001, we had total debt, excluding capital lease obligations, of approximately $13.2 million, of which $9.9 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At June 30, 2002 none of our short-term debt was at fixed rates. At December 31, 2001 $6.3 million of our short-term debt was at fixed rates. We repaid $8.8 million of debt in the six months ended June 30, 2002, compared to $2.1 million in the six months ended June 30, 2001. Additionally, we received $2.1 million of proceeds from the exercising of employee stock options in the six months ended June 30, 2002, compared to none in the six months ended June 30, 2001.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of June 30, 2002 for all these facilities totaled $1.6 million, of which $0.8 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

    In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combinations of the above. We are currently negotiating a credit facility in the amount of $30.0 million to enable us to consummate the acquisition of Sovintel, discussed earlier in this report. In the case these especially large or numerous acquisitions do not materialize, we expect our current sources of funding, including the net proceeds from our IPO and the related investment, to finance our capital requirements for the next 12 to 18 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. The net proceeds from our IPO and our private placement have been and will be applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (1) anticipated amortization expense; (2) the anticipated closure of the Sovintel transaction; (3) projected traffic volume; (4) future revenues, costs, and taxes; (5) changes in Golden Telecom's competitive environment; (6) our projections concerning our liquidity and capital resources; and (7) the political and financial situation in the markets in which we operate, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, changes in U.S. accounting standards, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and the consummation of numerous or large acquisitions. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 21, 2002, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of March 25, 2002. Each of the Company's nine nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2003. One additional proposal was submitted to shareholders for approval and was approved.

    (1) The votes cast for each of the Company's nine nominees for election to the GTI's Board of Directors were as follows:

      NOMINEE                    FOR               WITHHELD
--------------------          ----------          ----------
Stan M. Abbeloos              20,433,151             241,122
Tigran Agadzhanov             20,674,073                 200
Petr Aven                     20,674,273                  --
Michael Calvey                20,674,273                  --
Ashley Dunster                20,674,273                  --
Izzet Guney                   20,674,273                  --
Andrey Kosogov                20,674,073                 200
David Stewart                 20,433,151             241,122
Alexander Vinogradov          20,432,951             241,322

    (2) Ratification of selection of Ernst & Young (CIS) Limited as the Company's independent auditors for 2002 - FOR 20,672,973 shares; AGAINST 1,200 shares; ABSTAIN 100 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

    None

b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GOLDEN TELECOM, INC.
                                 (Registrant)

                                 By:    /s/ DAVID STEWART
                                        --------------------------
                                 Name:  David Stewart
                                 Title: Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)




                                 By:    /s/ MICHAEL D. WILSON
                                        --------------------------
                                 Name:  Michael D. Wilson
                                 Title: Corporate Controller
                                        (Principal Accounting Officer)


Date:  August 13, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  PURUSANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Golden Telecom, Inc. ("the Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Alexander Vinogradov, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of August 2002.


/s/ ALEXANDER VINOGRADOV
-----------------------------
Alexander Vinogradov
President, Chief Executive Officer and
Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

  PURUSANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002





In connection with the Quarterly Report of Golden Telecom, Inc. ("the Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, David Stewart, Senior Vice President, Chief Financial Officer, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of August 2002.


 /s/ DAVID STEWART
-----------------------------
David Stewart
Senior Vice President, Chief
Financial Officer, Treasurer and
Director