Form 10-Q
period 2002-09-30
GOLDEN TELECOM INC
filed 2002-11-13
CIK 1089874

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     At November 12, 2002 there were 26,880,892 outstanding shares of common stock of the registrant.


================================================================================



                                TABLE OF CONTENTS

                                                                                         PAGE
  PART I.      FINANCIAL INFORMATION

  Item 1       Condensed consolidated Financial Statements of
               Golden Telecom, Inc. (unaudited).........................................  3

               Condensed Consolidated Balance Sheets as of December 31, 2001 and
               September 30, 2002.......................................................  4

               Condensed Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 2001 and 2002.................................  5

               Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2002........................................  6

               Notes to Condensed Consolidated Financial Statements.....................  7

  Item 2       Management's Discussion and Analysis of Financial Condition and Results
               of Operations *.......................................................... 18

  Item 4       Controls and Procedures.................................................. 32

  PART II.     OTHER INFORMATION

  Item 2       Changes in Securities and Use of Proceeds................................ 34

  Item 4       Submission of Matters to a Vote of Security Holders...................... 34

  Item 6       Exhibits and Reports on Form 8-K......................................... 34

  Signatures............................................................................ 36

  Certifications........................................................................ 37



  * Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                      ------------    -------------
                                                                          2001             2002
                                                                       (AUDITED)        (UNAUDITED)
                          ASSETS

        CURRENT ASSETS
          Cash and cash equivalents ................................   $ 37,404          $ 65,527
          Investments available for sale ...........................      8,976                --
          Accounts receivable, net .................................     21,875            47,026
          Prepaid expenses .........................................      6,356             8,388
          Other current assets .....................................     10,124            13,656
                                                                       --------          --------

        TOTAL CURRENT ASSETS .......................................     84,735           134,597

        Property and equipment, net of accumulated depreciation of
          $49,263 and $63,579 at December 31, 2001 and September 30,
          2002, respectively .......................................     98,590           162,878

        Investments in and advances to ventures ....................     45,981               754
        Goodwill and intangible assets:
         Goodwill, net of accumulated amortization of $51,213 as of
          December  31, 2001 .......................................     18,723            69,544
         Intangible assets, net of accumulated amortization
          of $7,614 and $12,003 at December 31, 2001 and
          September 30, 2002, respectively .........................     38,423            57,726
                                                                       --------          --------
           Net goodwill and intangible assets ......................     57,146           127,270

        Restricted cash ............................................      3,369             1,508
        Other non-current assets ...................................     10,563            10,079
                                                                       --------          --------

        TOTAL ASSETS ...............................................   $300,384          $437,086
                                                                       ========          ========


            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                                               ------------   -------------
                                                                                                  2001            2002
                                                                                                (AUDITED)     (UNAUDITED)
                                                                                                ---------     -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                         CURRENT LIABILITIES
                           Accounts payable and accrued expenses .........................     $  27,327      $  52,847
                           Debt maturing within one year .................................         9,869          1,747
                           Current capital lease obligation ..............................         1,618          1,734
                           Due to affiliates and related parties .........................           180         17,026
                           Other current liabilities .....................................         9,731          8,905
                                                                                               ---------      ---------

                         TOTAL CURRENT LIABILITIES .......................................        48,725         82,259

                         Long-term debt, less current portion ............................         3,337          2,439
                         Long-term capital lease obligation, less current portion ........         7,396          6,081
                         Related party long-term debt, less current portion ..............          --           30,000
                         Other non-current liabilities ...................................        14,115         21,895
                                                                                               ---------      ---------

                         TOTAL LIABILITIES ...............................................        73,573        142,674

                         Minority interest ...............................................         5,967          2,076

                         SHAREHOLDERS' EQUITY

                           Preferred stock, $0.01 par value (10,000,000 shares authorized;
                              none issued and outstanding at December 31, 2001 and
                              September 30, 2002) ........................................          --             --
                           Common stock, $0.01 par value (100,000,000 shares authorized;
                               24,790,098 shares issued and 22,517,371 shares outstanding at December 31, 2001 and 29,112,675 shares issued and
                               26,839,948 shares outstanding at September 30, 2002) ......           248            291
                           Treasury stock, at cost .......................................       (25,000)       (25,000)
                           Additional paid-in capital ....................................       414,407        469,017
                           Accumulated deficit ...........................................      (168,811)      (151,972)
                                                                                               ---------      ---------

                         TOTAL SHAREHOLDERS' EQUITY ......................................       220,844        292,336
                                                                                               ---------      ---------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................     $ 300,384      $ 437,086
                                                                                               =========      =========



            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ------------------------      ------------------------
                                                                            2001           2002           2001           2002
                                                                         ---------      ---------      ---------      ---------
                  REVENUE:
                    Telecommunication services .....................     $  34,037      $  43,132      $  93,993      $ 113,596
                    Revenue from related parties ...................         3,030          3,244          9,285          8,347
                                                                         ---------      ---------      ---------      ---------

                  TOTAL REVENUE ....................................        37,067         46,376        103,278        121,943

                  OPERATING COSTS AND EXPENSES:
                    Access and network services ....................        16,923         21,617         47,589         54,543
                    Selling, general and administrative ............        12,787         10,792         38,293         30,716
                    Depreciation and amortization ..................        10,513          7,318         30,646         19,568
                                                                         ---------      ---------      ---------      ---------

                  TOTAL OPERATING COSTS AND EXPENSES ...............        40,223         39,727        116,528        104,827
                                                                         ---------      ---------      ---------      ---------

                  INCOME (LOSS) FROM OPERATIONS ....................        (3,156)         6,649        (13,250)        17,116
                  OTHER INCOME (EXPENSE):
                    Equity in earnings of ventures .................         2,441          3,294          5,183          3,781
                    Interest income ................................           432            365          2,968          1,207
                    Interest expense ...............................          (455)          (498)        (1,726)        (1,425)
                    Foreign currency losses ........................           (53)          (119)          (361)          (626)
                    Minority interest ..............................           (43)          (182)           (46)          (409)
                                                                         ---------      ---------      ---------      ---------

                  TOTAL OTHER INCOME (EXPENSE) .....................         2,322          2,860          6,018          2,528
                                                                         ---------      ---------      ---------      ---------
                  Income (loss) before income taxes ................          (834)         9,509         (7,232)        19,644
                  Income taxes .....................................         1,039          1,630          2,085          3,779
                                                                         ---------      ---------      ---------      ---------

                  Income (loss) before cumulative effect of
                       a change in accounting principle ............        (1,873)         7,879         (9,317)        15,865
                  Cumulative effect of a change in accounting
                       principle, net of tax effect of $0 ..........          --             --             --              974
                                                                         ---------      ---------      ---------      ---------

                  NET INCOME (LOSS) ................................     $  (1,873)     $   7,879      $  (9,317)     $  16,839
                                                                         =========      =========      =========      =========
                  Basic earnings (loss) per share of common stock:
                       Income (loss) before cumulative effect of
                            a change in accounting principle .......     $   (0.08)     $    0.32      $   (0.39)     $    0.69
                       Cumulative effect of a change in
                            accounting principle ...................          --             --             --             0.04
                                                                         ---------      ---------      ---------      ---------
                        Net income (loss) per share -- basic .......     $   (0.08)     $    0.32      $   (0.39)     $    0.73
                                                                         =========      =========      =========      =========
                  Weighted average common shares - basic ...........        22,942         24,251         24,014         23,152
                                                                         =========      =========      =========      =========

                  Diluted earnings (loss) per share of common stock:
                       Income (loss) before cumulative effect of
                            a change in accounting principle .......     $   (0.08)     $    0.32      $   (0.39)     $    0.67
                       Cumulative effect of a change in
                            accounting principle ...................          --             --             --             0.04
                                                                         ---------      ---------      ---------      ---------
                        Net income (loss) per share - diluted ......     $   (0.08)     $    0.32      $   (0.39)     $    0.71
                                                                         =========      =========      =========      =========
                  Weighted average common shares - diluted .........        22,942         24,666         24,014         23,603
                                                                         =========      =========      =========      =========




            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                     2001           2002
                                                                                   --------      --------
              OPERATING ACTIVITIES:
                   Net income (loss) .........................................     $ (9,317)     $ 16,839
                 Adjustments to Reconcile Net Income (Loss) to Net Cash
                 Provided by
                   Operating Activities:
                   Depreciation ..............................................       13,364        15,655
                   Amortization ..............................................       17,282         3,913
                   Equity in earnings of ventures, net of dividends received .       (5,183)       (3,781)
                   Foreign currency losses ...................................          361           626
                   Cumulative effect of a change in accounting principle .....         --            (974)
                   Other .....................................................        1,231         1,101
                   Changes in assets and liabilities:
                      Accounts receivable ....................................          162        (3,791)
                      Accounts payable and accrued expenses ..................        4,726        (1,026)
                      Other changes in assets and liabilities ................       (3,504)          279
                                                                                   --------      --------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES ...................       19,122        28,841

                 INVESTING ACTIVITIES:
                   Purchases of property and equipment and intangible assets .      (23,553)      (16,575)
                   Acquisitions, net of cash acquired ........................      (34,597)       (5,357)
                   Cash received from escrow account .........................         --           3,000
                   Restricted cash ...........................................       (1,341)        1,884
                   Proceeds from investments available for sale ..............       54,344        10,976
                   Purchases of investments available for sale ...............         --          (2,000)
                   Loan received from equity investee ........................         --           9,973
                   Other investing ...........................................        2,173         4,044
                                                                                   --------      --------

                 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .........       (2,974)        5,945

                 FINANCING ACTIVITIES:
                   Proceeds from debt ........................................        1,400          --
                   Repayments of debt ........................................       (7,030)       (9,020)
                   Purchase of treasury stock ................................      (25,000)         --
                   Exercise of stock options .................................         --           3,786
                   Other financing ...........................................         (274)       (1,199)
                                                                                   --------      --------

                 NET CASH USED IN FINANCING ACTIVITIES .......................      (30,904)       (6,433)

                 Effect of exchange rate changes on cash and cash equivalents          (150)         (230)
                                                                                   --------      --------
                 Net increase in cash and cash equivalents ...................      (14,906)       28,123
                 Cash and cash equivalents at beginning of period ............       57,889        37,404
                                                                                   --------      --------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................     $ 42,983      $ 65,527
                                                                                   ========      ========


            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. FINANCIAL PRESENTATION AND DISCLOSURES

    Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunication services to businesses, other telecommunication service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine.

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the operating results for the full year.

2. POLICIES AND PROCEDURES

Comprehensive income (loss)

    For the three and nine months ended September 30, 2001 and 2002, comprehensive income (loss) for the Company is equal to net income (loss).

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

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on the Company's net income for the three and nine months ended September 30, 2002 was a $3.0 million and $8.9 million increase, respectively or $0.12 and $0.38 per share of common stock -- basic, respectively. The Company also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three and nine months ended September 30, 2001 was $3.5 million and $10.9 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2002 was $1.7 million and $3.9 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2002 - $6.4 million, 2003 - $10.0 million, 2004 - $9.1 million, 2005 - $8.2 million, and 2006 - $7.6 million. The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                                               AS OF                    AS OF
                                                                         DECEMBER 31, 2001        SEPTEMBER 30, 2002
                                                                         -----------------        ------------------
                                                                                          (IN THOUSANDS)
                                                                                  ACCUMULATED             ACCUMULATED
                                                                                  -----------             -----------
                                                                          COST    AMORTIZATION    COST    AMORTIZATION
                                                                          ----    ------------    ----    ------------
             Amortized intangible assets:
               Telecommunications service contracts...............    $  29,956  $   (3,475)   $ 48,022  $   (5,319)
               Contract-based customer relationships..............        3,867        (216)      8,322        (411)
               Licenses...........................................        2,854        (839)      3,120      (1,140)
               Other intangible assets............................        9,360      (3,084)     10,265      (5,133)
                                                                      ---------  ----------    --------  ----------
                 Total............................................    $  46,037  $   (7,614)   $ 69,729  $  (12,003)
                                                                      =========  ==========    ========  ==========

    Other intangible assets, includes software, Internet software and related content, as well as other intangible assets.

    As of December 31, 2001 the Company's goodwill by reportable business segment, after the $1.3 million reclassification discussed above, was as follows: Competitive Local Exchange Carrier ("CLEC") $15.5 million; and Data & Internet $1.9 million. As of September 30, 2002 the Company's goodwill by reportable business segment is as follows: CLEC $67.6 million; and Data & Internet $1.9 million.

    The pro forma impact on net loss and net loss per share for the nine months ended September 30, 2001 compared to actual results for the nine months ended September 30, 2002 is as follows:


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     2001         2002
                                                                                   --------      --------
                                                                                  (IN THOUSANDS, EXCEPT PER
                                                                                         SHARE DATA)

                    Reported net income (loss) ...............................     $ (9,317)     $ 16,839
                    Goodwill amortization ....................................       10,865            --
                    Negative goodwill amortization on equity investee ........         (186)           --
                                                                                   --------      --------
                    Adjusted net income ......................................     $  1,362      $ 16,839
                                                                                   ========      ========

                  Basic net income (loss) per share:
                    Reported net income (loss) ...............................     $  (0.39)     $   0.73
                    Goodwill amortization ....................................         0.45            --
                    Negative goodwill amortization on equity investee ........        (0.01)           --
                                                                                   --------      --------
                    Adjusted net income per share ............................     $   0.05      $   0.73
                                                                                   ========      ========

                  Diluted net income (loss) per share:
                    Reported net income (loss) ...............................     $  (0.39)     $   0.71
                    Goodwill amortization ....................................         0.45            --
                    Negative goodwill amortization on equity investee.........        (0.01)           --
                                                                                   --------      --------
                    Adjusted net income per share ............................     $   0.05      $   0.71
                                                                                   ========      ========


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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

3. NET EARNINGS (LOSS) PER SHARE

    The Company's net loss per share calculation (basic and diluted) at September 30, 2001 is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation at September 30, 2001. Warrants and stock options have been excluded from the net loss per share calculation at September 30, 2001 because their effect would have been antidilutive.

    Basic earnings per share at September 30, 2002 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2002 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    The components of basic and diluted earnings per share were as follows:




                                                                                    THREE MONTHS  NINE MONTHS
                                                                                    ------------  -----------
                                                                                       ENDED        ENDED
                                                                                       -----        -----
                                                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                                                   -------------  -------------
                                                                                       2002          2002
                                                                                       ----          ----
                                                                                (IN THOUSANDS, EXCEPT EARNINGS
                                                                                           PER SHARE)

Income before cumulative effect of a change in accounting principle ............     $ 7,879       $15,865
                                                                                     =======       =======

Weighted average outstanding of:
  Common stock shares ..........................................................      24,251        23,152

Dilutive effect of:
  Employee stock options .......................................................         415           451
                                                                                     -------       -------

Common stock and common stock equivalents ......................................      24,666        23,603
                                                                                     =======       =======

Earnings per share before cumulative effect of a change in accounting principle:
  Basic ........................................................................     $  0.32       $  0.69
                                                                                     =======       =======
  Diluted ......................................................................     $  0.32       $  0.67
                                                                                     =======       =======



4. INVESTMENT TRANSACTIONS

     In August 2002, the Company acquired approximately 31% of Golden Telecom (Ukraine) ("GTU") for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability and payable over eight quarters, net of $0.3 million discount. The Company now owns 100% of GTU. The acquisition was accounted for as a purchase business combination under US GAAP. The Company's interim financial statements reflect the preliminary allocation of the purchase price, and as such, the Company has recorded approximately $1.8 million of contract-based customer relationship intangible assets that will be amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.

    In September 2002, subsidiaries of the Company completed the acquisition of 50% of EDN Sovintel LLC ("Sovintel") that the Company did not own from Open Joint Stock Company Rostelecom ("Rostelecom"), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of the Company and Rostelecom, bringing the Company's ownership in Sovintel to 100%. The total purchase price of approximately $113.0 million consisted of approximately $50.7 million in GTI's common stock, representing 4,024,067 shares, $10.0 million in cash consideration, $46.0 million in promissory note consideration (see discussion below), and direct transactions costs of approximately $7.0 million, including an investment banking fee of approximately $3.3 million paid to an affiliate of Alfa Telecom Limited, a shareholder of the Company. The value of the common stock was determined based on the closing price of the Company's common stock on September 3, 2002. The acquisition of the remaining 50% of Sovintel will further strengthen the Company's position in the key Moscow and St. Petersburg communications markets, position the Company to realize future operating and cost synergies, and allow GTI to offer a full suite of telecommunication services across broad geographical markets in Russia and the CIS. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia. The Company intends to use the assets of Sovintel in the manner in which they were previously used.

    In September 2002, TeleRoss LLC ("TeleRoss"), a wholly-owned Russian subsidiary of the Company, issued a three month $46.0 million non-interest bearing note payable to Rostelecom in partial settlement of the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. TeleRoss is required to settle the note, in full, on December 5, 2002. This non-interest bearing note payable was recorded net of $0.7 million discount representing imputed interest.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

    The acquisition of the remaining 50% of Sovintel was accounted for as a purchase business combination in accordance with US GAAP. As the transaction reflected acquisition of the remaining 50% interest in Sovintel which was not previously owned by the Company, the Company has recorded the net assets of Sovintel at 50% of their estimated fair value and 50% of historical US GAAP carrying values. The following is a condensed balance sheet of Sovintel as of the acquisition date, reflecting purchase price accounting adjustments to the net assets acquired:


                                                      SEPTEMBER 17, 2002
                                                      ------------------
                                                       (IN THOUSANDS)
 ASSETS:
  Current assets ...................................     $  42,830
  Property and equipment, net ......................        64,124
  Telecommunications service contracts
     intangible assets, net ........................        14,742
  Contract based customer relationship
     intangible assets, net ........................         6,350
  Licenses, net ....................................           562
  Other intangible assets, net .....................           300
  Goodwill .........................................        52,099
  Other assets .....................................        12,080
                                                         ---------
    Total assets ...................................     $ 193,087
                                                         =========

LIABILITIES:
  Current liabilities ..............................     $  24,351
  Non-current liabilities ..........................         7,057
                                                         ---------
    Net assets .....................................     $ 161,679
                                                         =========

  Less: previous carrying value of the Company's
     equity method investment in Sovintel ..........       (48,680)
                                                         ---------
Total purchase consideration and acquisition costs..     $ 112,999
                                                         =========


Consideration and acquisition costs:
  Cash consideration ...............................     $  10,000
  Promissory note consideration, net of discount....        45,307
  GTI shares consideration .........................        50,663
  Direct transaction costs .........................         7,029
                                                         ---------
Total purchase consideration and acquisition costs..     $ 112,999
                                                         =========



    The Company's interim financial statements reflect the preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their fair values, and as such, the Company has assigned approximately $14.7 million to telecommunications service contracts intangible assets, approximately $6.4 million to contract based customer relationship intangible assets, approximately $0.6 million to licenses, and approximately $0.3 million to other identified intangible assets. These identified intangible assets will be amortized over a weighted-average period of approximately 7 years. Property and equipment was adjusted to fair market value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $52.1 million has been assigned to goodwill and is not deductible for tax purposes. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the acquisition of the remaining 50% of Sovintel. The goodwill will be tested for impairment at least annually.

                              GOLDEN TELECOM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)





    The following unaudited pro forma combined results of operations for the Company give effect to the Sovintel business combination as if it had occurred at the beginning of 2001. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER,
                                                       -------------------------
                                                          2001           2002
                                                       ---------      ----------
                                                             (IN THOUSANDS)

Revenue ..........................................     $ 174,350      $  210,167
Income (loss) before cumulative effect of
  a change in accounting principle ...............        (4,415)         23,036
Cumulative effect of a change in
  accounting principle ...........................          --               974
                                                       ---------      ----------
Net income (loss) ................................     $  (4,415)     $   24,010
                                                       =========      ==========

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle .......     $   (0.16)     $     0.86
     Cumulative effect of a change in
          accounting principle ...................          --              0.04
                                                       ---------      ----------
      Net income (loss) per share -- basic .......     $   (0.16)     $     0.90
                                                       =========      ==========

Weighted average common shares - basic ...........        28,038          26,689
                                                       =========      ==========

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle .......     $   (0.16)     $     0.84
     Cumulative effect of a change in
          accounting principle ...................          --              0.04
                                                       ---------      ----------
      Net income (loss) per share - diluted ......     $   (0.16)     $     0.88
                                                       =========      ==========

Weighted average common shares - diluted .........        28,038          27,140
                                                       =========      ==========


5. DEBT

    In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary of the Company, entered into a secured $30.0 million credit facility with ZAO Citibank ("Citibank Credit Facility"). The Company anticipates that ROLH will draw upon the Citibank Credit Facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. The Company has classified in the condensed consolidated balance sheet $30.0 million of the $46.0 million non-interest bearing note payable to Rostelecom as long-term debt because of the intent and ability to refinance this amount with the Citibank Credit Facility. The remaining portion of this obligation has been reflected as a component of "Due to affiliates and related parties" as of September 30, 2002. Assuming the full amount of the facility is drawn down, ROLH will be required to make four quarterly payments of $7.5 million each plus accrued interest beginning December 2003. The Citibank Credit facility will carry interest at a rate equal to the three month USD LIBOR plus 4.35%. At the drawdown of the Citibank Credit Facility, GTI and certain affiliates will execute a number of agreements to secure repayment of the Citibank Credit Facility, including a payment guarantee from GTI. The Citibank Credit Facility contains certain financial and non-financial covenants.

                              GOLDEN TELECOM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



6. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2002. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Other Matters

    During the past year, GTU was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. In the second and third quarter of 2002, GTU resolved several of these issues with Ukrtelecom. If the remaining disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of the Company. The risks of an adverse impact are assessed by management as possible but not quantifiable.

    On March 1, 2002, the Company became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of the Company's management in GTU. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against management due to the absence of grounds on which to prosecute. On October 7, 2002, the Kiev City Prosecutor's Office notified GTU that the previous decision to close the investigation had been revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised the management of GTU that the Prosecutor's Office is reviewing internal procedural requirements with the intent to close the investigation again.

7. SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) CLEC Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; (2) Long Distance Services using our fiber optic and satellite-based network throughout the CIS; (3) Data and Internet Services using our fiber optic and satellite-based network; and (4) Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended September 30, 2001 and 2002. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)



                                                                                                         ADJUSTMENTS TO RECONCILE
                                                                                                            BUSINESS SEGMENT TO
                                                                                                            CONSOLIDATED RESULTS
                                                                                                            --------------------
                                     DATA &                                       BUSINESS                 EQUITY
                                    INTERNET      LONG     MOBILE    CORPORATE &  SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES    DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------    --------  --------  ------------   -----      -------     --------    -----------
                                                                         (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2001

Revenue ...............   $40,235    $16,517     $4,939     $3,681     $(1,976)    $63,396    $37,067     $(31,125)    $4,796
Operating income (loss).   13,759     (1,256)      (709)       (48)     (5,810)      5,936     (3,156)      (9,007)       (85)
Identifiable assets ....  150,775    110,569     28,030     22,721     117,243     429,338    326,118     (103,220)        --
Capital expenditures ...    7,415     11,114      1,670        117           5      20,321     14,946       (5,375)        --





                                                                                                         ADJUSTMENTS TO RECONCILE
                                                                                                            BUSINESS SEGMENT TO
                                                                                                            CONSOLIDATED RESULTS
                                                                                                            --------------------
                                     DATA &                                       BUSINESS                 EQUITY
                                    INTERNET      LONG     MOBILE    CORPORATE &  SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES    DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------    --------  --------  ------------   -----      -------     --------    -----------
                                                                         (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2002

Revenue ................  $49,923    $19,152     $4,968     $3,303     $(1,165)    $76,181    $46,376     $(34,713)    $4,908
Operating income (loss).   14,634      2,707     (1,269)     1,100      (1,191)     15,981      6,649       (9,332)        --
Identifiable assets.....  270,048     97,447     28,536      8,700      35,967     440,698    437,086       (3,612)        --
Capital expenditures....    8,542      2,692        738         35          79      12,086      6,541       (5,545)        --




                                                                                                         ADJUSTMENTS TO RECONCILE
                                                                                                            BUSINESS SEGMENT TO
                                                                                                            CONSOLIDATED RESULTS
                                                                                                            --------------------
                                     DATA &                                       BUSINESS                 EQUITY
                                    INTERNET      LONG     MOBILE    CORPORATE &  SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES    DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------    --------  --------  ------------   -----      -------     --------    -----------
                                                                         (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
2001

Revenue ................ $109,911    $44,633    $14,553    $10,871     $(4,196)   $175,772   $103,278     $(87,090)   $14,596
Operating income (loss).   34,309     (4,813)    (2,655)      (819)    (17,655)      8,367    (13,250)     (21,618)         1
Identifiable assets ....  150,775    110,569     28,030     22,721     117,243     429,338    326,118     (103,220)        --
Capital expenditures ...   17,946     21,595      3,135      1,019         124      43,819     31,297      (12,522)        --





                                                                                                         ADJUSTMENTS TO RECONCILE
                                                                                                            BUSINESS SEGMENT TO
                                                                                                            CONSOLIDATED RESULTS
                                                                                                            --------------------
                                     DATA &                                       BUSINESS                 EQUITY
                                    INTERNET      LONG     MOBILE    CORPORATE &  SEGMENT   CONSOLIDATED   METHOD      AFFILIATE
                           CLEC     SERVICES    DISTANCE  SERVICES  ELIMINATIONS   TOTAL      RESULTS     VENTURES    ADJUSTMENTS
                           ----     --------    --------  --------  ------------   -----      -------     --------    -----------
                                                                         (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
2002

Revenue................. $133,242    $57,354    $14,213     $9,854     $(2,833)   $211,830   $121,943    $(104,709)   $14,822
Operating income (loss).   39,564      9,682     (3,500)     2,633      (4,533)     43,846     17,116      (26,730)        --
Identifiable assets.....  270,048     97,447     28,536      8,700      35,967     440,698    437,086       (3,612)        --
Capital expenditures....   24,910      7,181      2,989        137         123      35,340     16,575      (18,765)        --


                              GOLDEN TELECOM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

GEOGRAPHIC DATA




    Revenues are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and nine months ended September 30, 2001 and 2002.



                                                                                     CORPORATE,
                                                                                       OTHER
                                                                                     COUNTRIES
                                                                                        AND       CONSOLIDATED
                                                                RUSSIA    UKRAINE   ELIMINATIONS    RESULTS
                                                                ------    -------   ------------    -------
                        THREE MONTHS ENDED SEPTEMBER 30,
                        2001
                          Revenue.........................   $  27,185  $ 10,287  $     (405)     $  37,067
                          Long-lived assets...............     206,670    38,550       1,606        246,826





                                                                                     CORPORATE,
                                                                                       OTHER
                                                                                     COUNTRIES
                                                                                        AND       CONSOLIDATED
                                                                RUSSIA    UKRAINE   ELIMINATIONS    RESULTS
                                                                ------    -------   ------------    -------
                        THREE MONTHS ENDED SEPTEMBER 30,
                        2002
                          Revenue.........................   $  37,523  $  9,199  $     (346)     $  46,376
                          Long-lived assets...............     269,693    25,398         547        295,638






                                                                                     CORPORATE,
                                                                                       OTHER
                                                                                     COUNTRIES
                                                                                        AND       CONSOLIDATED
                                                                RUSSIA    UKRAINE   ELIMINATIONS    RESULTS
                                                                ------    -------   ------------    -------
                        NINE MONTHS ENDED SEPTEMBER 30,
                        2001
                          Revenue.........................   $  74,988  $ 29,398  $   (1,108)     $ 103,278
                          Long-lived assets...............     206,670    38,550       1,606        246,826






                                                                                     CORPORATE,
                                                                                       OTHER
                                                                                     COUNTRIES
                                                                                        AND       CONSOLIDATED
                                                                RUSSIA    UKRAINE   ELIMINATIONS    RESULTS
                                                                ------    -------   ------------    -------
                        NINE MONTHS ENDED SEPTEMBER 30,
                        2002
                          Revenue.........................   $  96,528  $ 26,121  $     (706)     $ 121,943
                          Long-lived assets...............     269,693    25,398         547        295,638


                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)



8. EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the three and nine months ended September 30, 2001, and the period from July 1, 2002 to September 16, 2002 and the period from January 1, 2002 to September 16, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.



                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                                                  ------------------       ------------------
                                                                                 (IN THOUSANDS)
                 Revenues..................................                $  30,206                 $  83,961
                 Gross Margin..............................                   14,042                    37,506
                 Income from operations....................                    8,826                    20,684
                 Net income................................                    6,489                    14,897




                                                                 PERIOD FROM JULY 1 -    PERIOD FROM JANUARY 1 -
                                                                  SEPTEMBER 16, 2002       SEPTEMBER 16, 2002
                                                                  ------------------       ------------------
                                                                                 (IN THOUSANDS)
                 Revenues..................................                $  33,581                 $ 101,261
                 Gross Margin..............................                   15,146                    45,248
                 Income from operations....................                    9,079                    25,875
                 Net income................................                    5,944                    17,908




    The Company's equity investee, MCT Corp. ("MCT"), is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the note foreclosed on the collateral related to the note and subsequently sold the collateral to a third-party, resulting in a substantial loss to MCT. The Company recognized the corresponding amount of the Company's equity in MCT's losses during the second quarter of 2002, not exceeding the carrying value of the Company's investment in MCT. Total equity in losses recognized by the Company related to its MCT investment were none and $5.2 million during the three and nine months ended September 30, 2002, respectively. The Company has no further commitments to provide financial support to MCT.

9. SHAREHOLDERS' EQUITY

    The Company's outstanding shares of common stock increased by 34,433 shares and 298,510 shares in the three and nine months ended September 30, 2002, respectively, issued in connection with the exercise of employee stock options.

    In August 2002, the Company issued 4,024,067 shares of common stock to Rostelecom in partial settlement of the purchase price for the acquisition of the remaining 50% ownership interest in Sovintel, previously held by Rostelecom.

                              GOLDEN TELECOM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


10. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company.


                                                                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   ----------------------
                                                                     2001          2002
                                                                   --------      --------
                                                                        (IN THOUSANDS)
               Amounts payable in connection with
                 business acquisitions.....................        $  1,448      $  3,783
               Issuance of common stock in connection
                 with acquisition..........................              --        50,663
               Issuance of notes payable in connection
                 with acquisition, net of discount.........              --        45,307
               Capitalized lease obligations...............           7,876            --
               Consulting fee to Alfa......................             180            --


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2002 and September 30, 2001. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

 - Data and Internet Services. Using our fiber optic and satellite-based networks, including approximately 149 points of presence in Russia, Ukraine and other countries of the CIS, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web-hosting, co-location and data-warehousing and (b) Business to Consumer services, such as dial-up Internet access and web content and a family of Internet portals;

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

     In August 2002, we merged the existing operations of Agentstvo Delovoi Svyazi ("ADS"), Firm Commercial Information Network ("KIS") and TeleRoss Nizhny Novgorod to create the leading corporate telecommunications provider in Russia's third largest city, Nizhny Novgorod. This market is significantly less developed than the Moscow market and we anticipate significant growth next year from this entity. We previously owned 51% of ADS, 56% of KIS and 95% of TeleRoss Nizhny Novgorod. After the completion of the merger, we currently own 58% of the merged operations.

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

Since early 2000, we have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In 2001 and 2002 our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001 and 2002. We expect that this trend of year over year increases will continue as long as the Russian economy continues to develop at its current pace.

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

    In Kiev, Ukraine we continue to experience issues relating to obtaining sufficient numbering capacity for our business services operations. In this regard, we are continuing negotiations with Ukrtelecom, the state-owned operator, for performance of obligations related to the provision of numbering capacity and entered into an agreement for additional numbering capacity in the third quarter of 2002. Our ability to grow our business services operations in Kiev will be limited if we do not have access to numbering capacity.

    During the past year, Golden Telecom (Ukraine) ("GTU") was involved in a number of other commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. In the second and third quarter of 2002, GTU resolved several of these issues with Ukrtelecom. If other disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of GTU. The risks of an adverse impact are assessed as possible but not quantifiable.

    We reassessed and suspended our incoming international traffic off-network termination activities, pending the resolution of certain regulatory issues and as a result we experienced a reduction of approximately $1.6 million and $4.8 million in revenue three and nine months ended September 30, 2002, respectively. On March 1, 2002 we became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of our partners in GTU. The investigation appeared to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against GTU due to the absence of grounds on which to prosecute. On October 7, 2002, the Kiev City Prosecutor's Office notified GTU that the previous decision to close the investigation had been revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised the management of GTU that the Prosecutor's Office is reviewing internal procedural requirements with the intent to close the investigation again.

    In addition to the traditional voice and data service provision, prior to 2002, we were actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web-hosting, web design, and vertical and horizontal Internet portal development. In line with experience outside of Russia, we did not see the rapid development of Internet based services that were expected. Internet based advertising and e-commerce revenues did not develop to significant levels and we reviewed our long term strategy for Internet based products. As a result of this review, we evaluated the future cash flows for this business, and we recorded an impairment charge of $20.9 million in the fourth quarter of 2001. We expect to see some growth in Internet based advertising and will continue to offer this service as one of our range of Internet services and be in a position to capitalize on any upturn in demand for this service.

    We have seen a significant year over year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001 we completed the purchase of a leading Russian internet service provider, Cityline, together with Uralrelcom, another internet service provider and an infrastructure company, PTK, and together, these entities allow us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are intended to support incremental CLEC Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our data and Internet Services division.

    We have continued to integrate our acquisitions and improving operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall restructuring of our operations in 2002.

    Our equity investee, MCT, is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the loan note foreclosed on the collateral related to the note and subsequently sold it to a third-party, resulting in a substantial loss to MCT. We recorded a write-off of an amount corresponding to our equity in MCT's losses during the second quarter of 2002. The write-off did not exceed the carrying value of our investment in MCT. Total equity in losses recognized by us related to our MCT investment were none and $5.2 million during the three and nine months ended September 30, 2002, respectively. We have no further commitments to provide financial support to MCT.


RECENT ACQUISITIONS

    In August 2002, we completed the purchase of the remaining approximately 31% of GTU. After this purchase, we now own 100% of GTU and have full operational and management control over the Ukrainian operations.

    In September 2002, we completed the purchase of the remaining 50% of EDN Sovintel LLC ("Sovintel") previously held by Open Joint Stock Company Rostelecom ("Rostelecom"), bringing our ownership in Sovintel to 100%. The acquisition of the remaining 50% of Sovintel will further strengthen our position in the key Moscow and St. Petersburg communications markets, position us to realize future operating and cost synergies, and allow us to offer a full suite of telecommunication services across broad geographical markets in Russian and the CIS. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia.


CRITICAL ACCOUNTING POLICIES

    The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To assist that understanding, management has identified our "critical accounting policies". These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

    Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers. Certain revenues, such as connection fees, are deferred in accordance with Staff Accounting Bulletin ("SAB") No. 101. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. In line with guidance in SAB No. 101, we also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are periodically reassessed by us, and such reassessment may impact our future operating results.

    Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations.

    Long-lived asset recovery policies; this policy is in relation to long-lived assets, consisting primarily of property and equipment and intangibles, which comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. We will test goodwill for impairment annually, and whenever indicated, following the adoption of SFAS No. 142 on January 1, 2002. Estimates and assumptions used in both setting useful lives and testing for recoverability of our long-lived assets require the exercise of management's judgment and estimation based on certain assumptions concerning the expected life of any asset and expected future cash flows from the use of an asset.

Valuation allowance for deferred tax asset; we record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may impact our effective income tax rate.


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

    Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on our net income for the three and nine months ended September 30, 2002 was a $3.0 million and $8.9 million increase, respectively or $0.12 and $0.38, respectively per share of common stock - basic. We also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the three and nine months ended September 30, 2001 was $3.5 million and $10.9 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2002 was $1.7 million and $3.9 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2002 - $6.4 million, 2003 - $10.0 million, 2004 - $9.1 million, 2005 - $8.2 million, and 2006 - $7.6 million.

    The pro forma impact on net loss and net loss per share for the nine months ended September 30, 2001 compared to actual results for the nine months ended September 30, 2002 is as follows:


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -----------------------
                                                                             2001           2002
                                                                           --------       --------
                                                                          (IN THOUSANDS, EXCEPT PER
                                                                                  SHARE DATA)


               Reported net income (loss) ..........................       $ (9,317)      $ 16,839
               Goodwill amortization ...............................         10,865             --
               Negative goodwill amortization on equity investee....           (186)            --
                                                                           --------       --------
               Adjusted net income .................................       $  1,362       $ 16,839
                                                                           ========       ========

             Basic net income (loss) per share:
               Reported net income (loss) ..........................       $  (0.39)      $   0.73
               Goodwill amortization ...............................           0.45             --
               Negative goodwill amortization on equity investee....          (0.01)            --
                                                                           --------       --------
               Adjusted net income per share .......................       $   0.05       $   0.73
                                                                           ========       ========

             Diluted net income (loss) per share:
               Reported net income (loss) ..........................       $  (0.39)      $   0.71
               Goodwill amortization ...............................           0.45             --
               Negative goodwill amortization on equity investee....          (0.01)            --
                                                                           --------       --------
               Adjusted net income  per share ......................       $   0.05       $   0.71
                                                                           ========       ========





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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on our results of operations, financial position or cash flow.

RESULTS OF OPERATIONS


    GTI was formed in June 1999 and is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 7 "Segment Information -- Line of Business Data" to our condensed consolidated financial statements.

    Certain revenue and cost of revenue information presented for the three and nine months ended September 30, 2001 has been revised to eliminate intra-line of business transactions, the effect of which is not significant.

    The discussion of our results of operations is organized as follows:

    - Results of Operations for the Three Months Ended September 30, 2002 compared to the Results of Operations for the Three Months Ended September 30, 2001

    - Results of Operations for the Nine Months Ended September 30, 2002 compared to the Results of Operations for the Nine Months Ended September 30, 2001


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


REVENUE

    Our revenue increased by 25% to $46.3 million for the three months ended September 30, 2002 from $37.1 million for the three months ended September 30, 2001. The breakdown of revenue by business group was as follows:



                                                    CONSOLIDATED REVENUE        CONSOLIDATED REVENUE
                                                    FOR THE THREE MONTHS        FOR THE THREE MONTHS
                                                  ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2002
                                                  ------------------------    ------------------------
                                                                    (IN MILLIONS)
               REVENUE
                 CLEC services ................        $  12.2                        $  19.7
                 Data and Internet services....           16.5                           19.2
                 Long distance services .......            4.9                            4.6
                 Mobile services ..............            3.7                            3.3
                 Eliminations .................           (0.2)                          (0.5)
                                                       -------                        -------
               TOTAL REVENUE ..................        $  37.1                        $  46.3



    CLEC Services. Revenue from CLEC Services increased by 61% to $19.7 million for the three months ended September 30, 2002 from $12.2 million for the three months ended September 30, 2001.

    The CLEC Services division of TeleRoss revenue increased by 14% to $8.3 million for the three months ended September 30, 2002 from $7.3 million for the three months ended September 30, 2001. This is mainly due to increases in monthly recurring revenue partly due to increasing numbering capacity in service, partly offset by a decrease in traffic revenue, largely as a result of pricing concessions made to its largest customer on local traffic.

    The CLEC Services division of Golden Telecom BTS revenue decreased by 21% to $3.7 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001, partly offset by increases in outgoing traffic and other recurring revenues.

    For Agentstvo Delovoi Svyazi, acquired in September 2001, revenue was $2.2 million for the three months ended September 30, 2002.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. As a result of consolidating Sovintel, revenue from CLEC services increased by $5.8 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

    Data and Internet Services. Revenue from Data and Internet Services increased by 16% to $19.2 million for the three months ended September 30, 2002 from $16.5 million for the three months ended September 30, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in Internet traffic and other Internet related revenues. Our dial-up Internet subscribers have grown 21% from 158,434 at September 30, 2001 to 191,707 at September 30, 2002.

    Long Distance Services. Revenue from Long Distance Services decreased by 6% to $4.6 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001. Non-recurring revenues declined in the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This decline was partly offset by increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow and in many Russian regions.

    Mobile Services. Revenue from Mobile Services decreased by 11% to $3.3 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. Active subscribers declined approximately 7% and the average revenue per active subscriber has declined by approximately 1% to approximately $30.66 per month.


EXPENSES

    The following table shows our principal expenses for the three months ended September 30, 2002 and September 30, 2001:


                                                                     CONSOLIDATED EXPENSES      CONSOLIDATED EXPENSES
                                                                      FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2002
                                                                   ------------------------    ------------------------
                                                                                      (IN MILLIONS)
                            COST OF REVENUE
                              CLEC services .....................         $   4.6                      $   8.9
                              Data and Internet services ........             8.4                          9.1
                              Long distance services ............             3.2                          3.3
                              Mobile services ...................             0.9                          0.7
                              Eliminations ......................            (0.2)                        (0.5)
                                                                          -------                      -------
                            TOTAL COST OF REVENUE ...............            16.9                         21.5
                            Selling, general and administrative..            12.8                         10.8
                            Depreciation and amortization .......            10.5                          7.3
                            Equity in  earnings of ventures .....            (2.4)                        (3.3)
                            Interest income .....................            (0.4)                        (0.4)
                            Interest expense ....................             0.5                          0.5
                            Foreign currency loss ...............             0.1                          0.1
                            Provision for income taxes ..........         $   1.1                      $   1.6



Cost of Revenue

    Our cost of revenue increased by 27% to $21.5 million for the three months ended September 30, 2002 from $16.9 million for the three months ended September 30, 2001.

    CLEC Services. Cost of revenue from CLEC Services increased by 93% to $8.9 million, or 45% of revenue, for the three months ended September 30, 2002 from $4.6 million, or 38% of revenue, for the three months ended September 30, 2001.

    The CLEC Services division of TeleRoss' cost of revenue increased by 33% to $2.8 million, or 34% of revenue, for the three months ended September 30, 2002 from $2.1 million, or 29% of revenue, for the three months ended September 30, 2001. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 29% to $1.7 million, or 46% of revenue, for the three months ended September 30, 2002 from $2.4 million, or 51% of revenue, for the three months ended September 30, 2001. Cost of revenue decreased as a percentage of revenue due to suspension of termination of certain lower margin incoming traffic.

    For ADS, acquired in September 2001, cost of revenue from CLEC Services was $1.2 million for the three months ended September 30, 2002.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. As a result of consolidating Sovintel, cost of revenue from CLEC services increased by $2.9 million for the three months ended September 30, 2002.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 8% to $9.1 million, or 47% of revenue, for the three months ended September 30, 2002 from $8.4 million, or 51% of revenue, for the three months ended September 30, 2001. Increases in higher margin corporate data and Internet revenues have more than offset increases in lower margin dial-up Internet revenues.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 3% to $3.3 million, or 72% of revenue, for the three months ended September 30, 2002 from $3.2 million, or 65% of revenue, for the three months ended September 30, 2001. The increase in cost of revenue is due to additional satellite transponder costs.

    Mobile Services. Cost of revenue from Mobile Services decreased by 22% to $0.7 million, or 21% of revenue, for the three months ended September 30, 2002 from $0.9 million, or 24% of revenue, for the three months ended September 30, 2001. The cost of revenue, as a percentage of revenue, was slightly improved, despite the reduced revenue, mainly as a result of cost controls.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 16% to $10.8 million, or 23% of revenue, for the three months ended September 30, 2002 from $12.8 million, or 35% of revenue, for the three months ended September 30, 2001. This was mainly due to reductions in advertising and employee related costs. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.7 million for the three months ended September 30, 2002 to selling, general and administrative expenses.

Depreciation and Amortization

    Our depreciation and amortization expenses decreased by 30% to $7.3 million for the three months ended September 30, 2002 from $10.5 million for the three months ended September 30, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 and which has an impact of a reduction of approximately $3.0 million on the amortization expense in the quarter and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduces the level of depreciation and amortization recorded for the three months ended September 30, 2002 by $1.8 million. These reductions were, in part, offset by the continuing capital expenditures of the consolidated entities. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.6 million for the three months ended September 30, 2002 to depreciation and amortization.

Equity in Earnings of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $3.3 million for the three months ended September 30, 2002 an increase from earnings of $2.4 million for the three months ended September 30, 2001. We recognized earnings at Sovintel of $3.0 million for the period from July 1 to September 16, 2002. In the three months ended September 30, 2001, our recognized earnings at Sovintel were $3.2 million which more than offset our recognized losses in MCT. No equity in losses of MCT were recognized in the three months ended September 30, 2002, as a result of the write down of this investment to zero in the second quarter of 2002.

Interest Income



    Our interest income remained unchanged at $0.4 million for the three months ended September 30, 2002 and for the three months ended September 30, 2001. Interest income mainly reflects the effect of higher balances of cash and cash equivalents offset by lower interest rates.

Interest Expense

    Our interest expense remained unchanged at $0.5 million for the three months ended September 30, 2002 and for the three months ended September 30, 2001. Interest expense mainly reflects the effect of higher balances of debt, excluding capital leases offset by lower interest rates. Debt, excluding capital lease obligations, at September 30, 2002 was $49.7 million compared to $14.3 million at September 30, 2001. Debt, excluding capital lease obligations, at September 30, 2002 includes $45.5 million non-interest bearing note payable to Rostelecom, a shareholder of the Company, in conjunction with the acquisition of the remaining 50% of Sovintel. There were no significant changes in interest accrued on capital lease obligations.

Foreign Currency Gain/Loss

    Our foreign currency loss remained unchanged at $0.1 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Foreign currency loss is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

    Our charge for income taxes was $1.6 million for the three months ended September 30, 2002, compared to $1.1 million for the three months ended September 30, 2001. Though taxable profit of our Russian operations has increased, we realized benefits from lower income tax rates and loss carryforward deduction during the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.4 million for the three months ended September 30, 2002 to provision for income taxes.

Net Income (Loss) and Net Income (Loss) per Share

    Our net income for the three months ended September 30, 2002 was $7.9 million, compared to $1.9 million net loss for the three months ended September 30, 2001.

    Our net income per share of common stock was $0.32 for the three months ended September 30, 2002, compared to a net loss per share of common stock of $0.08 for the three months ended September 30, 2001. The increase in net income per share of common stock was due to the increase in net income. The number of weighted average shares increased to 24,250,734 at September 30, 2002, compared to 22,942,116 at September 30, 2001.

    Our net income per share of common stock assuming dilution increased to $0.32 for the three months ended September 30, 2002, compared to a net loss per common share of $0.08 in the three months ended September 30, 2001. The increase in net income per share of common stock assuming dilution was due to the increase in net income. The number of weighted average shares, assuming dilution, increased to 24,666,489 in the three months ended September 30, 2002, compared to 22,942,116 in the three months ended September 30, 2001.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


REVENUE




    Our revenue increased by 18% to $121.9 million for the nine months ended September 30, 2002 from $103.3 million for the nine months ended September 30, 2001. The breakdown of revenue by business group was as follows:



                                                                     CONSOLIDATED REVENUE          CONSOLIDATED REVENUE
                                                                      FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30, 2001      ENDED SEPTEMBER 30, 2002
                                                                    ------------------------      ------------------------
                                                                                         (IN MILLIONS)
                            REVENUE
                              CLEC services ..............                $   34.3                        $   41.8
                              Data and Internet services..                    44.6                            57.4
                              Long distance services .....                    14.2                            13.5
                              Mobile services ............                    10.9                             9.9
                              Eliminations ...............                    (0.7)                           (0.7)
                                                                          --------                        --------
                            TOTAL REVENUE ................                $  103.3                        $  121.9




    CLEC Services. Revenue from CLEC Services increased by 22% to 41.8 million for the nine months ended September 30, 2002 from $34.3 million for the nine months ended September 30, 2001.

    The CLEC Services division of TeleRoss revenue increased by 10% to $22.9 million for the nine months ended September 30, 2002 from $20.9 million for the nine months ended September 30, 2001. This is mainly due to increases in monthly recurring revenue resulting from increased numbering capacity in service, partly offset by a decrease in traffic revenue, because of pricing concessions on local traffic made to its largest customer.

    The CLEC Services division of Golden Telecom BTS revenue decreased by 27% to $9.6 million for the nine months ended September 30, 2002 from $13.2 million for the nine months ended September 30, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001, partly offset by an increase in other recurring revenues.

    For ADS, acquired in September 2001, revenue from CLEC Services was $3.6 million for the nine months ended September 30, 2002.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations as of September 17, 2002. As a result of consolidating Sovintel, revenue from CLEC services increased by $5.8 million for the nine months ended September 30, 2002

    Data and Internet Services. Revenue from Data and Internet Services increased by 29% to $57.4 million for the nine months ended September 30, 2002 from $44.6 million for the nine months ended September 30, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in Internet traffic and other Internet related revenues. Our dial-up Internet subscribers have grown 21% from 158,434 at September 30, 2001 to 191,707 at September 30, 2002. Internet revenues were increased by the acquisition of Cityline and Uralrelcom on June 1, 2001, however, Cityline's subscribers are in the process of being absorbed into our TeleRoss operations so we are not able to identify the incremental impact of this acquisition on the nine months ended September 30, 2002. Uralrelcom's revenue was $1.7 million for the nine months ended September 30, 2002 as compared to $0.5 million for the nine months ended September 30, 2001.

    Long Distance Services. Revenue from Long Distance Services decreased by 5% to $13.5 million for the nine months ended September 30, 2002 from $14.2 million for the nine months ended September 30, 2001. Equipment revenues declined in the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a large contract that was installed in the first half of 2001. This decline was partly offset by increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow and in many Russian regions.

    Mobile Services. Revenue from Mobile Services decreased by 9% to $9.9 million for the nine months ended September 30, 2002 from $10.9 million for the nine months ended September 30, 2001. Active subscribers declined approximately 7% and the average revenue per active subscriber has declined by 1% to approximately $30.66 per month.

EXPENSES

    The following table shows our principal expenses for the nine months ended September 30, 2002 and September 30, 2001:


                                                                CONSOLIDATED EXPENSES         CONSOLIDATED EXPENSES
                                                                  FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30, 2001      ENDED SEPTEMBER 30, 2002
                                                               ------------------------      ------------------------
                                                                                   (IN MILLIONS)
                       COST OF REVENUE
                         CLEC services ......................         $  13.3                        $  17.2
                         Data and Internet services .........            22.2                           25.7
                         Long distance services .............            10.0                           10.1
                         Mobile services ....................             2.8                            2.2
                         Eliminations .......................            (0.7)                          (0.7)
                                                                      -------                        -------
                       TOTAL COST OF REVENUE ................            47.6                           54.5
                       Selling, general and administrative...            38.3                           30.7
                       Depreciation and amortization ........            30.6                           19.6
                       Equity in losses (earnings)
                         of ventures ........................            (5.2)                          (3.8)
                       Interest income ......................            (2.9)                          (1.2)
                       Interest expense .....................             1.7                            1.4
                       Foreign currency loss ................             0.4                            0.6
                       Provision for income taxes ...........             2.1                            3.8
                       Cumulative effect of a change
                        in accounting principle .............             --                             1.0



Cost of Revenue

    Our cost of revenue increased by 14% to $54.5 million for the nine months ended September 30, 2002 from $47.6 million for the nine months ended September 30, 2001.

    CLEC Services. Cost of revenue from CLEC Services increased by 29% to $17.2 million, or 41% of revenue, for the nine months ended September 30, 2002 from $13.3 million, or 39% of revenue, for the nine months ended September 30, 2001.

    The CLEC Services division of TeleRoss' cost of revenue increased by 22% to $7.7 million, or 34% of revenue, for the nine months ended September 30, 2002 from $6.3 million, or 30% of revenue, for the nine months ended September 30, 2001. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 38% to $4.3 million, or 45% of revenue, for the nine months ended September 30, 2002 and was $6.9 million, or 52% of revenue, for the nine months ended September 30, 2001. Cost of revenue decreased as a percentage of revenue due to suspension of termination of certain lower margin incoming traffic.

    For ADS, acquired in September 2001, cost of revenue from CLEC Services was $2.0 million for the nine months ended September 30, 2002.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations as of September 17, 2002. As a result of consolidating Sovintel, cost of revenue from CLEC services increased by $2.9 million for the nine months ended September 30, 2002.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 16% to $25.7 million, or 45% of revenue, for the nine months ended September 30, 2002 from $22.2 million, or 50% of revenue, for the nine months ended September 30, 2001. Increases in higher margin corporate data and Internet revenues have more than offset increases in lower margin dial-up Internet revenues.

    Long Distance Services. Cost of revenue from Long Distance Services increased by 1% to $10.1 million, or 75% of revenue, for the nine months ended September 30, 2002 from $10.0 million, or 70% of revenue, for the nine months ended September 30, 2001. The increase in cost of revenue as a percentage of revenue is partly due to additional satellite transponder costs and higher settlement costs to other operators.

    Mobile Services. Cost of revenue from Mobile Services decreased by 21% to $2.2 million, or 22% of revenue, for the nine months ended September 30, 2002 from $2.8 million, or 26% of revenue, for the nine months ended September 30, 2001. The cost of revenue decreased as a percentage of revenue, mainly as a result of cost controls and a change in the revenue mix from handset sales to traffic revenue.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 20% to $30.7 million, or 25% of revenue, for the nine months ended September 30, 2002 from $38.3 million, or 37% of revenue, for the nine months ended September 30, 2001. This was mainly due to reductions in employee related costs, advertising, and other selling, general and administrative expenses. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.7 million for the nine months ended September 30, 2002 to selling, general and administrative expenses.

Depreciation and Amortization

    Our depreciation and amortization expenses decreased by 36% to $19.6 million for the nine months ended September 30, 2002 from $30.6 million for the nine months ended September 30, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 and which has an impact of a reduction of approximately $8.9 million on the amortization expense and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduces the level of depreciation and amortization recorded for the nine months ended September 30, 2002 by $5.4 million. These reductions were, in part, offset by the continuing capital expenditures of the consolidated entities. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.6 million for the nine months ended September 30, 2002 to depreciation and amortization.

Equity in Earnings/Losses of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $3.8 million for the nine months ended September 30, 2002 down from earnings of $5.2 million for the nine months ended September 30, 2001. We recognized earnings at Sovintel of $9.0 million for the period from January 1 to September 16, 2002, which more than offset our recognized losses in MCT of $5.1 million. In the nine months ended September 30, 2001, our recognized earnings at Sovintel were $7.4 million, which more than offset our recognized losses in MCT.

Interest Income

    Our interest income was $1.2 million for the nine months ended September 30, 2002 down from $2.9 million for the nine months ended September 30, 2001. The decrease in interest income mainly reflects lower interest rates earned on our cash and cash equivalents.

Interest Expense

    Our interest expense was $1.4 million for the nine months ended September 30, 2002 down from $1.7 million for the nine months ended September 30, 2001. Interest expense mainly reflects the effect of higher balances of debt, excluding capital leases offset by lower interest rates. Debt, excluding capital lease obligations, at September 30, 2002 was $49.7 million compared to $14.3 million at September 30, 2001. Debt, excluding capital lease obligations, at September 30, 2002 includes $45.5 million non-interest bearing note payable to Rostelecom, a shareholder of the Company, in conjunction with the acquisition of the remaining 50% of Sovintel.

Foreign Currency Loss

    Our foreign currency loss was $0.6 million for the nine months ended September 30, 2002, compared to a $0.4 million loss for the nine months ended September 30, 2001. The increase in foreign currency loss is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes


    Our charge for income taxes was $3.8 million for the nine months ended September 30, 2002 compared to $2.1 million for the nine months ended September 30, 2001. The increase was due to increasing levels of taxable profit being incurred in Russia and Ukraine, partially offset by a reduction in the income tax rates in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $0.4 million for the nine months ended September 30, 2002 to income taxes.

Cumulative effect of a change in accounting principle

    We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million in the nine months ended September 30, 2002.

Net Income (Loss) and Net Income ( Loss) per Share

    Our net income for the nine months ended September 30, 2002 was $16.8 million, compared to a net loss of $9.3 million for the nine months ended September 30, 2001.

    Our net income per share of common stock increased to $0.73 for the nine months ended September 30, 2002, compared to a net loss per share of $0.39 for the nine months ended September 30, 2001. The increase in net income per share of common stock was due to the increase in net income and a decrease in the number of weighted average shares to 23,151,810 at September 30, 2002, compared to 24,014,256 at September 30, 2001.

    Our net income per share of common stock assuming dilution increased to $0.71 for the nine months ended September 30, 2002, compared to a net loss per common share of $0.39 in the nine months ended September 30, 2001. The increase in net income per share of common stock assuming dilution was due to the increase in net income and a decrease in the number of weighted average shares assuming dilution to 23,602,715 in the nine months ended September 30, 2002, compared to 24,014,256 in the nine months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and investments available for sale were $65.5 million and $46.4 million as of September 30, 2002 and December 31, 2001, respectively. Of these amounts, our cash and cash equivalents were $65.5 million and $37.4 million as of September 30, 2002 and December 31, 2001, respectively. We have invested in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At September 30, 2002 and December 31, 2001 investments available for sale were none and $9.0 million, respectively.

    Our total restricted cash was $1.5 million and $3.4 million as of September 30, 2002, and December 31, 2001, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the nine months ended September 30, 2002, we had net cash inflows of $28.8 million from our operating activities. During the nine months ended September 30, 2001, we had net cash inflows of $19.1 million from our operating activities. This increase in net cash inflows from operating activities at September 30, 2002 is mainly due to the achievement of net income, increased revenues and a reduction in our operating expenses and also due to the consolidation of Sovintel into our results of operations and financial position as of September 17, 2002. During the nine months ended September 30, 2002, we had net cash inflows of $5.9 million from our investing activities. During the nine months ended September 30, 2001, we had net cash outflows of $3.0 million from our investing activities. The net increase in net cash inflows from investing activities was primarily due to lower cash outflows for the purchases of property, equipment and intangible assets and acquisitions, net of cash received. Network investing activities totaled $16.6 million for the nine months ended September 30, 2002 and included capital expenditures principally attributable to building our telecommunications network. Network investing activities totaled $23.6 million for the nine months ended September 30, 2001 and included fiber optic capacity between Moscow and Stockholm and the GSM network build out in Odessa, Ukraine. During the nine months ended September 30, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001. During the nine months ended September 30, 2001, we received proceeds from investments available for sale of $54.3 million and during the nine months ended September 30, 2002, we received net proceeds from investments available for sale of $9.0 million.

    We had working capital of $52.3 million as of September 30, 2002 and $36.0 million as of December 31, 2001. At September 30, 2002, we had total debt, excluding capital lease obligations, of approximately $49.7 million, of which $17.2 million were current maturities. At December 31, 2001, we had total debt, excluding capital lease obligations, of approximately $13.2 million, of which $9.9 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At September 30, 2002 $15.5 million of our short-term debt was at fixed rates. At December 31, 2001 $6.3 million of our short-term debt was at fixed rates. We repaid $9.0 million of debt in the nine months ended September 30, 2002, compared to $7.0 million in the nine months ended September 30, 2001. Additionally, we received $3.8 million of proceeds from the exercising of employee stock options in the nine months ended September 30, 2002, compared to none in the nine months ended September 30, 2001.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of September 30, 2002 for all these facilities totaled $1.5 million, of which $0.7 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

    In September 2002, TeleRoss LLC ("TeleRoss"), a wholly-owned Russian subsidiary, issued a three month $46.0 million non-interest bearing note payable to Rostelecom in partial settlement for the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. TeleRoss is required to settle this note, in full, on December 5, 2002. This note became effective with the execution of a payment guarantee by GTI.

    In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary, entered into a secured $30.0 million credit facility with ZAO Citibank. We anticipate that ROLH will draw upon the Citibank credit facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. We have classified in the condensed consolidated balance sheet $30.0 million of the $46.0 million non-interest bearing note payable to Rostelecom as long-term debt because of the intent and ability to refinance this amount with the Citibank Credit Facility. Assuming the credit facility is fully drawn down, ROLH will be required to make four quarterly payments of $7.5 million each plus accrued interest beginning in December 2003. The Citibank credit facility will carry interest at a rate equal to the three month USD LIBOR plus 4.35%. At the drawdown of the Citibank credit facility, GTI and its affiliates will execute a number of agreements to secure repayment of the facility, including a payment guarantee from GTI.

    In the ordinary course of business, we may enter into arrangements with vendors principally for access to telecommunication network access and equipment. In September 2002, we entered into a purchase commitment for satellite transmission capacity. The agreement requires 60 monthly payments of $0.1 million each.

    In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combinations of the above. In the case especially large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements for the next 12 to 18 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through our cash on hand, cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (1) anticipated amortization expense; (2) resolution of commercial disputes with Ukretelecom; (3) projected traffic volume; (4) future revenues, costs, and taxes; (5) changes in Golden Telecom's competitive environment; (6) our projections concerning our liquidity and capital resources; (7) expansion of our capacity; and (8) the political and financial situation in the markets in which we operate, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, changes in U.S. accounting standards, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and the consummation of numerous or large acquisitions. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

    The Company maintains disclosure controls and procedures, which have been designed to ensure that material information related to Golden Telecom, including its consolidated and non-consolidated subsidiaries, is made known to the disclosure committee on a regular basis. In response to recent legislation and proposed regulations, the Company has reviewed the internal control structure and disclosure controls and procedures pursuant to Rule 13a-14 and 15(d)-14(c) under the Securities and Exchange Act of 1934, as amended. Although the Company believes that the pre-existing disclosure controls and procedures were adequate to enable the Company to comply with the Company's disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. The Company also established a disclosure committee comprised of certain members of the Company's senior management.

    After the formation of our disclosure committee and within 90 days prior to the filing of this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with the SEC disclosure obligations.

Changes in Controls and Procedures

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 28, 2002, the Company issued 4,024,067 shares of common stock, par value $0.01, to Open Joint Stock Company Rostelecom in partial settlement of the purchase price for the acquisition of the remaining 50% ownership interest in Sovintel, previously held by Rostelecom. No underwriter or underwriting discount was involved in the offering. Exemption from registration was claimed under the Securities Act of 1933 afforded by Section 4(2) thereof.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


           DESIGNATION        DESCRIPTION OF EXHIBIT

              2.1* Ownership Interest Purchase Agreement dated March 13, 2002, by and among SFMT-CIS, OOO TeleRoss (wholly-owned subsidiaries of Golden Telecom, Inc.) and OAO Rostelecom.
              10.1* Registration Rights Agreement dated September 5, 2002, by and among Golden Telecom, Inc. and OAO Rostelecom.
              10.2* Subscription Agreement dated September 5, 2002, by and among Golden Telecom, Inc. and OAO Rostelecom.
              10.3* Standstill Agreement dated as of September 5, 2002, by and among Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom Limited, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.
              10.4* Shareholders Agreement dated as of September 5, 2002, by and among Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom Limited, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.
              10.5** Credit Agreement, including Schedules and Exhibits, dated September 25, 2002, by and among ROL Holdings Limited (wholly-owned subsidiary of Golden Telecom, Inc.) and ZAO Citibank.
-------
* Incorporated by reference to the Company's current report on Form 8-K dated September 17, 2002 (Commission File No. 0-27423).

** Incorporated by reference to the Company's current report on Form 8-K dated September 25, 2002 (Commission File No. 0-27423).

b) Reports on Form 8-K



             DATE OF REPORT         SUBJECT OF REPORT
             --------------         -----------------
             September 5, 2002      Subsidiaries of the Company finalize the
                                    acquisition of the remaining 50%
                                    ownership interest in EDN Sovintel LLC

             September 17, 2002     Subsidiaries of the Company acquire
                                    remaining 50% ownership interest in EDN
                                    Sovintel LLC and begin to consolidate
                                    the results of operations and financial
                                    position.

             September 25,2002      A subsidiary of the Company enters into a
                                    credit agreement in a maximum amount of
                                    $30.0 million with ZAO Citibank.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN TELECOM, INC.
                                  (Registrant)

                                  By:    /s/ DAVID STEWART
                                         -----------------
                                  Name:  David Stewart
                                  Title: Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)




                                  By:    /s/ MICHAEL D. WILSON
                                         ---------------------
                                  Name:  Michael D. Wilson
                                  Title: Corporate Controller
                                         (Principal Accounting Officer)


Date:  November 13, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER




I, Alexander Vinogradov, certify that:


1.  I have reviewed this quarterly report on Form 10-Q of Golden Telecom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ ALEXANDER VINOGRADOV
-------------------------

Alexander Vinogradov
President, Chief Executive Officer and
Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, David Stewart, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Golden Telecom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ DAVID STEWART
------------------

David Stewart
Senior Vice President, Chief
Financial Officer and Treasurer