Form 10-K
period 2002-12-31
GOLDEN TELECOM INC
filed 2003-03-28
CIK 1089874

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                 REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                             1 KOZHEVNICHESKY PROEZD
                              MOSCOW, RUSSIA 115114
                    (Address of principal executive offices)

                              (011-7-501) 797-9300
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

                Securities registered pursuant to Section 12(g)
                                  of the Act:
                    Common Stock, par value $0.01 per share

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

    The aggregate market value of Golden Telecom, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $210,158,098 based upon the closing price on the Nasdaq National Market as of such date.

    On March 20, 2003, there were outstanding approximately 27,126,470 shares of Common Stock of Golden Telecom, Inc.

  ITEM OF FORM 10-K           DOCUMENTS INCORPORATED BY REFERENCE
  -----------------           -----------------------------------

Part III, Items 10-13         Portions of the Registrant's proxy statement for
                              the 2003 annual meeting of shareholders to be held in May 2002.

Part IV, Items 14(c)          Exhibits.

================================================================================

                              GOLDEN TELECOM, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                    PART I

ITEM 1.    Business..........................................................     3

ITEM 2.    Properties........................................................    54

ITEM 3.    Legal Proceedings.................................................    54

ITEM 4.    Submission of Matters to a Vote of Security Holders...............    54

                                   PART II

ITEM 5.    Market for the Company's Common Equity and Related Stockholder
             Matters.........................................................    55

ITEM 6.    Selected Financial Data...........................................    56

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................    58

ITEM 8.    Consolidated Financial Statements and Supplementary Information
             for the Company.................................................    83

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................   146

                                   PART III

ITEM 10.   Directors and Executive Officers of the Company...................   146

ITEM 11.   Executive Compensation............................................   146

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management....   146

ITEM 13.   Certain Relationships and Related Transactions....................   146

ITEM 14.   Controls and Procedures...........................................   146


                                   PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...   148

SIGNATURES...................................................................   151

CERTIFICATIONS...............................................................   152

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into the four business groups below:

    o Competitive Local Exchange Carrier ("CLEC") Services. Using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

    o Data and Internet Services. Using our fiber optic and satellite-based networks, including 149 combined points of presence in Russia, Ukraine and other countries of the Commonwealth of Independent States, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access and web content offered through a family of Internet portals;

    o Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

    o Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

    We offer all of our integrated telecommunication services under the Golden Telecom brand and our Internet services under the ROL brand in Russia.

BUSINESS SECTION OVERVIEW

    The following sub sections within the Business section describe our business strategy, our current position in the markets in which we operate, our corporate history and development, our customer base, and a detailed review of our service groups by operating division. Additionally, we describe our licenses and our network facilities. Finally, we provide a summary of the principal environments in which we operate; the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.

BUSINESS STRATEGY

    Our objective is to be the leading independent voice, data and Internet services company in Russia and the CIS. To achieve this objective, we intend to:

    o   Pursue Consolidation Opportunities

    We intend to pursue consolidation opportunities through acquisitions that will allow us to improve and expand our service offerings and maintain operational control. We will target complementary opportunities that will enable us to achieve synergies and economies of scale.

    o Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

    Corporate customers increasingly demand integrated telecommunications solutions from one-stop providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data, Internet access and services with turn-key solution.

    o   Extend Our Leading Position in High Growth Data and Internet Markets

    We plan to build on our position as a leading provider of data and Internet communication services in Russia and other countries of the CIS by increasing the number of network access points in our network to facilitate the growing demand for data and Internet communications.

    o Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

    Our network strategy includes building and owning our local exchange and customer access networks. We have entered into long term leases for long-distance and international fiber optic cable systems to provide our regional and global connectivity, supplementing these leased land-based channels with satellite circuits for redundancy and remote connectivity. We intend to incrementally expand the fiber optic capacity along our heavy traffic and high cost routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. Wherever possible, we target customers and products to fully utilize existing fixed cost network infrastructure.

    o Focus Operating Activities and Capital Investments in Major Metropolitan Areas

    We plan to deploy our capital investments primarily in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers in the CIS, where demand for our services is most heavily concentrated. We also intend to expand our operations in regional cities with sufficiently strong local economies and where we believe potential exists to grow businesses which complement our current operations.

OUR POSITION IN THE RUSSIAN AND CIS MARKETS

    We believe that we are well positioned to maintain and consolidate our strong presence in the Russian and CIS telecommunications markets for the following reasons:

     o   our early market entry and local market experience;

     o   our focus on service, quality and reliability;

     o our strong infrastructure position in Moscow, Kiev, St. Petersburg and Nizhny Novgorod;

     o   our extensive customer base;

     o our extensive range of international, domestic and data telecommunications services;

     o   our influential shareholder base; and

     o   our strong balance sheet position.

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

     In July 2001, we completed the buy-back of $25.0 million of our common stock from GTS. In November 2001, GTS sold its remaining ownership in our common stock to Barings Vostok in a private placement transaction. In connection with the Sovintel acquisition completed in September 2002, we issued 4,024,067 shares of our common stock to Rostelecom. Currently, Alfa and its controlled affiliates own approximately 40% of our common stock, Rostelecom owns approximately 15% of our common stock, EBRD owns approximately 11% of our common stock, Barings Vostok owns approximately 10% and Capital owns approximately 8% of our common stock.

     TeleRoss. TeleRoss was established in 1994 as a provider of domestic long distance services and offers CLEC, Long Distance, and Data and Internet Services. To facilitate this full service offering, in November 1999, we completed the legal merger of our wholly owned CLEC Services business in Moscow, TCM, and our wholly owned Data and Internet Services business, Sovam Teleport, into TeleRoss. This merger allowed us to achieve operational and financial synergies, particularly with regard to taxation. Prior to their merger into TeleRoss on November 1, 1999, TCM and Sovam Teleport were distinct legal entities.

     The ownership and operational history of the individual divisions of TeleRoss, Sovintel, Golden Telecom (Ukraine), and MCT are as follows:

         CLEC Services division of TeleRoss (formerly TCM). TCM was established in 1994 and prior to its merger into TeleRoss, constituted our CLEC Services division in Moscow. Prior to July 1998, we owned 52.64% of the holding company, GTS-Vox that controlled 95% of TCM. In July 1998, we acquired the remaining outstanding interests in GTS-Vox and as a result owned 95% of TCM. We acquired the remaining 5% of TCM on August 16, 1999. TCM was dissolved upon its merger into TeleRoss in November 1999. In June 2001, we acquired 100% of infrastructure company First Telecommunications Company ("PTK") as part of a larger acquisition. PTK interconnects to the Moscow network to provide numbering capacity and access lines. The numbering capacity and access lines were placed into service in the third quarter of 2002 and we allocated all of the numbering capacity and part of the access lines to our CLEC Services division. In September 2001, we acquired 51% of Agentstvo Delovoi Svyazi ("ADS"), which owns network infrastructure in Russia's third largest city, Nizhny Novgorod.

         In August 2002, we merged the existing operations of ADS, Commercial Information Systems ("KIS"), our ISP in Nizhny Novgorod and TeleRoss Nizhny Novgorod to create the leading corporate telecommunications provider in Russia's third largest city, Nizhny Novgorod. We previously owned 51% of ADS, 56% of KIS and 95% of TeleRoss Nizhny Novgorod. After completing the merger, we currently own 58% of the merged operations. The merged divisions of ADS are subdivided along our normal business lines.

         Data and Internet Services division of TeleRoss (formerly Sovam Teleport). Sovam Teleport was established in 1990 and was the subsidiary through which we conducted our Data and Internet activities in Russia and other Commonwealth of Independent States countries, except Ukraine. In February 1998, we acquired the ownership interest of our former partner, thereby making Sovam Teleport a wholly owned subsidiary. Sovam Teleport was dissolved upon its merger into TeleRoss in November 1999. The Data and Internet Services division of TeleRoss has absorbed our acquisitions of Internet Service Providers in Russia. In April 2000, we acquired 51% of KIS, an ISP in Nizhny Novgorod, which is part of our Data and Internet Services division. In April 2002, we increased our ownership in KIS to 56% and in August 2002, KIS, along with Teleross Nizhny Novgorod were merged into the operations of ADS.

         In June 2001, we completed the purchase of 100% of a leading ISP, ZAO Cityline ("Cityline"), together with 51% of Ekaterinburg-based ISP, OOO Uralrelcom ("Uralrelcom"), and 100% of PTK. Cityline's subscribers in Moscow, St. Petersburg, Nizhny Novgorod, Tyumen and Kaliningrad are in the process of being absorbed into the Data and Internet division of TeleRoss operations. These acquisitions allowed us to increase our regional dial-up Internet presence and increase our access to dial-up capacity in Moscow, as well as provide numbering capacity and access lines for our CLEC Services division. These acquisitions have been integrated into our Data and Internet Services division, under the ROL brand.

         Long Distance Services division of TeleRoss (formerly TeleRoss operating company). Our wholly owned TeleRoss operating company and our TeleRoss regional ventures historically constituted our Long Distances

     Services Division. Prior to January 1998 we held 50% ownership interests in fourteen regional joint ventures that offered domestic long distance services. The TeleRoss operating company holds the applicable operating licenses to offer pan-Russian domestic long distance services and thereby controls rates and tariffs, billing and collections for all regional ventures. Since January 1998 we have been acquiring our partners' ownership interests with the goal of transforming the joint ventures into branches of TeleRoss. In 2001, TeleRoss converted four of its regional ventures into branches and added a branch in one new region. While we have significant influence within those that are 50:50 joint ventures, decisions, including the decision to declare and pay dividends, are generally subject to our partners' approvals. TeleRoss also directly controls the activities related to remotely-located very small aperture terminal (VSAT) satellite customers.

     Golden Telecom (Ukraine). We owned 69% of Golden Telecom LLC, Ukraine ("Golden Telecom (Ukraine)"), which consists of two business units, Golden Telecom BTS and Golden Telecom GSM until August 2002 when we purchased the remaining 31%. After this purchase, we now own 100% of Golden Telecom (Ukraine) and have full operational and management control over the Ukrainian operations. Prior to our IPO, we owned 75% of GTS Ukrainian TeleSystems LLC which in turn owned 49% of Golden Telecom (Ukraine). At that time we also owned an additional 20% interest in Golden Telecom (Ukraine) through two wholly owned subsidiaries. As part of the IPO, an affiliate of ING Barings contributed its 25% interest in GTS Ukrainian TeleSystems LLC to a wholly owned subsidiary of Golden Telecom, Inc. and received as partial consideration 420,000 newly issued shares of our common stock. An additional 30,000 shares of our common stock were issued as final settlement to the affiliate of ING Barings on March 1, 2000. In February 2000, Golden Telecom Ukraine acquired 99% of Sovam Teleport Ukraine, which has been integrated into the Data and Internet Services division within Golden Telecom BTS. The remaining 1% of Sovam Teleport Ukraine is owned by SFMT-Rusnet, Inc., a wholly owned subsidiary of Golden Telecom, Inc. Issues concerning the operations of Golden Telecom (Ukraine) are discussed in Item 3 Legal Proceedings.

     Sovintel. Sovintel was established in 1990 as a provider of international voice services in Moscow. We owned 50% of Sovintel, and Rostelecom, the national long distance carrier, owned the remaining 50% until September 2002 when we purchased the remaining 50% of Sovintel. As a result of this purchase of the remaining 50% of Sovintel previously owned by Rostelecom, we now own 100% of Sovintel and have full operational and management control over Sovintel's operations. We plan to merge the existing operations of TeleRoss into Sovintel in 2003.

     MCT Corp. In December 2000 we contributed Vostok Mobile B.V., the entity that holds our Russian mobile properties, to MCT in exchange for an equity interest of approximately 24% in MCT. MCT has ownership interests in 18 mobile operations throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations of Vostok Mobile or MCT, although we have one seat on the Board of Directors of MCT. At December 31, 2002 we owned approximately 23% of MCT. In the second quarter of 2002, we recorded a write-off of an amount corresponding to our equity in MCT's losses, not exceeding the carrying value of our investment in MCT.

    The following table summarizes the four service groups through which we currently conduct our operations:

SERVICE GROUPS                                                           REGION OF OPERATIONS
--------------                                                           --------------------
CLEC SERVICES:
 CLEC Services division of TeleRoss (including the CLEC Services         Moscow and Nizhny Novgorod
 division of ADS)................................................
 CLEC Services division of Golden Telecom BTS....................        Kiev and Odessa, Ukraine
 Sovintel........................................................        Moscow and St. Petersburg
DATA AND INTERNET SERVICES:
 Data and Internet Services division of TeleRoss (including the
 Data and Internet Services division of ADS, Cityline
  and Uralrelcom)................................................        Russia and the Commonwealth
                                                                         of Independent States
 Data and Internet Services division of Golden Telecom BTS.......        Ukraine

LONG DISTANCE SERVICES:
 Long Distance Services division of TeleRoss.....................        Russia
 TeleRoss ventures (branch, wholly-owned and joint ventures).....        15 cities in Russia

MOBILE SERVICES:
 Golden Telecom GSM..............................................        Kiev and Odessa, Ukraine

CUSTOMER BASE

    We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 19% of our consolidated revenues for the year ended December 31, 2002. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 12% of our consolidated revenues for the year ended December 31, 2002. No other customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2002. We provide services to our largest customer, Vimpelcom, pursuant to agreements which specify the service levels for this customer and the tariffs that we charge for these services.

    Our principal customer segments are:

    Corporate Network Customers. Corporate network customers are typically large multinational or Russian and Ukrainian companies which require the full range of voice and data and Internet services in several cities across Russia, Ukraine and other countries of the Commonwealth of Independent States. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and the ability to design, install and maintain local area and wide area networks. These customers are willing to make longer-term commitments to integrated one-stop providers in exchange for higher levels of service.

    Corporate End-Users. Corporate end-users are foreign and Russian enterprises with centralized operations, either in Moscow, Kiev or in the regions. These corporate end-users also require a full range of voice and data and Internet services, but are more likely to purchase distinct services from separate suppliers based on price. We attempt to acquire business from corporate customers by providing superior technology and service levels at competitive pricing.

    Small and Medium Enterprises ("SME"). We define small and medium enterprises as those business customers that require a full range of voice, data and Internet services and generally have monthly billings of less than $2,000.

    Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including other Moscow overlay operators, alternative regional fixed-line operators and the local operators, which we refer to as the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes can be large. Voice telephony is a commodity for customers in this segment.

    Cellular Operators. Cellular operators purchase large quantities of local numbering capacity in Moscow to resell to their customer's. Price and availability are the primary factors in their purchase decision.

    Mass Market. We define the mass market as those customers who utilize calling cards or dial-up Internet access. This market segment is price-sensitive, but quality of service is also important, particularly in the Internet access market. Such services are predominately provided on a prepaid basis. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.

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

    CLEC SERVICES:

CLEC SERVICES DIVISION OF TELEROSS

    The CLEC Services division of TeleRoss operates an integral part of our competitive local exchange carrier services in Moscow. Its infrastructure is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges allowing it to deliver traffic within the local public network. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have constructed the infrastructure necessary to support 150,000 ports, each corresponding to a unique telephone number. In June 2001, we completed the acquisition of PTK which provided us with a further 9,999 Moscow numbers and 1,800 access lines for a period of ten years. This numbering capacity and access lines became fully operational early in the third quarter of 2002. We allocated the numbering capacity and 800 access lines to our CLEC Services division. The balance of the access lines was allocated to dial-up Internet.

    The CLEC Services division of ADS constructed network infrastructure to support 17,000 city telephone numbers registered to ADS in Nizhny Novgorod, Russia's third largest city.

Services and Customers

    Local Access Services. This division of TeleRoss provides carriers with ports and interconnectivity to the Moscow city telephone network through our local gateway. Access to the Moscow city telephone network through our network provides customers with a high-quality network that supports a broad range of offerings. CLEC services are complemented by additional value added services such as conference call facilities, unified messaging and call forwarding.

    The division's customers primarily consist of cellular operators, including Vimpelcom, and fixed-line operators, including MacOmnet.

Marketing and Pricing

    For each port, customers generally have paid a one-time port fee, a flat monthly fee and per minute charges based on usage. However, recent pricing trends are reflected in an increased emphasis on per minute charges based on usage, rather than on port fees.

Competition

    The division's main competitor is MTU-Inform, a Moscow City Telephone Network affiliate, which is controlled by Sistema Telecom.

CLEC SERVICES DIVISION OF GOLDEN TELECOM BTS

    The CLEC Services division of Golden Telecom BTS, our largely Kiev-based competitive local exchange carrier, has constructed and owns a 205 kilometer fiber optic network that is interconnected to the local public telephone network in Kiev and to our international gateway. Since the opening of our mobile service operation in Odessa in 2001, we have expanded our CLEC service offerings into Odessa, targeting business clients. In the third quarter of 2002 Golden Telecom Ukraine ("GTU") started to offer CLEC and pre-paid voice over IP services in Dnepropetrovsk and plans to launch its operations in additional major metropolitan areas in Ukraine. As of December 31, 2002, Golden Telecom BTS serviced over 10,000 telephone lines for business customers.

Services and Customers

    Local Access Services. Local access services are provided to business customers through the connection of the customers' premises to Golden Telecom BTS's fiber network, which interconnects to the local public switched telephone network ("PSTN") in Kiev.

    International and Domestic Long Distance Services. Golden Telecom BTS terminates incoming traffic for foreign operators destined for Golden Telecom BTS's customers in Kiev, Odessa, and most other major metropolitan areas in Ukraine, through its gateway switch in Kiev. Our incoming international traffic is also terminated into other operator networks, with which settlement agreements have been entered into. These other operators are limited to national cellular operator networks and networks belonging to Ukrtelecom, the state monopoly operator. At the end of 2002 GTU signed a new settlement agreement allowing incoming international traffic termination to Ukrainian PSTNs via Ukrtelecom's network. Outgoing international traffic is routed through Golden Telecom BTS's international gateway to international operators using least-cost routing.

    Golden Telecom BTS offers domestic long distance services throughout Ukraine through interconnection with Utel and through its own channels leased between major Ukrainian cities. Golden Telecom BTS holds an intercity operator's license allowing it to offer domestic long distance services directly and is interconnected in major Ukrainian metropolitan areas to facilitate this offering.

    The customers for this division primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators.

Marketing and Pricing

    While emphasizing the quality and reliability of its services, Golden Telecom BTS positions itself as a price competitive service provider to businesses. Sales to our customers are made directly through our sales force and indirectly through alternative distribution channels. The sales organizations are also utilized by our Data and Internet Services division and consist of fifteen account managers in Kiev, four in the regions of Ukraine and five indirect sales managers. Alternative distribution channels are primarily built through agent networks comprising IT system integrators, telecom and computer equipment distributors, and mobile services retail dealers, as well as through agent contracts with business centers. Additionally, two sales managers are responsible for sales to domestic carriers and one for sales to international carriers.

    We have recently adopted a more aggressive pricing policy for corporate end users in order to stimulate higher revenue growth. As a carrier for other telecommunications operators, Golden Telecom BTS also offers a more attractive pricing structure than the incumbent operators in order to attract cellular and smaller CLEC's.

Competition

    In Kiev, Golden Telecom BTS competes with Ukrtelecom, the incumbent operator, Utel, and a number of other CLEC's including, Citius, Optima, Citel. Golden Telecom BTS believes that because of its early market entry and its ability to provide international, domestic and local access, it has a leading position in the high-end segments of the corporate market.

    In other major metropolitan cities in Ukraine, Golden Telecom BTS competes with several other CLEC's, the most significant are Optima, Velton, Farlep and CSS. Golden Telecom BTS is entering regional markets based on its advantage of integrated voice, Data and Internet offerings and providing high quality services to the business clients.

    In Ukraine, the carriers carrier market is dominated by Utel, with Kyivstar, Farlep and Optima emerging as competitors in 2002. Golden Telecom BTS is seeking to increase its share of this market by further development of relationships with existing carrier clients by providing them with Internet, Data and value added services, and by interconnecting emerging CLEC's.

SOVINTEL

    Sovintel is a competitive local exchange carrier that owns and operates a fully-digital overlay network in and around Moscow. Sovintel has a growing network in St. Petersburg that is interconnected to Sovintel's and TeleRoss' Moscow network to support new business customers and Sovintel's Moscow clients. Sovintel services over 208,000 telephone numbers for business customers and cellular providers.

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

     When an international call is placed to one of Sovintel's customers which has been assigned a number acquired from and serviced by the independent local exchange providers, such as the CLEC Services division of TeleRoss or MTU-Inform, the calling party has the option of dialing through either the public city code (095) or Sovintel's exclusive non-geographical area code (501). A non-geographical area code is an access code to a telephone network which is not bound to a geographical area. When a caller chooses to dial through the
(501) non-geographical area code, the call is connected directly to Sovintel's dedicated network and can thereby avoid the frequently congested public international and domestic long distance networks. Sovintel receives a settlement from international carriers for calls routed through its (501) non-geographical area code. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through Sovintel's (501) non-geographical area code, or through least-cost routing. Sovintel attempts to direct international traffic through particular foreign operators so as to balance Sovintel's settlements paid to and received from foreign operators. Thereafter, Sovintel directs all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

    Data Services. Sovintel provides high-speed data services through an interconnect agreement with the Data and Internet Services division of TeleRoss and through its own city data network. These services include a private line service, a voice and data integrated services digital network (ISDN) connection, Internet, frame relay and asynchronous transfer mode service. Private line channels, which are provided over dedicated leased lines, are principally used by customers with high-volume data traffic needs, including financial institutions, large multinational companies and data service providers.

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

Marketing and Pricing

    Sales to customers are made through a direct sales force consisting of 57 account managers in Moscow and St. Petersburg, supervised by an expatriate commercial director. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and user training. Sovintel offers one of the broadest ranges of products among independent providers, and releases new products and enhancements to existing products in order to strengthen its market position. In addition, Sovintel trains its employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe Sovintel has earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.

    Sovintel prices its services at a premium to those offered by the incumbent local operator and competitively with other alternative service providers within the market. Sovintel offers volume discounts to its customers for exceeding certain defined revenue thresholds. Although Sovintel publishes standard tariffs, currently it does not require regulatory approval to change its tariffs.

Competition

    Sovintel competes principally on the basis of price, network quality, customer service and range of services offered. While Sovintel has a leading position in the corporate market, it faces significant competition from other service providers, including:

    o Comstar, a joint venture between Metromedia International Group, Inc. and Sistema Telecom;

    o   Combelga, a joint venture between Telenor and Comincom;

    o   Moscow City Telephone Network, the incumbent operator in Moscow;

    o MTU-Inform, an affiliate of Moscow City Telephone Network, both currently controlled by Sistema Telecom;

    o TelMos, a joint venture among Moscow City Telephone Network, Rostelecom and Sistema Telecom;

    o Petersburg Telephone Network, the incumbent local operator in St. Petersburg; and

    o Peterstar, an affiliate of PLD Telekom; a subsidiary of Metromedia International Group, Inc.

In addition to CLEC services, all the companies listed above provide Internet solutions, and some also offer limited data transmission.

    DATA AND INTERNET SERVICES:

DATA AND INTERNET SERVICES DIVISION OF TELEROSS

    The Data and Internet Services division of TeleRoss provides data transmission services, dedicated and dial-up Internet access, news and information services. We use leased capacity on land and satellite-based networks to provide these data services in 149 points of presence to create wide area networks. International connectivity outside the CIS is provided through agreements with operators such as AT&T, Infonet, WorldCom, Sprint, and Cable & Wireless. Through reciprocal cooperation agreements with these international operators, the division provides end-to-end, international connectivity to its Russia and Commonwealth of Independent States-based customers. This division targets appropriate services to customers through Business Services initiatives and Consumer Services initiatives, as follows:

Business Services and Customers

    Data Transmission Services. The Data Services division of TeleRoss offers traditional and high-speed data communications services, using frame relay, X.25, asynchronous transfer mode and Internet protocol technologies, to business customers who require wide area networks to link computer networks in geographically dispersed offices. Its major customers are large multinational corporations, financial institutions and small and medium-sized Russian enterprises. These customers require an integrated product offering, including network access and hardware and software solutions featuring installation, configuration and maintenance.

    Private Line Services. This division provides private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for voice and data applications.

    Information Services. We offer a variety of information services addressing the needs of professional markets. Today, these services address primarily the banking and financial industries with products providing access to S.W.I.F.T., Reuters, Bloomberg and MICEX (Moscow Inter-bank Currency Exchange).

    Dedicated Internet Services. We offer a dedicated Internet access service through our access and backbone networks. We provide our business customers with dedicated access to the global Internet.

    Value-Added Services. We offer an increasing range of value-added services such as web hosting and Internet Protocol, or IP, based Virtual Private Networks and we intend to increase our market position in these services to other Internet related products and services. Our Managed Data Center continues to be the leading hosting center in Russia. We enjoy strong sales synergies between our Managed Data Center products and our IP transit sales efforts.

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

Consumer Services and Customers

    Dial-up Internet Services. We offer dial-up Internet services through our ROL (formerly Russia-On-Line) Internet service, which commenced Internet services in 1995. At that time it was branded under the name Russia-On-Line, but during 2002 and as a result of the integration of acquired ISPs who operated under different brand names, we have begun to use the brand ROL. ROL was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. In addition, the company has added vertical Internet portals covering many topics, including entertainment, education, computer-gaming and communications specifically for the Russian mass-market.

    Our dial-up access services are delivered in the regions through our domestic long distance infrastructure, which provides customers with access to the Internet and an array of proprietary Russian language information services. We have discontinued our support for an English language based portal as the Russian language based market has expanded. Also, our ongoing expansion into the regions of Russia, has created further openings for Russian language based web services. ROL is the only nationwide dial-up ISP in Russia.

    The consumer dial-up access market continued its dramatic growth during 2002, not only in Moscow, but also in the regions of Russia. As of December 31, 2002 Golden Telecom, Inc. had a subscriber base of over 242,000 active subscribers. In addition, ROL continued its expansion into the regions of Russia and into the CIS countries, now covering 63 cities with its dial-up access. ROL currently utilizes three STM-1 fiber optic connection's to the international world-wide-web and multiple one-gigabit ethernet fiber optic connections to the Russian telecommunications network. These multiple one-gigabit ethernet connections were the first to be added by an ISP to the Russian Internet and were deployed to greatly improve the quality of services generally available in the Russian market, through significant capacity and corresponding redundancy. The consumer dial-up Internet access service has seen decreased utilization rates over the last year as subscribers have decreased the number of hours spent online from approximately 30 hours to approximately 25 hours per month.

    We will continue to strengthen our dial-up Internet access service in the main metropolitan areas we serve and augment with further expansion into the Russian regions.

Marketing and Pricing

    The Data and Internet Services division of TeleRoss and the Long Distance Services division of TeleRoss, share a dedicated sales force in Moscow and St. Petersburg, consisting of approximately 50 sales and account managers. In addition to direct sales, our dial up Internet access packages are distributed in Moscow through large retailers. In the Russian regions, TeleRoss and its venture partners market the Data and Internet Services division's data product portfolio to help build cooperation with our local joint venture partners, who do not have the capability to offer a comparable range of data services, and to increase the customer base of both the Data and Internet Services and Long Distance Services divisions of TeleRoss.

    We price data services on a two-tier structure with high-volume users generally negotiating a monthly flat-rate fee and lower volume users paying a volume-based fee. Dial-up and dedicated Internet access customers pay a fixed monthly access charge plus an additional volume-based fee in an increasingly competitive market. We offer a series of prepaid cards, which entitle the holder to utilize a certain amount of hours of dial-up Internet access. We continue to distribute these cards nationwide in Russia through a two-tiered distribution network of large distribution services and dealers. In some regions of Russia a number of the larger distributors are TeleRoss regional ventures. In addition, we maintain a partner network in regions where TeleRoss services are not directly available or do not complement the local environment.

    In 2002, we entered into a peering agreement with two other tier 1 Russian ISP's. According to the terms of this agreement, all Russian ISP's requiring access to these networks will have to pay traffic charges whereas previously all peering was free. As a result, we will be able to earn additional revenue from our infrastructure investments in Russia while improving our competitive position via other IP access providers.

Competition

    Equant and RTKom, a subsidiary of Rostelecom, are our primary competitors in the data services market. MTU-Intel, a subsidiary of MTU-Inform, is the division's primary competitor in the Internet service provider market in Moscow.

DATA AND INTERNET SERVICES DIVISION OF GOLDEN TELECOM BTS

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

    Information Services. We offer access to a variety of information services addressing the needs of key professional markets. The Data and Internet Services division of Golden Telecom BTS provides conduits to airline reservations systems, as well as, financial and banking services (S.W.I.F.T) and news services (Reuters) in Ukraine. A data center provides server co-location services for news and financial service providers.

    Voice over Data Services. This division intends to be a leading provider of voice over data services in Ukraine. Despite introduction of State regulated prices in 2002 our pre-paid cards and our VoIP product introduced under the brand "Allo!" maintained its market share in Kiev and Odessa providing an alternative international calling solution for corporate and mass market customers. This service has proved to be popular in the Ukrainian market and will continue to offer growth opportunities, especially as Golden Telecom BTS fulfills its expansion plans launching the service in two additional metropolitan cities in Ukraine.

    Dial-up Internet services. This division offers dial-up Internet access to customers under the "SvitOnline" brand. Currently the division has in excess of 15,000 active subscribers, which includes some corporate customers.

    Customers of Data and Internet Services division primarily consist of corporate network customers, corporate end-users, fixed-line operators and cellular operators. Internet services under the SvitOnline brand are also provided as a mass marketing offering with dial-up and pre-paid cards.

Marketing and Pricing

    While emphasizing the quality and reliability of its services, this division positions itself as a price competitive service provider to businesses. Sales to our customers are made directly through our sales force and indirectly through alternative distribution channels. Additionally, we have four account managers, who handle mass-market service offerings, although this segment will become less significant over time as the primary strategy is towards the business customer.

    Golden Telecom BTS has adopted an aggressive pricing policy for corporate end users in order to stimulate higher growth. Golden Telecom BTS is a fast growing Internet service provider for businesses in Ukraine in terms of both market share and sales revenues due to highly competitive offers for bundles of voice and Internet services. As a carrier for other Internet service providers, Golden Telecom BTS offers an attractive pricing structure combined with certain distinctive access products and, therefore, expects to hold to its significant market share in this segment, especially in the regions of Ukraine. An increase in market share in data services is expected through the continued sale of international private line connections, international frame relay connections, and national corporate networks.

Competition

    In Kiev, this division competes with Infocom, a majority state-owned operator, a new aggressive entrant, Datacom, two other large Internet service providers, IP Telecom and Lucky Net, and several smaller Internet service providers. Golden Telecom BTS ensures its competitiveness on the corporate networks market by providing excellent geographical coverage, high quality circuits and professional service. It also links with certain IT system integrators to offer complete solutions for corporate networks. Golden Telecom BTS' competitiveness in the Internet market is being defended by focusing on a strategy to provide the best value and quality Internet services for business.

    LONG DISTANCE SERVICES:

LONG DISTANCE SERVICES DIVISION OF TELEROSS

    The Long Distance Services division of TeleRoss operates a pan-Russian, domestic long distance network and, in cooperation with sixteen regional joint ventures and branches, is a provider of local access, international and domestic long distance services in the cities where the joint ventures and branches are located. The network is comprised of leased intercity fiber optic cable and leased satellite capacity, regional earth stations and VSATs supporting our long distance activities, with termination through our own last-mile networks. Joint venture partners provide local access in the cities where regional joint ventures operate.

Services and Customers

    Public Switched Voice Telephony Services. The division provides switched voice services to its customers through local city switches connected to its earth stations and leased intercity fiber optic lines. When a customer in one of the sixteen operating regions makes a domestic long distance or an international call, it is typically transmitted first to our Moscow hub by fiber or satellite transmission facilities. The call is then connected to the customer's destination through a terrestrial line that TeleRoss operates, through the Rostelecom network, or, for international calls, through our Sovintel international gateway.

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

Marketing and Pricing

    The Long Distance Services division of TeleRoss and its regional ventures typically employ a direct sales force to market to corporate end-users. This sales force is combined with the Data and Internet Services division and consists of approximately 48 sales and account managers. In addition, a team of three regional sales managers is responsible for supporting the regional sales force and maintaining relations with our regional partners. We have introduced sales incentive plans to the regional joint ventures, but TeleRoss depends on these ventures to implement these plans.

    TeleRoss' regional ventures are increasingly driven by their corporate network customers, who require uniform solutions for their wide area networks. While pricing remains a factor, this customer segment places more value on network coverage, reliability and ability to design, install and maintain local area and wide area networks. These customers often require integrated solutions, including data services to connect different offices. Local telcos often cannot provide the required solutions.

Competition

    Rostelecom and Equant are the principal competitors to the Long Distance Services division of TeleRoss. Rostelecom provides similar services in all regions where we operate. Equant provides integrated voice and data services in a limited number of regions. The local telcos are also competitors however they are not strong competitors in the markets we target.

    MOBILE SERVICES:

GOLDEN TELECOM GSM

    Golden Telecom GSM operates a cellular network using GSM-1800 cellular technology in Kiev and Odessa, where its network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM began cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to the overall decline in our mobile revenues. In 2002, we reassessed alternative strategies for our mobile operations, and currently we are working towards refocusing our mobile operations as an additional service offered by business services operations to corporate clients.

Services and Customers

    Mobile Services. Golden Telecom GSM provides two types of mobile services to its clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international access and value-added services such as voicemail, call forwarding, and conferencing. International roaming services with 86 operators in 51 countries are available to customers who subscribe to the expanded service offering.

    Golden Telecom GSM's customers consist of a broad spectrum of private and corporate users representing primarily the high-end mass market and business customer segments.

Marketing and Pricing

    Golden Telecom GSM's network has the widest frequency bandwidth allocated to any cellular operator in Kiev, allowing it to deploy a high quality network throughout the city and thus market itself as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, Golden Telecom GSM focuses on providing a flexible and competitive tariff structure. Golden Telecom GSM targets two markets for its services. The subscription service is marketed as a high-quality service to private and business users providing clients with flexible tariff plans and a variety of value-added services. Golden Telecom GSMs main marketing initiatives in 2002 included offering two new tariff plans. The first plan offers an unlimited amount of local calls for a relatively high monthly subscription fee, while the other plan is a price per minute for local calls depending upon the total volume of calls. These initiatives were undertaken in the second quarter of 2002 and allowed Golden Telecom GSM to achieve a substantial increase in contract subscribers, and to utilize existing network resources more efficiently. Our intention is to gradually reduce the pre-paid services offering targeted at younger, entry-level users and to offer them mobile services without fixed contracts or monthly bills.

Competition

     The Ukrainian cellular market is highly competitive. Ukrainian Mobile Communications ("UMC"), Kyivstar GSM ("Kyivstar") and Ukraine Radio Systems ("URS") operate GSM-900 networks in Kiev. UMC and Kyivstar offer nationwide coverage in major metropolitan cities within Ukraine and have recently begun deployment of GSM-1800 services. UMC also operates a NMT-450 network throughout Ukraine. DCC operates an AMPS-800 network in Kiev, Donetsk and other regions in Ukraine. By the end of 2002 the Ukrainian mobile market reached 3.7 million subscribers with UMC and Kyivstar together holding more than 95% of the market.

    At the end of 2001, we reassessed our plans for our mobile business and as a result we recorded an impairment charge of $10.4 million on the carrying value of the long-lived assets of this division. Additionally we commenced the implementation of a cost reducing program and started refocusing our mobile operations as an additional service offered by business services operations to corporate clients. In line with the reassessed business strategy in 2002, Golden Telecom GSM experienced a 13% decline in active subscribers followed by an 8% decline in ARPU. At the same time, our minutes of use per active subscriber increased by 46% due to the repositioning of the high-end and corporate subscriber base.

This completes our discussion of our operating divisions.

    We also hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 18 mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an investment and are not actively involved in the day-to-day management of the operations.

ACCESS TO PUBLIC FILINGS

     Golden Telecom, Inc. provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on For 8-K, and amendments to these reports filed with the Securities and Exchange Commission ("SEC") under the 1934 Act. These documents may be accessed free of charge on the Golden Telecom, Inc.'s website at the following address: http://www.goldentelecom.com. These documents are provided as soon as is practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC's website at http://www.sec.gov.

EMPLOYEES

    On December 31, 2002, we and our consolidated subsidiaries employed a total of 1,708 full-time employees and our joint ventures, excluding MCT, employed 104 full-time employees. On December 31, 2001, we and our consolidated subsidiaries employed a total of 1,243 employees and our joint ventures employed 536 full-time employees. Included in the number of full-time employees were 12 and 16 expatriates as of December 31, 2002 and 2001, respectively.

    We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

OUR LICENSES AND NETWORK FACILITIES

SIGNIFICANT LICENSES.

Our subsidiaries and ventures hold the following licenses in Russia and Ukraine, which are materially significant to their operations:

Switched Voice Services. In Russia, we hold several licenses for switched services. Sovintel holds five such licenses. One license was issued to Sovintel by the Ministry of Communications and authorizes Sovintel to provide local, intra-zonal, intercity and international telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on March 17, 2008. Another license authorizes the provision of the same services in different regions and expires on July 20, 2005. Three other licenses authorize the provision of the same services in other Russian regions and expire on February 15, 2006, October 4, 2006, and October 4, 2007, respectively. On April 27, 2000, a five-year license was reissued to TeleRoss for provision of local and intercity services in forty-four regions including the cities of Moscow and St. Petersburg. This license allows our networks in these regions to interconnect with the local public network.

    In Kiev, Ukraine, we hold four licenses for provision of overlay network services, including local, domestic long distance and international long distance services, in the name of Golden Telecom LLC Ukraine. One license authorizes the provision of intercity telephone services to all regions of Ukraine and international telephone services in several regions of Ukraine, including Kiev and Odessa. It expires on December 31, 2013. Another license authorizes the provision of local and long distance services nationwide. This license expires on December 31, 2007. Two more licenses authorize the provision of intercity and local telephone services in several Ukrainian cities. These licenses expire on January 28, 2014 and January 28, 2009, respectively.

Leased Circuits. On April 9, 1999 TeleRoss was issued a five-year license to lease local, intercity and international circuits in forty-two regions of Russia, including Moscow and St. Petersburg. On April 27, 2000 TeleRoss was issued a five-year license to lease local and intercity circuits in forty-three regions of Russia, including Moscow. Sovintel holds six licenses to provide local, intercity and international circuits in a number of regions of Russia, including Moscow and St. Petersburg which expire on April 16, 2004, July 20, 2005, February 15, 2006, July 5, 2006, October 4, 2006, and October 4, 2007,
respectively.

Data Services. On April 9, 1999 TeleRoss was granted a five-year license to provide data transmission services via a dedicated network to seventy-four regions covering a large portion of Russia. The license permits TeleRoss to interconnect with other data transfer networks in Russia. Six similar licenses were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are through June 26, 2003, April 16, 2004, July 20, 2005, February 15, 2006, October 4, 2006, and October 4, 2007, respectively. PTK was granted a five-year data transmission license for Moscow and the Moscow region. This license expires on May 18, 2006.

Local Access Services. The five-year license issued to TeleRoss on April 27, 2000 authorizes TeleRoss to provide local telephone service to 150,000 subscriber local access lines in Moscow and 22,100 subscriber local access lines in various regions of Russia. On April 2, 1999 TeleRoss was granted a five-year license to provide local telephone services to 100,000 subscriber local access lines in Moscow and the Moscow region. PTK was issued a license to provide local telephone services to 10,000 subscriber local access lines in Moscow. This license expires on November 10, 2010.

Telematics Services. A five-year license was granted to TeleRoss on April 9, 1999 to provide telematics services for subscribers in Moscow. A similar five-year license was granted to TeleRoss on April 7, 2000 for subscribers in seventy-three regions of Russia. Six similar licenses were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through June 26, 2003, April 16, 2004, July 20, 2005, February 15, 2006, October 4, 2006, and October 4, 2007, respectively. Cityline holds a five-year license to provide telematics services in Moscow, St. Petersburg and in the Moscow, Leningrad and Kaliningrad regions. This license expires September 18, 2003. PTK was granted a five-year license to provide telematics services for subscribers in Moscow and the Moscow region. This license expires on March 15, 2006.

     Following the merger of TeleRoss into Sovintel, TeleRoss will cease to exist as a legal entity and its licenses will be cancelled. Sovintel has received licenses on substantially the same terms as those which are currently held by TeleRoss.

Mobile Services. Golden Telecom (Ukraine) holds an operating license for mobile services in Kiev and the Kiev region, which expires on December 31, 2007. The associated frequency licenses expire on July 31, 2013 and July 7, 2014. In addition, Golden Telecom (Ukraine) received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until January 28, 2009, as well as a frequency license for Odessa and the Odessa region valid until January 19, 2010. Golden Telecom (Ukraine) also holds a relay license for Kiev and the Kiev region, which expires on January 25, 2005 and for the Odessa region, which expires on August 2, 2015.

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

Metropolitan Area Networks

    In Moscow, St. Petersburg, Nizhny Novgorod and Kiev we operate metropolitan area networks ("MAN"s) through the CLEC Services Division of TeleRoss, Sovintel, PTK, ADS and Golden Telecom (Ukraine). In each of these locations, we own or lease local access lines and private branch exchanges ("PBX"s), local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone.

    Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow city public telephone network. The elements of this Moscow MAN operated by the CLEC Services division of TeleRoss and Sovintel include the following facilities:

    o Access lines supporting over 210,000 local numbers and 50,000 '501' non-geographical are code numbers connecting more than 2,500 buildings to more than 550 PBXs. These PBXs are often located on customer premises to distribute advanced telephony services in those premises to the end-users. These PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network;

    o A network consisting of 2 Nortel DMS100, 2 Siemens EWSD, 1 Nokia DX200 and 1 Ericsson AXE10 local and local-combined switches together with 16 major Nokia Meridian 1 hub represent the backbone of our local and long distance switching network. The hub PBXs act as traffic aggregators for our 550 PBXs located in customer premises. One Siemens EWSD switch and the Nokia DX200, with 150,000 operational local numbers, are interconnected to the local public switched telephone network via our backbone fiber optic network and leased channels;

    o Approximately 2,200 kilometers of fiber optic backbone and access network using Synchronous Digital Hierarchy rings and Plesiosynchronous Digital Hierarchy tails. This fiber optic network carries our traffic between all our network elements in Moscow. This network connects us to major office buildings, hotels, business centers, and factories and is co-located with 22 central offices of Moscow City Telephone Network, where we have access to copper wire facilities. The copper wire facilities are used in circumstances where a customer's requirements do not justify the immediate investment in fiber optic facilities.

        Of this fiber optic backbone and access network, approximately 850 kilometers connects our network switches with over 78 local/tandem switches of the Moscow public telephone network and Rostelecom's long distance and international network to provide full interconnectivity; and

    Sovintel and the Data and Internet Services Division of TeleRoss provide local access for its data service offering in Moscow generally using the same intra-city transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks in cases where our data customers are not otherwise on our network. In these circumstances, involving approximately 25% of our Moscow data customers, we lease local access from Moscow City Telephone Network, Combelga, Macomnet, Golden Line and other competitors. Thus, our customers for data services may use the same local access as provided by their voice service providers.

    Sovintel's and TeleRoss' St. Petersburg network consists of a Siemens EWSD tandem, local and long distance switch, interconnected to the St. Petersburg public telephone network through St. Petersburg City Telephone Network and Petersburg Transit Telecom Network, with capacity for 10,000 local numbers, and more than 65 PBXs that are installed on customer premises and within business centers. We have constructed approximately 570 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network. This is also used by TeleRoss's data and IP network and complemented with STM-4 capacity on our international cable system. We also provide Internet access in St. Petersburg over a dial-up access network with approximately 2,000 access lines for residential users, and an Asymetric Digital Subscriber Loop (ADSL) services in cooperation with another local ISP for high speed access.

    ADS' Nizhny Novgorod network has an installed capacity of 22,000 local city numbers, of which more than 17,000 are activated, residing on two NEC NAEX switches. This is complemented on the long distance side by a SI2000 long distance switch from Iskratel, and by 15 PBXs on the customer premises and business centers as traffic concentrators. The local transport network consists of approximately 100 kilometers of fiber interconnecting the switches and also serving as the backbone for the date and IP network. Fiber and copper is used for last mile access. Copper is either leased from the local incumbent (Volga Telecom) or constructed by ADS and operated in full ownership (more than 50% of business customers). ADS also provides Internet access over dial-up lines (more than 500) and high speed ADSL services from 13 nodes of the Nizhny Novgorod city network, covering more than 75% of the population of the city.

    In Ukraine, Golden Telecom (Ukraine) operates a voice and data network with 65,000 local numbers in Kiev on a combined local/international and long distance Siemens EWSD exchange, and 10,000 numbers in Odessa, also on an EWSD exchange. The backbone and access network in Kiev is constructed similarly to Sovintel's and TeleRoss's network in Moscow: 4 major hub PBXs concentrate the traffic collected by numerous PBXs at customer premises. All these concentrators are interconnected with a fiber optic network with more than 200 kilometers of fiber, which is also used to access major customers, business centers and other operators. Golden Telecom (Ukraine) also constructed its own copper access network in Kiev which currently has approximately 380 kilometers of 100 pair copper cable, for access to smaller customers. In Kiev and Odessa, Golden Telecom (Ukraine) also uses EWSD technology to supports is GSM customer base, for a total of approximately 40,000 customers. Golden Telecom (Ukraine) also operates a domestic data and IP network, interconnecting more than 25 cities to Kiev. For this, Golden Telecom (Ukraine) leases transport capacity from Ukrtelecom. Golden Telecom (Ukraine)'s network is fully integrated with those of Sovintel and TeleRoss to be able to service customers located in both countries (Corporate Networking Customers). Interconnection to Moscow is provided through international capacity leased from Ukrtelecom and Rostelecom for the direct route (20 mbps) and through Ukrtelecom and various international operators for the route interconnecting Kiev to Moscow via our network in Stockholm (STM-1 capacity). Internet access services are provided to end users in Kiev, Odessa and other major cities through dial-up as well as dedicated access lines.

    Golden Telecom (Ukraine) has received additional local numbering capacity for 8 additional regional cities, including Dneprpetrovsk, Lviv, Kharkov) for a total of 25,000 numbers which will allow Golden Telecom (Ukraine) to expand its activities to these regions. Additional capacity of approximately 100,000 numbers for Kiev and 10,000 numbers for Odessa is also expected.

    We offer combined voice and data services with access to the local public switched telecommunications network (PSTN) in 16 different major metropolitan areas in Russia through our Data and Internet and Long Distance Services divisions of TeleRoss. Depending on the region, we have between 300 to 3,000 local lines in service, for a total combined capacity of more than 10,000 lines. Last mile access to the customers is usually provided through leased copper or fiber optic lines.

    The Data and Internet Services division of TeleRoss also employs dial-up Internet access servers using more than 15,000 dial-up lines in 63 cities in Russia, Ukraine, Kazakhstan and Uzbekistan, allowing our customers Internet access through a local call. This dial-up roaming service is also available in over 80 countries through the international data-roaming entity, GRIC Dial. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and internationally, call a local access number, and access the Internet. This service may further expand with the development of our network.

    We are continuing to review alternative access technologies with technology providers, our partners, and other providers in the Russian Internet market. We are building a premium Internet network for our subscribers, and to this end we were the first to order Gigabit Switch Routers (GSR) from Cisco for the Russian market. Currently we have two of these routers in major traffic points in our network, and we will be expanding, as necessary, with similar or other large-scale technologies in the future. As of December 2002 there were almost 8,000 modems available for access in Moscow, and more than 15,000 modems throughout the ROL network. We are continuing to expand our modem pools as necessary to meet market demands, subject to the limitations of the infrastructures that are currently in place. In all cases, our major backbone links are 100% redundant and provide immediate backup and recovery facilities.

    The hub of our Internet Protocol network is our Managed Data Center in Moscow. This location has redundant power supplies as well as high level security and fire systems. The center was built taking world class standards into consideration. In addition, during 2000, our Network Monitoring Center was completely refurbished to aid in preventative and reactive maintenance of the backbone.

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

    The Data and Internet Services division of TeleRoss uses Nortel asynchronous transfer mode Passport technology for its core data network to provide certain international private line circuits and international data transmission services, such as X.25, asynchronous transfer mode and frame relay and Cisco routers for Internet access. The Data and Internet Services Divisions of TeleRoss and Golden Telecom BTS lease domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, Transtelecom, Ukrtelecom, Rascom and TeliaSonera. International segments of these offerings are provided in cooperation with international operators such as TeliaSonera, Cable & Wireless, AT&T and Infonet. In Ukraine, international outgoing and incoming traffic is similarly routed by Golden Telecom (Ukraine) via fiber optic cable to Cable & Wireless, Utel and Sovintel in Moscow and several other international operators. In addition to their land-based network, the Data and Internet Services and the Long Distance Services divisions of TeleRoss also use satellite transmission to offer the same services between Moscow and other major Commonwealth of Independent States cities such as Almaty, Tashkent, Tbilisi and Baku.

    Additionally we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm from TeliaSonera and its subsidiary companies. In Stockholm, this capacity connects directly to a number of complementary broadband Internet and data networks in Europe and the United States of America. The capacity on the TeliaSonera fiber optic network was acquired on February 7, 2000, through a 10-year lease agreement with an option to renew for 5 years. Initially the equivalent of an STM-1 (155 Mbps) was activated in March 2000 and the capacity was incrementally upgraded to STM-4 (622 Mbps) in August 2000 and to STM-16 (2.4
Gbps) in the first quarter of 2001.

Domestic Long Distance Networks

    TeleRoss developed a land and satellite-based regional network to provide domestic long distance and data services in Russia. Our land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom and Transtelecom. We use this land-based network primarily to serve our regional Data and Internet businesses. This network together with our satellite-based network currently accesses 149 different points of presence across Russia and in certain other large cities in the Commonwealth of Independent States. We may further develop our land-based network to meet the demands of our customers, especially customers in our Data Service division.

    TeleRoss also leases capacity on a satellite transponder (72 MHZ) from Intelsat in accordance with the terms of a five-year lease, which expires in March 2004. The coverage area of this satellite, or "footprint", includes the full territory of Russia and other countries of the Commonwealth of Independent States. Using this leased satellite transponder, TeleRoss serves fourteen Regional Earth Stations (RESs) and 50 VSAT stations across the country. A VSAT is a relatively small satellite antenna, typically 1.5 to 5 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located. TeleRoss's central hub in Moscow interconnects with the Moscow-based international, domestic long distance and local facilities of TeleRoss and Sovintel. TeleRoss also leases 36MHz Ku-band capacity from Intelsat under a five-year lease which expires in 2007. The coverage of this satellite includes the area between Moscow and the eastern-most point of Kazakhstan. This capacity is used by the company primarily in Western Russia, Kazakhstan and Uzbekistan.

    TeleRoss developed land-based technology in parallel with a satellite network for a number of reasons, including the following:

    o Fiber transmission is more suitable for data applications than satellite transmission because of fewer transmission delays;

    o VSAT technology is expensive for customers with high capacity requirements; and

    o There is no "public data network", so we need to establish land-based points of presence in each location where customers require data services.

    Our network utilizes both fiber optic and satellite media depending on the cost effectiveness of a given media. The same technology (i.e. IP, Frame Relay, ATM) can be carried over either media with no discernible difference in quality for the end-user. Combining a satellite and fiber-based network with IP, Frame Relay, and ATM protocols benefits us because they:

    o Create a possibility to carry voice "on net" between multiple locations. This application was not possible with a satellite-only network because the time delays in consecutive satellite "hops" are impractical for efficient communications at multiple locations;

    o Create a possibility to terminate traffic in significantly more points of presence. Points of presence established originally for data services may be extended to carry voice over an interface to a local voice operator, allowing us to extend our service offering to other customers;

    o Improve network resilience both for voice and data networks through the optimal combination of land-based fiber and satellite transport capacity; and

    o Enable us to operate an integrated network over which we could offer voice, data and Internet services.

    We are continually updating our points of presence to carry packet voice in order to carry as much of our intercity voice on our own network rather using those of other carriers, thereby reducing our settlement costs.

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

THE ENVIRONMENTS IN WHICH WE OPERATE

    To facilitate a more complete understanding of our business and our operations, this section provides an overview of some of the key features of the markets where we operate and derive substantially all of our revenue. These overviews focus on our two largest markets, Russia and Ukraine and include:

    o   An overview of the telecommunications markets;

    o   An overview of the political and economic environment; and

    o   An overview of the legal, tax and regulatory regimes.

OVERVIEW OF TELECOMMUNICATIONS' MARKETS IN RUSSIA AND UKRAINE

    The Telecommunications' Market in Russia. Prior to the early 1990s, the telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 incumbent regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local telcos provide local exchange services for customers within their regions, but starting in February 2003 they are obligated to provide access to the international and domestic long distance services. In the incumbent network domestic long distance calls to and from areas outside the local telcos' service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

    The dissolution of the Soviet Union and the collapse of the centrally planned economy reduced the funding available to the local telcos at a time when demand for telecommunications was increasing. The growth in the Russian telecommunications industry since the early 1990s has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by mobile telephony users. The growth in Moscow accelerated as multinational corporations established a presence in the capital and Russian businesses expanded. The formerly state-owned local telcos, however, which generally employed an outdated, dilapidated analog infrastructure, could not support the requirements of high-volume consumers of sophisticated telecommunications services. As a result, the inadequacies of the existing legacy networks constructed during the Soviet era became more apparent. Further, the proceeds received by the Russian government from the privatization of state telecommunications assets were not used for the infrastructure improvements required to meet increased demand. As a result, the Ministry of Communications issued licenses to domestic and foreign funded companies to encourage investment in the telecommunications infrastructure. The licensing structure adopted by the Ministry of Communications directly reflected the areas of the legacy networks in most urgent need of investment. Generally, voice and telephony licenses were issued to provide local access, local exchange, international and domestic long distance services.

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

    In September 1995, the Russian government established Svyazinvest as a holding company for the state's telecommunications assets. Svyazinvest now holds the Russian government's equity interests in all the incumbent local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. The Russian government repeatedly stated that it intends to sell a further 25% minus two shares but has not completed any tenders. In 2000 the government announced a plan to restructure and consolidate Svyazinvest's holdings and in 2002 the reorganization was completed by merging all regional incumbent operators into 7 large interregional companies. Svyazinvest currently owns controlling voting interests in all 7 interregional companies and Rostelecom and owns substantial equity interests in four other local telcos, including Moscow City Telephone Network.

     In 2000, traffic volumes surpassed the levels carried by our network prior to the August 1998 financial crisis in Russia and continued to increase during 2001 and 2002. In 2002, the Russian telecommunications sector demonstrated marked increases in volume and it is estimated that overall sector revenues in Russia in 2002 reached over $6 billion. Alternative service providers, including cellular operators, accounted for over 50% of these revenues.

    The Telecommunications Market in Ukraine. The evolution of the telecommunications sector in Ukraine is similar to that in Russia. The infrastructure is outdated, the industry is inefficient and provides low-quality services, and many tariffs are set as a result of political considerations.

    In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the state monopoly, was considered crucial for raising funds for the state in 2000, several changes in priorities and political positioning has resulted in further delay. To date, only about 7% of the monopoly have been privatized to employees and managers.

    The State Committee of Communications is the regulatory body that oversees the Ukrainian telecommunications industry. In 2001, the Committee also became the 100% owner of Ukrtelecom, the State monopoly. The Committee is responsible for the management of state telecommunications holdings, licensing, and setting tariff regulations. Tariffs for local calls and calls between and within regions are set at levels far below those which would prevail in a deregulated market. Inter-operator tariffs, however, are often set at levels which challenge the ability of competing operators to effectively position themselves against the monopoly operator.

    Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country. Utel, a venture in which Ukrtelecom in 2001 acquired total control from foreign shareholders, is the dominant national and long distance operator. Golden Telecom LLC Ukraine is the primary competitor to Utel in the capital city of Kiev. Ukrtelecom is the holding company for the state's telecommunications interests, including 24 regional local telcos, two municipal telecommunications operators, and the national transmission networks, along with broadcasting, research and satellite assets. The State Committee of Communications has made public statements to the effect that it considers competition a threat to the future privatization of Ukrtelecom, which the Committee owns, and that effective legislation must be introduced and enforced to limit and control the activities of competing operators.

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

OVERVIEW OF THE POLITICAL AND ECONOMIC ENVIRONMENT IN RUSSIA AND UKRAINE

    Russia's Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and an underdeveloped judicial branch. Boris Yeltsin was elected to a second term as President in July 1996 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000.

    Prior to his election to the presidency, President Putin was appointed Prime Minister by former President Yeltsin and confirmed by the Duma on August 16, 1999. Prior to his appointment as Prime Minister, President Putin served as the Head of the Russian Federal Counter-Intelligence Agency and as the Head of the Internal Controls Department of the President's Administration. President Putin has stated that he intends to follow his predecessors' policies but with an increasing emphasis on the fight against corruption and the effective exercise of the power of the state. Mr. Putin has also pursued a policy emphasizing increased cooperation with European powers and the United States.

    With the frequent changes of government in Russia and the other countries of the Commonwealth of Independent States in the 1990's government policies are subject to rapid and potentially radical change. The political and economic changes in Russia over the last twelve years have resulted in significant dislocations of authority. As a result of the frequent turnover at the federal government level, the continuing absence of an effective central government and direct elections at the local level, certain regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal elements have taken advantage of these dislocations. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions. These policies appear to be leading to a reassertion of federal power in the regions but corruption on the local and federal levels remains problematic.

    Russia's Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble's value declined substantially below the 9.5 rubles/US dollar floor set on that date, but in the last year has settled at approximately 31.5 rubles/US dollar. World oil prices have contributed to the recent relative stability of the ruble as the Russian Central Bank has reported hard currency reserves of over $53.1 billion, as of March 24, 2003. According to government figures, inflation has come under relative control since the crises with annual inflation numbers of 84% for 1998, 36% for 1999, 20% for 2000, 19% for 2001 and 14% for the year 2002. Inflation is expected to be in the 12-14 percent range for 2003. Officials estimate that there will be US$ 31.8 billion trade surplus in 2003 and gross domestic product increase of over 4.5% in 2003 as compared to 2002. Further, there has been a steady decline in capital flight since 1998 and this trend is predicted to continue in 2003. These positive economic indicators must be considered in the context of Russia's status as a major exporter of oil and other natural resources and any decline in world oil prices could negatively impact the value of the ruble and the continued development of Russia's economy.

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

     Although President Kuchma has been able to maintain a fair amount of control over policy, power is fairly evenly divided between the president and parliament and consequently major policy decisions are frequently blocked by parties exercising influence or control over the presidential administration or the parliament. Political reform efforts have progressed somewhat during Ukraine's first eleven years as an independent country, but the judicial system lacks independence and its decisions are often influenced or controlled by political considerations.

     Ukraine's Economic Environment. In September 1996, a new currency, the hryvna, was introduced, replacing the temporary karbovanets (coupons) that were in circulation following the country's independence from the Soviet Union. The National Bank of Ukraine, the nation's central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from Parliament. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. In 2002, Ukraine's currency was stable, moving from UAH 5.2985 per US dollar at December 31, 2001 to UAH 5.3324 at December 31, 2002. The hryvna's stability was due in large part to the significant increase in Ukraine's trade surplus in 2002 over 2001. In 2002, the National Bank of Ukraine actively intervened in the market through purchases of hard currency and increased its hard currency reserves to US $4.4 billion by the end of 2002, a 43% increase on 2001. Ukraine achieved GDP growth of approximately 4.3% in 2002 following 9% growth in 2001. The tight monetary policy of the National Bank of Ukraine in 2002 and the stable currency resulted in annual deflation of 0.6% in 2002.

OVERVIEW OF THE LEGAL, TAX AND REGULATORY REGIMES IN RUSSIA AND UKRAINE

    Russia's Legal, Tax and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While the rudimentary legal framework continues to develop, legislation is often inconsistent, contradictory, poorly drafted and unclear. This general characterization is particularly applicable to corporate governance regulations and tax legislation. During 2000, at the urging of President Putin's government, the State Duma approved the first two parts of the revised and reportedly simplified Russian Tax Code. The second part entered into effect as of January 1, 2001 and additional provisions came into effect as of January 1, 2002. Similarly, under pressure from the executive branch, the Duma finally enacted a new Labor Code, which entered into effect in February 2002 and replaced the antiquated Labor Code left over from the Soviet era. Still, ambiguities in the law are exploited by bureaucrats struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary lacks the power necessary to enforce its judgments and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary is not unusual. Hence, in such an environment, contracts are frequently unenforceable in courts of law.

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

    Generally, taxes payable by Russian companies are numerous and substantial. They include taxes on profits, assets and payroll, as well as value-added tax. The recently enacted Tax Code represents an attempt to rationalize the federal tax system. The effect of the new Tax Code on our operations has and should become increasingly evident as the new Tax Code continues to be implemented. We expect an overall reduction in our Russian tax burden and have experienced such reductions over the past two years. For example, from January 1, 2003, under the new Tax Code, taxes calculated on the basis of revenue have been abolished. The maximum unified payroll tax rate which decreased from 38.5% to 35.6% in 2001 remains at 35.6%. From January 1, 2002, the rate of corporate profit tax decreased from 35% to 24%.

    Russian companies within the same ownership group cannot be consolidated, and therefore, each company must pay its own Russian taxes. Because there is no consolidation provision, dividends are subject to Russian taxes at each level that they are paid. Currently, dividends are taxed at 15% and the payor is required to withhold such tax when paying dividends, except with respect to dividends paid to foreign entities that qualify for an exemption under treaties on the avoidance of double taxation. Until recently, the system of tax collection has been ineffective, resulting in the continual imposition of new taxes in an attempt to raise government revenues. Although collection efforts seem to be improving year after year, the continuing possibility of large government budget deficits raises the risk of a sudden imposition of arbitrary or onerous taxes, which could adversely affect us.

    In various jurisdictions, we are obligated to pay value-added tax on the purchase or importation of assets, and for certain other transactions. In many instances, value-added tax paid on purchases can be offset against value-added tax which we collect and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that we are obligated to pay additional amounts of value-added tax. In our opinion, any additional value-added tax which we may be obligated to pay would be immaterial.

    In addition, the new Tax Code authorizes Russia's regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have each established a local sales tax rate of 5 percent.

    Pursuant to the Communications Law and subsequent governmental decrees, the Ministry of Communications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with the Ministry exercising responsibility over the issuance of operator's licenses and the supervision of each of those organs. The State Service for the Supervision of Communications (Gossvyaznadzor), which is now a department of the Ministry of Communications, is empowered to issue certain permits required for network operation and for the importation and use of telecommunications equipment. Gossvyaznadzor conducts periodic inspections to determine an operator's compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to recommend to the Ministry that a license should be suspended or revoked. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

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

    Legislation and normative acts specific to the telecommunications industry provide the regulatory framework that guides our operations. Although a new draft law "On Communications" is circulating through the Duma as of this writing, Russian Federation Law No. 15-FZ of February 16, 1995, "On Communications" currently outlines the regulatory framework for the telecommunications industry. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

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

     It can be difficult and expensive to comply with applicable Russian telecommunications regulations. For example, the Communications Law provides that telecommunications in Russia are confidential and may only be intercepted by a court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the Federal Security Service, a government agency that is responsible for electronic surveillance. SORM requires telecommunications networks to facilitate monitoring of electronic traffic. Many operators and commentators consider that SORM, as applied, is inconsistent with the privacy provisions of the Russian constitution. Full compliance with SORM may be expensive, burdensome and unconstitutional, yet noncompliance with SORM may lead to the administration of fines, penalties or the revocation of our operating licenses.

    A new draft law "On Communications" was provided to the Duma by the government in July 2002. In November 2002, the draft law passed first reading and a working group was established to receive comments. On January 1, 2003, President Putin sent a letter to the Duma with critical comments on the draft law. The second reading of the draft law is expected in April 2003.

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

    As with other former Soviet Republics, Ukraine is plagued with widespread corruption and criminal activity. Until recently, organized criminal groups were very active throughout Ukraine. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. Although we do not believe we have been adversely affected by these activities to date, organized or other crime could in the future have a material adverse effect on our operations and the market price of our common stock.

    After significant legislative changes over the last few years in Ukraine and Russia, the Ukrainian tax regime differs more significantly from the Russian tax regime. The Ukrainian tax regime includes taxes on profits, on payroll, VAT, and special fees and taxes levied against telecommunications operators. In order to stimulate economic growth and broaden the tax base, in 1999 the Government introduced a significant reduction in payroll taxes followed by a subsequent abolition of revenue-based taxes in 2001. At the beginning of 2003, the Ukrainian Parliament adopted amendments to the Profit Tax Law that, among other changes, reduce the profits tax rate from 30% to 25%. The major components of these amendments will come into force in 2004. Further, the government intends to introduce the new Tax Code in 2003 that is expected to generally reduce the existing tax burden on enterprises and individuals. Despite these recent positive changes, Ukrainian tax legislation still remains unstable and unclear and, therefore, is open to broad interpretation and enforcement by tax authorities.

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

    A faction within the Parliament introduced a bill which would have prevented telecommunications operators from charging for incoming calls of any kind. Although the sponsors of the bill were attempting to expedite the calling party pays concept common in other countries, they overlooked the basic requirements needed to fully support the concept in Ukraine, namely legislation governing inter-operator settlements and billing functionality enhancements within the local infrastructure. The bill was defeated in early 2002 after successful lobbying by the major players in the market, however, in February 2003, the Parliament passed a bill which prohibits operators from collecting payment for incoming calls for all types of telephonic communications. Following signature by the President, the bill will come into force six months after its publication. Because we expect that interconnect tariffs for calls from the PSTN to mobile networks to be lower than current tariffs that mobile operators charge customers for incoming calls, it is expected that mobile operators will have to increase tariffs for outgoing calls and/or set higher monthly fees to compensate for the expected decrease in revenues.

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

     Since the dissolution of the Soviet Union in December 1991, Russia, Ukraine and the other countries in which we operate have, to varying degrees, been undergoing significant political and economic transformation. A generally stable political climate emerged ten years after this transformation but economic development remains hampered by the absence of a consistent and comprehensive legislative framework necessary to implement and enforce market oriented reforms and by widespread corruption among government officials. A re-occurrence of the political instability that characterized the first several years of the transformation could disrupt the direction and the pace of economic development. Such a disruption could discourage foreign and local investment and spending, in which case demand for our services could decrease and our results of operations could deteriorate. If this were to occur, then the market price of our stock could decrease.

RECENT TERRORIST ACTIVITY IN THE UNITED STATES AND THE POLITICAL SITUATION IN THE MIDDLE EAST MAY AFFECT THE RUSSIAN POLITICAL AND ECONOMIC SITUATION AND DEMAND FOR OUR SERVICES

     The September 11, 2001 terrorist attacks in the United States caused widespread worldwide economic disruption and uncertainty, threatening recession in many countries. If major national economies experience economic recession, there could be negative spillover effects on the Russian economy. Further, the war in Iraq could lead to global political and economic instability. As a result of such instability, there could be less investment and less development in the markets where we operate and therefore less demand for our services.

     Russia is a traditional ally of Iraq. The war between the United States, United Kingdom and Iraq could lead to increased Russian nationalism that could negatively impact Russian attitudes to foreign direct investment and to business relationships with suppliers like us. These factors could lead to decreased demand for our services. Any perceived Russian public support of American policy in Iraq during or after the war could cause Russia to become a target of terrorist actions. If widespread terrorist acts are committed in Russia and other markets where we operate, our operations and financial results could be adversely effected. Further, terrorist attacks, threats of future terrorist actions, and the threat of war in the Middle East have created volatility on world stock markets. If such volatility continues, it could negatively affect our share price.

ECONOMIC INSTABILITY IN RUSSIA AND UKRAINE COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND OUR ABILITY TO COLLECT ON OUR INVOICES

     Although the Russian and Ukrainian economies have experienced periods of economic downturn in the past five years, the political and economic situation in Russia and Ukraine appears to have stabilized, but any future instability or lack of economic growth in the countries in which we operate could mean that demand for our services will remain depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies in 1998 weakened the financial condition and the results of operations of many of our customers. As a result, some of these customers were unable to pay our invoices or maintain their telecommunication services, and our revenues suffered accordingly. The demand for our services could again become depressed if the Russian and Ukrainian political and economic situations deteriorate to a degree that may precipitate the reoccurrence of financial crises.

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

THE RUSSIAN MONETARY AND CURRENCY CONTROL SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES TO HARD CURRENCY AND MANAGE CASH FLOWS

     The ruble is generally non-convertible outside Russia, so our ability to hedge against devaluation by converting to other currencies is significantly limited. Within Russia, our ability to convert rubles into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. We manage intercompany liquidity through a cash-collateralized credit facility offered through a Western bank operating under a Russian banking license. We also have a $30 million credit facility with this bank. If we lose access to these facilities, our ability to manage our liquidity position and foreign exchange risk may suffer.

FLUCTUATIONS IN THE GLOBAL ECONOMY MAY ADVERSELY EFFECT RUSSIA'S ECONOMY AND OUR BUSINESS

     Russia's economy is vulnerable to market downturns, volatile currency fluctuations and economic recessions in other parts of the world. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy. Additionally, because Russia produces and exports large amounts of natural resource commodities in the world market for hard currency, the Russian economy is especially vulnerable to world oil prices and other commodity prices; a steep decline in world commodity prices, especially oil, could disrupt the Russian economy or cause significant state budgetary shortfalls. A dramatic decline in world oil prices could cause severe budgetary shortfalls leading to increased social and political instability. Further, certain economic indicators suggest that some large economies are in the midst of economic recession. These developments could severely limit our access to capital, and could adversely affect the purchasing power of our customer base.

CONTINUED RUSSIAN INFLATION COULD REDUCE DEMAND FOR OUR SERVICES

    According to government estimates, inflation in Russia was 20% in 2000, 19% in 2001 and 14% in 2002. The Russian government expects inflation to be in the 12-14% range for 2003. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reductions in consumer buying power and erosion of consumer confidence. Any one of these events could lead to a decreased demand for our services.

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

    The emergence of a single self-regulating Ukrainian telecommunications monopoly may have adverse financial consequences for us because:

    o We have no effective recourse against the state monopoly carrier since the state regulator controls and manages the monopoly carrier and the judiciary system is severely underdeveloped and unreliable;

    o A single Ukrainian self-regulating monopoly is able to create favorable market conditions for itself and cause unfavorable conditions for us;

    o   Our ability to negotiate reasonable interconnection rates may suffer;
        and

    o Any subsequent privatization of Ukrtelecom may bring in strong management and resources from a major telecommunications operator, increasing its competitive strengths.

INVESTIGATION BY THE KIEV CITY PROSECUTOR'S OFFICE MAY NOT BE CLOSED

     Golden Telecom LLC Ukraine was the subject of an investigation initiated by the officer of the Prosecutor in Kiev, Ukraine and connected with a commercial dispute between Golden Telecom (Ukraine) and Ukrtelecom, the state owned telecommunications monopoly. The investigation concerns alleged improprieties in the manner which Golden Telecom (Ukraine) routed certain traffic through the state owned monopoly carrier, Ukrtelecom. Golden Telecom received a letter in July 2002 from the General Prosecutor of Ukraine stating that the Prosecutor's Office had withdrawn all charges against Golden Telecom (Ukraine) due to the absence of grounds on which to prosecute. In October 2002, the Kiev City Prosecutor's Office notified Golden Telecom (Ukraine) that the previous decision to close the investigation was revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised Golden Telecom (Ukraine) that the Kiev City Prosecutor's

Office is reviewing internal procedural requirements with the intent to close the investigation again. We cannot guarantee that this investigation will be closed.

DISPUTES BETWEEN GOLDEN TELECOM (UKRAINE) AND UKRTELECOM MAY NOT BE RESOLVED IN OUR FAVOR

     During 2002, Golden Telecom (Ukraine) was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and Golden Telecom (Ukraine)'s lease rights of Ukrtelecom's technical premises. By the end of the fourth quarter of 2002, Golden Telecom (Ukraine) resolved most of these issues with Ukrtelecom. We continue to work with Ukrtelecom to resolve the remaining outstanding issues. If the remaining disputes are not resolved amicably in the near term, they may have an adverse impact on the financial condition, results of operations and liquidity of Golden Telecom (Ukraine).

RUSSIAN AND UKRAINIAN TELECOMMUNICATIONS POLICIES COULD AFFECT OUR COMPETITIVE POSITION

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

     Russia's parliament recently adopted legislation that could restrict foreign ownership of telecommunications operators if necessary to protect the social order and national security. A new draft law "On Telecommunications" ("Draft Law") has been tabled with the Russian Duma. We cannot be certain that the Draft Law will be passed into law and, if passed into law, what form the draft law will take. Consequently we cannot predict with any certainty how the Draft Law will affect our company. Any strengthening of incumbent operators such as Rostelecom under the Draft Law or the large interregional companies could adversely affect our business. We cannot assure you that passage of the Draft Law will not increase the regulation of our operations and that during such time as appropriate regulations consistent with the Draft Law are promulgated, there will not be a period of confusion and ambiguity as regulators interpret the legislation. We cannot guarantee that such confusion and ambiguity will not adversely affect the functioning of our business.

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

     In 2001, the Ukrainian government attempted to regulate the provision of voice traffic over the Internet ("VoIP") through the introduction of VoIP licenses. Although this license process has not been formalized, we cannot be sure that any resulting licensing and related fees will not adversely affect our business should they be implemented. In addition, Ukrtelecom enforced obligatory VoIP traffic settlements payments for VoIP traffic routed through its network in 2001 and 2002.

OUR OPERATING LICENSES MAY NOT AUTHORIZE US TO PROVIDE ALL OF THE SERVICES THAT WE OFFER

     The licensing and regulatory regime in Russia, Ukraine, and the markets in which we operate frequently do not keep pace with the technological advances in the telecommunications industry. Further, a great deal of ambiguity exists in regard to the interpretation of licenses and the application of rules and regulations in regard to new services enabled by technological developments in telecommunications infrastructure and software. Although our operating companies possess a wide range of licenses issued by the Russian and Ukrainian ministries of communications, it is possible that the technical means by which we deliver some of our service offerings, or the service offerings themselves, may be subject to licensing requirements or restrictions and that our existing licenses do not satisfy these requirements. In such events, we could be subject to fines, penalties or suspension of licenses. The suspension, limitation in scope or revocation of a significant license or the levying of substantial fines could have a significant adverse effect on our operations and our financial results.

RUSSIAN ANTI-TRUST POLICIES MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESSES AND TO ESTABLISH MARKET RATES FOR OUR SERVICE OFFERINGS

     Recently, the Russian Ministry for Anti-Monopoly Policy (MAP), the state agency responsible for establishing and enforcing the state's anti-trust policies, adopted a policy decision whereby each licensed telecommunications operator, including our operating companies, may be classified as a "monopolist". The policy was declared to be without effect by the Russian courts, however, if the policy were to be successfully enforced, our operating companies could be subject to increased state regulation. Since our product offerings are frequently priced at a premium in comparison with the state-owned incumbent offerings, it is possible that we could be required to reduce our tariffs. Further, as the company continues to expand its operations, we may be subject to increasing restrictions imposed by MAP. Any such regulation of our pricing or restriction in operations could be detrimental to our financial results.

SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS SUCH AS A UNIVERSAL SERVICES FUND COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the cellular phone industry. In Russian, provisions of the Draft Law require that all operators pay to the Universal Services Fund 3% of their revenues. The enactment of this provision or other similar industry-specific legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.

RUSSIAN AND UKRAINIAN LEGISLATION MAY NOT ADEQUATELY PROTECT AGAINST EXPROPRIATION AND NATIONALIZATION

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that our property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that such protections would be enforced. This uncertainty is due to several factors, including:

     o   the lack of state budgetary resources;

    o the lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

    o   widespread corruption among government officials.

    Expropriation or nationalization of our business would obviously be detrimental to our operations.

BROAD DISCRETION OF RUSSIAN AND UKRAINIAN REGULATORS RESULTS IN INCONSISTENT LEGISLATION AND UNPREDICTABLE ENFORCEMENT

    The dispersion of regulatory powers among a number of government agencies in Russia and Ukraine has resulted in inconsistent or contradictory regulations and unpredictable enforcement. This situation has made it difficult for us to comply with all laws and regulations that appear to apply to us and has resulted in unpredictable regulatory enforcement. For example, pursuant to the Russian Communications Law, the Ministry of Communications, has authority to regulate and control the development of the communications industry in Russia. However, there is additional legislation that recognizes and defines the roles of other regulatory organs and jurisdictional boundaries are unclear.

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

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO CONFUSION IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

    The current confusion with the Russian and CIS legal structure makes it difficult to know if we would be able to enforce our rights in disputes with our joint venture partners or other parties. Furthermore, the dispersion of regulatory power among a number of government agencies in Russia and the other independent countries of the CIS has resulted in inconsistent or contradictory regulations and unpredictable enforcement. The Russian and other CIS governments have rapidly introduced laws and regulations and have changed their legal structures in an effort to make their economies more market-oriented, resulting in considerable legal confusion, especially in areas of the law that directly affect our operations. We cannot assure you that local laws and regulations will become stable in the future. Our ability to provide services in Russia and the other independent countries of the CIS could be adversely affected by difficulties in protecting and enforcing our rights and by future changes to local laws and regulations. Further, our ability to protect and enforce such rights is dependent on the Russian, Ukrainian and CIS courts which are underdeveloped, inefficient and, in places, corrupt.

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

Ukraine

     Like the situation in Russia, Ukrainian tax law is unpredictable and tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. The constitution prohibits retroactive legislation, and the tax code requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, in January 2003, the Ukrainian Parliament adopted amendments to the Profits Tax Law which, in part, enters into effect from January 1, 2003. The law substantially changes the tax treatment of exchange rate differences, dividends, transfer pricing and other transactions. The impact of the law on our operations is uncertain because of ambiguities and inconsistencies in the law which could allow for differing interpretations by the tax authorities. If our interpretation of the amendments differs from those of the local tax authorities, we might be subject to higher than expected tax liability and/ or additional fees and penalties.

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

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE MUST MANAGE OUR GROWTH, INCLUDING THE INTEGRATION OF RECENTLY ACQUIRED COMPANIES, SUCCESSFULLY IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     We have experienced significant growth in personnel in the short and medium term as the result of acquisitions and expect such growth to continue. As the number of our employees grows, it will become increasingly difficult and more costly to manage our personnel. As part of our business strategy, we have completed several acquisitions, including the purchase in September 2002 of the remaining 50% ownership interest in LLC EDN Sovintel. Acquisition transactions are accompanied by a number of risks, including:

     o the difficulty of assimilating the operations and personnel of the acquired companies;

     o the potential disruption of our ongoing business and distraction of management;

     o the difficulty of incorporating acquired technology or content and rights into our products and unanticipated expenses related to such integration;

     o    the potential negative impact on reported earnings;

     o the possibility that revenues from acquired businesses may not materialize as anticipated;

     o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     o the contingent liabilities associated with acquired businesses, especially in the markets where we operate.

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

     Specifically, the reorganization of all regional incumbent operators into seven interregional companies could affect our ability to expand into the various regions of Russia. In order to effectively compete, we may need to expend significant internal resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

REORGANIZATION OF THE RUSSIAN TELECOMMUNICATIONS INDUSTRY MAY AFFECT OUR COMPETITIVE POSITION

     Prior to 2002, the Russian government structured the telecommunications industry so that one entity, Svyazinvest, controlled Rostelecom and most of our other principal wire-line joint venture partners. During 2002, the telecommunications industry was restructured by merging all regional incumbent operators into seven interregional operating companies. With this consolidation, we may face stronger competition from these new entities. Further, with the consummation of the Sovintel transaction in 2002, we are not sure that we may rely on continued strong commercial relations with Rostelecom, given that they are no longer our partner in Sovintel.

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

     We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom and Transtelecom to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Further, given that we consummated the Sovintel transaction to purchase the remaining 50% ownership interest of Sovintel from

Rostelecom, there may be less commercial incentive for Rostelecom to provide telecommunication services to us. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.

MARKET CHANGE MAY IMPACT OUR ABILITY TO SUSTAIN GROWTH LEVELS

     Because of the uncertain nature of the rapidly changing market for the products and services we offer, period-to-period comparisons of operating results are not likely to be meaningful. We cannot be certain that the market for our services in our CLEC, Data and Internet, Long Distance and Mobile Services will not change significantly and, in so doing, adversely affect our financial results. We cannot be certain that subscriber growth in our businesses will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase as we expand infrastructure necessary for our sales and marketing operations, continue to develop and extend the ROL brand, fund greater levels of product development, and acquire complementary businesses and technologies. If we are unable to achieve long-term revenue growth in the markets in which we operate, our financial results will be adversely affected.

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

     It is possible that the current economic difficulties and historical circumstances in Russia may create difficulties in maintaining our network. We rely to a significant degree on the Russian network being able to deliver our services, and the Russian network's underdevelopment may hinder our ability to obtain sufficient capacity for our traffic volumes, especially as we expand our Internet access business. Moreover, it is increasingly difficult to expand within Moscow because the existing city network does not have sufficient capacity, and we may be unable to procure enough telephone numbers and connection lines for our customers utilizing our services. These factors may have a material adverse effect on our expansion plans and our ability to provide services to new customers.

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

WE RELY ON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES

     Revenues from our five largest customers represented approximately 19% of our revenue for the year ended December 31, 2002, 28% for the year ended December 31, 2001, and 32% of our revenue for the year ended December 31, 2000. Accordingly, the loss of business from any of our key customers, or a reduction in tariffs charged to these customers could have a material adverse effect on our financial condition and results of operations.

     Vimpelcom, a Moscow cellular provider and our largest customer, has its prices regularly reviewed in the light of market conditions, which generally leads to a reduction in the fees paid to the company's CLEC Services division. Revenues from Vimpelcom and its affiliates represented approximately 12% of our revenue for the year ended December 31, 2002, 14% of our revenue for the year ended December 31, 2001 and 16% of our consolidated revenues for the year ended December 31, 2000. We agreed to reductions in Vimpelcom's fees through 2000, 2001 and 2002 and we may agree to further reductions in the future. Further negotiations may lead to a significant additional reduction in payments by Vimpelcom and may have a material adverse effect on our consolidated revenues. In addition, although we are currently unaware of any plans on the part of our key customers to move their business to other carriers, we cannot assure you that they will not reduce their reliance on us by developing relationships with other service providers.

FALLING PRICES FOR OUR SERVICES MAY LEAD TO A DECLINE IN REVENUES

     Prices for international and domestic long distance calls, as well as Internet access and wireless services, have fallen substantially over the last few years in most of our current and potential markets. The prices for our services may continue to decrease for the foreseeable future as competitive pressures increase. These reductions may be attributable, in part, to increased competition and the creeping devaluation of the currencies in the markets where we operate. Unlike us, most local carriers do not link their prices to the dollar exchange rate, so as the local currency devalues, their prices become relatively cheaper than our prices. In order to compete with these local operators, we may be required to lower our tariffs, which may result in declining margins.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR OUR ONLINE SERVICES

     We host a wide variety of services that enable individuals to exchange information, generate content and engage in various online activities. The law in the jurisdictions in which we operate and in most other jurisdictions relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims in some jurisdictions have been threatened and brought against other service providers for defamation, negligence, copyright or trademark infringement, unlawful activity, and tort. Due to the unsettled nature of the law in this area, we may be subject to these and other actions in the jurisdictions in which we conduct our business. Our defense of any such actions could be costly and could distract our management and other resources.

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

    Our mobile operations in Ukraine continue to be under strong competitive pressure and we foresee that average revenue per subscriber will continue to decline. This, coupled with regulatory issues, both in our mobile and our fixed line businesses, and the need to commit significant investment to continue to grow, has led us to reassess our plans for this business and we recorded impairment charges of $10.4 million in the fourth quarter of 2001. In the event that revenues continue to decline faster than expected, we may be required to take further impairment charges on these assets.

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

     We compete with large established national carriers, some of which are powerful companies with political connections, as well as joint ventures of large international operators doing business in Russia and Ukraine. Such ventures include Equant and Combelga in Russia and Ukrtelecom and Utel in Ukraine. Other competitors are alliances among telecommunications companies, companies that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face increasing competition from wireless telephone companies and satellite companies. Many of these competitors, including the Russian incumbent operators, have established customer bases and extensive brand name recognition and possess greater financial, management and other resources. Our results of operation would suffer if we are unable to keep up with the increasing levels of competition in the countries in which we operate.

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

OUR PARTNERS ARE OFTEN ALSO OUR COMPETITORS

     Notwithstanding our agreements with our joint venture partners, they sometimes compete directly with our joint ventures. Competition with our joint venture partners in the same markets may create conflicts of interest and may result in a loss of customers. For example, our shareholder, Rostelecom, is the dominant international and domestic long distance carrier in Russia. Similarly, most of our regional partners across Russia offer local and long distance services in competition with our local joint ventures and TeleRoss.

     We recently purchased the remaining 50% ownership interest of Sovintel from Rostelecom, the national long distance carrier. As a result of this transaction, we are now directly competing with Rostelecom, a powerful, formerly state-owned enterprise that had previously been our partner in Sovintel. In some circumstances, we have to rely on this partner-turned-competitor to gain access from our networks to customer sites along the so-called "last mile". It is possible that this competitor will attempt to create adverse operating conditions for our business leading to a worsening of our operating results.

OUR TARGETED CUSTOMERS MAY NOT SELECT A PRIVATELY OWNED, FOREIGN ENTITY FOR THEIR COMMUNICATIONS NEEDS

     Before 1991, the telecommunications industry in the countries where we operate was wholly owned and controlled by the state. After 1991, private companies, including foreign companies, entered these markets as telecommunications service providers. Many potential customers may be unwilling to entrust their communications systems to non-state-controlled companies, and, in particular, to foreign companies. Furthermore, state entities that require the types of services that we offer may refuse to select a service provider that is registered in other jurisdictions. Because we are a foreign company, some of our targeted customers may decide not to utilize our telecommunications offerings.

THE SATELLITES WE USE TO TRANSMIT LONG DISTANCE SIGNALS MAY MALFUNCTION

     Our domestic long distance business throughout Russia and other countries of the Commonwealth of Independent States relies on satellites to receive and transmit caller signals. Satellites are subject to significant risks that may prevent or impair proper commercial operation, including satellite defects, loss of power, loss of orbit, or damage from passing objects. The operation of the satellites that we use to transmit caller signals is beyond our control, and, although we have backup capacity on other satellites, a disruption of transmission on these satellites could adversely affect our domestic long distance operations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY

     We may need additional capital to maintain and expand our networks. Our ability to raise additional funding to pursue our strategies depends on our access to capital markets. At the present time, we feel that our current cash reserves and cash flows from operations should be sufficient to finance our capital requirements for the next 12 to 18 months. However, market conditions and other factors, especially large transactions, or numerous acquisitions, may cause us to seek additional financing sooner. Significant elements of our business strategy that may require substantial capital expenditures include the following:

     o the construction or the acquisition of fiber optic links between heavy traffic routes;

     o expanding our existing network infrastructure to other parts of Russia, Ukraine and other countries of the Commonwealth of Independent States;

     o developing additional Internet capability and acquiring other Internet service providers; and

     o    pursuing consolidation opportunities through acquisitions.

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

DEBT RAISED TO CLOSE THE SOVINTEL TRANSACTION IS RESTRICTIVE

     As part of the Sovintel transaction, we opened a loan facility with a Russian subsidiary of a major international bank. To obtain the loan, we pledged significant assets as security. Restrictive covenants in the loan facility limit our flexibility to operate. Further, the heavy collateral package limits our ability to borrow further. Should our business suffer and our cash flow decrease, we may not be able to service the debt. This situation could lead to the bank calling in the loan or taking action to extract value from any pledged assets. If Russia suffers another banking crisis similar in nature to that experienced after the August 1998 financial crisis, another moratorium on repayment of loans could be implemented which could put our pledged assets at risk of seizure by the bank for defaulting on loan payment.

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

WE MAY BE UNABLE TO FULLY COMPLY WITH APPLICABLE LAWS DUE TO CONFUSION IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

     The application of the laws of any particular country is not always clear or consistent. This is particularly so in Russia, Ukraine and the Commonwealth of Independent States where the pace of legislative drafting has not always kept pace with the demands of the marketplace. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from practices in the United States and other Western countries. As a result, it is often difficult to hire qualified management and accounting staff who can ensure compliance with changing legal requirements. If we or any of our ventures are found to be involved in practices that do not comply with local laws or regulations, then we may be exposed, among other things, to significant fines, the risk of prosecution or the loss of our licenses.

     In light of these circumstances, in the second half of 1996, we increased our efforts to improve our management and financial controls and business practices. In early 1997, we retained special outside counsel to conduct a thorough review of our business practices in the emerging markets in which we operate. In addition, in June 1999, our special counsel completed an update of the 1997 review in Russia and Ukraine. In 2002, we hired an internal auditor to review our internal controls and procedures. Neither the review nor the update identified any violations of law that we believe would have a material adverse effect on our financial condition. However, we cannot ensure that all potential deficiencies have been properly identified or that governmental authorities will not disagree with our assessment. If our control procedures and compliance programs are not effective or the government authorities determine that we have violated any law, depending on the penalties assessed and the timing of any unfavorable resolution, our future results of operations and cash flows could be materially adversely affected.

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

ANY US AND OTHER WESTERN JUDGMENTS OBTAINED AGAINST US MAY NOT BE ENFORCEABLE IN OTHER COUNTRIES

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

      RISKS ASSOCIATED WITH OUR POSITION AS A RECENTLY ESTABLISHED COMPANY

ADDITIONAL FINANCING

     We have a limited operating history as a stand-alone company. Prior to the IPO, our working capital requirements were satisfied pursuant to the corporate-wide cash management policies of our former parent, GTS. We do not have any agreements with our major shareholders to provide financial assistance and cash injections to us. We believe that our cash flows from operations will be sufficient to finance our capital requirements for the next 12 to 18 months. Should market conditions change or we decide to make especially large or numerous acquisitions, we may need to seek additional financing and we cannot ensure that we will be able to obtain financing on favorable terms. In this case, our cost of capital would be higher than that reflected in our historical financial statements. In addition, we may need to issue additional equity. Any additional sales of our equity interests could dilute existing shareholders and any new debt instruments may add further restrictive covenants, interest and other obligations.

WE HAVE INCURRED NET LOSSES

     If considered as a stand-along entity, we have incurred net losses for the past five years prior to fiscal year 2002. We do not expect to incur net losses in the future, however, as we spend substantial resources on expanding our network, maintaining our existing network, participating in the consolidation of the communications industry in Russia and other countries of the Commonwealth of Independent States, and marketing, we cannot assure you that we will sustain profitability.

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

     In September 2002, the company purchased the remaining 50% ownership interest in Sovintel from Rostelecom. As part of this transaction, Rostelecom received 15% of the company's issued and outstanding shares. In September 2002, our major shareholders entered a Shareholders' Agreement. In accordance with the terms of the Shareholders Agreement, Alfa Telecom Limited ("Alfa"), Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P. ("Capital"), Cavendish Nominees Limited ("Cavendish") and First NIS Regional Fund SICAV (together with Cavendish, "Barings") are able to exercise effective control over the company's Board of Directors. The Shareholders' Agreement provides that three directors to the Board will be designated by Alfa, one director will be designated by Capital, one director will be nominated by Barings, two directors would be nominated by Rostelecom, one of whom must be independent as defined by NASDAQ, and two directors will be designated by the Board of Directors. Alfa, Rostelecom, Capital and Barings together appoint seven of the directors on the company's nine member Board of Directors. These relationships create the potential for conflicts of interest. Although the Shareholders Agreements and other agreements among the shareholders reduce the chance for conflicts of interest, we cannot assure that any conflicts of interest will be resolved in our favor. Further, we cannot assure you that any group of directors will not take any actions that may adversely affect the interests of minority shareholders.

OUR SIGNIFICANT SHAREHOLDERS HAVE OTHER INTERESTS WHICH MAY CONFLICT WITH THE COMPANY'S INTERESTS

     Two of our significant shareholders, Alfa and Rostelecom, have ownership interests in, or are affiliated with, companies that directly compete with our companies. Although we structure transactions so that they are at "arm's length", we cannot assure you that these shareholders shall not apply pressure on the company at the Board of Director level to enter transactions which may not be the most commercially favorable to the company.

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

                RISKS ASSOCIATED WITH OUR SHARES OF COMMON STOCK

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED

     The Board of Directors reviews the Company's policy on dividends annually. Although the Company had significant cash flows for 2002, the Board of Directors decided not to declare and pay a dividend for 2002. We expect to generate significant cash flows again in 2003 and our board of directors may again elect to retain earnings for the future development of the Company or for other reasons. If we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends to our shareholders. Thus we cannot assure our shareholders that the Company will declare and pay dividends.

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of our shares has been subject to significant volatility since our initial public offering. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:

     o issues concerning the perceived risks of investing in Russia and the CIS, including significant ownership of our shares by a company that is part of a large Russia-based financial and industrial concern;

     o the limited number of our shares available for trading in public markets;

     o the potential sale of any large blocks of our shares by our management or large shareholders;

     o    mergers and strategic alliances in the telecommunications industry;
          and

     o inconsistent or restrictive government regulation in the Russian and Ukrainian telecommunications industries.

     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. This is particularly true for companies with relatively small capitalization, such as ours.


ITEM 2. PROPERTIES

    We possess the right to occupy and utilize three floors, 3,900 square meters, of a building in Moscow which serves as the principal office for TeleRoss and Sovintel and which houses our representative office. The right to occupy and utilize this space is through a ten-year lease. We believe that our facilities are adequate for our current needs. This lease expires in July 2012.

    We possess the right to occupy and utilize six floors of a building in eastern Moscow, which serve as an office for the Data and Internet Services division of TeleRoss. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

    Golden Telecom (Ukraine) occupies office and technical premises located in Kiev under long-term leases which expire in 2006. Additionally they lease a dealer-center and shop premises. Golden Telecom (Ukraine) also occupies an office and technical premises in Odessa under a lease which expires in 2003.

    We lease various buildings and space in buildings throughout the Commonwealth of Independent States that we use for our offices. Beside these office spaces, our principal facilities consist of telecommunications installations, including switches of various sizes, cables and VSAT and other transmission devices located throughout the Commonwealth of Independent States.


ITEM 3. LEGAL PROCEEDINGS

    During the past year, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. At the end of the fourth quarter of 2002, most of these issues with Ukrtelecom were resolved. We continue to work with Ukrtelecom to resolve the remaining outstanding issues.

    On March 1, 2002 we became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of our former partners in GTU. The investigation appeared to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against GTU due to the absence of grounds on which to prosecute. On October 7, 2002, the Kiev City Prosecutor's Office notified GTU that the previous decision to close the investigation had been revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised the management of GTU that the Prosecutor's Office is reviewing internal procedural requirements with the intent to close the investigation again.

     We are currently involved in litigation with the Russian Ministry of Property Relations, which claims that our lease on our office which houses TeleRoss' Data and Internet Services division is invalid. We believe that the litigation will be resolved in our favor.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol "GLDN". The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market. We have not paid any cash dividends on our common stock. The Board of Directors reviews the Company's policy on dividends annually. Although the Company had significant cash flows for 2002, the Board of Directors did not declare and pay a dividend for 2002. Although we expect strong cash flows in 2003, we cannot assure you that the Company will pay dividends in 2003 or the foreseeable future.

                                            HIGH             LOW
                                            -----           -----
2001:
  First quarter...................          12.25            5.69
  Second quarter..................          14.10            8.00
  Third quarter...................          14.15            6.90
  Fourth quarter..................          13.90            7.49

2002:
  First quarter...................          16.67           11.59
  Second quarter..................          18.00           14.27
  Third quarter...................          17.42           12.00
  Fourth quarter..................          16.01           10.28

    As of March 21, 2003, there were approximately 17 holders of record of our common stock.

    Equity Compensation Plan Information

     The following table provides information on securities that were authorized for issuance under The 1999 GTI Equity Participation Plan as of December 31, 2002:

                                       (a)                       (b)                        (c)
                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF         EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a)).
-------------                 -----------------------    --------------------    ---------------------------
Equity compensation plan
Approved by security
  holders..................         2,657,073                 $  12.75                     997,889

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical consolidated financial data at December 31, 1998, 1999, 2000, 2001 and 2002, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. which have been audited by Ernst & Young (CIS) Limited, independent auditors.

    The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                    1998           1999           2000           2001           2002
                                                 ---------      ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ...................................     $  86,086      $  97,931      $ 113,089      $ 140,038      $ 198,727
Cost of revenues (excluding
  depreciation and amortization) ...........        43,574         40,516         50,954         63,685         91,189
Gross margin ...............................        42,512         57,415         62,135         76,353        107,538
Selling, general and administrative
  (excluding depreciation and
  amortization) ............................        45,327         41,011         45,420         48,935         46,147
Depreciation and amortization ..............        16,709         28,143         31,851         41,398         29,961
Abandonment and restructuring charge .......            --         19,813             --             --             --
Impairment charge ..........................            --             --             --         31,291             --
Income (loss) from operations ..............       (19,524)       (31,552)       (15,136)       (45,271)        31,430
Equity in earnings (losses) of ventures ....         2,559         (6,677)          (285)         8,155          4,375
Interest income (expense), net .............        (3,003)         2,814          7,126            777           (667)
Foreign currency loss ......................        (7,452)        (2,739)          (390)          (647)        (1,174)
Minority interest ..........................        (1,040)        (1,477)          (431)          (117)          (527)
Other non-operating expense ................            --             --           (148)            --             --
Provision for income taxes .................         5,184          6,823            990          1,902          4,627
Net income (loss) before
  cumulative effect of change
  in accounting principle ..................       (33,644)       (46,454)       (10,254)       (39,005)        28,810
Cumulative effect of change in
  accounting principle .....................            --             --             --             --            974
Net income (loss) ..........................       (33,644)       (46,454)       (10,254)       (39,005)        29,784
Net income (loss) per share before
  Cumulative effect of change in
  accounting principle - basic(1) ..........         (3.17)         (3.38)         (0.43)         (1.65)          1.20
Cumulative effect of change in
  accounting principle .....................            --             --             --             --           0.04
Net income (loss) per share - basic(1) .....         (3.17)         (3.38)         (0.43)         (1.65)          1.24
Weighted average shares - basic(1) .........        10,600         13,736         24,096         23,605         24,102
Net income (loss) per share before
  cumulative effect of change in
  accounting principle - diluted(1) ........         (3.17)         (3.38)         (0.43)         (1.65)          1.17
Cumulative effect of change in
  accounting principle .....................            --             --             --             --           0.04
Net income (loss) per share -
  diluted(1) ...............................         (3.17)         (3.38)         (0.43)         (1.65)          1.21
Weighted average shares -
  diluted(1) ...............................        10,600         13,736         24,096         23,605         24,517

                                                                        AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1998         1999         2000         2001         2002
                                                  --------     --------     --------     --------     --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...................     $ 14,164     $162,722     $ 57,889     $ 37,404     $ 59,625
Investments available for sale ..............           --           --       54,344        8,976           --
Property and equipment, net .................       52,186       62,176       82,377       98,590      166,121
Investments in and advances to ventures......       46,519       45,196       49,629       45,981          721
Goodwill and intangible assets, net .........       71,924       53,467       70,045       57,146      127,669
Total assets ................................      235,849      366,624      348,456      300,384      435,810
Total debt, including current portion .......       24,459       28,029       18,997       22,220       40,495
Minority interest ...........................        7,993        2,816        3,337        5,967        2,187
Shareholders' equity ........................      168,783      288,552      283,193      220,844      307,458

----------

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

     Refer to Note 2 to the Consolidated Financial Statements for a description of the change in method of accounting for goodwill in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for each of the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into the four business groups, as follows:

     o Competitive Local Exchange Carrier ("CLEC") Services. Using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod, we provide a range of services including local exchange and access services, international and domestic long distance services, data communications, Internet access and the design of corporate networks;

     o Data and Internet Services. Using our fiber optic and satellite-based networks, including 149 combined points of presence in Russia, Ukraine and other countries of the Commonwealth of Independent States, we provide data and Internet services including: (a) Business to Business services, such as data communications, dedicated Internet access, web design, web hosting, co-location and data-warehousing: and (b) Business to Consumer services, such as dial-up Internet access and web content offered through a family of Internet portals;

     o Long Distance Services. Using our fiber optic and satellite-based network, we provide long distance voice services in Russia; and

     o Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We offer all of our integrated telecommunication services under the Golden Telecom brand and our Internet services under the ROL brand in Russia.

     Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 18 mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

     In July 2002, we merged the existing operations of Agentstvo Delovoi Svyazi ("ADS"), Commercial Information Network ("KIS") and TeleRoss Nizhny Novgorod to create the leading corporate telecommunications provider in Russia's third largest city, Nizhny Novgorod. This market is significantly less developed than the Moscow market and we anticipate significant growth next year from this entity. We previously owned 51% of ADS, 56% of KIS and 95% of TeleRoss Nizhny Novgorod. As a result of the merger, we currently own 58% of the merged operations.

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

    We have traditionally competed for customers on the basis of network quality, customer service and range of service offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. The ruble exchange rate with the dollar has become relatively stable since early 2000 and price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

    Since early 2000, we have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs. In 2001 and 2002 our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001 and 2002. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace.

    Although we expect competition to continue to force the general level of tariffs downward, we expect to mitigate partially the effects of this pressure by seeking, where possible, further reductions in the settlement and interconnection rates that we pay to other telecommunications operators. In general, over time we expect settlement and interconnection rates to continue to decline broadly in line with tariffs.

    In order to handle additional traffic volumes, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to mitigate declines in traffic margins, reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. As part of this strategy, we have acquired the rights to use STM-16 fiber optic capacity on a Moscow to Stockholm route, significantly reducing our unit cost per E-1 fiber optic link on this route. In September 2001, we acquired rights to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and our regional expansion strategy. We expect to continue to add additional transmission capacity, which due to its fixed cost nature can initially depress margins, but will ultimately allow us to improve or maintain our margins.

    During 2001, our mobile operations in Ukraine were under strong competitive pressure and average revenue per subscriber declined. In the fourth quarter of 2001 we reassessed our plans for this business and as a result we recorded an impairment charge of $10.4 million. In line with our expectations revenues have generally continued to decline, although, at the same time, we have commenced the implementation of a cost reduction program. We currently are working towards refocusing our mobile operations as an additional service offered by business services operations to corporate clients. Further significant declines are not expected through the end of 2003.

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

    During the past year, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. At the end of the fourth quarter of 2002, most of these issues with Ukrtelecom were resolved. We continue to work with Ukrtelecom to resolve the remaining outstanding issues.

    We reassessed and suspended our incoming international traffic off-network termination activities, pending the resolution of certain regulatory issues and as a result we estimate a reduction of approximately $1.6 million in revenue in the fourth quarter of 2001 and approximately $6.4 million in revenue for the year ended December 31, 2002. On March 1, 2002 we became aware that the Kiev City Prosecutor's Office had initiated an investigation into the activities of our partners in GTU. The investigation appeared to concern alleged improprieties in the manner in which GTU routed certain traffic through the state owned monopoly carrier, Ukrtelecom. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against GTU due to the absence of grounds on which to prosecute. On October 7, 2002, the Kiev City Prosecutor's Office notified GTU that the previous decision to close the investigation had been revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised the management of GTU that the Prosecutor's Office is reviewing internal procedural requirements with the intent to close the investigation again.

    In February 2003, the Ukrainian Parliament overrode the President's veto and adopted changes to existing regulations relating to mobile telecommunication services in Ukraine. The new regulations stipulate the cancellation of end-customer charges for incoming calls. These changes will come into force in six-months time, unless superseded by a new Law on Communications or over-ruled by a Constitutional Court decision. Because we expect that interconnect tariffs for calls from the PSTN to mobile networks to be lower than current tariffs that mobile operators charge customers for incoming calls, it is expected that mobile operators will have to increase tariffs for outgoing calls and/or set higher monthly fees to compensate for the expected decrease in revenue.

    In addition to our traditional voice and data service provision, prior to 2002, we were actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web-hosting, web design, and vertical and horizontal Internet portal development. In line with experience outside of Russia, we did not see the rapid development of Internet based services that were expected. Internet based advertising and e-commerce revenues did not develop to significant levels and we reviewed our long term strategy for Internet based products. As a result of this review, we evaluated the future cash flows for this business, and we recorded an impairment charge of $20.9 million in the fourth quarter of 2001. We expect to see some growth in Internet based advertising and will continue to offer this service to support our dial-up Internet service and be in a position to capitalize on any upturn in demand for this service.

    We have seen a significant year over year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001 we completed the purchase of a leading Russian internet service provider, Cityline, together with Uralrelcom, another internet service provider and an infrastructure company, PTK, and together, these entities allowed us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are intended to support incremental CLEC Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our data and Internet Services division.

    We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall restructuring of our operations in 2003.

    Our equity investee, MCT, is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the loan note foreclosed on the collateral related to the note and subsequently sold it to a third-party, resulting in a substantial loss to MCT. We recorded a write-off of an amount corresponding to our equity in MCT's losses during the second quarter of 2002. The write-off did not exceed the carrying value of our investment in MCT. Total equity in losses recognized by us related to our MCT investment were $3.9 million and $5.1 million for the years ended December 31, 2001 and 2002, respectively. We have no further commitments to provide financial support to MCT.


RECENT ACQUISITIONS

    In August 2002, we completed the purchase of the remaining approximately 31% of GTU and now own 100% of GTU and have full operational and management control over the Ukrainian operations.

    In September 2002, we completed the purchase of the remaining 50% of EDN Sovintel LLC ("Sovintel") previously held by Open Joint Stock Company Rostelecom, bringing our ownership in Sovintel to 100%. The acquisition of the remaining 50% of Sovintel will further strengthen our position in the key Moscow and St. Petersburg communications markets, position us to realize future operating and cost synergies, and allow us to offer a full suite of telecommunication services across broad geographical markets in Russia and the CIS. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia.


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

    Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of KPNQwest who are currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure in the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $1.6 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

    Long-lived asset recovery policies; this policy is in relation to long-lived assets, consisting primarily of property and equipment and intangibles, which comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform periodic internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting useful lives and testing for recoverability of our long-lived assets require the exercise of management's judgment and estimation based on certain assumptions concerning the expected life of any asset and expected future cash flows from the use of an asset.

    Goodwill and assessment of impairment; Commencing from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, we will perform a goodwill impairment testing annually or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2002, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

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

    Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on our net income for the twelve months ended December 31, 2002 was an approximate $15.0 million increase, or $0.62 per share of common stock - basic. We also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the twelve months ended December 31, 2001 was $13.8 million.

    Amortization expense for intangible assets for the twelve months ended December 31, 2002 was $6.4 million. Amortization expense for the succeeding five years is expected to be as follows: 2003 - $10.2 million, 2004 - $9.2 million, 2005 - $8.2 million, 2006 - $7.3 million, and 2007 - $6.4 million. The pro forma impact on net loss and net loss per share for the twelve months ended December 31, 2001 compared to actual results for the twelve months ended December 31, 2002 is as follows:

                                                                  TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                               --------------------------
                                                                  2001            2002
                                                               ----------      ----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                        SHARE DATA)
  Reported net income (loss) .............................     $  (39,005)     $   29,784
  Goodwill amortization ..................................         13,846              --
  Negative goodwill amortization on equity investee ......           (243)             --
                                                               ----------      ----------
  Adjusted net income (loss) .............................     $  (25,402)     $   29,784
                                                               ==========      ==========

Basic net income (loss) per share:
  Reported net income (loss) .............................     $    (1.65)     $     1.24
  Goodwill amortization ..................................           0.58              --
  Negative goodwill amortization on equity investee ......          (0.01)             --
                                                               ----------      ----------
  Adjusted net income per share ..........................     $    (1.08)     $     1.24
                                                               ==========      ==========

Diluted net income (loss) per share:
  Reported net income (loss) .............................     $    (1.65)     $     1.21
  Goodwill amortization ..................................           0.58              --
  Negative goodwill amortization on equity investee ......          (0.01)             --
                                                               ----------      ----------
  Adjusted net income per share ..........................     $    (1.08)     $     1.21
                                                               ==========      ==========

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have an impact on the Company's consolidated financial position or results of operations.

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

    During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002 the FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". These standards are not expected to have a material impact on the financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on our results of operations, financial position or cash flow.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earrings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but we will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 will not have a significant impact on our consolidated financial position or results of operations.

    We apply the provisions of APB No. 25 in accounting for our stock options incentive plans. The effect of applying SFAS No. 123 on the net income (loss) as reported is not representative of the effects on reported net income (loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                           TWELVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2000            2001              2002
                                                              -----------     ------------      ------------
                                                                          (IN THOUSANDS, EXCEPT
                                                                              PER SHARE DATA)

     Net income (loss), as reported ........................  $   (10,254)    $    (39,005)     $     29,784
     Deduct: total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects ..........        8,432            8,278             7,937
                                                              -----------     ------------      ------------
     Pro forma net income (loss) ...........................  $   (18,686)    $    (47,283)     $     21,847
                                                              ===========     ============      ============

     Net income (loss) per share:
       Basic - as reported .................................  $     (0.43)    $      (1.65)     $       1.24
       Basic - pro forma ...................................  $     (0.78)           (2.00)             0.91
       Diluted - as reported ...............................  $     (0.43)           (1.65)             1.21
       Diluted - pro forma .................................  $     (0.78)           (2.00)             0.89

Consolidation of Variable Interest Entities

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. We do not expect that the adoption of the provisions of FIN No. 46 will have a material impact on our future results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

     GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 13 "Segment Information - Line of Business Data" to our consolidated financial statements.

    Our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia will cease to be considered as a highly inflationary economy. As we currently believe our functional currency is the US dollar, we do not expect this change to have a material impact on our results of operations or financial position.

    The discussion of our results of operations is organized as follows:

o Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2002 compared to the Consolidated Results of Operations for the Year Ended December 31, 2001.

o Consolidated Financial Position. Consolidated Financial Position at December 31, 2002 compared to Consolidated Significant Financial Position accounts at December 31, 2001

o Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2001 compared to the Consolidated Results of Operations for the Year Ended December 31, 2000


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

REVENUE

    Our revenue increased by 42% to $198.7 million for the year ended December 31, 2002 from $140.0 million for the year ended December 31, 2001. The breakdown of revenue by business group was as follows:

                                     CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                         FOR THE YEAR              FOR THE YEAR
                                    ENDED DECEMBER 31, 2001   ENDED DECEMBER 31, 2002
                                    -----------------------   -----------------------
                                                      (IN MILLIONS)
REVENUE
  CLEC Services...................          $  45.1                  $  91.5
  Data and Internet Services......             63.2                     78.9
  Long Distance Services..........             18.4                     18.7
  Mobile Services.................             14.4                     13.0
  Eliminations....................             (1.1)                    (3.4)
                                            -------                  -------
TOTAL REVENUE.....................          $ 140.0                  $ 198.7

    CLEC Services. Revenue from CLEC Services increased by 103% to $91.5 million for the year ended December 31, 2002 from $45.1 million for the year ended December 31, 2001.

    The CLEC Services division of TeleRoss revenue increased by 10% to $30.7 million for the year ended December 31, 2002 from $27.8 million for the year ended December 31, 2001. This is mainly due to increases in monthly recurring charges and traffic revenue due to an increase in numbering capacity in active service, partly offset by pricing concessions made to its largest customer and a decrease in equipment sales.

    The CLEC Services division of Golden Telecom BTS revenue decreased by 18% to $13.3 million for the year ended December 31, 2002 from $16.2 million for the year ended December 31, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming traffic from the beginning of the fourth quarter of 2001 that continued throughout 2002, partly offset by an increase in other recurring revenues.

    For ADS, acquired in September 2001, revenue from CLEC Services was $3.9 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. As a result of consolidating Sovintel, revenue from CLEC Services increased by $42.1 million for the year ended December 31, 2002.

    Sovintel's revenue increased by 29% to $149.2 million for the year ended December 31, 2002 from $115.7 million for the year ended December 31, 2001. Increases in traffic volumes, particularly incoming international traffic, more than offset reductions in tariffs. Also, increases in recurring fees, equipment sales and other service offerings contributed to the increase.

    Data and Internet Services. Revenue from Data and Internet Services increased by 25% to $78.9 million for the year ended December 31, 2002 from $63.2 million for the year ended December 31, 2001. The increase is largely the result of increases in Internet revenue from both dial-up and dedicated Internet subscribers, increases in Internet traffic and other Internet related revenues. Our dial-up Internet subscribers grew 30% from 185,628 at December 31, 2001 to 242,155 at December 31, 2002. Internet revenues have increased by the acquisition of Cityline and Uralrelcom on June 1, 2001, however, Cityline's subscribers were absorbed into TeleRoss operations during 2002 so we are not able to identify the incremental impact of this acquisition on the year ended December 31, 2002. Uralrelcom's revenue was $2.5 million for the year ended December 31, 2002 as compared to $1.0 million for the year ended December 31, 2001.

    Long Distance Services. Revenue from Long Distance Services increased by 2% to $18.7 million for the year ended December 31, 2002 from $18.4 million for the year ended December 31, 2001. The increase is largely the result of increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow and in many Russian regions, which more that offset tariff reductions. The increase is partly offset by a decline in equipment sales in the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to a large contract that was installed in the first half of 2001.

    Mobile Services. Revenue from Mobile Services decreased by 10% to $13.0 million for the year ended December 31, 2002 from $14.4 million for the year ended December 31, 2001. Active subscribers declined approximately 13% and the average revenue per subscriber has declined by 8% to approximately $28.54 per month.

EXPENSES

The following table shows our principal expenses for the year ended December 31, 2002 and December 31, 2001:

                                        CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                         FOR THE YEAR ENDED        FOR THE YEAR ENDED
                                          DECEMBER 31, 2001        DECEMBER 31, 2002
                                        ---------------------    ---------------------
                                                        (IN MILLIONS)
COST OF REVENUE
  CLEC Services.....................           $ 17.4                   $ 41.3
  Data and Internet Services........             30.2                     36.8
  Long Distance Services............             13.5                     13.5
  Mobile Services...................              3.7                      3.0
  Eliminations......................             (1.1)                    (3.4)
                                               ------                   ------
TOTAL COST OF REVENUE...............             63.7                     91.2
Selling, general and
  administrative....................             48.9                     46.1
Depreciation and amortization.......             41.4                     30.0
Impairment charge...................             31.3                       --
Equity in (earnings)/losses of                   (8.2)                    (4.4)
  ventures..........................
Interest income.....................             (3.1)                    (1.6)
Interest expense....................              2.4                      2.2
Foreign currency loss...............              0.6                      1.2
Provision for income taxes..........           $  1.9                   $  4.6

Cost of Revenue

    Our cost of revenue increased by 43% to $91.2 million for the year ended December 31, 2002 from $63.7 million for the year ended December 31, 2001.

    CLEC Services. Cost of revenue from CLEC Services increased to $41.3 million, or 45% of revenue, for the year ended December 31, 2002 from $17.4 million, or 39% of revenue, for the year ended December 31, 2001.

    The CLEC Services division of TeleRoss' cost of revenue increased by 25% to $10.6 million, or 35% of revenue, for the year ended December 31, 2002 from $8.5 million, or 31% of revenue, for the year ended December 31, 2001. The increase as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to customers.

    The CLEC Services division of Golden Telecom BTS cost of revenue decreased by 28% to $6.1 million, or 46% of revenue, for the year ended December 31, 2002 and was $8.5 million, or 52% of revenue, for the year ended December 31, 2001. Cost of revenue decreased as a percentage of revenue due to the suspension of certain lower margin incoming traffic.

    For ADS, acquired in September 2001, cost of revenue from CLEC Services was $2.6 million and $0.4 million for the year ended December 31, 2002 and 2001, respectively.

    The acquisition of the remaining 50% ownership interest in Sovintel was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. As a result of consolidating Sovintel, cost of revenue from CLEC Services increased by $20.2 million for the year ended December 31, 2002.

    Sovintel's cost of revenue increased by 28% to $81.9 million, or 55% of revenue, for the year ended December 31, 2002 from $63.9 million, or 55% of revenue, for the year ended December 31, 2001. The increase in cost of revenue of 28% is primarily a result of increases in operator settlements as a result of increases in traffic related revenue.

    Data and Internet Services. Cost of revenue from Data and Internet Services increased by 22% to $36.8 million, or 47% of revenue, for the year ended December 31, 2002 from $30.2 million, or 48% of revenue, for the year ended December 31, 2001. The decrease as a percentage of revenue was mainly due to the operational improvements in terms of efficient use of available network resources.

    Long Distance Services. Cost of revenue from Long Distance Services remained unchanged at $13.5 million, or 72% of revenue, for the year ended December 31, 2002 and was 73% of revenue, for the year ended December 31, 2001. The improvement in cost of revenue as a percentage of revenue is partly due to an increase in end-users in the long distance traffic mix and the decrease in lower margin equipment sales partly offset by additional satellite transponder costs and higher settlement costs to other operators.

    Mobile Services. Cost of revenue from Mobile Services decreased by 19% to $3.0 million, or 23% of revenue, for the year ended December 31, 2002 from $3.7 million, or 26% of revenue, for the year ended December 31, 2001. The cost of revenue decreased as a percentage of revenue, mainly as a result of cost controls and a change in the revenue mix from handset sales to traffic revenue.

Selling, General and Administrative

    Our selling, general and administrative expenses decreased by 6% to $46.1 million, or 23% of revenue, for the year ended December 31, 2002 from $48.9 million, or 35% of revenue, for the year ended December 31, 2001. This decrease in selling, general and administrative expenses was mainly due to reductions in employee related costs, advertising, and other selling, general and administrative expenses partially offset by increase in revenue related taxes. The acquisition of the remaining 50% of Sovintel and subsequent consolidation contributed $5.1 million for the year ended December 31, 2002 to selling, general and administrative expenses.

    Sovintel's selling, general and administrative expenses increased by 31% to $17.0 million, or 11% of revenue for the year ended December 31, 2002 from $13.0 million, or 11% of revenue for the year ended December 31, 2001. The increase was largely due to a increases in employee related costs, increases in revenue related taxes, and increases in sales and marketing expenses.

Depreciation and Amortization

    Our depreciation and amortization expenses decreased by 28% to $30.0 million for the year ended December 31, 2002 from $41.4 million for the year ended December 31, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 and which reduced our amortization expense by approximately $11.8 million for the year ended December 31, 2002 and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduced the level of depreciation and amortization recorded for the year ended December 31, 2002 by $7.2 million. These reductions were, in part, offset by depreciation on continuing capital expenditures of the consolidated entities. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $3.9 million for the year ended December 31, 2002 to depreciation and amortization.

Impairment Charge

    In the fourth quarter of 2001 we recorded impairment charges totaling $31.3 million covering two aspects of our business. Severely reduced expectations in demand for Internet advertising in Russia, as throughout western markets, had impacted the value of our Internet portal assets and as a result we recorded an impairment charge of $20.9 million. Operating difficulties had impacted our mobile business in Ukraine and as a result we recorded an impairment charge of $10.4 million. For further details of these charges, refer to Note 15 of the Notes to the Consolidated Financial Statements. No impairment charge was recorded for the year ended December 31, 2002.

Equity in Earnings of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures were $4.4 million for the year ended December 31, 2002 down from earnings of $8.2 million for the year ended December 31, 2001. We recognized earnings at Sovintel of $9.6 million for the period from January 1 to September 16, 2002, which more than offset our recognized losses in MCT of $5.1 million. For the year ended December 31, 2001, our recognized earnings at Sovintel were $10.7 million, which more than offset our recognized losses in MCT.

Interest Income

    Our interest income was $1.6 million for the year ended December 31, 2002 down from $3.1 million for the year ended December 31, 2001. The decrease in interest income mainly reflects lower interest rates earned on our cash and cash equivalents.

Interest Expense

    Our interest expense was $2.2 million for the year ended December 31, 2002 down from $2.4 million for the year ended December 31, 2001. Interest expense mainly reflects the effect of higher average balances of debt, including capital leases offset by lower interest rates. Debt, excluding capital lease obligations, at December 31, 2002 was $33.1 million, of this $30.0 million was added in December 2002, compared to $13.2 million at December 31, 2001.

Foreign Currency Loss

    Our foreign currency loss was $1.2 million for the year ended December 31, 2002, compared to a $0.6 million loss for the year ended December 31, 2001. The increase in foreign currency loss is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations contributed $0.3 million for the year ended December 31, 2002 to foreign currency losses.

Provision for Income Taxes

    Our charge for income taxes was $4.6 million for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations contributed $3.6 million for the year ended December 31, 2002 to income taxes. There were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries and a reduction in the income tax rates for the year ended December 31, 2002 as compared to the year ended December 31, 2001. There was a reduction of deferred tax asset valuation reserves of $2.8 million relating to tax loss carryforwards at TeleRoss and we recognized $0.8 million of current deferred tax assets at GTU.

Cumulative effect of a change in accounting principle

    We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the year ended December 31, 2002.

Net Income (Loss) and Net Income (Loss) per Share

    Our net income for the year ended December 31, 2002 was $29.8 million, compared to a net loss of $39.0 million for the year ended December 31, 2001.

    Our net income per share of common stock increased to $1.24 for the year ended December 31, 2002, compared to a net loss per share of $1.65 for the year ended December 31, 2001. The increase in net income per share of common stock was due to the increase in net income and offset by an increase in the number of weighted average shares to 24,101,943 at December 31, 2002, compared to 23,604,914 at December 31, 2001.

    Our net income per share of common stock on a fully diluted basis increased to $1.21 for the year ended December 31, 2002, compared to a net loss per common share of $1.65 in the year ended December 31, 2001. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income and offset by an increase in the number of weighted average shares assuming dilution to 24,516,803 in the year ended December 31, 2002, compared to 23,604,914 in the year ended December 31, 2001.


CONSOLIDATED FINANCIAL POSITION -- CONSOLIDATED FINANCIAL POSITION AT DECEMBER
     31, 2002 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2001

     On September 17, 2002, we completed the acquisition of the remaining 50% of Sovintel previously held by Rostelecom and began consolidating the results of operations and financial position of Sovintel. Significant fluctuations in certain balance sheet items as of December 31, 2002 as compared to December 31, 2001, were mainly due to the consolidation of Sovintel into our financial position. The most significant fluctuations of certain balance sheet items include accounts receivable, property and equipment, goodwill and intangible assets, investments in and advances to ventures, accounts payable and accrued expenses, deferred tax liabilities and shareholders' equity. Other significant changes in balance sheet items, excluding the effect of consolidating Sovintel are discussed below.

Allowance for Doubtful Accounts

     In addition to the effect of the consolidation of Sovintel, our allowance for doubtful accounts increased from December 31, 2001 as compared to December 31, 2002 mainly due to provisions we made with respect to our preliminary estimate of exposure relating to the bankruptcy of KPNQwest.

Debt Obligations

     Our debt position increased from December 31, 2001 as compared to December 31, 2002 mainly due to ROL Holdings drawing upon the Citibank Credit Facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom offset by a repayment of the $6.3 million of debt to GTS and partial repayment of vendor financing to Motorola and Siemens.

Minority Interest

     The decrease in minority interest from December 31, 2001 as compared to December 31, 2002 primarily reflects our acquisition of the remaining 31% minority interest of Golden Telecom (Ukraine) in August 2002.

Stockholders' Equity

     In addition to the increase in shareholders' equity resulting from shares issued to acquire Sovintel, shareholders' equity also increased from December 31, 2001 to 2002 as a result of our net income of $29.8 million and proceeds of approximately $5.9 million received from the exercise of stock options.

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

REVENUE

    Our revenue increased by 24% to $140.0 million for the year ended December 31, 2001 from $113.1 million for the year ended December 31, 2000. The breakdown of revenue by business group was as follows:

                                CONSOLIDATED REVENUE       CONSOLIDATED REVENUE
                                    FOR THE YEAR               FOR THE YEAR
                               ENDED DECEMBER 31, 2000    ENDED DECEMBER 31, 2001
                               -----------------------    -----------------------
                                                  (IN MILLIONS)
REVENUE
  CLEC Services..............            $ 42.0                   $ 45.1
  Data and Internet
    Services.................              41.5                     63.2
  Long Distance Services.....              14.8                     18.4
  Mobile Services............              17.5                     14.4
  Eliminations...............              (2.7)                    (1.1)
                                         ------                   ------
TOTAL REVENUE................            $113.1                   $140.0

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


EXPENSES

The following table shows our principal expenses for the year ended December 31, 2001 and December 31, 2000:

                                      CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                       FOR THE YEAR ENDED        FOR THE YEAR ENDED
                                        DECEMBER 31, 2000        DECEMBER 31, 2001
                                      ---------------------    ---------------------
                                                       (IN MILLIONS)
COST OF REVENUE
  CLEC Services......................          $ 15.4                   $ 17.4
  Data and Internet Services.........            21.9                     30.2
  Long Distance Services.............            12.3                     13.5
  Mobile Services....................             4.1                      3.7
  Eliminations.......................            (2.7)                    (1.1)
                                               ------                   ------
TOTAL COST OF REVENUE................            51.0                     63.7
Selling, general and
  administrative.....................            45.4                     48.9
Depreciation and amortization........            31.9                     41.4
Impairment charge....................              --                     31.3
Equity in (earnings)/losses of
  ventures...........................             0.3                     (8.2)
Interest income......................           (10.4)                    (3.1)
Interest expense.....................             3.3                      2.4
Foreign currency loss................             0.4                      0.6
Provision for income taxes...........          $  1.0                   $  1.9

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

    Sovintel's selling, general and administrative expenses decreased by 23% to $13.0 million, or 11% of revenue for the year ended December 31, 2001 from $16.8 million, or 18% of revenue for the year ended December 31, 2000. The decrease was largely due to a reduction in the rate of revenue related taxes incurred, also reductions in employee related costs and bad debt.

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

Provision for Income Taxes

    Our charge for income taxes was $1.9 million for the year ended December 31, 2001 compared to $1.0 million for the year ended December 31, 2000. The overall increase in the provision for income taxes was due to the increase in tax incurred at Golden Telecom Ukraine, as its brought-forward tax losses had been fully utilized, and the increasing profitability at TeleRoss operating company. TeleRoss operating company's provision for income taxes was reduced by a deferred tax benefit relating to loss carry-forwards that are expected to be utilized in 2002. Russia enacted a reduction in the tax rate effective January 1, 2002, from 35% to 24%. There were no deferred tax liabilities impacted by this reduction.

Net Loss and Net Loss per Share

    Our net loss for the year ended December 31, 2001 was $39.0 million, compared to $10.3 million for the year ended December 31, 2000. The significant increase in our net loss was due to the impairment charge of $31.3 million, together with the other items discussed above.

    Our net loss per share of common stock was $1.65 in the year ended December 31, 2001, compared to $0.43 in the year ended December 31, 2000. The increase in loss per share of common stock was due to the increase in net loss and a decrease in the number of weighted average shares to 23,604,914 in the year ended December 31, 2001, compared to 24,095,884 in the year ended December 31, 2000. The decrease in weighted average shares largely resulted from a buy-back of 2,272,727 shares of our common stock in July, 2001.


INCOME TAXES

    Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of goodwill and certain acquired intangible assets is not deductible for income tax purposes; and (3) in the year ended December 31, 2001 we recorded a $31.3 million impairment charge that was not deductible for income tax purposes. We have not recorded a tax benefit in relation to our US net operating loss carry-forward amount as our taxable US income is largely comprised of interest income and dividends which we do not expect to continue over the longer term. Prior to 2001 we have not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries. However, in 2001 and 2002, as a result of our Russian and Ukrainian subsidiaries profitability for Russian and Ukrainian statutory purposes and reasonable certainty of future profits, we recorded deferred tax asset in the appropriate Russian and Ukrainian subsidiaries. In respect of the impairment charge, this created additional deferred tax assets, against which we recorded valuation allowances as a result of the uncertainties concerning future realization of the tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and investments available for sale were $59.6 million and $46.4 million as of December 31, 2002 and December 31, 2001, respectively. Of these amounts, our cash and cash equivalents were $59.6 million and $37.4 million as of December 31, 2002 and December 31, 2001, respectively. We have invested funds in money market instruments with an original maturity greater than three months which are classified as investments available for sale. At December 31, 2002 and 2001 our investments available for sale were none and $9.0 million, respectively.

    Our total restricted cash was $1.5 million and $3.4 million as of December 31, 2002, and 2001, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the twelve months ended December 31, 2002, we had net cash inflows of $50.6 million from our operating activities. During the twelve months ended December 31, 2001, we had net cash inflows of $24.5 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2002 is mainly due to the achievement of net income, increased revenues, reduction of our operating expenses, and the consolidation of Sovintel into our results of operations and financial position from September 17, 2002. We used cash of $52.2 million and $12.6 million for investing activities for the twelve months ended December 31, 2002 and 2001, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $29.4 million for the twelve months ended December 31, 2002 and included capital expenditures principally attributable to building out our telecommunications network. Network investing activities totaled $27.9 million for the twelve months ended December 31, 2001 and included additional fiber optic capacity between Moscow and Stockholm, fiber optic capacity on major routes within Russia, and the GSM network build out in Odessa, Ukraine. We used cash of $51.2 million for the year ended December 31, 2002 for acquisitions principally attributable to acquiring the remaining 50% of Sovintel. For the year ended December 31, 2001, we used cash of $33.4 million of acquisitions, principally attributable to the acquisitions of Cityline, PTK and Uralrelcom. For the year ended December 31, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001. For the year ended December 31, 2001, we received net proceeds from investments available for sale of $45.4 million and for the year ended December 31, 2002, we received net proceeds from investments available for sale of $9.0 million.

    We had working capital of $56.5 million as of December 31, 2002 and $36.0 million as of December 31, 2001. At December 31, 2002, we had total debt, excluding capital lease obligations, of approximately $33.1 million, of which $9.0 million were current maturities. At December 31, 2001, we had total debt, excluding capital lease obligations, of approximately $13.2 million, of which $9.9 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At December 31, 2001 $6.3 million of our short-term debt was at fixed rates. At December 31, 2002 none of our debt was at fixed rates.

    In the first quarter of 2000, we entered into a lease for the right to use fiber optic capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. The lease required full prepayments as the capacity increased from an STM-1 to an STM-4 to full capacity of STM-16. Full prepayments were made to the lessor in April 2000, August 2000 and February 2001. These prepayments have been offset against the lease obligation in the financial statements of the Company. We will continue to make payments for maintenance for the term of the lease.

    In July 2001, we completed a buy-back of $25.0 million, or approximately 2.3 million shares, of our common stock at $11.00 per share, from a subsidiary of Global TeleSystems Inc. ("GTS"). After this sale, GTS continued to own approximately 0.6 million shares, or approximately 2.6 percent, of our outstanding common stock. To effect the buy-back, we acted as designated purchaser and exercised the options held by Alfa Group ("Alfa"), Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital"), and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok") to acquire our common stock for $11.00 per share from GTS. Alfa, Capital, and Baring Vostok acquired these options in conjunction with their acquisition of $125.0 million in our common shares from GTS in May 2001. In October 2001, GTS sold the remaining approximately 0.6 million shares of our common stock and is no longer a stockholder in GTI. In the fourth quarter of 2002, we retired the approximately 2.3 million shares of common stock held as treasury shares.

    In September 2001, we entered into a five year lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in our interregional traffic and regional expansion strategy. In December 2001, we issued a

$9.1 million loan to the company that provided the capital lease. The loan has payment terms of 56 months, starting in January 2002, and carries interest at the rate of 7 percent per annum.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of December 31, 2002 for all these facilities totaled $1.4 million, of which $0.6 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

    In order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including possible losses from operations. We may also require capital for our acquisition and business development initiatives. The net proceeds from our IPO and our private placement have been applied to these funding requirements. We also expect to fund these requirements through our cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

    In September 2002, TeleRoss LLC ("TeleRoss"), a wholly-owned Russian subsidiary, issued a three month $46.0 million non-interest bearing note payable to Rostelecom in partial settlement for the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. The note issued by TeleRoss was settled in full in December 2002.

    In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary, entered into a secured $30.0 million credit facility with ZAO Citibank. ROLH drew upon the Citibank credit facility in the fourth quarter of 2002 and loaned the funds to TeleRoss to enable TeleRoss to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. ROLH is required to make four quarterly payments of $7.5 million each plus accrued interest beginning in December 2003. The Citibank credit facility carries interest at a rate equal to the three month USD LIBOR plus 4.35%. At the drawdown of the Citibank Credit Facility, GTI and certain affiliates executed a number of agreements to secure repayment of the Citibank Credit Facility, including a payment guarantee from GTI and Sovintel, pledge of the 50% ownership interest in Sovintel the Company owned prior to the purchase of the remaining 50% ownership interest in Sovintel, pledge of a 58% ownership interest in TeleRoss, commitments of TeleRoss to route at least 90% of TeleRoss' cash flows via accounts at ZAO Citibank, commitments of Sovintel to route at least 60% of Sovintel's cash flows via accounts at ZAO Citibank, and assignment of accounts receivable by TeleRoss and Sovintel.

    In the ordinary course of business, we may enter into arrangements with operators and vendors principally for access to telecommunication network and equipment. In September 2002, we entered into a purchase commitment for satellite transmission capacity. The agreement requires 60 monthly payments of $0.1 million each.

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

    As of December 31, 2002, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

                                                                  PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------------------------
                                                           LESS
                                                          THAN 1         1 - 3         4 - 5
                                             TOTAL         YEAR          YEARS         YEARS       THEREAFTER
                                            -------       -------       -------       -------      ----------
Short- and long-term debt .............     $33,099       $ 8,988       $23,761       $   350           --
Capital lease obligations .............       8,756         2,388         6,368            --           --
Non-cancelable lease obligations ......       3,654         1,790         1,699           165           --
Purchase obligations ..................       8,392         3,082         4,256           844          210
                                            -------       -------       -------       -------         ----
Total contractual cash obligations ....     $53,901       $16,248       $36,084       $ 1,359         $210
                                            =======       =======       =======       =======         ====


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

    Our cash and cash equivalents are held largely in interest bearing accounts, in US Dollars, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. Book value as at December 31, 2002 and 2001 approximates fair value.

    Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities. Our investments available for sale were none and $9.0 million as of December 31, 2002 and 2001, respectively, stated at fair value.

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

                                                                                                               2002       2001
                                                  2003       2004      2005      2006     2007    THEREAFTER   TOTAL      TOTAL
                                                -------    -------    ------    ------    -----   ----------  -------    -------
Cash equivalents ............................   $59,625    $    --    $   --    $   --    $  --      $   --   $59,625    $37,404
Investments available for sale
    Variable rate ...........................   $    --    $    --    $   --    $   --    $  --      $   --   $    --    $ 8,976
    Average interest rate ...................        --         --        --        --       --          --        --       4.10%

Note receivable .............................   $ 1,840    $ 1,972    $2,116    $1,494      $--      $   --   $ 7,422    $ 9,137
    Fixed rate ..............................      7.00%      7.00%     7.00%     7.00%      --          --      7.00%      7.00%


Long-term debt, including current portion
    Fixed rate ..............................   $    --    $    --    $   --    $   --    $  --      $   --   $    --    $ 6,250
    Average interest rate ...................        --         --        --        --       --          --        --      14.00%


Long-term debt, including current portion
    Variable rate ...........................   $ 8,988    $23,561    $   --    $  200    $ 350      $   --   $33,099    $ 6,956
    Average interest rate ...................      5.88%      5.81%       --      3.03%    3.03%         --        --         --

    The following table provides information about our financial instruments by local currency and where applicable, presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

                                                                                                                  2002       2001
                                     2003         2004         2005         2006         2007      THEREAFTER     TOTAL      TOTAL
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------  -------
ASSETS
Current assets
Russian rubles ................   $   18,366   $       --   $       --   $       --   $       --   $       --   $   18,366  $ 7,849

    Average foreign currency
      exchange rate ...........        31.78           --           --           --           --           --           --       --

Ukrainian hryvna ..............   $    3,324   $       --   $       --   $       --   $       --   $       --   $    3,324  $ 2,940

    Average foreign currency
      exchange rate ...........         5.33           --           --           --           --           --           --       --

Kazakhstan Tenge ..............   $       40   $       --   $       --   $       --   $       --   $       --   $       40  $    15

    Average foreign currency
      exchange rate ...........       155.60           --           --           --           --           --           --       --

LIABILITIES
Current liabilities
Russian rubles ................   $    7,927   $       --   $       --   $       --   $       --   $       --   $    7,927  $ 2,577

    Average foreign currency
      exchange rate ...........        31.78           --           --           --           --           --           --       --

Ukrainian hryvna ..............   $      827   $       --   $       --   $       --   $       --   $       --   $      827  $   776

    Average foreign currency
      exchange rate ...........         5.33           --           --           --           --           --           --       --

Long-term debt, including
 current portion
US dollars
    Variable rate .............   $    8,988   $   23,561   $       --   $      200   $      350   $       --   $   33,099  $ 6,956
    Average interest rate .....         5.88%        5.81%          --         3.03%        3.03%          --           --       --

    Fixed rate ................   $       --   $       --   $       --   $       --   $       --   $       --   $       --  $ 6,250
    Average interest rate .....           --           --           --           --           --           --           --       --

    Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures (ii) projected traffic volumes and other growth indicators;
(iii) anticipated revenues and expenses; (iv) the Company's competitive environment and our stated intention to be the largest independent communications operator in the markets where we offer our services; (v) the future performance of consolidated and equity method investments; (vi) our ability to successfully merge TeleRoss and Sovintel; and (vii) the political, regulatory and financial situation in the markets in which we operate, are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, our ability to successfully merge Sovintel and TeleRoss, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
                                   GOLDEN TELECOM, INC.

FINANCIAL STATEMENTS
  Report of Independent Auditors.........................................................   85
  Consolidated Balance Sheets as of December 31, 2001 and 2002...........................   86
  Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and
     2002................................................................................   88
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and
     2002................................................................................   89
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
     2001 and 2002.......................................................................   90
  Notes to Consolidated Financial Statements.............................................   91

                                     EDN SOVINTEL LLC

FINANCIAL STATEMENTS
  Report of Independent Auditors.........................................................  132
  Balance Sheet as of December 31, 2001..................................................  133
  Statements of Income for the years ended December 31, 2000 and 2001 and for the period from January 1 to September 16,2002..............................  134
  Statements of Cash Flows for the years ended December 31, 2000 and 2001 and for the period from January 1 to September 16, 2002.............................  135
  Notes to Financial Statements..........................................................  136

                          AUDITED FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                       WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Golden Telecom, Inc.

    We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.


/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 6, 2003

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                                2001             2002
                                                                            ------------     ------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................................     $     37,404     $     59,625
  Investments available for sale ......................................            8,976               --
  Accounts receivable, net of allowance for doubtful accounts of
     $3,800 and $8,686 at December 31, 2001 and 2002, respectively ....           21,875           46,224
  Prepaid expenses ....................................................            6,356            7,811
  Deferred tax asset ..................................................            1,586            3,681
  Other current assets ................................................            8,538           10,113
                                                                            ------------     ------------

TOTAL CURRENT ASSETS ..................................................           84,735          127,454

Property and equipment:
  Telecommunications equipment ........................................           96,337          192,638
  Telecommunications network held under capital leases ................           23,500           23,500
  Furniture, fixtures and equipment ...................................           11,844           17,477
  Other property ......................................................            6,502            9,977
  Construction in progress ............................................            9,670           22,070
                                                                            ------------     ------------
                                                                                 147,853          265,662
  Accumulated depreciation ............................................           49,263           99,541
                                                                            ------------     ------------
    Net property and equipment ........................................           98,590          166,121
Investments in and advances to ventures ...............................           45,981              721
Goodwill and intangible assets:
  Goodwill, net of accumulated amortization of $51,213 as of
     December 31, 2001 ................................................           18,723           71,703
  Telecommunications service contracts, net of accumulated
     amortization of $3,475 as of December 31, 2001 and $6,775
     as of December 31, 2002 ..........................................           26,481           41,247
  Contract-based customer relationships, net of accumulated
     amortization of $216 as of December 31, 2001 and $811
     as of December 31, 2002 ..........................................            3,651            7,511
  Licenses, net of accumulated amortization of $839 as of
     December 31, 2001 and $1,249 as of December 31, 2002 .............            2,015            1,918
  Other Intangible assets, net of accumulated amortization of
     $3,084 as of December 31, 2001 and $5,583 as of
     December 31, 2002 ................................................            6,276            5,289
                                                                            ------------     ------------
    Net goodwill and intangible assets ................................           57,146          127,668
Restricted cash .......................................................            3,369            1,515
Other non-current assets ..............................................           10,563           12,331
                                                                            ------------     ------------

TOTAL ASSETS ..........................................................     $    300,384     $    435,810
                                                                            ============     ============


   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                2001              2002
                                                                            ------------      ------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses ................................    $     27,327      $     48,268
  Debt maturing within one year ........................................           9,869             8,988
  Current capital lease obligation .....................................           1,618             1,775
  Deferred revenue .....................................................           2,554             3,970
  Due to affiliates and related parties ................................             180             1,999
  Other current liabilities ............................................           7,177             5,980
                                                                            ------------      ------------

TOTAL CURRENT LIABILITIES ..............................................          48,725            70,980

Long-term debt, less current portion ...................................           3,337            24,111
Long-term deferred tax liability .......................................           6,294            12,406
Long-term deferred revenue .............................................           3,274             7,334
Long-term capital lease obligations ....................................           7,396             5,621
Other non-current liabilities ..........................................           4,547             5,713
                                                                            ------------      ------------

TOTAL LIABILITIES ......................................................          73,573           126,165

COMMITMENTS AND CONTINGENCIES
Minority interest ......................................................           5,967             2,187

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
     authorized; none issued and outstanding at December 31,
     2001 and 2002) ....................................................              --                --
  Common stock, $0.01 par value (100,000,000 shares authorized;
      24,790,098 shares issued and 22,517,371 shares outstanding at
      December 31, 2001 and 27,021,415 shares issued and outstanding
      at December 31, 2002) ............................................             248               270
  Treasury stock, at cost (2,272,727 shares as of December 31, 2001) ...         (25,000)               --
  Additional paid-in capital ...........................................         414,407           446,215
  Accumulated deficit ..................................................        (168,811)         (139,027)
                                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY .............................................         220,844           307,458
                                                                            ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................    $    300,384      $    435,810
                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     2000              2001              2002
                                                                 ------------      ------------      ------------
REVENUE:
  Telecommunication services ...............................     $    102,492      $    128,407      $    189,680
  Revenue from affiliates and related parties ..............           10,597            11,631             9,047
                                                                 ------------      ------------      ------------

TOTAL REVENUE ..............................................          113,089           140,038           198,727

OPERATING COSTS AND EXPENSES:
  Access and network services (excluding depreciation
     and amortization) .....................................           50,954            63,685            91,189
  Selling, general and administrative (excluding
     depreciation and amortization) ........................           45,420            48,935            46,147
  Depreciation and amortization ............................           31,851            41,398            29,961
  Impairment charge ........................................               --            31,291                --
                                                                 ------------      ------------      ------------

TOTAL OPERATING EXPENSES ...................................          128,225           185,309           167,297

INCOME (LOSS) FROM OPERATIONS ..............................          (15,136)          (45,271)           31,430
                                                                 ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures ..................             (285)            8,155             4,375
  Interest income ..........................................           10,445             3,161             1,569
  Interest expense .........................................           (3,319)           (2,384)           (2,236)
  Foreign currency losses ..................................             (390)             (647)           (1,174)
  Minority interest ........................................             (431)             (117)             (527)
  Other non-operating expense ..............................             (148)               --                --
                                                                 ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSES) ..............................            5,872             8,168             2,007
                                                                 ------------      ------------      ------------

Net income (loss) before income taxes ......................           (9,264)          (37,103)           33,437
Income taxes ...............................................              990             1,902             4,627
                                                                 ------------      ------------      ------------

Net income (loss) before cumulative effect of change in
accounting principle .......................................          (10,254)          (39,005)           28,810

Cumulative effect of change in accounting principle ........               --                --               974
                                                                 ------------      ------------      ------------

NET INCOME (LOSS) ..........................................     $    (10,254)     $    (39,005)     $     29,784
                                                                 ============      ============      ============

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle .................            (0.43)            (1.65)             1.20
     Cumulative effect of a change in
          accounting principle .............................               --                --              0.04
                                                                 ------------      ------------      ------------
     Net income (loss) per share - basic ...................     $      (0.43)     $      (1.65)     $       1.24
                                                                 ============      ============      ============

Weighted average common shares
     outstanding - basic ...................................           24,096            23,605            24,102
                                                                 ============      ============      ============

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle .................            (0.43)            (1.65)             1.17
     Cumulative effect of a change in
          accounting principle .............................               --                --              0.04
                                                                 ------------      ------------      ------------
     Net income (loss) per share - diluted .................     $      (0.43)     $      (1.65)     $       1.21
                                                                 ============      ============      ============

Weighted average common shares
     outstanding - diluted .................................           24,096            23,605            24,517
                                                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           2000              2001              2002
                                                                       ------------      ------------      ------------
OPERATING ACTIVITIES
  Net income (loss) ..............................................     $    (10,254)     $    (39,005)     $     29,784
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities:
  Depreciation ...................................................           15,133            18,685            23,560
  Amortization ...................................................           16,718            22,713             6,401
  Equity in (earnings) losses of ventures ........................              285            (8,155)           (4,375)
  Impairment charge ..............................................               --            31,291                --
  Minority interest ..............................................              431               117               527
  Foreign currency losses ........................................              390               647             1,174
  Deferred tax benefit ...........................................               --            (1,656)           (4,213)
  Other ..........................................................            1,169             1,274              (196)
  Changes in assets and liabilities:
     Accounts receivable .........................................           (8,558)              905            (3,358)
     Accounts payable and accrued expenses .......................            5,945            (1,390)             (240)
     Other assets and liabilities ................................           (3,145)             (968)            1,582
                                                                       ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................           18,114            24,458            50,646

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets ......          (37,115)          (27,859)          (29,431)
  Acquisitions, net of cash acquired .............................          (24,309)          (33,448)          (51,214)
  Loan received from equity investee .............................               --                --             9,973
  Cash received from escrow account ..............................               --                --             3,000
  Restricted cash ................................................            4,448              (850)            1,884
  Purchase of investments available for sale .....................          (53,080)           (8,965)           (2,000)
  Proceeds from  investments available for sale ..................               --            54,344            10,976
  Convertible loan to affiliated company .........................           (9,000)            9,000                --
  Dividend received from affiliated company ......................            1,910             1,924             1,955
  Loans made .....................................................               --            (9,137)               --
  Other investing ................................................            5,776             2,359             2,688
                                                                       ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES ............................         (111,370)          (12,632)          (52,169)

FINANCING ACTIVITIES
  Proceeds from debt .............................................           22,900             3,300            30,000
  Repayments of debt .............................................          (31,540)          (10,003)          (10,107)
  Purchase of treasury stock .....................................               --           (25,000)               --
  Net proceeds from exercise of employee stock options ...........               --               382             5,904
  Net proceeds from shareholder ..................................               32                --                --
  Other financing ................................................           (2,815)             (761)           (1,618)
                                                                       ------------      ------------      ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES ...............          (11,423)          (32,082)           24,179

Effect of exchange rate changes on cash and cash equivalents .....             (154)             (229)             (435)
                                                                       ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .............         (104,833)          (20,485)           22,221
Cash and cash equivalents at beginning of period .................          162,722            57,889            37,404
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $     57,889      $     37,404      $     59,625
                                                                       ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                              (IN THOUSANDS OF US$)

                                                COMMON STOCK             TREASURY STOCK       ADDITIONAL                  TOTAL
                                           ----------------------   -----------------------    PAID-IN    ACCUMULATED  SHAREHOLDERS'
                                            SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      DEFICIT       EQUITY
                                           ---------   ----------   ----------   ----------   ----------  ------------ -------------
Balance at December 31, 1999 ............     24,050   $      241           --   $       --   $  407,863   $ (119,552)  $  288,552
  Compensatory restricted stock grants ..         --           --           --           --          852           --          852
  Acquisition of GTS-Ukrainian
  TeleSystems, LLC ......................         30           --           --           --          360           --          360
  Acquisition of Agama Limited ..........        400            4           --           --        3,795           --        3,799
  Adjustment of shareholder
  contribution ..........................         --           --           --           --         (116)          --         (116)
  Net loss ..............................         --           --           --           --           --      (10,254)     (10,254)
                                           ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000 ............     24,480   $      245           --           --   $  412,754     (129,806)  $  283,193
  Compensatory restricted stock grants ..         --           --           --           --          636           --          636
  Compensatory common stock option
  grants ................................         --           --           --           --          453           --          453
  Issuance of common stock in relation
  to restricted stock grants ............        142            2           --           --           (2)          --           --
  Exercise of stock options .............         43           --           --           --          517           --          517
  Exercise of common stock warrants .....        125            1           --           --           (1)          --           --
  Purchase of treasury shares ...........         --           --       (2,273)     (25,000)          --           --      (25,000)
  Other equity transactions .............         --           --           --           --           50           --           50
  Net loss ..............................         --           --           --           --           --      (39,005)     (39,005)
                                           ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001 ............     24,790   $      248       (2,273)  $  (25,000)  $  414,407   $ (168,811)  $  220,844
  Compensatory common stock grants ......         --           --           --           --          340           --          340
  Exercise of stock options .............        480            5           --           --        5,822           --        5,827
  Retirement of treasury shares .........     (2,273)         (23)       2,273       25,000      (24,977)          --           --
  Acquisition of EDN Sovintel LLC .......      4,024           40           --           --       50,623           --       50,663
  Net income ............................         --           --           --           --           --       29,784       29,784
                                           ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2002 ............     27,021   $      270           --           --   $  446,215   $ (139,027)  $  307,458
                                           =========   ==========   ==========   ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

    Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial pubic offering which closed on October 5, 1999.

    The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and after the IPO, GTS retained an approximately 67% interest in the Company. On May 11, 2001, GTS completed the sale of approximately 12.2 million shares, or approximately 50%, of GTI's common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of the Company's previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok").

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

    The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, the Company recognizes 100% of the losses in ventures and majority owned subsidiaries where the Company bears all of the financial risk. When such ventures and subsidiaries become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recognized have been recovered. The results of operations of the abandoned cellular ventures are excluded from GTI's results of operations from August 31, 1999, the date of abandonment, through to disposition in December 2000.

    Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

                              GOLDEN TELECOM, INC.

Foreign Currency Translation

    The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency (principally either Russian rubles or Ukrainian hryvna) in accordance with the requirements of domestic accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS and other non-US jurisdictions in that they reflect certain adjustments, recorded on the entities' books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

    The Company follows a translation policy in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). The temporal method for translating assets and liabilities is used for translation of the Company's legal entities domiciled in the CIS and other non-US jurisdictions. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures. Generally, the ruble is not convertible outside of Russia. The official exchange rate which is established by the Central Bank of Russia is a reasonable approximation of market rate. The official exchange rates which are used for translation in the accompanying financial statements were 30.14 and 31.78 rubles per US dollar as of December 31, 2001 and 2002, respectively.

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

                              GOLDEN TELECOM, INC.

Investments Available for Sale

    The Company classifies its investments in debt securities, which do not qualify as cash equivalents due to their extended maturities, as investments available for sale. Investments available for sale consisted of money market instruments such as certificates of deposit and commercial paper, and the contractual maturity of the entire balance was less than one year at December 31, 2001. Investments available for sale are stated at fair value which approximates cost plus accrued interest income. Accordingly, there are no unrecognized gains or losses as of December 31, 2001 and 2002.

Accounts Receivable, Net

    Accounts receivable are shown at their net realizable value which approximates their fair value.

Inventories

    Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.

Property and Equipment

    Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $23.5 million at December 31, 2001 and 2002, with associated accumulated depreciation of $2.6 million and $5.9 million as of December 31, 2001 and 2002, respectively. Amortization of assets recorded under capital leases is included with depreciation expense for the year ended December 31, 2001 and 2002.

Goodwill and Intangible Assets

    Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses, and was amortized on a straight-line basis over its estimated useful life, five years until December 31, 2001. Intangible assets, which are stated at cost, consists principally telecommunications service contracts, licenses, software and content are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to seven years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets" and SFAS No. 142 "Goodwill and Other Intangible Assets", the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

                              GOLDEN TELECOM, INC.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. The Company has adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

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

    Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on the Company's net income for the twelve months ended December 31, 2002 was approximately $15.0 million increase, or $0.62 per share of common stock - basic. The Company also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Amortization expense for goodwill for the twelve months ended December 31, 2001 was $13.8 million.

    Amortization expense for intangible assets for the twelve months ended December 31, 2002 was $6.4 million. Amortization expense for the succeeding five years is expected to be as follows: 2003 - $10.2 million, 2004 - $9.2 million, 2005 - $8.2 million, 2006 - $7.3 million, and 2007 - $6.4 million. The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:


                                                        AS OF DECEMBER 31, 2001          AS OF DECEMBER 31, 2002
                                                      ---------------------------      ----------------------------
                                                                             (IN THOUSANDS)
                                                                      ACCUMULATED                       ACCUMULATED
                                                         COST        AMORTIZATION         COST         AMORTIZATION
                                                      -----------    ------------      -----------     ------------
     Amortized intangible assets:
       Telecommunications service contracts .....     $    29,956     $    (3,475)     $    48,022     $    (6,775)
       Contract-based customer relationships ....           3,867            (216)           8,322            (811)
       Licenses .................................           2,854            (839)           3,167          (1,249)
       Other intangible assets ..................           9,360          (3,084)          10,872          (5,583)
                                                      -----------     -----------      -----------     -----------
         Total ..................................     $    46,037     $    (7,614)     $    70,383     $   (14,418)
                                                      ===========     ===========      ===========     ===========

    Other intangible assets include software, Internet software and related content, as well as other intangible assets.

                              GOLDEN TELECOM, INC.

    The changes on the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                                                          DATA &
                                                          CLEC           INTERNET
                                                         SEGMENT          SEGMENT            TOTAL
                                                       ------------     ------------      ------------
                                                                       (IN THOUSANDS)
     Balance as of December 31, 2001 .............     $     15,589     $      3,134      $     18,723
     Goodwill acquired during the year ...........           54,299               --            54,299

     Goodwill reclassified to intangible assets ..               --           (1,319)           (1,319)
                                                       ------------     ------------      ------------
     Balance as of December 31, 2002 .............     $     69,888     $      1,815      $     71,703
                                                       ============     ============      ============

    The pro forma impact of the change in accounting method for goodwill on net loss and net loss per share for the twelve months ended December 31, 2001 compared to actual results for the twelve months ended December 31, 2002 is as follows:

                                                                      TWELVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     2001              2002
                                                                 ------------      ------------
                                                                     (IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)

       Reported net income (loss) ..........................     $    (39,005)     $     29,784
       Goodwill amortization ...............................           13,846                --
       Negative goodwill amortization on equity investee ...             (243)               --
                                                                 ------------      ------------
       Adjusted net income (loss) ..........................     $    (25,402)     $     29,784
                                                                 ============      ============

     Basic net income (loss) per share:
       Reported net income (loss) ..........................     $      (1.65)     $       1.24
       Goodwill amortization ...............................             0.58                --
       Negative goodwill amortization on equity investee ...            (0.01)               --
                                                                 ------------      ------------
       Adjusted net income (loss) per share ................     $      (1.08)     $       1.24
                                                                 ============      ============

     Diluted net income (loss) per share:
       Reported net income (loss) ..........................     $      (1.65)     $       1.21
       Goodwill amortization ...............................             0.58                --
       Negative goodwill amortization on equity investee ...            (0.01)               --
                                                                 ------------      ------------
       Adjusted net income (loss) per share ................     $      (1.08)     $       1.21
                                                                 ============      ============

                              GOLDEN TELECOM, INC.

Goodwill Impairment Assessment

    Goodwill is reviewed annually for impairment or whenever it is determined that impairment indicators exits. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If a goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill.

Long-Lived Assets

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

                              GOLDEN TELECOM, INC.

Revenue Recognition

    The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected, and the time spent online. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at a rate of 4% during 2000 and 1% during 2001 and 2002, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

    In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company has deferred telecommunication connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The total amount of deferred revenue was $5.9 million and $11.3 million as of December 31, 2001 and 2002, respectively. The total amount of deferred cost of revenue was $2.7 million and $4.4 million as of December 31, 2001 and 2002, respectively.

    In the fourth quarter of 2002, the Company re-assessed the average life of the customer and concluded that the average life of the customer increased from three to five years except for GTU which remained at two years for customers in the CLEC Services and Data and Internet Services Division's and eighteen months for customers in the Mobile Services division. The impact of increasing the average life of the customer from three to five years was approximately $0.7 million reduction in revenue and $0.4 million decrease in cost of revenue in the fourth quarter of 2002. The impact of this change in customer life was $0.3 million reduction on net income and $0.01 per common share -basic for the year ended December 31, 2002.

     The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer.

Advertising

    The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 2000, 2001 and 2002 were $5.0 million, $4.6 million and $3.7 million, respectively.

Net Income (Loss) Per Share

    The Company's net loss per share calculation (basic and diluted) at December 31, 2001 is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation at December 31, 2001 and 2002. Warrants and stock options have been excluded from the net loss per share calculation at December 31, 2001 because their effect would have been antidilutive.

                              GOLDEN TELECOM, INC.

    Basic earnings per share at December 31, 2002 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2002 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive in 2002 was 352,261 stock options.

    The components of basic and diluted earnings per share were as follows:

                                                                            TWELVE MONTHS
                                                                               ENDED
                                                                            DECEMBER 31,
                                                                                2002
                                                                           ---------------
                                                                            (IN THOUSANDS,
                                                                           EXCEPT EARNINGS
                                                                             PER SHARE)

     Income before cumulative effect of a change in
          accounting principle ........................................     $     28,810
                                                                            ============

     Weighted average outstanding of:
       Common stock shares ............................................           24,102
     Dilutive effect of:
       Employee stock options .........................................              415
                                                                            ------------

     Common stock and common stock equivalents ........................           24,517
                                                                            ============

     Earnings per share before cumulative effect of a change in accounting principle:
       Basic ..........................................................     $       1.20
                                                                            ============
       Diluted ........................................................     $       1.17
                                                                            ============

Government Pension Funds

The Company contributes to the Russian and Ukrainian state pension funds and social funds, on behalf of all its Russian and Ukrainian employees. In Russia, starting from January 1, 2001 all social contributions (including contributions to the Pension fund) were substituted with a unified social tax ("UST") calculated by the application of a regressive rate from 35.6% to 5% to the annual gross remuneration of each employee. The company allocates UST to three social funds (including the Pension fund) where the rate of contributions to the Pension fund vary from 28% to 5% respectively depending on the annual gross salary of each employee. The contributions are expensed as incurred.

                              GOLDEN TELECOM, INC.

Fair Value of Financial Instruments

    The carrying amounts for cash and cash equivalents, investments held for sale, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair value. The fair value of debt to GTS was $6.5 million at December 31, 2001 and was paid in May 2002. The fair value of notes receivable, including the long-term portion was $9.1 million and $7.6 million at December 31, 2001 and 2002, respectively. The fair value of debt to Citibank approximates the carrying value of $30.0 million at December 31, 2002. At December 31, 2002, the Company held no debt at fixed rates.

Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 2000, 2001 and 2002, comprehensive income for the Company is equal to net income (loss).

Off Balance Sheet Risk and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, investments held for sale and accounts and notes receivable. Of the $37.4 million of cash and cash equivalents and $9.0 million of investments available for sale held at December 31, 2001 and the $59.6 million of cash and cash equivalents held at December 31, 2002, $38.3 million and $45.8 million was held in US money market instruments in US financial institutions at December 31, 2001 and 2002, respectively. The remaining balance is being maintained in US-owned and, to a lesser extent, local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers. In 2001, the Company granted an unsecured loan to a party in a lease agreement, as disclosed in Note 6.

Stock-Based Compensation

    The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted. The Company recognizes compensation expense for stock options granted to employees of its equity method investees based on the fair value of options, as determined using the Black-Sholes valuation model, over the respective option vesting period.

                              GOLDEN TELECOM, INC.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earrings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. The Company has adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 will not have a significant impact of the Company's consolidated financial position or results of operations.

    The Company applies the provisions of APB No. 25 in accounting for its stock options incentive plans. The effect of applying SFAS No. 123 on the net income
(loss) as reported is not representative of the effects on reported net income
(loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                           TWELVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2000            2001              2002
                                                              -----------     ------------      ------------
                                                                          (IN THOUSANDS, EXCEPT
                                                                              PER SHARE DATA)

     Net income (loss), as reported ........................  $   (10,254)    $    (39,005)     $     29,784
     Deduct: total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects ..........        8,432            8,278             7,937
                                                              -----------     ------------      ------------
     Pro forma net income (loss) ...........................  $   (18,686)    $    (47,283)     $     21,847
                                                              ===========     ============      ============

     Net income (loss) per share:
       Basic - as reported .................................  $     (0.43)    $      (1.65)     $       1.24
       Basic - pro forma ...................................  $     (0.78)           (2.00)             0.91
       Diluted - as reported ...............................  $     (0.43)           (1.65)             1.21
       Diluted - pro forma .................................  $     (0.78)           (2.00)             0.89

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

Asset Retirement Obligations

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have an impact on the Company's consolidated financial position or results of operations.

                              GOLDEN TELECOM, INC.

Rescission and amendments of certain FASB statements

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

Exit or Disposal Activities

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

Financial Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect that the adoption of the provisions of FIN No. 46 will have a material impact on the Company's future results of operations, financial position or cash flow.

Comparative Figures

    Certain 2000 and 2001 amounts have been reclassified to conform to presentation adopted in the current year.

                              GOLDEN TELECOM, INC.

NOTE 3: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

    The Company has continually increased its ownership interest in several of its previously existing ventures by either buying all or part of the minority shareholders' interest in these ventures. These transactions have enabled the Company to consolidate certain ventures that were previously accounted for following the equity method of accounting. The Company has executed these transactions by paying cash and has accounted for these transactions under the purchase method of accounting, and as such, any purchase price paid over net tangible and intangible assets acquired has been reflected as goodwill, which was amortized on a straight-line basis for a period of five years prior to December 31, 2001.

ACQUISITIONS IN 2000

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

    The Company has executed the above transactions by paying cash and issuing shares of the Company's common stock. These transactions have been accounted under the purchase method of accounting, and as such, any purchase price paid over net tangible and intangible assets acquired has been reflected as goodwill. No adjustments have been made to the assets and liabilities acquired, since their carrying values approximated their fair market values on the date of the transactions.

                              GOLDEN TELECOM, INC.

    In December 2000, the Company acquired an ownership interest in MCT in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owned the Company's Russian mobile operations. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expected to be diluted to not less than 18% as a result of equity offerings planned by MCT. As part of the transaction, the Company also acquired $9.0 million of MCT debt convertible into equity securities for cash, which was fully repaid in November 2001.

    The Company accounted for the exchange of the subsidiary Vostok Mobile B.V. for an equity interest of approximately 24% in MCT at book value since the related fair values were not readily determinable, accordingly, no gain or loss was recognized on the exchange. Concurrent with the exchange of ownership interests, certain assets and rights to certain obligations of the Company's Russian mobile ventures were assigned to MCT. Prior to the transaction, the book value of the Company's interest was adjusted for the effect of these concurrent transactions and the remaining portion of the abandonment and restructuring reserve (see Note 15). At December 31, 2002, the Company's equity interest in MCT was approximately 23%.

ACQUISITIONS IN 2001

    In June 2001, the Company acquired ISP ZAO Cityline ("Cityline"), 51% of ISP OOO Uralrelcom ("Uralrelcom") and infrastructure company ZAO First Telecommunications Company ("PTK") for cash consideration of approximately $29.0 million, including $6.0 million that was held in escrow. At the time of acquisition, local access capacity to be delivered by a third party to PTK was not yet operational nor placed in service. The purchase and sale agreement provided that until such capacity became fully operational, $6.0 million of purchase consideration would be held in escrow. The Company's interim financial statements reflected the preliminary purchase price allocation, principally assigning such costs to intangible assets. In the fourth quarter of 2001, the Company became aware that such original local access capacity would not become available. As a result, the Company negotiated a full recovery of the funds held in escrow and the Company received alternative local access capacity pursuant to the original terms of the PTK third-party contract. Accordingly, as of December 31, 2001, the recovery of the funds held in escrow of $6.0 million was recorded as a reduction in the carrying amount of the acquired intangible assets. In addition, the Company incurred approximately $0.9 million in consulting fees related to these investment transactions from an affiliate of Alfa, a shareholder of the Company.

    The following unaudited pro forma combined results of operations for the Company give effect to the Cityline, Uralrelcom and PTK business combinations as if they had occurred at the beginning of 2001, along with pro forma comparable results for 2000. For the twelve months ended December 31, 2000 and 2001, pro forma revenue would have been approximately $118.3 million and $142.9 million, respectively. The pro forma net loss would have been approximately $11.9 million, or $0.49 per common share for the twelve months ended December 31, 2000 and approximately $40.9 million, or $1.73 per common share, for the twelve months ended December 31, 2001. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

                              GOLDEN TELECOM, INC.

    In September 2001, the Company acquired 51% of ADS, a CLEC operating primarily in Nizhny Novgorod, for cash consideration of approximately $2.9 million. The impact of this acquisition on the operating results of the Company for 2000 and 2001, if presented on a pro-forma basis, would not have been material.

    The following is a condensed balance sheet of ADS as of the acquisition date, reflecting purchase price accounting adjustments to the net assets acquired:

                                         SEPTEMBER 1, 2001
                                         -----------------
                                          (IN THOUSANDS)
     ASSETS:
     Current assets ..................     $        572
     Property and equipment ..........            3,487
     Goodwill ........................               51
     Intangible assets ...............            1,972
     Other assets ....................              117
                                           ------------
       Total assets ..................     $      6,199

     LIABILITIES:
     Current liabilities .............     $      1,694
     Non-current liabilities .........              314
     Minority interest ...............            1,294
                                           ------------
       Net assets ....................     $      2,897
                                           ------------
     Total purchase consideration ....     $      2,897
                                           ============

    The results of operations of Cityline, Uralrelcom and PTK have been included in the Company's consolidated operations since June 1, 2001. The results of operations of ADS have been included in the Company's consolidated operations since September 1, 2001.

ACQUISITIONS IN 2002

    In August 2002, the Company acquired approximately 31% of Golden Telecom (Ukraine) ("GTU") for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability, net of $0.3 million discount (determined at the rate of 6.11%). The Company now owns 100% of GTU. The acquisition was accounted for as a purchase business combination under US GAAP. The Company's financial statements reflect the preliminary allocation of the purchase price, and as such, the Company has recorded approximately $1.8 million of contract-based customer relationship intangible assets that will be amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.

                              GOLDEN TELECOM, INC.

    In September 2002, subsidiaries of the Company completed the acquisition of 50% of EDN Sovintel LLC ("Sovintel") that the Company did not own from Open Joint Stock Company Rostelecom ("Rostelecom"), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of the Company and Rostelecom, bringing the Company's ownership in Sovintel to 100%. The total purchase price of approximately $113.1 million consisted of approximately $50.7 million in GTI's common stock, representing 4,024,067 shares, $10.0 million in cash consideration, $46.0 million in promissory note consideration (see discussion below), and direct transaction costs of approximately $7.1 million, including an investment banking fee of approximately $3.3 million paid to an affiliate of Alfa Telecom Limited, a shareholder of the Company. The value of the common stock which was issued on August 28, 2002 was determined based on the closing price of the Company's common stock on September 3, 2002. The acquisition of the remaining 50% of Sovintel will further strengthen the Company's position in the key Moscow and St. Petersburg communications markets, position the Company to realize future operating and cost synergies, and allow GTI to offer a full suite of telecommunication services across broad geographical markets in Russia and the CIS. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia. The Company intends to use the assets of Sovintel in the manner in which they were previously used. The Company began consolidating the results of operations of Sovintel on September 17, 2002.

    In September 2002, TeleRoss LLC ("TeleRoss"), a wholly-owned Russian subsidiary of the Company, issued a three month $46.0 million non-interest bearing note payable to Rostelecom in partial settlement of the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. TeleRoss was required to and settled the note, in full, in December 2002. This non-interest bearing note payable was recorded net of $0.7 million discount representing imputed interest.

    The acquisition of the remaining 50% of Sovintel was accounted for as a purchase business combination in accordance with US GAAP. As the transaction reflected acquisition of the remaining 50% interest in Sovintel which was not previously owned by the Company, the Company has recorded the net assets acquired at 50% of estimated fair value and 50% of historical US GAAP carrying values. The following is a condensed balance sheet of Sovintel as of the acquisition date, reflecting purchase accounting adjustments to the net assets acquired:

                              GOLDEN TELECOM, INC.

                                                              SEPTEMBER 17, 2002
                                                              ------------------
                                                                 (IN THOUSANDS)
     ASSETS:
       Current assets ......................................     $     43,223
       Property and equipment, net .........................           64,124
       Telecommunications service contracts
          intangible assets, net ...........................           14,742
       Contract based customer relationship
          intangible assets, net ...........................            6,350
       Licenses, net .......................................              562
       Other intangible assets, net ........................              300
       Goodwill ............................................           54,262
       Other assets ........................................           11,114
                                                                 ------------
         Total assets ......................................     $    194,677

     LIABILITIES:
       Current liabilities .................................     $     23,774
       Non-current liabilities .............................            8,514
                                                                 ------------
         Net assets ........................................     $    162,389

       Less: previous carrying value of the Company's
          equity method investment in Sovintel .............          (49,283)
                                                                 ------------
     Total purchase consideration and acquisition costs ....     $    113,106
                                                                 ============

     Consideration and acquisition costs:
       Cash consideration ..................................     $     10,000
       Promissory note consideration, net of discount ......           45,307
       GTI shares consideration ............................           50,663
       Direct transaction costs ............................            7,136
                                                                 ------------
     Total purchase consideration and acquisition costs ....     $    113,106
                                                                 ============

     The Company's financial statements reflect the allocation of the purchase price to assets acquired and liabilities assumed based on their fair values, and as such, the Company has assigned approximately $14.7 million to telecommunications service contracts intangible assets which will be amortized over a weighted average of approximately 9 years, approximately $6.4 million to contract based customer relationship intangible assets which will amortized over a weighted average of approximately 5 years, approximately $0.6 million to licenses which will be amortized over a weighted average of 5 years, and approximately $0.3 million to other identified intangible assets which will amortized over 5 years. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $54.3 million has been assigned to goodwill and is not deductible for tax purposes. This goodwill has been assigned to the CLEC Services business segment. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the acquisition of the remaining 50% of Sovintel. The goodwill will be tested for impairment at least annually.

                              GOLDEN TELECOM, INC.

    The following unaudited pro forma combined results of operations for the Company give effect to the Sovintel business combination as if it had occurred at the beginning of 2001 and 2002. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

                                                                       TWELVE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                 ------------------------------
                                                                     2001              2002
                                                                 ------------      ------------
                                                                      (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)

     Revenue ...............................................     $    239,128      $    286,998
     Income (loss) before cumulative effect of
       a change in accounting principle ....................          (30,688)           36,587
     Cumulative effect of a change in
       accounting principle ................................               --               974
                                                                 ------------      ------------
     Net income (loss) .....................................     $    (30,688)     $     37,561
                                                                 ============      ============
     Basic earnings (loss) per share of common stock:
          Income (loss) before cumulative effect of
               a change in accounting principle ............     $      (1.11)     $       1.36
          Cumulative effect of a change in
               accounting principle ........................               --              0.04
                                                                 ------------      ------------
           Net income (loss) per share - basic .............     $      (1.11)     $       1.40
                                                                 ============      ============
     Weighted average common shares - basic ................           27,629            26,748
                                                                 ============      ============
     Diluted earnings (loss) per share of common stock:
          Income (loss) before cumulative effect of
               a change in accounting principle ............     $      (1.11)     $       1.34
          Cumulative effect of a change in
               accounting principle ........................               --              0.04
                                                                 ------------      ------------
           Net income (loss) per share - diluted ...........     $      (1.11)     $       1.38
                                                                 ============      ============
     Weighted average common shares - diluted ..............           27,629            27,163
                                                                 ============      ============

NOTE 4: INVESTMENTS IN AND ADVANCES TO VENTURES

    The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments, in the periods shown, range from approximately 23% to 50%.

                              GOLDEN TELECOM, INC.

    The components of the Company's investments in and advances to ventures are as follows:

                                                                               DECEMBER 31,
                                                                      ------------------------------
                                                                          2001              2002
                                                                      ------------      ------------
                                                                              (IN THOUSANDS)
     Equity in net assets acquired ..............................     $     12,348      $     12,348
     Excess of equity in net assets acquired over investment
       cost net of amortization of $243 at December 31, 2001 ....             (974)               --
     Accumulated earnings recognized, net of losses .............           40,139            44,954
     Dividends ..................................................           (4,477)           (4,532)
     Cash advances and other ....................................           (1,055)          (11,663)
     Effects of consolidating equity method companies ...........               --           (40,386)
                                                                      ------------      ------------
        Total investments in and advances to ventures ...........     $     45,981      $        721
                                                                      ============      ============

    The Company has financed the operating and investing cash flow requirements of several of the Company's ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company's investments in and cash advances to the ventures.

                              GOLDEN TELECOM, INC.

    The changes in the investments in and advances to ventures are as follows:

                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                2001              2002
                                                                            ------------      ------------
                                                                                    (IN THOUSANDS)
     Balance, at beginning of period ..................................     $     49,629      $     45,981

       Equity in net assets acquired ..................................              715                --
       Dividends ......................................................           (2,024)              (55)
       Convertible loan to MCT ........................................           (9,000)               --
       Cash advances (repayments) and other ...........................             (768)          (10,608)
       Effect of consolidating equity method investees ................           (1,277)          (40,386)
                                                                            ------------      ------------
                                                                                 (12,354)          (51,049)
       Equity ownership in earnings ...................................            7,256             4,815
       Cumulative effect of change in accounting principle ............               --               974
       Excess gains (losses) recognized over amount attributable to
          ownership interest ..........................................              213                --
       Interest income on advances ....................................              994                --
       Amortization of excess of equity in net assets acquired
            over investment cost ......................................              243                --
                                                                            ------------      ------------
     Balance, at end of period ........................................     $     45,981      $        721
                                                                            ============      ============

    For all periods presented through December 31, 2002, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                                                 EQUITY METHOD ENTITIES
                                        ------------------------------------------
                                               PERIOD                   OWNERSHIP
                                        ---------------------           ----------
     EDN Sovintel .................     Through September 16,                  50%
                                                2002

     Other TeleRoss Ventures ......              All                           50%

     TeleRoss Nizhny Novgorod .....      Through August 2001                   50%

     TeleRoss Ufa .................       Through March 2001                   50%

     TeleRoss Arkhangelsk .........     Through December 2000             50%-100%

     TeleRoss Komi ................     Through December 2000              50%-75%

     TeleRoss Khabarovsk ..........     Through December 2000             50%-100%

     TeleRoss Samara ..............       Through June 2002                    50%

     Vostok Mobile Ventures .......     Through December 2000              50%-70%

     MCT Corp. ....................       From December 2000               22%-24%

    TeleRoss Nizhny Novgorod, TeleRoss Ufa, TeleRoss Arkhangelsk, TeleRoss Komi, TeleRoss Khabarovsk, TeleRoss Samara and EDN Sovintel are all accounted for using the consolidation method subsequent to the dates indicated above.

                              GOLDEN TELECOM, INC.

    The following table presents summarized income statement and balance sheet information from the Company's significant equity investee, Sovintel, for the year ended December 31, 2001 and the period January 1, 2002 to September 16, 2002. Effective September 17, 2002, the company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

                                YEAR ENDED                          PERIOD FROM JANUARY 1
                             DECEMBER 31, 2001                      TO SEPTEMBER 16, 2002
                             -----------------                      ---------------------
                              (IN THOUSANDS)                            (IN THOUSANDS)
  Revenue...............        $115,706                                 $101,261
  Gross margin..........          51,797                                   45,248
  Operating income......          29,747                                   25,875
  Net income............          22,211                                   19,115
  Current assets........          45,319                                       --
  Total assets..........         108,513                                       --
  Current liabilities...          21,893                                       --
  Total liabilities.....          25,065                                       --
  Net assets............          83,448                                       --

    The Company's equity investee, MCT, is in default on a loan note that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the loan note foreclosed on the collateral related to the note and subsequently sold it to a third-party, resulting in a substantial loss to MCT. The Company recognized the corresponding amount of the Company's equity in MCT's losses during the second quarter of 2002, not exceeding the carrying value of the Company's investment in MCT. Total equity in losses recognized by the Company related to our MCT investment were $3.9 million and $5.1 million for the years ended December 31, 2001 and 2002, respectively. The Company has no further commitments to provide financial support to MCT.

                              GOLDEN TELECOM, INC.

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                              DECEMBER 31,
                                                                      -----------------------------
                                                                          2001             2002
                                                                      ------------     ------------
                                                                             (IN THOUSANDS)
     Other current assets consist of:
       Inventory ................................................     $      1,779     $      3,401
       Notes receivable .........................................            1,786            1,840
       Other current assets .....................................            4,973            4,872
                                                                      ------------     ------------
               Total other current assets .......................     $      8,538     $     10,113
                                                                      ============     ============

     Other non-current assets consist of:
       Notes receivable .........................................     $      7,422     $      5,582
       Other non-current assets .................................            3,141            6,749
                                                                      ------------     ------------
               Total other non-current assets ...................     $     10,563     $     12,331
                                                                      ============     ============

     Accounts payable and accrued expenses consists of:
       Accounts payable .........................................     $     11,743     $     31,841
       Interest payable .........................................              472               58
       Accrued compensation .....................................            2,231            1,643
       Accrued other taxes ......................................            4,273            5,474
       Accrued access and network services ......................            2,958            3,031
       Other accrued expenses ...................................            5,650            6,221
                                                                      ------------     ------------
               Total accounts payable and accrued expenses ......     $     27,327     $     48,268
                                                                      ============     ============

     Other current liabilities consists of:
       Liabilities to GTS .......................................     $      5,470     $      2,904
       Other current liabilities ................................            1,707            3,076
                                                                      ------------     ------------
               Total other current liabilities ..................     $      7,177     $      5,980
                                                                      ============     ============

NOTE 6: DEBT OBLIGATIONS AND CAPITAL LEASES

    Company debt consists of:

                                                                               DECEMBER 31,
                                                                      -----------------------------
                                                                          2001             2002
                                                                      ------------     ------------
                                                                             (IN THOUSANDS)
     Citibank General Credit Agreement ..........................     $      2,225     $        550
     Citibank Credit Facility ...................................               --           30,000
     Motorola Equipment Agreement ...............................            2,181              849
     Note payable to GTS ........................................            6,250               --
     Siemens Loan Agreement .....................................            2,550            1,700
                                                                      ------------     ------------
                                                                            13,206           33,099
     Less: debt maturing within one year ........................            9,869            8,988
                                                                      ------------     ------------
               Total long-term debt .............................     $      3,337     $     24,111
                                                                      ============     ============

                              GOLDEN TELECOM, INC.

    Aggregate maturities of debt, as of December 31, 2002, are as follows: 2003 -- $9.0 million, 2004 -- $23.6 million, 2005 -- none, 2006 -- $0.2 million, 2007
-- $0.3 million, and thereafter -- none.

    The Company paid interest of $2.9 million, $2.2 million and $4.8 million in 2000, 2001, and 2002, respectively.

    Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Russian subsidiary of Citibank. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered joint ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for two of the Company's larger Russian operating companies. The funding level as of December 31, 2002 for all these facilities totaled $1.4 million, of which $0.6 million was funded to the Company's consolidated subsidiaries and $0.8 million was funded to the Company's affiliates. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate ("LIBOR") plus 1.0 percent per annum (equivalent to approximately 3.39%, on average for loans outstanding, at December 31, 2002) and mature between December 2006 and January 2007.

    In June 1996, Golden Telecom (Ukraine) entered into an agreement with Motorola Corporation (the "Motorola equipment agreement") whereby Golden Telecom (Ukraine) could purchase up to $20.0 million of certain equipment from Motorola. Through December 31, 2002, the Company had purchased $13.7 million of equipment under this agreement. Golden Telecom (Ukraine) is required to make 15 semiannual payments plus accrued interest beginning six months after completion of installation of such equipment, starting on June 25, 1997. Amounts outstanding under this agreement totaled $0.8 million at December 31, 2002. The agreement carries interest at a rate equal to the USD LIBOR rate plus 3.0 percent per annum (equivalent to 5.40% at December 31, 2002). Amounts outstanding under the agreement have been covered by the GTS Parent Guarantee. At present, the GTS Parent Guarantee is being transferred to GTI.

    In October 2000, Golden Telecom (Ukraine) entered into a four year supplier loan agreement with Siemens AG (the "Siemens Loan Agreement") whereby Siemens AG provided to Golden Telecom (Ukraine) a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, Golden Telecom (Ukraine) is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. Principal outstanding under this agreement totaled $1.7 million at December 31, 2002. The agreement carries interest at a rate equal to the six month USD LIBOR plus 4.9% (equivalent to 6.96% at December 31, 2002). The Siemens Loan Agreement became effective with the execution of a payment guarantee by Golden Telecom, Inc.

                              GOLDEN TELECOM, INC.

    The sale by GTS of approximately 12.2 million, or approximately 50%, of the Company's common stock, in May 2001, triggered an acceleration of $6.0 million, including accrued interest, of our long-term debt, under change of control provisions in promissory notes. In July 2001, this long-term debt was paid to the vendor of telecommunications equipment in full in final settlement of the Vendor Settlement Agreement. As part of the GTS transaction, an additional $6.3 million of pre-existing long-term debt due from GTI to GTS became payable in May 2002. The long-term debt, plus accrued interest was paid to GTS in May 2002. For other third party debt agreements, held at the subsidiary level, the lenders have agreed that this transaction will not affect the terms of those agreements, other than transfer of guarantees.

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

    In September 2001, the Company entered into a five year lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in the Company's interregional traffic and regional expansion strategy. The lease is classified as a capital lease in the balance sheet. In December 2001, GTI issued a $9.1 million loan to the same company that has provided the lease. The loan has payment terms of 56 months, which started in January 2002, and carries interest at the rate of 7 percent per annum. The following table presents minimum lease payments under the capital lease:

                                                     LEASE PAYMENTS
                                                     --------------
                                                     (IN THOUSANDS)
     2003 .......................................     $      2,388
     2004 .......................................            2,388
     2005 .......................................            2,388
     2006 .......................................            1,592
                                                      ------------
                                                             8,756
     Less: interest .............................            1,360
                                                      ------------
               Total principal payments .........     $      7,396
                                                      ============

                              GOLDEN TELECOM, INC.

    In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary of the Company, entered into a secured $30.0 million credit facility with ZAO Citibank ("Citibank Credit Facility"). ROLH drew upon the Citibank Credit Facility in the fourth quarter of 2002 to fund the repayment of $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom by TeleRoss in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. ROLH is required to make four quarterly payments of $7.5 million each plus accrued interest beginning December 2003. The Citibank Credit facility carries interest at a rate equal to the three month USD LIBOR plus 4.35% (equivalent to 5.75% at December 31, 2002). At the drawdown of the Citibank Credit Facility, GTI and certain affiliates executed a number of agreements to secure repayment of the Citibank Credit Facility, including a payment guarantee from GTI and Sovintel, pledge of the 50% ownership interest in Sovintel the Company owned prior to the purchase of the remaining 50% ownership interest in Sovintel, pledge of a 58% ownership interest in TeleRoss, commitments of TeleRoss to route at least 90% of TeleRoss' cash flows via accounts at ZAO Citibank, commitments of Sovintel to route at least 60% of Sovintel's cash flows via accounts at ZAO Citibank, and assignment of accounts receivable by TeleRoss and Sovintel. Among other covenants, the Citibank Credit Facility contains certain financial covenants including limits on capital expenditures, limits on investments, and limits on leverage and debt service coverage.

NOTE 7: SHAREHOLDERS' EQUITY

Common Stock

    On September 30, 1999, the Company issued 420,000 shares of $0.01 par common stock to an affiliate of ING Barings as partial consideration for its ownership interest in GTS-Ukrainian TeleSystems LLC. In accordance with the subscription agreement filed with the SEC at the time of the Company's Initial Public Offering, an additional 30,000 shares of the Company's common stock were issued on March 1, 2000 to an affiliate of ING Baring's in full and final settlement for its ownership interest in Golden Telecom Ukraine.

    On May 17, 2000, the Company's shareholders approved an increased Company's authorized common stock from 50 million to 100 million shares.

    On June 30, 2000, the Company filed a Registration Statement on Form S-1 with the SEC to register 2,145,633 shares of Common Stock held by Capital International Global Emerging Markets Private Equity Fund, L.P. and affiliates of ING Barings.

                              GOLDEN TELECOM, INC.

    In May 2001, GTS completed the transaction contemplated by the Share Purchase Agreement (the "Share Purchase Agreement"), entered into in April 2001 with Alfa, Capital, and Baring Vostok, (collectively, the "Purchasers") with respect to the sale to the Purchasers by GTS of approximately 12.2 million shares of common stock, par value $0.01 per share of GTI. The aggregate purchase price paid by the Purchasers for the common stock was $125.0 million. In addition, as specified in the Share Purchase Agreement, at the time of the consummation of the sale and purchase, the Purchasers entered into separate stock option agreements with GTS which gave the Purchasers an option to purchase up to approximately 2.3 million of the remaining approximately 2.9 million shares of common stock beneficially owned by GTS at the purchase price of $11.00 per share during the 60-day period after the closing of the transaction. In addition, if certain other conditions are met, during the twelve-month period after the closing, the Purchasers had an option to purchase the remaining shares of common stock beneficially owned by GTS at a purchase price equal to the greater of $11.00 per share or 120% of the average closing share price for the 60-day period preceding the purchase date. As part of the transaction, the Purchasers and the Company entered into a Standstill Agreement and a Shareholders Agreement. Generally, the Standstill Agreement provides that for a period of two years from the date of closing the transaction, neither Alfa nor GTS may acquire over 49% of GTI's outstanding stock. The Shareholder Agreement includes a voting arrangement between the Purchasers for the election of certain nominees to the Company's Board of Directors, among other provisions.

    In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company's common stock at $11.00 per share, from a subsidiary of GTS. After this sale, GTS continued to own approximately 0.6 million shares, or approximately 2.6 percent, of GTI's outstanding common stock. To effect the buy-back, GTI acted as designated purchaser and exercised the options held by Alfa, Capital, and Baring Vostok to acquire GTI common stock for $11.00 per share from GTS. In October 2001, GTS sold the remaining approximately 0.6 million shares of GTI's common stock. Accordingly, GTS is no longer an affiliate of the Company. In the fourth quarter of 2002, the Company retired the approximately 2.3 million of the Company's common stock held in treasury.

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

                              GOLDEN TELECOM, INC.

    The Company's outstanding shares of common stock increased by 43,100 shares and 479,977 shares in the twelve months ended December 31, 2001 and 2002, respectively issued in connection with the exercise of employee stock options. The Company has reserved 3,654,962 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.

Preferred Stock

    On May 17, 2000, the Company's shareholders authorized the creation of 10 million shares of preferred stock, none of which have been issued.

NOTE 8: STOCK OPTION PLANS

    Prior to the formation of the Company, certain employees participated in one or more of the stock option plans of GTS. At the time of the IPO certain employees that had been granted GTS options that would vest during the year 2000, surrendered those options and received restricted shares in Golden Telecom, Inc., which vested on the second anniversary of the IPO. The maximum number of restricted shares to be issued under this arrangement was 141,961. The total cost of this restricted share program to the Company was $1.7 million (grant date fair value) of which $0.9 million and $0.6 million was recorded in the years ended December 31, 2000 and 2001, respectively.

    The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc., (the "Option Plan"). The Company has granted and intends to offer stock options to key employees, members of the Board of Directors of the Company, and employees of its equity method investees. No charge to operations is expected to result from options issued under this plan except for options issued to the employees of equity method investees. The Company recognized $0.3 million and $0.5 million in compensation expense in the years ended December 31, 2001 and 2002, respectively in connection with options granted to employees of the Company's equity investees. The Company's sole shareholder, at that time, and the board of directors approved the Option Plan on September 30, 1999. The plan was ratified at the annual meeting of shareholders May 17, 2000. Under the Option Plan not more than 4,023,551 shares of common stock (subject to anti-dilution and other adjustment provisions) were authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. On July 17, 2000, the Company filed with the SEC a registration Statement on Form S-8 to register the 4,023,551 Common Shares available under the Option Plan. Options granted under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant.

    When the Option Plan was adopted, the number of shares available for issuance under the Option Plan was calculated as 15% of the issued and outstanding shares on a fully diluted basis. In March 2001, the Compensation Committee of the Board of Directors approved an increase in shares available for issuance under the Equity Plan from 4,023,551 to 4,320,000 in order to preserve the 15% ratio referenced above. The decision of the Compensation Committee of the Board of Directors was ratified by GTI shareholders on June 26, 2001.

                              GOLDEN TELECOM, INC.

    In March 2001, in connection with the finalization of the MCT Corp. ("MCT") transaction, the Compensation Committee of the Board of Directors adopted a resolution providing that the Stock Option Award Agreements executed by the Company and certain terminated employees shall be amended to provide that the term of the options held by the employees that transferred from GTI to MCT shall be extended from ninety days after the employees termination date to one year after the termination date of the employees or until their termination date with MCT, whichever occurs earlier. The fair value of the options for employees transferred to MCT was not material at the date of modification. In April 2001, in accordance with the Equity Plan, the Compensation Committee of the Board of Directors adopted a resolution whereby the Stock Option Award Agreements issued by the Company to employees were amended to provide that the term of the options held by the employees shall be extended from ninety days after the employees termination date to eighteen months after the termination date. No expense was recognized as a result of this modification since the intrinsic value of the outstanding options was zero on the measurement date.

    The Company applies the provisions of APB No. 25 in accounting for its stock options incentive plans. The effect of applying SFAS No. 123 on the net income
(loss) as reported is not representative of the effects on reported net income
(loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                           TWELVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2000            2001              2002
                                                              -----------     ------------      ------------
                                                                          (IN THOUSANDS, EXCEPT
                                                                              PER SHARE DATA)

     Net income (loss), as reported ........................  $   (10,254)    $    (39,005)     $     29,784
     Deduct: total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects ..........        8,432            8,278             7,937
                                                              -----------     ------------      ------------
     Pro forma net income (loss) ...........................  $   (18,686)    $    (47,283)     $     21,847
                                                              ===========     ============      ============

     Net income (loss) per share:
       Basic - as reported .................................  $     (0.43)    $      (1.65)     $       1.24
       Basic - pro forma ...................................  $     (0.78)           (2.00)             0.91
       Diluted - as reported ...............................  $     (0.43)           (1.65)             1.21
       Diluted - pro forma .................................  $     (0.78)           (2.00)             0.89

                              GOLDEN TELECOM, INC.

     The fair value of options granted under the GTI Option Plan in 2001 and 2002 are estimated to be between $7.31 and $8.89, and $8.77 per common share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                                           TWELVE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                      -----------------------------
                                                                          2001             2002
                                                                      ------------     ------------
     Risk free ..................................................             4.84%            4.71%
     Dividend yield .............................................              0.0%             0.0%
     Expected life (years) ......................................              3.0              3.0
     Volatility .................................................              125%             123%

    Additional information with respect to stock options activity is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                                      2001                              2002
                                           ----------------------------     ----------------------------
                                                             WEIGHTED                         WEIGHTED
                                                             AVERAGE                          AVERAGE
                                                             EXERCISE                         EXERCISE
                                             SHARES            PRICE          SHARES            PRICE
                                           -----------      -----------     -----------      -----------
     Outstanding at beginning of
       year ..........................       3,371,694      $     13.06       3,241,906      $     12.75
     Options granted .................         321,000            11.97         125,000            12.00
     Options exercised ...............         (43,100)           12.00        (479,977)           12.14
     Options expired .................         (38,536)           12.85         (12,438)           13.00
     Options forfeited ...............        (369,152)           14.95        (217,418)           13.66
                                           -----------                      -----------
     Outstanding at end of
       year ..........................       3,241,906            12.75       2,657,073            12.75
                                           ===========                      ===========
     Options exercisable at end
       of year .......................       2,113,509      $     12.52       2,230,147      $     12.72

    The following table summarizes information about stock options outstanding:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       ----------------------------------------------     -----------------------------
                                          WEIGHTED
                                          AVERAGE
                                          REMAINING        WEIGHTED                          WEIGHTED
                                         CONTRACTUAL       AVERAGE                           AVERAGE
  EXERCISE PRICES         NUMBER            LIFE           EXERCISE          NUMBER          EXERCISE
AT DECEMBER 31, 2002:  OUTSTANDING       (IN YEARS)         PRICE         EXERCISABLE          PRICE
---------------------  ------------     ------------     ------------     ------------     ------------
     $ 9.88                   2,500              0.1     $       9.88            2,500     $       9.88
      12.00               2,212,482              5.6            12.00        1,887,812            12.00
      15.63                 412,925              6.5            15.63          312,058            15.63
      19.88                  10,000              0.1            19.88           10,000            19.88
      33.25 to 36.00         19,166              4.2            34.57           17,777            34.67

                              GOLDEN TELECOM, INC.

NOTE 9: EMPLOYEE BENEFIT PLAN

    Prior to the formation of the Company, certain employees participated in the GTS 401(k) retirement savings plan (the "GTS Savings Plan") covering all US citizen employees. The Company's expense under the GTS Savings Plan for the Company's employees was approximately $0.04 million for the year ended December 31, 2000. Neither GTS nor the Company made any discretionary (non-matching) contributions for the year ended December 31, 2000.

    In November 2001, the Company implemented a 401(k) retirement savings plan (the "GTI Savings Plan") covering all U.S. citizen employees. The Savings Plan qualifies under section 401(k) of the Internal Revenue Code and as such, participants may defer pretax income in accordance with federal income tax limitations. The Company provides a 50% matching contribution on the amount contributed by the employees. Both the matching and non-matching contributions by the Company vest after three years of service. The Company's expense under the GTI Savings Plan was approximately $0.1 million and $0.05 million for the year ended December 31, 2001 and 2002, respectively.

NOTE 10: INCOME TAXES

    The Company accounts for income taxes using the liability method required by FASB Statement No. 109 "Accounting for Income Taxes".

    The components of income (loss) before income taxes and minority interest were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            2000              2001              2002
                                        ------------      ------------      ------------
                                                         (IN THOUSANDS)
     Pretax income (loss):
               Domestic ...........     $     (2,853)     $    (16,121)     $      5,823
               Foreign ............           (5,980)          (20,865)           28,141
                                        ------------      ------------      ------------
                                        $     (8,833)     $    (36,986)     $     33,964
                                        ============      ============      ============

    The following is the Company's significant components of the provision for income taxes attributable to continuing operations:

                                                     YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            2000              2001              2002
                                        ------------      ------------      ------------
                                                         (IN THOUSANDS)
     Domestic - current ...........     $        142      $        193      $         16
     Foreign - current ............              848             3,365             8,824
     Foreign - deferred ...........               --            (1,656)           (4,213)
                                        ------------      ------------      ------------
                                        $        990      $      1,902      $      4,627
                                        ============      ============      ============

    The Company paid income taxes of $1.1 million, $2.7 million and $8.5 million 2000, 2001 and 2002, respectively.

                              GOLDEN TELECOM, INC.

    United States ("US") taxable income or losses recorded are reported on the Company's consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS' US net operating loss carry-forwards in 1999. A valuation allowance has been established by the Company for the associated deferred tax asset, due to management's estimate of the future benefits of these amounts that are not likely to be realized. Accordingly, there was no impact in the accompanying financial statements.

    As of December 31, 2002, the Company had net operating loss carry-forwards for US federal income tax purposes of approximately $11.4 million expiring in fiscal years 2010 through 2019. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carry-forwards are limited to a maximum of $7.5 million per year on a cumulative basis. As a result, $11.4 million of cumulative net operating losses are available for use during 2003.

    The reconciliation of the US statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     2000               2001               2002
                                                                 ------------       ------------       ------------
     Tax benefit (expense) at US statutory rates ...........             35.0%              35.0%             (35.0)%
     Non-deductible expenses:
       Amortization ........................................            (59.8)             (11.4)              (0.7)
       Equity in (losses) earnings .........................             (1.1)               7.7                5.8

     Foreign exchange differences ..........................             (1.6)              (0.6)              (1.2)
     Different foreign tax rates ...........................              1.7              (15.6)               7.7
     Change in valuation allowance .........................             35.4               (2.2)              15.1
     Other permanent differences ...........................            (20.8)             (18.1)              (5.3)
                                                                 ------------       ------------       ------------
     Tax expense ...........................................            (11.2)%             (5.2)%            (13.6)%
                                                                 ============       ============       ============

                              GOLDEN TELECOM, INC.

    Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2001        2002
                                                           --------    --------
                                                              (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carry-forwards ....................   $  8,775    $  7,534
  Accrued expenses .....................................      2,145       2,035
  Deferred revenue .....................................      2,110       3,440
  Fixed assets .........................................      6,732       4,386
  Other deferred tax assets ............................        521       1,312
  Valuation allowance ..................................    (14,495)     (9,380)
                                                           --------    --------
Total deferred tax asset ...............................   $  5,788    $  9,328
                                                           ========    ========


Deferred Tax Liabilities:
  Accrued revenue ......................................   $    816    $    756
  Deferred expenses ....................................        788       1,575
  Intangible assets ....................................      6,527      10,846
  Other deferred tax liabilities .......................      2,599       2,916
                                                           --------    --------
Total deferred tax liability ...........................   $ 10,730    $ 16,093
                                                           ========    ========


    Net deferred tax asset/liability ...................   $ (4,942)   $ (6,765)
                                                           ========    ========


    The following table presents the Company's deferred tax assets and liabilities as of December 31, 2001 and 2002 attributable to different tax paying components in different tax jurisdictions:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2001        2002
                                                           --------    --------
                                                              (IN THOUSANDS)
Deferred Tax Assets:
  US tax component .....................................   $  7,754    $  4,102
  Foreign tax component ................................     12,529      14,606
  Valuation allowance ..................................    (14,495)     (9,380)
                                                           --------    --------
Total deferred tax asset ...............................   $  5,788    $  9,328
                                                           ========    ========


Deferred Tax Liability:
  US tax component .....................................   $     --    $     --
  Foreign tax component ................................     10,730      16,093
                                                           --------    --------
Total deferred tax liability ...........................   $ 10,730    $ 16,093
                                                           ========    ========

    Net deferred tax asset/liability ...................   $ (4,942)   $ (6,765)
                                                           ========    ========

                              GOLDEN TELECOM, INC.

    Certain of the Company's consolidated subsidiaries have foreign tax loss carry-forwards in excess of $13.0 million. These tax loss carry-forwards are typically denominated in the local currency, subject to annual limitations and expire in fiscal years 2003 through 2009. In 2002, the Company has recorded a deferred tax benefit in the amount of $2.8 million associated with the tax loss carry-forwards.

    GTS' investment in EDN Sovintel has historically been treated for US tax purposes as a partnership and, therefore, GTS' share of EDN Sovintel's income had flowed through to the GTS consolidated federal income tax return on a current basis. However, as part of the formation of the Company and the transfer of ownership rights in EDN Sovintel to the Company, the Company elected to treat its ownership in EDN Sovintel as a corporation for US tax purposes. This had been in effect until September 17, 2002 when the Company completed the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom, increasing the Company's ownership in Sovintel to 100%.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Leases

    The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $3.3 million, $4.2 million, and $4.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

    Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2002, are as follows: 2003 -- $1.8 million, 2004 -- $0.9 million, 2005 -- $0.6 million, 2006 -- $0.2 million, 2007
-- $0.2 million, and thereafter -- none.

Other Commitments and Contingencies

    The Company has future purchase commitments of $1.1 million and $8.4 million as of December 31, 2001 and 2002, respectively.

    In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 6. The total amount guaranteed at December 31, 2002 was $0.8 million. The Company expects that all the collateralized debt will be repaid by the ventures.

Major Customers

    The Company had one major customer in the CLEC reporting segment, representing $18.4 million, or 16%, of total revenues in 2000, $18.9 million, or 14%, of total revenues in 2001 and $23.1 million, or 12%, of total revenue in 2002.

                              GOLDEN TELECOM, INC.

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2001 and 2002. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Russian Environment and Current Economic Situation

     The Russian economy, while deemed to be of market status beginning in 2002, continues to display certain traits consistent with that of a market in transition. These characteristics have in the past included higher than normal historic inflation, lack of liquidity in the capital markets, and the existence of currency controls which cause the national currency to be illiquid outside of Russia. The continued success and stability of the Russian economy will be significantly impacted by the government's continued actions with regard to supervisory, legal, and economic reforms.

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

    On March 1, 2002, the Company became aware the Kiev City Prosecutor's Office had initiated an investigation into the activities of the Company's management in GTU. GTU received a letter dated July 17, 2002 from the General Prosecutor of Ukraine stating that effective July 9, 2002 the Prosecutor's Office withdrew all charges against management due to the absence of grounds on which to prosecute. On October 7, 2002, the Kiev City Prosecutor's Office notified GTU that the previous decision to close the investigation had been revoked. In subsequent discussions with the Kiev City Prosecutor's Office, the investigators advised the management of GTU that the Prosecutor's Office is reviewing internal procedural requirements with the intent to close the investigation again.

                              GOLDEN TELECOM, INC.

    In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

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

    Transactions with the Company's equity investees, GTS, Alfa affiliates and Rostelecom were as follows, for the years ended December 31:


                                                       2000       2001       2002
                                                     --------   --------   --------
                                                            (IN THOUSANDS)
Revenue from equity investees ....................   $  9,960   $  9,029   $  7,499
Revenue from GTS affiliates ......................        637      2,475         --
Revenue from Rostelecom ..........................         --         --        446
Revenue from Alfa affiliates .....................         --        127      1,102
                                                     --------   --------   --------
                                                     $ 10,597   $ 11,631   $  9,047
                                                     ========   ========   ========

Cost of revenue from equity investees ............      9,001     10,056      8,527
Cost of revenue from GTS affiliates ..............      1,551        850         --
Cost of revenue from Rostelecom ..................         --         --      5,154
                                                     --------   --------   --------
                                                     $ 10,552   $ 10,906   $ 13,681
                                                     ========   ========   ========

    The revenue and cost of revenue from GTS affiliates included in the income statement represents revenue and cost of revenue through October 2001. GTS ceased to be a shareholder of GTI after this date.

    The revenue from Alfa affiliates included in the income statement represents revenue and cost of revenue from May 2001, the date Alfa became a shareholder.

    The revenue and cost of revenue from Rostelecom included in the income statement represents revenue and cost of revenue from September 2002, the date Rostelecom became a shareholder.

    Included in Other Current Assets at December 31, 2001 and 2002 is $0.1 million and $0.3 million, respectively of intercompany accounts receivable from Alfa affiliates.

    The Company maintains bank accounts with Alfa, which act as a clearing agent for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2001 and 2002. In addition, certain of the Company's Russian subsidiaries maintain current accounts with Alfa. The amounts on deposit were minimal at December 31, 2001 and approximately $0.7 million at December 31, 2002.

    The Company incurred approximately $0.9 million in consulting costs from an affiliate of Alfa in relation to investment transactions in Cityline, Uralrelcom, and PTK during 2001 and approximately $3.3 million in consulting costs from an affiliate of Alfa in relation to the purchase of the remaining 50% of Sovintel previously held by Rostelecom.

    In September 2002, several Russian subsidiaries of the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company's Russian employees with medical and dental insurance services. The amount payable under this agreement is approximately $0.3 million per annum. In December 2002, the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement is approximately $0.2 million per annum.

                              GOLDEN TELECOM, INC.

NOTE 13: SEGMENT INFORMATION

LINE OF BUSINESS DATA

The Company operates in four segments within the telecommunications industry. The four segments are: CLEC Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; Long Distance Services using our fiber optic and satellite-based network throughout the CIS; Data and Internet Services using our fiber optic and satellite-based network; and Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following table presents financial information for both consolidated ventures and equity investee ventures, excluding MCT, segmented by the Company's lines of businesses for the periods ended December 31, 2000, 2001, and 2002. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.





                                         DATA &                                         BUSINESS
                                        INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS  CONSOLIDATED
                                CLEC    SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL      RESULTS
                              --------  --------   --------   --------   ------------   --------  ------------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue ....................  $125,962  $ 41,144   $ 15,484   $ 35,365   $     (7,174)  $210,781  $    113,089
Depreciation and
 amortization ..............    11,836     3,475      5,415     14,065         15,815     50,606        31,851
Operating income (loss) ....    36,194      (404)    (5,105)    (3,523)       (26,174)       988       (15,136)
Identifiable assets ........   122,175    43,511     25,109     24,984        216,846    432,625       348,456
Capital expenditures .......    18,755    19,428      3,109     10,726            565     52,583        40,515

                                ADJUSTMENTS TO RECONCILE
                                   BUSINESS SEGMENT TO
                                  CONSOLIDATED RESULTS
                                ------------------------
                                 EQUITY
                                 METHOD       AFFILIATE
                                VENTURES     ADJUSTMENTS
                                ---------    -----------
                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenue ....................    $(116,339)   $    18,647
Depreciation and
 amortization ..............      (18,755)            --
Operating income (loss) ....      (16,222)            98
Identifiable assets ........      (84,169)            --
Capital expenditures .......      (12,068)            --





                                         DATA &                                         BUSINESS
                                        INTERNET     LONG      MOBILE    CORPORATE &    SEGMENTS   CONSOLIDATED
                                CLEC    SERVICES   DISTANCE   SERVICES   ELIMINATIONS    TOTAL       RESULTS
                              --------  --------   --------   --------   ------------   --------   ------------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenue ....................  $149,945  $ 63,192   $ 18,819   $ 14,361   $     (5,295)  $241,022   $    140,038
Depreciation and
 amortization ..............    13,576    13,216      6,199      5,217         12,900     51,108         41,398
Impairment charge ..........        --    20,886         --      9,931            474     31,291         31,291
Operating income (loss) ....    46,755   (23,344)    (3,683)   (10,915)       (23,177)   (14,364)       (45,271)
Identifiable assets ........   184,081    93,051     27,661     10,264         97,585    412,642        300,384
Capital expenditures .......    24,400    24,415      4,778      1,278            133     55,004         37,359

                                ADJUSTMENTS TO RECONCILE
                                  BUSINESS SEGMENT TO
                                  CONSOLIDATED RESULTS
                                ------------------------
                                 EQUITY
                                 METHOD       AFFILIATE
                                VENTURES     ADJUSTMENTS
                                ---------    -----------
                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenue ....................    $(119,958)   $    18,974
Depreciation and
 amortization ..............       (9,710)            --
Impairment charge ..........           --             --
Operating income (loss) ....      (30,907)            --
Identifiable assets ........     (112,258)            --
Capital expenditures .......      (17,645)            --





                                         DATA &                                       BUSINESS
                                        INTERNET    LONG      MOBILE   CORPORATE &    SEGMENTS  CONSOLIDATED
                                CLEC    SERVICES  DISTANCE   SERVICES  ELIMINATIONS    TOTAL      RESULTS
                              --------  --------  --------   --------  ------------   --------  ------------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Revenue ....................  $182,944  $ 78,859  $ 19,283   $ 13,001  $     (5,507)  $288,580  $    198,727
Depreciation and
 amortization ..............    17,754    10,916     6,065      2,686           738     38,159        29,961
Operating income
(loss) .....................    53,297    12,187    (4,245)     3,553        (6,511)    58,281        31,430
Identifiable assets ........   279,420    97,861    28,383      9,383        24,315    439,362       435,810
Capital expenditures .......    33,694     9,805     4,201        449           222     48,371        29,430

                                ADJUSTMENTS TO RECONCILE
                                   BUSINESS SEGMENT TO
                                  CONSOLIDATED RESULTS
                                ------------------------
                                 EQUITY
                                 METHOD       AFFILIATE
                                VENTURES     ADJUSTMENTS
                                ---------    -----------
                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Revenue ....................    $(105,861)   $    16,008
Depreciation and
 amortization ..............       (8,198)            --
Operating income
(loss) .....................      (26,851)
Identifiable assets ........       (3,552)            --
Capital expenditures .......      (18,941)            --

GEOGRAPHIC DATA

    Revenues from external customers are based on the location of the operating company providing the service.

    The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of December 31, 2001 and 2002 is as follows:

                                                           CORPORATE,
                                                             OTHER
                                                          COUNTRIES &    CONSOLIDATED
                                 RUSSIA       UKRAINE     ELIMINATIONS      RESULTS
                              ------------  ------------  ------------   ------------
                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
  Revenue ..................  $    104,461  $     37,954  $     (2,377)  $    140,038
  Long-lived assets ........       177,757        26,318           783        204,858

YEAR ENDED DECEMBER 31, 2002
  Revenue ..................  $    166,319  $     35,488  $     (3,080)  $    198,727
  Long-lived assets ........       275,209        24,541         1,512        301,262

                              GOLDEN TELECOM, INC.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes significant non-cash investing and financing activities for the Company.

                                           TWELVE MONTHS ENDED
                                               DECEMBER 31,
                                           -------------------
                                             2001       2002
                                           --------   --------
                                              (IN THOUSANDS)
Issuance of common stock in connection
  with acquisitions ....................   $     --   $ 50,663
Amounts payable in connection with
  business acquisitions ................        200      3,500
Capitalized lease obligations ..........      9,500         --
Consulting fee to Alfa .................        180         --

NOTE 15: OTHER TRANSACTIONS

Abandonment and restructuring

    In December 2000, the Company acquired an ownership interest in MCT in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owns the Company's Russian mobile operations, including the abandoned ventures. Initially, the Company acquired approximately 24% of the outstanding common stock of MCT and the Company expected to be diluted to not less than 18% as a result of equity offerings planned by MCT. At December 31, 2001 and 2002 the Company owned approximately 23% of MCT.

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

    The Company took a charge to earnings of $18.5 million in the third quarter of 1999, of which approximately $8.3 million was recorded as a liability. Additionally, in the third quarter of 1999, the Company recorded a charge and liability of $1.3 million relating to the cancellation of certain network capacity. There were no amounts charged against these liabilities in the year ended December 31, 1999. In the year ended December 31, 2000, $5.6 million was charged against these liabilities including, $4.0 million in relation to collateral attached by a third-party lender, $1.1 million in cancellation of certain network capacity and $0.5 million in disposition related costs.

                              GOLDEN TELECOM, INC.

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

                              GOLDEN TELECOM, INC.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows:

                                                                            ACTUAL
                                                                  FOR THE THREE MONTHS ENDED
                                                --------------------------------------------------------------
                                                  MARCH 31,       JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                    2001            2001             2001             2001
                                                ------------    ------------    --------------    ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ....................................   $     32,320    $     33,891    $       37,067    $     36,760
Cost of Revenues ............................         14,686          15,980            16,923          16,096
Gross Margin ................................         17,634          17,911            20,144          20,664
Selling, general and administrative .........         12,707          12,799            12,787          10,642
Impairment charge ...........................             --              --                --          31,291
Net loss ....................................         (3,910)         (3,534)           (1,873)        (29,688)
Net loss per share(1) .......................   $      (0.16)   $      (0.14)   $        (0.08)   $      (1.33)


                                                                          ACTUAL
                                                                FOR THE THREE MONTHS ENDED
                                                -----------------------------------------------------------
                                                  MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                    2002           2002            2002           2002
                                                ------------   ------------   --------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ....................................   $     36,350   $     39,217   $       46,376   $     76,784
Cost of Revenues ............................         15,370         17,556           21,617         36,646
Gross Margin ................................         20,980         21,661           24,759         40,138
Selling, general and administrative .........          9,687         10,237           10,792         15,431
Net income ..................................          6,206          2,754            7,879         12,945
Net income per share(1) .....................   $       0.28   $       0.12   $         0.32   $       0.48

(1) The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

                          AUDITED FINANCIAL STATEMENTS

                                EDN SOVINTEL LLC
     YEARS ENDED DECEMBER 31, 2000 AND 2001 AND THE PERIOD FROM JANUARY 1 TO
             SEPTEMBER 16, 2002 WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
EDN Sovintel LLC

    We have audited the accompanying balance sheet of EDN Sovintel LLC as of December 31, 2001, and the related statements of income and cash flows for each of the two years in the period ended December 31, 2001 and for the period from January 1 to September 16, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDN Sovintel LLC at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and for the period from January 1 to September 16, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 6, 2003

                                EDN SOVINTEL LLC

                                  BALANCE SHEET


                                                                                DECEMBER 31, 2001
                                                                                -----------------
                                                                              (IN THOUSANDS OF US$)
                                     ASSETS
CURRENT ASSETS:
  Cash ....................................................................     $          16,793
  Accounts receivable, net of allowance for doubtful accounts of $4,951 ...                14,518
  Due from affiliated companies ...........................................                 1,912
  Due from employees ......................................................                   721
  Inventories .............................................................                 7,519
  Inventory consigned to others ...........................................                 1,063
  VAT receivable, net .....................................................                   207
  Prepaid expenses and other current assets ...............................                 2,586
                                                                                -----------------

TOTAL CURRENT ASSETS ......................................................                45,319

Property and equipment, net ...............................................                60,125
Other non-current assets ..................................................                 3,069
                                                                                -----------------

TOTAL ASSETS ..............................................................     $         108,513
                                                                                =================

                         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
  Trade payables ..........................................................     $          12,058
  Accrued expenses ........................................................                 4,926
  Due to affiliated companies .............................................                 3,048
  Deferred income taxes ...................................................                 1,861
                                                                                -----------------

TOTAL CURRENT LIABILITIES .................................................                21,893

  Non-current liabilities .................................................                 3,172
                                                                                -----------------

TOTAL LIABILITIES .........................................................                25,065

MEMBERS' EQUITY ...........................................................                83,448
                                                                                -----------------

TOTAL LIABILITIES AND MEMBERS' EQUITY .....................................     $         108,513
                                                                                =================



   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME

                                                                                                 PERIOD FROM
                                                                                                JANUARY 1 TO
                                                              YEARS ENDED DECEMBER 31,          SEPTEMBER 16,
                                                            ------------------------------      -------------
                                                                2000              2001               2002
                                                            ------------      ------------      --------------
                                                                          (IN THOUSANDS OF US$)
REVENUES:
   Telecommunication services .........................     $     87,823      $    108,363      $       96,610
   Revenue from affiliates ............................            6,066             7,343               4,651
                                                            ------------      ------------      --------------

                                                                  93,889           115,706             101,261

OPERATING COSTS AND EXPENSES:
   Service costs (excluding depreciation) .............           49,713            63,909              56,013
   Selling, general and administrative (excluding
     depreciation) ....................................           16,768            13,025              11,856
   depreciation .......................................            8,615             9,025               7,517
                                                            ------------      ------------      --------------

TOTAL OPERATING COSTS AND EXPENSES ....................           75,096            85,959              75,386
                                                            ------------      ------------      --------------

INCOME FROM OPERATIONS ................................           18,793            29,747              25,875

OTHER INCOME (EXPENSE):
   Interest income ....................................              115               321                 508
   Interest expense ...................................             (141)              (12)                 (3)
   Foreign currency losses ............................           (1,308)             (355)               (618)
                                                            ------------      ------------      --------------

TOTAL OTHER INCOME (EXPENSE) ..........................           (1,334)              (46)               (113)
                                                            ------------      ------------      --------------

Net income before taxes ...............................           17,459            29,701              25,762
Income taxes ..........................................            7,277             7,490               6,647
                                                            ------------      ------------      --------------

NET INCOME ............................................     $     10,182      $     22,211      $       19,115
                                                            ============      ============      ==============



   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS

                                                                                                     PERIOD FROM
                                                                                                    JANUARY 1 TO
                                                                   YEARS ENDED DECEMBER 31          SEPTEMBER 16,
                                                                ------------------------------      -------------
                                                                    2000              2001               2002
                                                                ------------      ------------      --------------
                                                                              (IN THOUSANDS OF US$)
OPERATING ACTIVITIES
Net income ................................................     $     10,182      $     22,211      $       19,115
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ............................................            8,615             9,025               7,517
  Deferred income taxes ...................................               --             1,175              (2,193)
  Provision for doubtful accounts .........................            1,908               708                  --
  Provision for obsolete inventory ........................               --               200                 650
  Foreign exchange loss ...................................            1,308               355                 618
Changes in operating assets and liabilities:
  Accounts receivable .....................................            1,410            (2,175)             (6,407)
  Inventories .............................................           (2,596)           (4,220)              2,459
  Inventory consigned to others ...........................               --            (1,063)              1,063
  Prepaid expenses and other assets .......................             (557)             (843)                119
  VAT receivable, net .....................................             (569)            2,185                 (26)
  Trade payables ..........................................           (2,870)            4,532               5,377
  Accrued liabilities and other payables ..................            1,874             2,645               1,093
  Decrease amounts due to affiliated companies, net .......           (1,454)             (607)             (1,239)
                                                                ------------      ------------      --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES .................           17,251            34,128              28,146

INVESTING ACTIVITIES
  Purchases of property and equipment......................           (9,344)          (17,059)            (18,126)
  Loan to affiliated company ..............................               --                --              (9,983)
                                                                ------------      ------------      --------------
NET CASH USED IN INVESTING ACTIVITIES .....................           (9,344)          (17,059)            (28,109)

FINANCING ACTIVITIES
  Payment of debt .........................................           (3,322)              (22)                 --
  Payment of dividends ....................................           (3,021)           (4,000)             (4,000)
                                                                ------------      ------------      --------------

NET CASH USED IN FINANCING ACTIVITIES .....................           (6,343)           (4,022)             (4,000)

Effect of exchange rate changes on cash ...................             (195)             (267)               (204)
                                                                ------------      ------------      --------------
Net (decrease) increase in cash ...........................            1,369            12,780              (4,167)
Cash at beginning of period ...............................            2,644             4,013              16,793
                                                                ------------      ------------      --------------

CASH AT END OF PERIOD .....................................     $      4,013      $     16,793      $       12,626
                                                                ============      ============      ==============



   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                          NOTES TO FINANCIAL STATEMENTS
                      (US$ AMOUNTS EXPRESSED IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS

    EDN Sovintel LLC (the "Company", "Sovintel"), which became a wholly owned subsidiary of Golden Telecom, Inc. ("GTI") on September 17, 2002, was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

    Effective September 17, 2002, subsidiaries of GTI completed the acquisition of the remaining 50% of the Company previously held by Open Joint Stock Company Rostelecom (Rostelecom"), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of GTI and Rostelecom, bringing GTI's ownership interest in the Company to 100%.

    The accompanying financial statements are presented for purposes of complying with the requirements of the U.S. Securities and Exchange Commission for separate financial statements under Rule 3-09 of Regulation S-X. In that regard, the statements of operations and cash flows for 2002 have been presented for the period from January 1 to September 16, 2002.

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

                                EDN SOVINTEL LLC

Foreign Currency Translation

    The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian rubles) have been re-measured into US dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation".

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

    The official exchange rate as of December 31, 2001 and September 16, 2002 was 30.14 and 31.64 rubles per US dollar, respectively.

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

                                EDN SOVINTEL LLC

Property and Equipment

    Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

         Network equipment......................................             10 years
         Other property and equipment...........................             3-5 years

    There is no depreciation charge for construction-in-progress. Depreciation commences upon completion of the related project.

Revenue Recognition

    The Company records as revenue the amount of telecommunications rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added-taxes ("VAT") charged to customers. Certain other taxes that are based on revenues earned were incurred at rates ranging from 1.0% to 4.0% during 2000, 2001 and for the period from January 1 to September 16, 2002, and amounted to $3,972, $1,131 and $1,016, respectively, and are charged to selling, general and administrative expenses since these are incidental to the revenue cycle.

    In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company has deferred telecommunication connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue is recognized over the estimated life of the customer, three years. The total amount of deferred revenue was $4,758 as of December 31, 2001 and $6,648 as of September 16, 2002. The total amount of deferred cost of revenue was $4,604 as of December 31, 2001 and $4,653 as of September 16, 2002.

     The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer.

Advertising

    The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 2000 and 2001 and for the period from January 1 to September 16, 2002 were $870, $934 and $1,286, respectively, and are included in selling, general and administrative expenses.

                                EDN SOVINTEL LLC

Income Taxes

The Company computes and records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

Investment Incentive Deductions

    Up to the end of the fiscal year ended December 31, 2001 Russian legislation allowed for certain additional tax deduction related to new asset investments. These deductions were accounted for in the accompanying statements of income for the years ended December 31, 2000 and 2001 as a reduction to current income taxes in the year in which they arose. The new asset related investment deductions were abolished effective in the fiscal years starting after December 31, 2001.

Government Pension Funds

    The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. Contributions were 38.8% from base payroll for 2000 and were ranging from 35.6% to 5% regressive to the respective individual employee's base payroll in 2001 and from 35.6% to 2% regressive to the respective individual employee's base payroll for the period from January 1 to September 16, 2002.

Fair Value of Financial Instruments

    The fair value of financial instruments included in current assets and liabilities approximates the carrying value.

Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 2000 and 2001 and for the period from January 1 to September 16, 2002, comprehensive income for the Company is equal to net income.

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

                                EDN SOVINTEL LLC

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

Goodwill and Intangible Assets

    In July 2001, the FASB issued SFAS's No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The adoption of the new statements had no effect on the Company's results of operations or financial position.

Asset Retirement Obligations

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have an impact on the Company's consolidated financial position or results of operations.

Long-Lived Assets

     Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. During the years ended December 31, 2000 and 2001 and the eight and a half months ended September 16, 2002, no impairment expense was recognized.

                                EDN SOVINTEL LLC

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 41, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this new standard on January 1, 2002. The adoption of the new standard had no effect on the Company's results of operation or financial position.

Rescission and amendments of certain FASB statements

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

Exit or Disposal Activities

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

Consolidation of Variable Interest Entities

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the provisions of FIN No. 46 will not have an impact on the Company's financial statements.

                                EDN SOVINTEL LLC

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 2001:

Network equipment .................     $ 81,686
Other property and equipment ......       10,019
                                        --------
                                          91,705
Accumulated depreciation ..........      (40,003)
Construction-in-progress ..........        8,423
                                        --------
Net book value ....................     $ 60,125
                                        ========

NOTE 5. INCOME TAXES

    The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income, for the years ended December 31, 2000 and 2001 and for the period January 1 to September 16, 2002, represents the provision for current and deferred taxes.

    Significant components of the provision for income taxes for the years ended December 31, 2000 and 2001 and for the period ended January 1 to September 16, 2002 are as follows:

                                          2000         2001         2002
                                        --------     --------     --------
Current tax expense ...............     $  7,277     $  6,315     $  8,840
Deferred tax expense (benefit) ....           --        1,175       (2,193)
                                        --------     --------     --------
Provision for income taxes ........     $  7,277     $  7,490     $  6,647
                                        ========     ========     ========

    A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31 2000 and 2001 and for the period January 1 to September 16, 2002:

                                                                          2000          2001          2002
                                                                        --------      --------      --------
Income tax expense at statutory tax rate of 30% from April 1,
1999 through December 31, 2000, 35% in 2001, and
24% from January 1 through September 16, 2002 .....................     $  5,238      $ 10,395      $  6,183
Tax effect of permanent differences:
  Effect of change in tax rate ....................................         (431)          304            --
  Investment incentive deductions .................................       (1,814)       (4,563)           --
  Depreciation differences due to revaluation of fixed assets .....        1,074         1,010           708
  Taxes on local currency exchange gains ..........................           --           596           358
  Other permanent differences .....................................          334           928           576
Increase (decrease) in the valuation allowance for
  deferred tax assets .............................................        2,876        (1,180)       (1,178)
                                                                        --------      --------      --------
Income tax expense reported in the financial statements ...........     $  7,277      $  7,490      $  6,647
                                                                        ========      ========      ========

                                EDN SOVINTEL LLC

    The deferred tax balances are calculated by applying the statutory tax rates in effect at the respective balance sheet dates to the temporary differences between the tax basis of assets and liabilities and the amount reported in the accompanying financial statements, and consist of the following at December 31, 2001:

Deferred tax assets (liabilities):

  Deferred revenue ...............................     $  1,400
  Depreciation ...................................          785
  Inventory write-downs and allowances ...........           96
  Accrual of expenses ............................          717
  Reserve for bad debt ...........................        1,033
                                                       --------
Gross tax assets .................................     $  4,031
                                                       ========
  Accrual of revenue .............................       (2,158)
  Deferred cost of revenue .......................       (1,210)
                                                       --------
Gross tax liabilities ............................     $ (3,368)
                                                       ========
Net deferred tax assets ..........................     $    663
                                                       ========
Valuation allowance for deferred tax assets ......       (2,524)
                                                       --------
Net deferred tax liabilities .....................     $ (1,861)
                                                       ========

    For financial reporting purposes, a valuation allowance has been recognized to reflect management's estimate of the deferred tax assets that are less likely than not to be realized.

    The Company paid Russian profits tax of $7,231, $4,572 for 2000 and 2001 and $9,657 in for the period from January 1 to September 16, 2002, respectively.

NOTE 6. MEMBERS' EQUITY

    The Company's capital structure as specified in the charter document is as follows as of December 31:

                                                                   2001
                                                                 --------
Registered capital in Russian rubles:
  Rostelecom ...............................................          600
  Golden Telecom, Inc. .....................................          600
                                                                 --------
                                                                    1,200

Historical value of the Company's capital in US dollars ....     $  2,000
                                                                 ========

    As a Russian limited liability company, the Company has no capital stock; rather, it has only contributed and registered capital in accordance with its charter. As such, no earnings per share data are presented in these financial statements.

    Retained earnings available for distribution at December 31, 2001 amounted to 948 million rubles or approximately $31,453 at applicable year-end exchange rate.

                                EDN SOVINTEL LLC

NOTE 7. RELATED PARTY TRANSACTIONS

    Transactions and balances with Rostelecom (one of the Company's members prior to September 17, 2002) and its affiliates were as follows, as of and for the years ended December 31, 2000 and 2001 and for the period from January 1 to September 16, 2002:


                                                      2000         2001         2002
                                                    --------     --------     --------
Sales .........................................     $    719     $    854     $    155
Telecommunication lease and traffic costs .....        9,470       11,723        7,056
Amounts due to member and affiliates ..........        1,581        1,552        1,085

    Transactions and balances with GTI and its affiliates were as follows, as of and for the years ended December 31, 2000 and 2001 and the eight and a half months ended September 16, 2002:

                                                                        2000         2001         2002
                                                                      --------     --------     --------
Sales ...........................................................     $  5,347     $  6,489     $  4,496
Telecommunication services ......................................        8,456        8,902        7,387
Management service fees and reimbursements of expenses of
  expatriate staff ..............................................          468          468          452
Amounts due from affiliates .....................................          507        1,912        2,403
Amounts due to member and affiliates ............................          536        1,496        1,188
Short-term loan due from affiliate ..............................           --           --        9,970

    The Company held a portion of cash and cash equivalents in Alfa Bank, which is a major shareholder of GTI. The related amount of cash and cash equivalents held at Alfa Bank at December 31, 2001 was $6,460.

    In July 2002, the Company entered into a short-term loan agreement with TeleRoss LLC ("TeleRoss"), a wholly owned subsidiary of GTI. Under this agreement the Company provided TeleRoss with a working capital loan in the amount of 315.5 million rubles (equal to approximately $9,970, at applicable exchange rate at September 16, 2002) to be repaid by March 31, 2003. The Company and TeleRoss have the right to prolong the term of the loan for one month and the number of such prolongations is not limited. The loan bears an interest rate of 21% per annum calculated based on the ruble denominated loan principle. The interest is payable monthly starting October 2002. The Company included the respective accrued interest income of $70 in the accompanying statement of income for the period from January 1 to September 16, 2002.

                                EDN SOVINTEL LLC

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivable. The Company deposits the majority of its available cash with two foreign-owned financial institutions in Russia and maintains certain balances with several Russian financial institutions. The Company's sales and accounts receivable are made to and due from a variety of international and Russian business customers within Russia. As of December 31, 2001, one customer accounted for 10% of revenues and 6% of accounts receivable and that same customer accounted for 8% of revenue and 9% of accounts receivable September 16, 2002. The Company has no other significant concentrations of credit risk except for transactions with related parties as discussed in Note 7.

NOTE 9. COMMITMENTS

    The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

    Total rent expense for 2000, 2001 and the period from January 1 to September 16, 2002 was $3,958, $2,860 and $2,549, respectively.

NOTE 10. CONTINGENCIES

    The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 2001, 2002 and previous years which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

    The Company's policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the ultimate taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of September 16, 2002. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation. In management's opinion, the ultimate determination of the Company's overall tax liability and potential loss contingencies, to the extent not previously provided for, will not have a material effect on the financial position of the Company.

                                EDN SOVINTEL LLC

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Item 10 is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Company" of our proxy statement for our 2002 Annual Meeting of Shareholders that we will file by April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" of our proxy statement for our 2003 Annual Meeting of Shareholders that we will file by April 30, 2003.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership and Certain Beneficial Owners and Management" of our proxy statement for our 2003 Annual Meeting of Shareholders that we will file by April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" of our proxy statement for our 2003 Annual Meeting of Shareholders that we will file by April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

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

    After the formation of our disclosure committee and within 90 days prior to the filing of this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with the SEC disclosure requirements.

Changes in Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this report:

     1.   Financial Statements

     The following consolidated financial statements of the Company are included as part of this document:

     o    Report of Independent Auditors

     o    Consolidated Balance Sheets as of December 31, 2001 and 2002

     o Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

     o Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

     o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002

     o    Notes to Consolidated Financial Statements

          The following financial statements of our significant equity investee, EDN Sovintel LLC, are included as part of this document:

     o    Report of Independent Auditors

     o    Balance Sheet as of December 31, 2001

     o Statements of Income for the years ended December 31, 2000 and 2001 and the period from January 1 to September 16, 2002

     o Statements of Cash Flows for the years ended December 31, 2000 and 2001 and the period from January 1 to September 16, 2002

     o    Notes to Financial Statements

     2.   Consolidated Financial Statement Schedules

     We have furnished Schedule II - Valuation and Qualifying Accounts on Page 154.

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

b.) Reports on Form 8-K

DATE OF REPORT                           SUBJECT OF REPORT
--------------                           -----------------
November 4, 2002            Golden Telecom, Inc. issues press
                            release in connection with its third
                            quarter 2002 earnings.

November 5, 2002            Golden Telecom, Inc. announces the
                            election of three new member to the
                            Board of Directors.

September 17,2002           Subsidiaries of the Company acquire remaining 50%
                            ownership interest in EDN Sovintel LLC and begin to
                            consolidate the results of operations and financial
                            position. Amended by 8-K/A filed on November 15,
                            2002.

November 14, 2002           Golden Telecom, Inc. announces it will
                            make several presentations to investors
                            and financial analysts during an Autumn
                            Investor Roadshow.

c) Exhibits

DESIGNATION                             DESCRIPTION
-----------                             -----------
2.1********    Ownership Interest Purchase Agreement dated as of March 13, 2002, by and among SFMT-CIS, OOO TeleRoss (wholly-owned subsidiaries of
               Golden Telecom, Inc.) and OAO Rostelecom.

3.1*           Amended and Restated Certificate of Incorporation of Golden
               Telecom, Inc.

3.2**          Amended and Restated By-laws of Golden Telecom, Inc.

4.1**          Specimen certificate representing shares of Common Stock.

10.1**         Form of Registration Rights Agreement between Global TeleSystems
               Group, Inc. and Golden Telecom, Inc.

10.3(a)**      Form of Registration Rights Agreement with Baring Vostok Private
               Equity Fund LP, Guernsey, and a second agreement with First NIS
               Regional Fund SICAV and Golden Telecom, Inc.

10.3(b)******* Assignment and Amendment Agreement dated as of May 11, 2001 between Golden Telecom, Inc., Baring Vostok Private Equity Fund,
               First NIS Regional Fund SICAV and Cavendish Nominees Limited amending 10.3.

10.4(a)***     Form of Shareholders and Registration Rights Agreement between
               Capital International Global Emerging Markets Private Equity
               Fund L.P., Global TeleSystems Group, Inc., and Golden Telecom,
               Inc.

10.4(b)******* Amendment to the Shareholders and Registration Rights Agreement
               dated as of May 11, 2001 between Golden Telecom, Inc., Global
               TeleSystems Europe Holdings B.V., and Capital International
               Global Emerging Markets Private Equity Fund, L.P.

10.5********   Registration Rights Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc. and OAO Rostelecom.

10.6********   Subscription Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc. and OAO Rostelecom.

10.7********   Standstill Agreement dated as of September 5, 2002, by and among
               Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom Limited,
               Capital International Global Emerging Markets Private Equity
               Fund, L.P., Cavendish Nominees Limited, and First NIS Regional
               Fund SICAV.

10.8********   Shareholders Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom
               Limited, Capital International Global Emerging Markets Private
               Equity Fund, L.P., Cavendish Nominees Limited, and First NIS
               Regional Fund SICAV.

10.9(a)*****   Golden Telecom, Inc. 1999 Equity Participation Plan.

10.9(b)******  Amendment to the Golden Telecom, Inc. 1999 Equity Participation
               Plan.

10.10****      Agreement No. 311299-TP, dated December 31, 1999, among
               TeleRoss, KB-Impulse and VimpelCom.

10.11****      Form of Employment Agreement for the officers of Golden Telecom,
               Inc.

10.12* List of officers of Golden Telecom, Inc. as of December 31, 2002 who have signed substantially the same Employment Agreement, re
               Exhibit 10.11 above.

10.13********* Credit Agreement, including Schedules and Exhibits, dated as of
               September 25, 2002, by and among ROL Holdings Limited
               (wholly-owned subsidiary of Golden Telecom, Inc.) and ZAO
               Citibank.

21.1*          List of subsidiaries of Golden Telecom, Inc.

23.1*          Consent of Ernst & Young (CIS) Limited, Independent Auditors
               (Golden Telecom, Inc.).

23.2*          Consent of Ernst & Young (CIS) Limited, Independent Auditors
               (EDN Sovintel LLC).

24*            Powers of Attorney (included on signature page).

99.1*          Certification of CEO & CFO pursuant to Section 906.

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

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

****** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

******* Incorporated by reference to the Company's current report on Form 8-K dated May 11, 2001 (Commission File 0-27423).

******** Incorporated by reference to the Company's current report on Form 8-K dated September 17, 2002 (Commission File 0-27423).

********* Incorporated by reference to the Company's current report on Form 8-K dated September 25, 2002 (Commission File 0-27423).

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 28th day of March, 2003.

GOLDEN TELECOM, INC.
                                  By: /s/ DAVID STEWART
                                     -------------------------------------------
                                  Name: David Stewart
                                  Title: Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

                                  By: /s/ MICHAEL WILSON
                                     -------------------------------------------
                                  Name: Michael Wilson
                                  Title: Corporate Controller
                                  (Principal Accounting Officer)

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 28th day of March, 2003.

             SIGNATURE                                     TITLE                         DATE
             ---------                                     -----                         ----
    /s/ ALEXANDER VINOGRADOV                    President, Chief Executive          March 28, 2003
----------------------------------              Officer and Director
       Alexander Vinogradov                     (Principal Executive
                                                Officer)

    /s/ STAN ABBELOOS                           Chief Operating Officer             March 28, 2003
----------------------------------              and Director
           Stan Abbeloos

    /s/ PETER AVEN                              Chairman of the Board               March 28, 2003
----------------------------------              of Directors
           Peter Aven

    /s/ MICHAEL NORTH                           Director                            March 28, 2003
-----------------------------------
          Michael North

    /s/ VLADIMIR ANDROSIK                       Director                            March 28, 2003
-----------------------------------
         Vladimir Androsik

    /s/ MICHAEL CALVEY                          Director                            March 28, 2003
----------------------------------
          Michael Calvey

    /s/ ASHLEY DUNSTER                          Director                            March 28, 2003
----------------------------------
          Ashley Dunster

    /s/ DAVID HERMAN                            Director                            March 28, 2003
----------------------------------
          David Herman

    /s/ ANDREY KOSOGOV                          Director                            March 28, 2003
----------------------------------
         Andrey Kosogov

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alexander Vinogradov, certify that:

1. I have reviewed this annual report on Form 10-K of Golden Telecom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ ALEXANDER VINOGRADOV
------------------------
Alexander Vinogradov
President, Chief Executive Officer and
Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, David Stewart, certify that:

1. I have reviewed this annual report on Form 10-K of Golden Telecom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ DAVID STEWART
-----------------
David Stewart
Senior Vice President, Chief
Financial Officer and Treasurer

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              GOLDEN TELECOM, INC.

              COL. A                     COL. B                 COL. C                  COL. D          COL. E
----------------------------------     ----------     ---------------------------     ----------      ----------
                                                               ADDITIONS
                                                      ---------------------------
                                       BALANCE AT     CHARGED TO       RESERVES                       BALANCE AT
                                       BEGINNING       COSTS AND         FROM                            END
            DESCRIPTION                OF PERIOD       EXPENSES      ACQUISITIONS     DEDUCTIONS      OF PERIOD
----------------------------------     ----------     ----------     ------------     ----------      ----------
Allowance for doubtful accounts at
  12/31/02 .......................          3,800          2,061            4,539         (1,714)          8,686
Allowance for doubtful accounts at
  12/31/01 .......................          3,124          2,548               52         (1,924)          3,800
Allowance for doubtful accounts at
  12/31/00 .......................          4,010            807               --         (1,693)          3,124

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-----------    ----------------------------------------------------------------

2.1********    Ownership Interest Purchase Agreement dated as of March 13, 2002, by and among SFMT-CIS, OOO TeleRoss (wholly-owned subsidiaries of Golden Telecom, Inc.) and OAO Rostelecom.

3.1*           Amended and Restated Certificate of Incorporation of Golden
               Telecom, Inc.

3.2**          Amended and Restated By-laws of Golden Telecom, Inc.

4.1**          Specimen certificate representing shares of Common Stock.

10.1** Form of Registration Rights Agreement between Global TeleSystems Group, Inc. and Golden Telecom, Inc.

10.3(a)**      Form of Registration Rights Agreement with Baring Vostok Private
               Equity Fund LP, Guernsey, and a second agreement with First NIS
               Regional Fund SICAV and Golden Telecom, Inc.

10.3(b)******* Assignment and Amendment Agreement dated as of May 11, 2001 between Golden Telecom, Inc., Baring Vostok Private Equity Fund, First NIS Regional Fund SICAV and Cavendish Nominees Limited amending 10.3.

10.4(a)***     Form of Shareholders and Registration Rights Agreement between
               Capital International Global Emerging Markets Private Equity
               Fund L.P., Global TeleSystems Group, Inc., and Golden Telecom,
               Inc.

10.4(b)******* Amendment to the Shareholders and Registration Rights Agreement
               dated as of May 11, 2001 between Golden Telecom, Inc., Global TeleSystems Europe Holdings B.V., and Capital International Global Emerging Markets Private Equity Fund, L.P.

10.5********   Registration Rights Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc. and OAO Rostelecom.

10.6********   Subscription Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc. and OAO Rostelecom.

10.7********   Standstill Agreement dated as of September 5, 2002, by and among
               Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom Limited,
               Capital International Global Emerging Markets Private Equity
               Fund, L.P., Cavendish Nominees Limited, and First NIS Regional
               Fund SICAV.

10.8********   Shareholders Agreement dated as of September 5, 2002, by and among, Golden Telecom, Inc., OAO Rostelecom, Alfa Telecom
               Limited, Capital International Global Emerging Markets Private
               Equity Fund, L.P., Cavendish Nominees Limited, and First NIS
               Regional Fund SICAV.

10.9(a)*****   Golden Telecom, Inc. 1999 Equity Participation Plan.

10.9(b)******  Amendment to the Golden Telecom, Inc. 1999 Equity Participation
               Plan.

10.10****      Agreement No. 311299-TP, dated December 31, 1999, among
               TeleRoss, KB-Impulse and VimpelCom.

10.11****      Form of Employment Agreement for the officers of Golden Telecom,
               Inc.

10.12* List of officers of Golden Telecom, Inc. as of December 31, 2002 who have signed substantially the same Employment Agreement, re
               Exhibit 10.11 above.

10.13********* Credit Agreement, including Schedules and Exhibits, dated as of
               September 25, 2002, by and among ROL Holdings Limited (wholly-owned subsidiary of Golden Telecom, Inc.) and ZAO Citibank.

21.1*          List of subsidiaries of Golden Telecom, Inc.

23.1* Consent of Ernst & Young (CIS) Limited, Independent Auditors (Golden Telecom, Inc.).

23.2* Consent of Ernst & Young (CIS) Limited, Independent Auditors (EDN Sovintel LLC).

24*            Powers of Attorney (included on signature page).

99.1*          Certification of CEO & CFO pursuant to Section 906.

----------

*  Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

*** Incorporated by reference to the correspondingly numbered Exhibits to
    Schedule 13D of Capital International Global Emerging Markets Private Equity Fund L.P., dated December 27, 1999 (Commission File No.005-56995).

****Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K dated March 21, 2000 (Commission File No. 0-27423).

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

****** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

******* Incorporated by reference to the Company's current report on Form 8-K dated May 11, 2001 (Commission File 0-27423).

******** Incorporated by reference to the Company's current report on Form 8-K dated September 17, 2002 (Commission File 0-27423).

********* Incorporated by reference to the Company's current report on Form 8-K dated September 25, 2002 (Commission File 0-27423).