Form 10-Q
period 2003-03-31
GOLDEN TELECOM INC
filed 2003-05-14
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                        (COMMISSION FILE NUMBER: 0-27423)

                              GOLDEN TELECOM, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          51-0391303
(State of incorporation)                    (I.R.S. Employer Identification No.)

                 REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
                             1 KOZHEVNICHESKY PROEZD
                              MOSCOW, RUSSIA 115114
                     (Address of principal executive office)

                              (011-7-501) 797-9300
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

      At May 12, 2003 there were 27,472,435 outstanding shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements of
         Golden Telecom, Inc. (unaudited)..........................................       3

         Condensed Consolidated Balance Sheets as of December 31, 2002 and
         March 31, 2003............................................................       4

         Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2002 and 2003.............................................       5

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2003.............................................       6

         Notes to Condensed Consolidated Financial Statements......................       7

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations *...................................................      14

Item 4   Controls and Procedures...................................................      25

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..........................................      26

Signatures.........................................................................      27

Certifications.....................................................................      28

* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,      MARCH 31,
                                                                                    2002            2003
                                                                                ------------      ---------
                                                                                 (AUDITED)       (UNAUDITED)
                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..............................................        $ 59,625        $ 69,294
  Accounts receivable, net ...............................................          46,224          51,054
  Prepaid expenses .......................................................           7,811           7,439
  Other current assets ...................................................          13,794          16,449
                                                                                  --------        --------

TOTAL CURRENT ASSETS .....................................................         127,454         144,236

Property and equipment, net of accumulated depreciation of $99,541 and
   $107,247 at December 31, 2002 and March 31, 2003, respectively ........         166,121         167,834

Goodwill and intangible assets:
  Goodwill ...............................................................          71,703          71,703
  Intangible assets, net of accumulated amortization
     of $14,418 and $17,201 at December 31, 2002 and
     March 31, 2003, respectively ........................................          55,965          55,590
                                                                                  --------        --------
       Net goodwill and intangible assets ................................         127,668         127,293

Restricted cash ..........................................................           1,515           1,354
Other non-current assets .................................................          13,052          11,015
                                                                                  --------        --------

TOTAL ASSETS .............................................................        $435,810        $451,732
                                                                                  ========        ========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,       MARCH 31,
                                                                              2002              2003
                                                                           ------------       ---------
                                                                            (AUDITED)        (UNAUDITED)
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ............................        $  48,268         $  48,572
  Debt maturing within one year ....................................            8,988            16,488
  Current capital lease obligation .................................            1,775             1,816
  Due to affiliates and related parties ............................            1,999             3,236
  Other current liabilities ........................................            9,950             9,861
                                                                            ---------         ---------

TOTAL CURRENT LIABILITIES ..........................................           70,980            79,973

Long-term debt, less current portion ...............................           24,111            16,463
Long-term capital lease obligation, less current portion ...........            5,621             5,151
Long-term deferred tax liability ...................................           12,406            11,684
Other non-current liabilities ......................................           13,047            14,285
                                                                            ---------         ---------

TOTAL LIABILITIES ..................................................          126,165           127,556

Minority interest ..................................................            2,187             2,279

SHAREHOLDERS' EQUITY

  Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at December 31, 2002 and
     March 31, 2003) ...............................................               --                --
  Common stock, $0.01 par value (100,000,000 shares authorized;
      27,021,415 and 27,156,720 shares issued and  outstanding
      at December 31, 2002 and March 31, 2003, respectively) .......              270               272
  Additional paid-in capital .......................................          446,215           447,832
  Accumulated deficit ..............................................         (139,027)         (126,207)
                                                                            ---------         ---------

TOTAL SHAREHOLDERS' EQUITY .........................................          307,458           321,897
                                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................        $ 435,810         $ 451,732
                                                                            =========         =========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002          2003
                                                              --------      --------
REVENUE:
  Telecommunication services ............................     $ 34,292      $ 77,976
  Revenue from affiliates and related parties ...........        2,058           400
                                                              --------      --------
TOTAL REVENUE ...........................................       36,350        78,376

OPERATING COSTS AND EXPENSES:
  Access and network services (excluding depreciation
     and amortization) ..................................       15,370        37,299
  Selling, general and administrative (excluding
     depreciation and amortization) .....................        9,687        13,438
  Depreciation and amortization .........................        6,003        10,405
                                                              --------      --------
TOTAL OPERATING COSTS AND EXPENSES ......................       31,060        61,142
                                                              --------      --------

INCOME FROM OPERATIONS ..................................        5,290        17,234

OTHER INCOME (EXPENSE):
  Equity in earnings of ventures ........................        1,710           119
  Interest income .......................................          476           288
  Interest expense ......................................         (537)         (686)
  Foreign currency gain (loss) ..........................         (325)          190
  Minority interest .....................................          (66)          (92)
                                                              --------      --------
TOTAL OTHER INCOME (EXPENSE) ............................        1,258          (181)
                                                              --------      --------

Income before income taxes ..............................        6,548        17,053
Income taxes ............................................        1,316         4,233
                                                              --------      --------

Income before cumulative effect of
     a change in accounting principle ...................        5,232        12,820
Cumulative effect of a change in accounting
     principle, net of tax effect of $0 .................          974            --
                                                              --------      --------

NET INCOME ..............................................     $  6,206      $ 12,820
                                                              ========      ========

Basic earnings per share of common stock:
     Income before cumulative effect of
          a change in accounting principle ..............     $   0.24      $   0.47
     Cumulative effect of a change in
          accounting principle ..........................         0.04            --
                                                              --------      --------
      Net income per share - basic ......................     $   0.28      $   0.47
                                                              ========      ========
Weighted average common shares - basic ..................       22,533        27,060
                                                              ========      ========

Diluted earnings per share of common stock:
     Income  before cumulative effect of
          a change in accounting principle ..............     $   0.23      $   0.47
     Cumulative effect of a change in
          accounting principle ..........................         0.04            --
                                                              --------      --------
      Net income per share - diluted ....................     $   0.27      $   0.47
                                                              ========      ========
Weighted average common shares - diluted ................       22,727        27,380
                                                              ========      ========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       2002          2003
                                                                     --------      --------
OPERATING ACTIVITIES:
  Net income ...................................................     $  6,206      $ 12,820
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation .................................................        4,982         8,024
  Amortization .................................................        1,021         2,381
  Equity in earnings of ventures ...............................       (1,710)         (119)
  Foreign currency (gain) loss .................................          325          (190)
  Cumulative effect of a change in accounting principle ........         (974)           --
  Other ........................................................          131          (683)
  Changes in assets and liabilities:
     Accounts receivable .......................................       (5,102)       (4,701)
     Accounts payable and accrued expenses .....................        2,841           254
     Other changes in assets and liabilities ...................           42         1,907
                                                                     --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ......................        7,762        19,693

INVESTING ACTIVITIES:
  Purchases of property and equipment and intangible assets ....       (4,634)      (11,789)
  Cash received from escrow account ............................        3,000            --
  Restricted cash ..............................................        1,400           165
  Proceeds from investments available for sale .................        5,951            --
  Purchases of investments available for sale ..................       (2,000)           --
  Other investing ..............................................         (667)          659
                                                                     --------      --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ............        3,050       (10,965)

FINANCING ACTIVITIES:
  Repayments of debt ...........................................       (1,661)         (148)
  Net proceeds from exercise of employee stock options .........          786         1,447
  Other financing ..............................................           --          (429)
                                                                     --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............         (875)          870

Effect of exchange rate changes on cash and cash equivalents ...         (122)           71
                                                                     --------      --------
Net increase in cash and cash equivalents ......................        9,815         9,669
Cash and cash equivalents at beginning of period ...............       37,404        59,625
                                                                     --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................     $ 47,219      $ 69,294
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

      The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2002 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2003 may not be indicative of the operating results for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Goodwill and Intangible Assets

      Effective January 1, 2002, GTI adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, GTI discontinued the amortization of goodwill as of such date. The Company also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company's equity method investments in the amount of $1.0 million.

      The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                                  AS OF DECEMBER 31, 2002             AS OF MARCH 31, 2003
                                                                  -----------------------             --------------------
                                                                                       (IN THOUSANDS)
                                                                                ACCUMULATED                       ACCUMULATED
                                                                   COST        AMORTIZATION         COST         AMORTIZATION
                                                                 -------       ------------        -------       ------------
            Amortized intangible assets:
              Telecommunications service contracts .....         $48,022         $ (6,775)         $49,258         $ (8,276)
              Contract-based customer relationships ....           8,322             (811)           8,322           (1,211)
              Licenses .................................           3,167           (1,249)           3,169           (1,364)
              Other intangible assets ..................          10,872           (5,583)          12,042           (6,350)
                                                                 -------         --------          -------         --------
                Total ..................................         $70,383         $(14,418)         $72,791         $(17,201)
                                                                 =======         ========          =======         ========

      Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three months ended March 31, 2002 and 2003, comprehensive income for the Company is equal to net income.

                              GOLDEN TELECOM, INC.

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

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. The Company has adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have an impact on the Company's consolidated financial position or results of operations.

      The effect of applying SFAS No. 123 on the net income as reported is not representative of the effects on reported net income in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                      ---------
                                                                                2002            2003
                                                                             ----------      ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

            Net income, as reported ..............................           $    6,206      $   12,820
            Deduct: total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects .........                2,237             869
                                                                             ----------      ----------
            Pro forma net income .................................           $    3,969      $   11,951
                                                                             ==========      ==========

            Net income per share:
              Basic - as reported ................................           $     0.28      $     0.47
              Basic - pro forma ..................................                 0.18            0.44
              Diluted - as reported ..............................                 0.27            0.47
              Diluted - pro forma ................................                 0.17            0.44

Asset Retirement Obligations

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial position or results of operations.

                              GOLDEN TELECOM, INC.

Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have an impact on the Company's results of operations or financial position.

Financial Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the FIN No. 45 did not have an impact on the Company's results of operations or financial position.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. There were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 are not expected to have a material impact on the Company's results of operations or financial positions.

Use of Estimates in Preparation of Financial Statements

      The preparation of these condensed, consolidated financial statements, in conformity with US generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comparative Figures

      Certain 2002 amounts have been reclassified to conform to presentation adopted in the current period.

                              GOLDEN TELECOM, INC.

3. NET EARNINGS PER SHARE

      Basic earnings per share at March 31, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive at March 31, 2002 and 2003 was 485,330 and 433,617 stock options, respectively.

      The components of basic and diluted earnings per share were as follows:

                                                                               THREE MONTHS    THREE MONTHS
                                                                                   ENDED          ENDED
                                                                              MARCH 31, 2002  MARCH 31, 2003
                                                                              --------------  --------------
                                                                              (IN THOUSANDS, EXCEPT EARNINGS
                                                                                        PER SHARE)
            Income before cumulative effect of a change in
              accounting principle .......................................        $ 5,232        $12,820
                                                                                  =======        =======

            Weighted average outstanding of:
              Common stock shares ........................................         22,533         27,060

            Dilutive effect of:
              Employee stock options .....................................            194            320
                                                                                  -------        -------

            Common stock and common stock equivalents ....................         22,727         27,380
                                                                                  =======        =======

            Earnings per share before cumulative effect of a change in accounting principle:
              Basic ......................................................        $  0.24        $  0.47
                                                                                  =======        =======
              Diluted ....................................................        $  0.23        $  0.47
                                                                                  =======        =======

4. CONTINGENCIES

Tax Matters

      The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2003. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

                              GOLDEN TELECOM, INC.

Financial Guarantees

      As of March 31, 2003, the Company has guaranteed $0.8 million of long-term debt for certain Russian registered ventures. Management estimates the fair value of these guarantees to be immaterial.

Other Matters

      During 2002, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. By the end of the first quarter of 2003, GTU had resolved these issues with Ukretelecom, but it is possible that commercial disputes with Ukrtelecom and the Ukrainian authorities could resurface in the future.

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

5. SEGMENT INFORMATION

LINE OF BUSINESS DATA

      The Company operates in four segments within the telecommunications industry. The four segments are: (1) Competitive Local Exchange Carrier ("CLEC") Services using our local access overlay networks in Moscow, Kiev, St. Petersburg and Nizhny Novgorod; (2) Long Distance Services using our fiber optic and satellite-based network throughout the CIS; (3) Data and Internet Services using our fiber optic and satellite-based network; and (4) Mobile Services consisting of mobile networks in Kiev and Odessa, Ukraine. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the periods ended March 31, 2002 and 2003. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit.

                              GOLDEN TELECOM, INC.

                                                                                                                    ADJUSTMENTS
                                                                                                                   TO RECONCILE
                                                                                                                BUSINESS SEGMENT TO
                                                                                                               CONSOLIDATED RESULTS
                                                                                                               --------------------
                                         DATA &                                      BUSINESS                  EQUITY
                                        INTERNET     LONG     MOBILE    CORPORATE &   SEGMENT  CONSOLIDATED    METHOD     AFFILIATE
                                CLEC    SERVICES   DISTANCE  SERVICES  ELIMINATIONS    TOTAL      RESULTS     VENTURES   ADJUSTMENTS
                                ----    --------   --------  --------  ------------    -----      -------     --------   -----------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED
  MARCH 31, 2002

Revenue ...................   $ 40,574   $18,243   $  4,498   $3,259     $ (1,010)   $ 65,564    $ 36,350    $ (33,442)    $4,228
Operating income (loss)  ..     12,344     3,806       (911)     579       (1,989)     13,829       5,290       (8,539)        --
Identifiable assets .......    192,441    99,238     28,181    9,695       96,936     426,491     307,897     (118,594)        --
Capital expenditures ......      6,625     2,210      1,007       49            7       9,898       4,634       (5,264)        --

                                                                                                                    ADJUSTMENTS
                                                                                                                   TO RECONCILE
                                                                                                                BUSINESS SEGMENT TO
                                                                                                               CONSOLIDATED RESULTS
                                                                                                               --------------------
                                         DATA &                                      BUSINESS                  EQUITY
                                        INTERNET     LONG     MOBILE    CORPORATE &   SEGMENT  CONSOLIDATED    METHOD     AFFILIATE
                                CLEC    SERVICES   DISTANCE  SERVICES  ELIMINATIONS    TOTAL      RESULTS     VENTURES   ADJUSTMENTS
                                ----    --------   --------  --------  ------------    -----      -------     --------   -----------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED
  MARCH 31, 2003

Revenue ...................   $ 51,226   $21,020   $  5,027   $3,158     $ (1,949)   $ 78,482    $ 78,376    $  (1,165)    $1,059
Operating income (loss)  ..     15,022     3,646     (1,096)   1,045       (1,183)     17,434      17,234         (200)        --
Identifiable assets .......    290,769    96,232     31,846    8,710       27,983     455,540     451,732       (3,808)        --
Capital expenditures ......      8,825     2,020        917       82           19      11,863      11,789          (74)        --

GEOGRAPHIC DATA

      Revenues are based on the location of the operating company providing the service.

      The following table's present financial information segmented by the Company's geographic regions for the three months ended March 31, 2002 and 2003.

                                                                                      CORPORATE,
                                                                                        OTHER
                                                                                      COUNTRIES
                                                                                         AND        CONSOLIDATED
                                                          RUSSIA         UKRAINE     ELIMINATIONS      RESULTS
                                                          ------         -------     ------------      -------
                                                                             (IN THOUSANDS)
            THREE MONTHS ENDED MARCH 31, 2002

              Revenue ...........................        $ 27,930        $ 8,230        $  190        $ 36,350
              Long-lived assets .................         178,877         25,063         1,821         205,761

                                                                                      CORPORATE,
                                                                                        OTHER
                                                                                      COUNTRIES
                                                                                         AND        CONSOLIDATED
                                                          RUSSIA         UKRAINE     ELIMINATIONS      RESULTS
                                                          ------         -------     ------------      -------
                                                                             (IN THOUSANDS)
            THREE MONTHS ENDED MARCH 31, 2003

              Revenue ...........................        $ 69,079        $ 9,220        $   77        $ 78,376
              Long-lived assets .................         275,491         23,742         1,805         301,038

                              GOLDEN TELECOM, INC.

6. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

      The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the three months ended March 31, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

                                           THREE MONTHS ENDED
                                             MARCH 31, 2002
                                           ------------------
                                             (IN THOUSANDS)
            Revenues ...................        $32,355
            Gross Margin ...............         14,521
            Income from operations .....          8,232
            Net income .................          6,001

7. SHAREHOLDERS' EQUITY

      The Company's outstanding shares of common stock increased by 65,499 and 135,305 shares issued in connection with the exercise of stock options in the three months ended March 31, 2002 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to our financial condition and results of operations of the Company for the three months ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

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

      We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. The ruble exchange rate with the dollar has become relatively stable since early 2000 and price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

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

      In Kiev, Ukraine we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity ad other infrastructure requirements are unable or unwilling to perform their contracts with us.

      During 2002, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. By the end of the first quarter of 2003, GTU had resolved these issues with Ukretelecom, but it is possible that commercial disputes with Ukrtelecom and the Ukrainian authorities could resurface in the future.

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

      In February 2003, the Ukrainian Parliament overrode the President's veto and adopted changes to existing regulations relating to telecommunication services in Ukraine. The new regulations stipulate the cancellation of end-customer charges for incoming calls. These changes will come into force in six-months time, unless superseded by a new Law on Communications or over-ruled by a Constitutional Court decision. We expect that interconnect tariffs for calls from the PSTN to mobile networks to be lower than current tariffs that mobile operators charge customers for incoming calls. It is expected that mobile operators may be able to increase tariffs for outgoing calls and/or set higher monthly fees to compensate for the expected decrease in revenue.

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

      We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations in 2003. As of April 15, 2003, all assets, liabilities, rights and obligations of TeleRoss were transferred to Sovintel as part of the legal merger of these two wholly-owned subsidiaries.

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

      Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of KPNQwest who are currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of theses receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $1.6 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we discontinued the amortization of goodwill as of such date. We also reclassified to other intangible assets approximately $1.3 million previously classified as goodwill. Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on our consolidated financial position or results of operations.

      During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002 the FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". These standards did not have a material impact on the financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the provisions of FIN No. 45 did not have a material impact on our results of operations or financial position.

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

      The effect of applying SFAS No. 123 on the net income as reported is not representative of the effects on reported net income in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                             2002              2003
                                                                          ----------        ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
            Net income, as reported ..............................        $    6,206        $   12,820
            Deduct: total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects .........             2,237               869
                                                                          ----------        ----------
            Pro forma net income .................................        $    3,969        $   11,951
                                                                          ==========        ==========

            Net income  per share:
              Basic - as reported ................................        $     0.28        $     0.47
              Basic - pro forma ..................................              0.18              0.44
              Diluted - as reported ..............................              0.27              0.47
              Diluted - pro forma ................................              0.17              0.44

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. As of the date of this report, there were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 are not expected to have a material impact on our results of operations or financial positions.

RESULTS OF OPERATIONS

      GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of both our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 5 "Segment Information - Line of Business Data" to our condensed, consolidated financial statements.

      Our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As we currently believe our functional currency is the US dollar, we do not expect this change to have a material impact on our results of operations or financial position.

      The discussion of our results of operations is organized as follows:

- Consolidated Results of Operations. Consolidated Results of Operations for the Three Months Ended March 31, 2003 compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2002.

- Consolidated Financial Positions. Significant changes in Consolidated Financial Position at March 31, 2003 compared to the Consolidated Financial Position at December 31, 2002.

REVENUE

      Our revenue increased by 115% to $78.4 million for the three months ended March 31, 2003 from $36.4 million for the three months ended March 31, 2002. The breakdown of revenue by business group was as follows:

                                                  CONSOLIDATED REVENUE          CONSOLIDATED REVENUE
                                                  FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                                  ENDED MARCH 31, 2002          ENDED MARCH 31, 2003
                                                  --------------------          --------------------
                                                                    (IN MILLIONS)
            REVENUE
              CLEC Services .................            $10.7                         $51.2
              Data and Internet Services ....             18.2                          21.0
              Long Distance Services ........              4.3                           5.0
              Mobile Services ...............              3.3                           3.2
              Eliminations ..................             (0.1)                         (2.0)
                                                         -----                         -----
            TOTAL REVENUE ...................            $36.4                         $78.4

      CLEC Services. Revenue from CLEC Services increased by 379% to $51.2 million for the three months ended March 31, 2003 from $10.7 million for the three months ended March 31, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

      Revenue for the CLEC Services division of Golden Telecom BTS increased by 32% to $3.7 million for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002. The increase in revenue was due to an increase in monthly recurring charges and the termination of certain incoming international traffic due to an increase in the number of cities in Ukraine licensed to perform these activities partly offset by a reduction in equipment sales.

      Data and Internet Services. Revenue from Data and Internet Services increased by 15% to $21.0 million for the three months ended March 31, 2003 from $18.2 million for the three months ended March 31, 2002. The increase is largely the result of increases in Internet revenue from both dial-up subscribers and corporate dedicated Internet customers, increases in Internet traffic and other Internet related revenues partly offset by a decline in wholesale customers. Our dial-up Internet subscribers grew 45% from 191,688 at March 31, 2002 to 278,823 at March 31, 2003.

      Long Distance Services. Revenue from Long Distance Services increased by 16% to $5.0 million for the three months ended March 31, 2003 from $4.3 million for the three months ended March 31, 2002. The increase is largely the result of increases in recurring fees and traffic revenues due to an increasing end-user customer base in Moscow and in many Russian regions, which more than offset tariff reductions. Also contributing to the revenue increase was an increase in equipment sales in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

      Mobile Services. Revenue from Mobile Services decreased by 3% to $3.2 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002. Active subscribers declined approximately 7% from 38,097 at March 31, 2002 to 35,308 at March 31, 2003 and the average revenue per subscriber has increased by approximately 8% to approximately $29.79 per month.

EXPENSES

The following table shows our principal expenses for the three months ended March 31, 2003 and March 31, 2002:

                                                                CONSOLIDATED EXPENSES         CONSOLIDATED EXPENSES
                                                              FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                                    MARCH 31, 2002                MARCH 31, 2003
                                                              --------------------------    --------------------------
                                                                                   (IN MILLIONS)
            COST OF REVENUE
              CLEC Services ........................                    $ 3.7                         $23.7
              Data and Internet Services ...........                      7.8                          10.8
              Long Distance Services ...............                      3.2                           4.1
              Mobile Services ......................                      0.8                           0.7
              Eliminations .........................                     (0.1)                         (2.0)
                                                                        -----                         -----
            TOTAL COST OF REVENUE ..................                     15.4                          37.3
            Selling, general and administrative ....                      9.7                          13.4
            Depreciation and amortization ..........                      6.0                          10.4
            Equity in earnings of ventures .........                     (1.7)                         (0.1)
            Interest income ........................                     (0.5)                         (0.3)
            Interest expense .......................                      0.6                           0.7
            Foreign currency (gain) loss ...........                      0.3                          (0.2)
            Provision for income taxes .............                      1.3                           4.2
            Cumulative effect of a change
            in accounting principle ................                    $(1.0)                        $  --

Cost of Revenue

      Our cost of revenue increased by 142% to $37.3 million for the three months ended March 31, 2003 from $15.4 million for the three months ended March 31, 2002.

      CLEC Services. Cost of revenue from CLEC Services increased to $23.7 million, or 46% of revenue, for the three months ended March 31, 2003 from $3.7 million, or 35% of revenue, for the three months ended March 31, 2002. The primary increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, the CLEC Services division cost of revenue increased as a percentage of revenue resulting from increases in rates to other operators.

      Cost of revenue for the CLEC Services division of Golden Telecom BTS increased by 50% to $1.8 million, or 51% of revenue, for the three months ended March 31, 2003 and was $1.2 million, or 43% of revenue, for the three months ended March 31, 2002. Cost of revenue increased as a percentage of revenue due to the increase of certain lower margin international incoming traffic.

      Data and Internet Services. Cost of revenue from Data and Internet Services increased by 38% to $10.8 million, or 51% of revenue, for the three months ended March 31, 2003 from $7.8 million, or 43% of revenue, for the three months ended March 31, 2002. The increase as a percentage of revenue was mainly due to increases in operator settlements for intercity and international channels due to increases in Internet revenue, Internet traffic, other Internet related revenues and the change in mix between high margin wholesale customers and the lower margin dial-up Internet subscribers.

      Long Distance Services. Cost of revenue from Long Distance Services increased by 28% to $4.1 million, or 82% of revenue, for the three months ended March 31, 2003 from $ 3.2 million or 74% of revenue, for the three months ended March 31, 2002. The increase in cost of revenue as a percentage of revenue is partly due to additional satellite transponder costs, and higher settlement costs to other operators partly offset by an increase in end-users in the long distance traffic mix.

      Mobile Services. Cost of revenue from Mobile Services decreased by 13% to $0.7 million, or 22% of revenue, for the three months ended March 31, 2003 from $0.8 million, or 24% of revenue, for the three months ended March 31, 2002. The cost of revenue decreased as a percentage of revenue, mainly as a result of cost controls.

Selling, General and Administrative

      Our selling, general and administrative expenses increased by 38% to $13.4 million, or 17% of revenue, for the three months ended March 31, 2003 from $9.7 million, or 27% of revenue, for the three months ended March 31, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 into our results of operations.

Depreciation and Amortization

      Our depreciation and amortization expenses increased by 73% to $10.4 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations.

Equity in Earnings of Ventures

      The earnings after interest and tax charges from our investments in non-consolidated ventures were $0.1 million for the three months ended March 31, 2003 down from earnings of $1.7 million for the three months ended March 31, 2002. We recognized earnings at Sovintel of $2.6 million for the three months ended March 31, 2002, which more than offset our recognized losses in MCT. The decrease in equity in earnings was due to the acquisition of the remaining 50% of Sovintel and its subsequent consolidation as of September 17, 2002 into our results of operations partly offset by writing down our investment in MCT to zero in the second quarter of 2002 thereby recognizing no more losses from this equity investee.

Interest Income

      Our interest income was $0.3 million for the three months ended March 31, 2003 down from $0.5 million for the three months ended March 31, 2002. The decrease in interest income mainly reflects lower interest rates earned on our cash and cash equivalents.

Interest Expense

      Our interest expense was $0.7 million for the three months ended March 31, 2003 up from $0.6 million for the three months ended March 31, 2002. Interest expense mainly reflects the effect of higher average balances of debt, including capital leases offset, by lower interest rates. Debt, excluding capital lease obligations, at March 31, 2003 was $33.0 million compared to $11.5 million at March 31, 2002.

Foreign Currency Gain / Loss

      Our foreign currency gain was $0.2 million for the three months ended March 31, 2003, compared to a foreign currency loss of $0.3 million for the three months ended March 31, 2002. The decrease in foreign currency loss to foreign currency gain is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

      Our charge for income taxes was $4.2 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Cumulative Effect of a Change in Accounting Principle

      We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the three months ended March 31, 2002.

Net Income and Net Income per Share

      Our net income for the three months ended March 31, 2003 was $12.8 million, compared to a net income of $6.2 million for the three months ended March 31, 2002.

      Our net income per share of common stock increased to $0.47 for the three months ended March 31, 2003, compared to a net income per share of $0.28 for the three months ended March 31, 2002. The increase in net income per share of common stock was due to the increase in net income and offset by an increase in the number of weighted average shares to 27,060,057 in the three months ended March 31, 2003, compared to 22,532,910 in the three months ended March 31, 2002.

      Our net income per share of common stock on a fully diluted basis increased to $0.47 for the three months ended March 31, 2003, compared to a net income per common share of $0.27 for the three months ended March 31, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income and offset by an increase in the number of weighted average shares assuming dilution to 27,379,685 for the three months ended March 31, 2003, compared to 22,726,902 for the three months ended March 31, 2002.

CONSOLIDATED FINANCIAL POSITION-- SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL
      POSITION AT MARCH 31, 2003 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002

Accounts Receivable

      Accounts receivable increased from December 31, 2002 to March 31, 2003 as a result of increased revenue during the period ended March 31, 2003 and delays in timing of certain billings and cash collections as we began the integration of TeleRoss operations into Sovintel.

Debt Obligations

      Our debt position remained unchanged at March 31, 2003 as compared to December 31, 2002 and consists mainly of ROL Holdings drawing upon the Citibank Credit Facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. Short-term debt at March 31, 2003 increased due to the reclassification of $7.5 million of debt under the Citibank Credit Facility from long-term debt that becomes due in March 2004.

Stockholders' Equity

      Shareholders' equity increased from December 31, 2002 to March 31, 2003 as a result of our net income of $12.8 million and proceeds of approximately $1.4 million received from the exercise of stock options.

INCOME TAXES

      Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; and (2) amortization of certain acquired intangible assets is not deductible for income tax purposes. We have not recorded a tax benefit in relation to our US net operating loss carry-forward amount as our taxable US income is largely comprised of interest income and dividends which we do not expect to continue over the longer term. In 2002, as a result of our Russian and Ukrainian subsidiaries profitability for Russian and Ukrainian statutory purposes and reasonable certainty of future profits, we recorded deferred tax assets in the respective Russian and Ukrainian subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash, cash equivalents and investments available for sale were $69.3 million and $59.6 million as of March 31, 2003 and December 31, 2002, respectively. Our total restricted cash was $1.4 million and $1.5 million as of March 31, 2003, and December 31, 2002, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

      During the three months ended March 31, 2003 we had net cash inflows of $19.7 million from our operating activities. During the three months ended March 31, 2002, we had net cash inflows of $7.8 million from our operating activities. This increase in net cash inflows from operating activities at March 31, 2003 is mainly due to the increase in net income, increased revenues, and the consolidation of Sovintel into our results of operations and financial position from September 17, 2002. We used cash of $11.0 million and $3.1 million for investing activities for the three months ended March 31, 2003 and 2002, respectively, which were principally attributable to building our telecommunications networks. Network investing activities totaled $11.8 million for the three months ended March 31, 2003 and included capital expenditures principally attributable to building out our telecommunications network and the purchase of additional numbering capacity. Network investing activities totaled $4.6 million for the three months ended March 31, 2002 and included capital expenditures principally attributable to building our telecommunications network. For the three months ended March 31, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001. For the three months ended March 31, 2002, we received net proceeds from investments available for sale of $4.0 million.

      We had working capital of $64.3 million as of March 31, 2003 and $56.5 million as of December 31, 2002. At March 31, 2003, we had total debt, excluding capital lease obligations, of approximately $33.0 million, of which $16.5 million were current maturities. At December 31, 2002, we had total debt, excluding capital lease obligations, of approximately $33.1 million, of which $9.0 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash. At March 31, 2003 and December 31, 2002 none of our short-term debt was at fixed rates.

      Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of March 31, 2003 for all these facilities totaled $1.3 million, of which $0.5 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

      In order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including possible losses from operations. We may also require capital for our acquisition and business development initiatives. The net proceeds from our IPO, our private placement and our operating cash flows have been applied to these funding requirements. We also expect to fund these requirements through additional cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

      In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combinations of the above. In the case especially large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements for the next 12 to 18 months. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including any possible losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through our cash on hand, cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

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

      As of March 31, 2003, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

                                                   PAYMENTS DUE BY PERIOD
                                                   ----------------------
                                                      (IN THOUSANDS)
                                                    LESS
                                                    THAN 1        1 - 3        4 - 5
                                      TOTAL          YEAR         YEARS        YEARS
                                      -----          ----         -----        -----
Short- and long-term debt ....       $32,951       $16,488       $16,113       $350
Capital lease obligations ....         6,967         1,816         5,151         --
Non-cancelable lease
  obligations ................         3,107         1,190         1,917         --
Purchase obligations .........         9,363         4,433         4,443        487
                                     -------       -------       -------       ----
Total contractual cash
  obligations ................       $52,388       $23,927       $27,624       $837
                                     =======       =======       =======       ====

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures (ii) projected traffic volumes, tariff levels and other growth indicators; (iii) anticipated revenues and expenses, including taxes;
(iv) the Company's competitive environment; (v) the Company's potential liability for litigation; (vi) the future performance of consolidated and equity method investments; (vii) the anticipated effect of recent accounting pronouncements; and (viii) the political, regulatory and financial situation in the markets in which we operate, are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

      Additional information concerning factors that could cause results to differ materially from those in the forward looking statements are contained in the Company's filings with the U.S. Securities and Exchange Commission ("SEC") and especially in the Risk Factor sections therein, including, but not limited to the Company's report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

      The Company maintains disclosure controls and procedures, which have been designed to ensure that material information related to Golden Telecom, Inc. including its consolidated and non-consolidated subsidiaries, is made known to a disclosure committee on a regular basis. In response to recent legislation and proposed regulations, the Company has reviewed the internal control structure and disclosure controls and procedures pursuant to Rule 13a-14 and 15(d)-14(c) under the Securities and Exchange Act of 1934, as amended. Although the Company believes that the pre-existing disclosure controls and procedures were adequate to enable the Company to comply with the Company's disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document certain procedures already in place. The Company also established a disclosure committee comprised of certain members of the Company's senior management.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   DESIGNATION                             DESCRIPTION
   -----------                             -----------
      99.1         Certifications Pursuant to 18 U.S.C Section 1350, as adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

   DATE OF REPORT                        SUBJECT OF REPORT
   --------------                        -----------------
   March 6, 2003   Golden Telecom, Inc. announces its fourth quarter and annual
                   2002 earnings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN TELECOM, INC.
                                        (Registrant)


                                        By:    /s/ DAVID STEWART
                                               ---------------------------------
                                        Name:  David Stewart
                                        Title: Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)


                                        By:    /s/ MICHAEL D WILSON
                                               ---------------------------------
                                        Name:  Michael D. Wilson
                                        Title: Corporate Controller
                                               (Principal Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003


/s/ ALEXANDER VINOGRADOV
--------------------------------------

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

Date: May 14, 2003


/s/ DAVID STEWART
--------------------------------------

David Stewart
Senior Vice President, Chief
Financial Officer and Treasurer

                                 Exhibit Index

   DESIGNATION                             DESCRIPTION
   -----------                             -----------
      99.1         Certifications Pursuant to 18 U.S.C Section 1350, as adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002