Form 10-Q
period 2003-06-30
GOLDEN TELECOM INC
filed 2003-08-13
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    At August 1, 2003 there were 27,788,913 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.     FINANCIAL INFORMATION
Item 1      Condensed Consolidated Financial Statements of
            Golden Telecom, Inc. (unaudited).........................................    3

            Condensed Consolidated Balance Sheets as of December 31, 2002 and June
            30, 2003.................................................................  3-4

            Condensed Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2002 and 2003......................................    5

            Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2002 and 2003.............................................    6

            Notes to Condensed Consolidated Financial Statements.....................    7

Item 2      Management's Discussion and Analysis of Financial Condition and Results
            of Operations *..........................................................   16

Item 4      Controls and Procedures..................................................   31

PART II.    OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders......................   32

Item 6      Exhibits and Reports on Form 8-K.........................................   32

Signatures...........................................................................   33

* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                DECEMBER 31,        JUNE 30,
                                                                    2002             2003
                                                               --------------   --------------
                                                                  (AUDITED)      (UNAUDITED)
                           ASSETS
CURRENT ASSETS
 Cash and cash equivalents .................................   $       59,625   $       55,305
 Accounts receivable, net ..................................           42,226           50,639
 VAT receivable ............................................            3,998            9,901
 Prepaid expenses ..........................................            7,811            8,386
 Other current assets ......................................           13,794           14,139
                                                               --------------   --------------

TOTAL CURRENT ASSETS .......................................          127,454          138,370

Property and equipment, net of accumulated depreciation of
 $99,541 and $113,967 at December 31, 2002 and June 30,
 2003, respectively ........................................          166,121          174,607


Goodwill and intangible assets:
 Goodwill ..................................................           71,703           71,703
 Intangible assets, net of accumulated amortization
  of $14,418 and $18,210 at December 31, 2002 and
  June 30, 2003, respectively ..............................           55,965           54,100
                                                               --------------   --------------
 Net goodwill and intangible assets ........................          127,668          125,803

Restricted cash ............................................            1,515            1,136
Other non-current assets ...................................           13,052            9,688
                                                               --------------   --------------

TOTAL ASSETS ...............................................   $      435,810   $      449,604
                                                               ==============   ==============

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,        JUNE 30,
                                                                                  2002             2003
                                                                             --------------    --------------
                                                                               (AUDITED)        (UNAUDITED)
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses ...................................   $       43,870    $       52,114
 VAT payable .............................................................            4,398             8,262
 Debt maturing within one year ...........................................            8,988             1,399
 Current capital lease obligation ........................................            1,775             1,859
 Due to affiliates and related parties ...................................            1,999             1,813
 Other current liabilities ...............................................            9,950            11,985
                                                                             --------------    --------------

TOTAL CURRENT LIABILITIES ................................................           70,980            77,432

Long-term debt, less current portion .....................................           24,111               760
Long-term capital lease obligation, less current portion .................            5,621             4,670
Long-term deferred tax liability .........................................           12,406             9,070
Other non-current liabilities ............................................           13,047            15,050
                                                                             --------------    --------------

TOTAL LIABILITIES ........................................................          126,165           106,982

Minority interest ........................................................            2,187             2,359

SHAREHOLDERS' EQUITY

 Preferred stock, $0.01 par value (10,000,000 shares authorized;
   none issued and outstanding at December 31, 2002 and
   June 30, 2003) ........................................................               --                --
 Common stock, $0.01 par value (100,000,000 shares authorized;
   27,021,415 shares issued and outstanding at
   December 31, 2002 and 27,683,418 shares issued
   and outstanding at June 30, 2003) .....................................              270               277
 Additional paid-in capital ..............................................          446,215           454,358
 Accumulated deficit .....................................................         (139,027)         (114,372)
                                                                             --------------    --------------

TOTAL SHAREHOLDERS' EQUITY ...............................................          307,458           340,263
                                                                             --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $      435,810    $      449,604
                                                                             ==============    ==============



           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                   --------------------------    --------------------------
                                                      2002           2003           2002           2003
                                                   -----------    -----------    -----------    -----------
REVENUE:
 Telecommunication services ....................   $    36,172    $    80,463    $    70,464    $   158,439
 Revenue from affiliates and related parties ...         3,045            299          5,103            699
                                                   -----------    -----------    -----------    -----------

TOTAL REVENUE ..................................        39,217         80,762         75,567        159,138

OPERATING COSTS AND EXPENSES:
 Access and network services (excluding
  depreciation and amortization) ...............        17,556         39,436         32,926         76,735
 Selling, general and administrative
  (excluding depreciation and amortization).....        10,237         13,385         19,924         26,823
 Depreciation and amortization .................         6,247         10,542         12,250         20,947
                                                   -----------    -----------    -----------    -----------

TOTAL OPERATING COSTS AND EXPENSES .............        34,040         63,363         65,100        124,505
                                                   -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS .........................         5,177         17,399         10,467         34,633

OTHER INCOME (EXPENSE):
 Equity in earnings (losses) of ventures .......        (1,223)          (148)           487            (29)
 Interest income ...............................           366            317            842            605
 Interest expense ..............................          (390)          (892)          (927)        (1,578)
 Foreign currency gain (losses) ................          (182)            23           (507)           213
 Minority interest .............................          (161)          (123)          (227)          (215)
                                                   -----------    -----------    -----------    -----------

TOTAL OTHER INCOME (EXPENSE) ...................        (1,590)          (823)          (332)        (1,004)
                                                   -----------    -----------    -----------    -----------
Income before income taxes .....................         3,587         16,576         10,135         33,629
Income taxes ...................................           833          4,741          2,149          8,974
                                                   -----------    -----------    -----------    -----------

Income before cumulative effect of
 a change in accounting principle ..............         2,754         11,835          7,986         24,655
Cumulative effect of a change in accounting
 principle, net of tax effect of $0 ............            --             --            974             --
                                                   -----------    -----------    -----------    -----------

NET INCOME .....................................   $     2,754    $    11,835    $     8,960    $    24,655
                                                   ===========    ===========    ===========    ===========

Basic earnings per share of common stock:
 Income before cumulative effect of
  a change in accounting principle .............   $      0.12    $      0.43    $      0.36    $      0.90
 Cumulative effect of a change in
  accounting principle .........................            --             --           0.04             --
                                                   -----------    -----------    -----------    -----------
 Net income per share - basic ..................   $      0.12    $      0.43    $      0.40    $      0.90
                                                   ===========    ===========    ===========    ===========
Weighted average common shares - basic .........        22,653         27,480         22,593         27,271
                                                   ===========    ===========    ===========    ===========

Diluted earnings per share of common stock:
 Income before cumulative effect of
  a change in accounting principle .............   $      0.12    $      0.42    $      0.35    $      0.89
 Cumulative effect of a change in
  accounting principle .........................            --             --           0.04             --
                                                   -----------    -----------    -----------    -----------
 Net income per share - diluted ................   $      0.12    $      0.42    $      0.39    $      0.89
                                                   ===========    ===========    ===========    ===========
Weighted average common shares - diluted .......        23,396         28,289         23,062         27,836
                                                   ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                            2002           2003
                                                                         -----------    -----------
OPERATING ACTIVITIES
 Net income ..........................................................   $     8,960    $    24,655
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
 Depreciation ........................................................        10,017         16,304
 Amortization ........................................................         2,233          4,643
 Equity in (earnings) losses of ventures, net of dividends received...          (487)            29
 Foreign currency (gain) losses ......................................           507           (213)
 Cumulative effect of a change in accounting principle ...............          (974)            --
 Other ...............................................................           432             80
 Changes in assets and liabilities:
 Accounts receivable .................................................        (2,461)        (8,266)
 Accounts payable and accrued expenses ...............................         4,143          8,187
 VAT, net ............................................................          (352)        (2,039)
 Other changes in assets and liabilities .............................        (2,628)         2,303
                                                                         -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................        19,390         45,683

INVESTING ACTIVITIES
 Purchases of property and equipment and intangible assets ...........       (10,034)       (27,816)
 Cash received from escrow account ...................................         3,000             --
 Restricted cash .....................................................         1,400            374
 Proceeds from investments available for sale ........................         8,978             --
 Purchases of investments available for sale .........................        (2,000)            --
 Other investing .....................................................           449          1,195
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................         1,793        (26,247)

FINANCING ACTIVITIES:
 Repayments of debt ..................................................        (8,847)       (30,940)
 Net proceeds from exercise of employee stock options ................         2,128          7,970
 Other financing .....................................................            --           (867)
                                                                         -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES ................................        (6,719)       (23,837)

Effect of exchange rate changes on cash and cash equivalents .........          (189)            81
                                                                         -----------    -----------
Net increase (decrease) in cash and cash equivalents .................        14,275         (4,320)
Cash and cash equivalents at beginning of period .....................        37,404         59,625
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $    51,679    $    55,305
                                                                         ===========    ===========

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

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2002 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2003 may not be indicative of the operating results for the full year.


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

    The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                AS OF DECEMBER 31, 2002         AS OF JUNE 30, 2003
                                              ---------------------------    ---------------------------
                                                                    (IN THOUSANDS)
                                                             ACCUMULATED                    ACCUMULATED
                                                  COST       AMORTIZATION        COST       AMORTIZATION
                                              ------------   ------------    ------------   ------------
Amortized intangible assets:
 Telecommunications service contracts ....    $     48,022   $     (6,775)   $     50,703   $     (9,631)
 Contract-based customer relationships ...           8,322           (811)          8,322         (1,611)
 Licenses ................................           3,167         (1,249)          3,327         (1,390)
 Other intangible assets .................          10,872         (5,583)          9,958         (5,578)
                                              ------------   ------------    ------------   ------------
 Total ...................................    $     70,383   $    (14,418)   $     72,310   $    (18,210)
                                              ============   ============    ============   ============

    Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and six months ended June 30, 2002 and 2003, comprehensive income for the Company is equal to net income.

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

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    -------------------------   -------------------------
                                                       2002          2003          2002          2003
                                                    -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported .........................   $     2,754   $    11,835   $     8,960   $    24,655
Deduct: total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects .....         2,263           867         4,500         1,736
                                                    -----------   -----------   -----------   -----------
Pro forma net income ............................   $       491   $    10,968   $     4,460   $    22,919
                                                    ===========   ===========   ===========   ===========

Net income per share:
 Basic - as reported ............................   $      0.12   $      0.43   $      0.40   $      0.90
 Basic - pro forma ..............................          0.02          0.40          0.20          0.84
 Diluted - as reported ..........................          0.12          0.42          0.39          0.89
 Diluted - pro forma ............................          0.02          0.39          0.19          0.82

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

Derivative Instruments and Hedging Activities

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 are not expected to have an impact on the Company's results of operations or financial position.

                              GOLDEN TELECOM, INC.

Financial Instruments

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 is not expected to have an impact on the Company's results of operations or financial position.

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


3. NET EARNINGS PER SHARE

    Basic earnings per share at June 30, 2002 and June 30, 2003 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2002 and June 30, 2003 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended June 30, 2002 and 2003 was 29,166 and 19,166 stock options, respectively. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the six months ended June 30, 2002 and 2003 was 257,248 and 226,392 stock options, respectively.

    The components of basic and diluted earnings per share were as follows:

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                -----------------------   -----------------------
                                                                  2002         2003         2002         2003
                                                                ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect of a change in
 accounting principle .......................................   $    2,754   $   11,835   $    7,986   $   24,655

Weighted average outstanding of:
 Common stock ...............................................       22,653       27,480       22,593       27,271

Dilutive effect of:
 Employee stock options .....................................          743          809          469          565
                                                                ----------   ----------   ----------   ----------

Common stock and common stock equivalents ...................       23,396       28,289       23,062       27,836
                                                                ==========   ==========   ==========   ==========

Earnings per share before cumulative effect of a change in
 accounting principle:
 Basic ......................................................   $     0.12   $     0.43   $     0.36   $     0.90
                                                                ==========   ==========   ==========   ==========
 Diluted ....................................................   $     0.12   $     0.42   $     0.35   $     0.89
                                                                ==========   ==========   ==========   ==========

                              GOLDEN TELECOM, INC.

4. INVESTMENT TRANSACTIONS

    In May 2003, GTI entered into a non-binding Memorandum of Understanding ("MOU") with Korporatsiya Sibchallenge to acquire 100% of the ownership interest in OOO Sibchallenge Telecom, an alternative wireline operator in Krasnoyarsk, Russia and 100% of the issued and outstanding shares of ZAO Tel, an internet service provider in Krasnoyarsk, Russia. The MOU states that the proposed price of the acquisition is approximately $15.0 million in cash. The closing of the transaction is subject to the completion of satisfactory due diligence, receipt and execution of definitive acquisition agreements, and receipt of normal regulatory approval.


5. CONTINGENCIES

Tax Matters

    The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2003. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

Financial Guarantees

    As of June 30, 2003, the Company has guaranteed $0.8 million of long-term debt for certain Russian registered ventures. Management estimates the fair value of these guarantees to be immaterial.

Other Matters

    During 2002, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. By the end of the first quarter of 2003, GTU had resolved these issues with Ukrtelecom, but it is possible that commercial disputes with Ukrtelecom and the Ukrainian authorities could resurface in the future.

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


6. SEGMENT INFORMATION

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the three and six months ended June 30, 2002 and 2003. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, the Company managed business segments based on telecommunications products the Company provided. In April 2003, the Company re-designed the business segments around customer characteristics and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

                              GOLDEN TELECOM, INC.

                                                                                                                   ADJUSTMENTS
                                                                                                                  TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                             ----------------------
                             BUSINESS   CARRIER                                       BUSINESS                EQUITY
                                AND       AND      CONSUMER     MOBILE   CORPORATE &  SEGMENT  CONSOLIDATED   METHOD      AFFILIATE
                             CORPORATE  OPERATOR   INTERNET    SERVICES  ELIMINATIONS   TOTAL    RESULTS     VENTURES    ADJUSTMENTS
                             ---------  ---------  ---------   --------- ------------ -------- ------------  ---------   -----------
                                                                       (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2002

Revenue from external
 customers ................  $  36,623  $  25,219  $   4,951   $   3,292    $    --   $  70,085  $  39,217   $ (36,554)  $    5,686
Intersegment revenue ......        140        121         --          --       (261)         --         --          --           --
Operating income (loss) ...      9,239      6,987     (1,791)        954     (1,353)     14,036      5,177      (8,859)          --
Identifiable assets .......    150,595    128,020     44,244       9,176     93,397     425,432    302,944    (122,488)          --
Capital expenditures ......      8,441      4,315        510          53         37      13,356      5,400      (7,956)          --

                                                                                                                   ADJUSTMENTS
                                                                                                                  TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                             -----------------------
                             BUSINESS   CARRIER                                       BUSINESS                EQUITY
                                AND       AND      CONSUMER     MOBILE   CORPORATE &  SEGMENT  CONSOLIDATED   METHOD      AFFILIATE
                             CORPORATE  OPERATOR   INTERNET    SERVICES  ELIMINATIONS   TOTAL    RESULTS     VENTURES    ADJUSTMENTS
                             ---------  ---------  ---------   --------- ------------ -------- ------------  ---------   -----------
                                                                       (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2003

Revenue from external
 customers ...............  $  43,340  $  26,707  $   7,155   $   3,606   $     --   $  80,808  $  80,762    $  (1,121)  $    1,075
Intersegment revenue .....        274        159         --          --       (433)         --         --           --           --
Operating income (loss)...     13,502      4,773       (565)      1,530     (1,949)     17,291     17,399          108           --
Identifiable assets ......    140,150    155,945     45,921       7,472    103,809     453,297    449,604       (3,693)          --
Capital expenditures .....      9,840      5,241        933         127         11      16,152     16,027         (125)          --

                                                                                                                    ADJUSTMENTS
                                                                                                                   TO RECONCILE
                                                                                                               BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                             -----------------------
                             BUSINESS   CARRIER                                       BUSINESS                EQUITY
                                AND       AND      CONSUMER     MOBILE   CORPORATE &  SEGMENT  CONSOLIDATED   METHOD      AFFILIATE
                             CORPORATE  OPERATOR   INTERNET    SERVICES  ELIMINATIONS   TOTAL    RESULTS     VENTURES    ADJUSTMENTS
                             ---------  ---------  ---------   --------- ------------ --------  ---------    ---------   -----------
                                                                       (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2002

Revenue from external
 customers ................  $  71,443  $  47,478  $  10,177   $   6,551    $    --   $ 135,649  $  75,567   $ (69,996)  $    9,914
Intersegment revenue ......        227        255         --          --       (482)         --         --          --           --
Operating income (loss)....     18,725     13,099     (2,150)      1,533     (3,342)     27,865     10,467     (17,398)          --
Identifiable assets .......    150,595    128,020     44,244       9,176     93,397     425,432    302,944    (122,488)          --
Capital expenditures ......     14,532      7,399      1,177         102         44      23,254     10,034     (13,220)          --

                                                                                                                    ADJUSTMENTS
                                                                                                                   TO RECONCILE
                                                                                                               BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                             -----------------------
                             BUSINESS   CARRIER                                       BUSINESS                EQUITY
                                AND       AND      CONSUMER     MOBILE   CORPORATE &  SEGMENT  CONSOLIDATED   METHOD      AFFILIATE
                             CORPORATE  OPERATOR   INTERNET    SERVICES  ELIMINATIONS   TOTAL    RESULTS     VENTURES    ADJUSTMENTS
                             ---------  ---------  ---------   --------- ------------ --------  ---------    ---------   -----------
                                                                       (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2003

Revenue from external
 customers ................  $  82,008  $  56,297  $  14,222   $   6,764   $     --   $ 159,291  $ 159,138   $ (2,285)   $    2,132
Intersegment revenue ......        569        466         --          --     (1,035)         --         --         --            --
Operating income (loss)....     24,069     12,275     (1,060)      2,575     (3,132)     34,727     34,633        (92)           --
Identifiable assets .......    140,150    155,945     45,921       7,472    103,809     453,297    449,604     (3,693)           --
Capital expenditures ......     17,380      8,968      1,428         209         30      28,015     27,816       (199)           --

                              GOLDEN TELECOM, INC.

                                   (UNAUDITED)

GEOGRAPHIC DATA

    Revenues are based on the location of the operating company providing the service.

    The following tables present financial information segmented by the Company's geographic regions for the three and six months ended June 30, 2002 and 2003.

                                                                CORPORATE,
                                                                   OTHER
                                                                 COUNTRIES
                                                                    AND       CONSOLIDATED
                                             RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                             ------    -------  ------------  ------------
      THREE MONTHS ENDED JUNE 30, 2002                    (IN THOUSANDS)
       Revenue..........................   $  31,075  $  8,692  $     (550)   $    39,217
       Long-lived assets................     174,629    24,077       1,117        199,823

                                                                CORPORATE,
                                                                   OTHER
                                                                 COUNTRIES
                                                                    AND       CONSOLIDATED
                                             RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                             ------    -------  ------------  ------------
      THREE MONTHS ENDED JUNE 30, 2003                    (IN THOUSANDS)
       Revenue..........................   $  71,210  $ 10,641  $   (1,089)   $    80,762
       Long-lived assets................     279,892    23,586       2,007        305,485

                                                                CORPORATE,
                                                                   OTHER
                                                                 COUNTRIES
                                                                    AND       CONSOLIDATED
                                             RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                             ------    -------  ------------  ------------
      SIX MONTHS ENDED JUNE 30, 2002                      (IN THOUSANDS)
       Revenue..........................   $  59,005  $ 16,922  $     (360)   $    75,567
       Long-lived assets................     174,629    24,077       1,117        199,823

                                                                CORPORATE,
                                                                   OTHER
                                                                 COUNTRIES
                                                                    AND       CONSOLIDATED
                                             RUSSIA    UKRAINE  ELIMINATIONS    RESULTS
                                             ------    -------  ------------  ------------
      SIX MONTHS ENDED JUNE 30, 2003                      (IN THOUSANDS)
       Revenue..........................   $ 140,289  $ 19,861  $   (1,012)   $   159,138
       Long-lived assets................     279,892    23,586       2,007        305,485

                              GOLDEN TELECOM, INC.

7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

    The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the three and six months ended June 30, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30, 2002            JUNE 30, 2002
                                               ------------------        ----------------
                                                              (IN THOUSANDS)
       Revenues........................          $  35,325                   $  67,680
       Gross Margin....................             15,581                      30,102
       Income from operations..........              8,564                      16,796
       Net income......................              5,963                      11,964

8. SHAREHOLDERS' EQUITY

    The Company's outstanding shares of common stock increased by 198,578 and 264,077 shares issued in connection with the exercise of stock options in the three and six months ended June 30, 2002, respectively. The Company's outstanding shares of common stock increased by 526,698 and 662,003 shares issued in connection with the exercise of stock options in the three and six months ended June 30, 2003, respectively.

9. DEBT

    In June 2003, the Company settled early $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

10. SUBSEQUENT EVENTS

    In August 2003, subsidiaries of GTI signed share purchase agreements with JSC Korporatsiya SibChallenge, Perstel Enterprises Limited and Deleny Investments Limited to acquire 100% of the ownership interest in OOO SibChallenge Telecom, an alternative wireline operator in Krasnoyarsk, Russia which owns 100% of the issued and outstanding shares of ZAO Tel, an internet service provider in Krasnoyarsk, Russia. The share purchase agreements state that the aggregate price of the acquisition is approximately $15.0 million. The closing of the transaction is expected to occur in the third quarter of 2003 and is subject to the receipt of normal regulatory approvals and satisfaction of conditions precedent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and six months ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

    We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in 149 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into the four business groups, as follows:

    o BUSINESS AND CORPORATE SERVICES. Using our fiber optic and satellite-based networks in major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services with corporate clients across all geographical markets and all industry segments, except other telecommunications operators;

    o CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services with foreign and Russian telecommunications and mobile operators;

    o CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based network, we provide dial-up Internet access and web content offered through a family of Internet portals throughout Russia; and

    o MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

    We offer all of our integrated telecommunication services under the Golden Telecom brand and our consumer Internet services under the ROL brand in Russia.

    Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 19 mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

    In August 2003, MCT concluded a binding agreement with OTJSC Mobile TeleSystems on the sale of five of its cellular operators. OTJSC Mobile TeleSystems will pay MCT $70.0 million and assume certain guarantees as part of the transaction.

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

    In order to handle additional traffic volumes, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to mitigate declines in traffic margins, reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. We expect to and have continued to add additional transmission capacity, which due to its fixed cost nature can initially depress margins, but will ultimately allow us to improve or maintain our margins.

    In Kiev, Ukraine we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity and other infrastructure requirements are unable or unwilling to perform their contracts with us.

    During 2002, Golden Telecom (Ukraine) ("GTU") was involved in a number of commercial disputes with Ukrtelecom and Ukrainian regulatory authorities. The most significant disputes include routing of traffic and GTU's lease rights of Ukrtelecom's technical premises. By the end of the first quarter of 2003, GTU had resolved these issues with Ukrtelecom, but it is possible that commercial disputes with Ukrtelecom and the Ukrainian authorities could resurface in the future.

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

    We have seen a significant year over year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001 we completed the purchase of a leading Russian internet service provider, Cityline, together with Uralrelcom, another internet service provider and an infrastructure company, PTK, and together, these entities allowed us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are allocated to support Business and Corporate Services and Carrier and Operator Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our Consumer Internet Services division.

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

    Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $1.6 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but we will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

    The effect of applying SFAS No. 123 on the net income as reported is not representative of the effects on reported net income in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                        -------------------      ------------------
                                                                         2002       2003          2002       2003
                                                                        -------    --------      ------    --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
             Net income, as reported..............................      $ 2,754    $ 11,835      $8,960    $ 24,655
             Deduct: total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects..........        2,263         867       4,500       1,736
                                                                        -------    --------      ------    --------
             Pro forma net income.................................      $   491    $ 10,968      $4,460    $ 22,919
                                                                        =======    ========      ======    ========

             Net income per share:
              Basic - as reported.................................      $  0.12    $   0.43      $ 0.40    $   0.90
              Basic - pro forma...................................         0.02        0.40        0.20        0.84
              Diluted - as reported...............................         0.12        0.42        0.39        0.89
              Diluted - pro forma.................................         0.02        0.39        0.19        0.82

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

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contacts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 are not expected to have an impact on our results of operations or financial position.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 is not expected to have an impact on our results of operations or financial position.

RESULTS OF OPERATIONS

    GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 6 "Segment Information - Line of Business Data" to our condensed, consolidated financial statements.


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


    We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations in 2003. As of April 15, 2003, all assets, liabilities, rights and obligations of TeleRoss were transferred to Sovintel as part of the legal merger of these two wholly-owned subsidiaries. This resulted in the reorganization of our operations along the lines of customer characteristics as opposed to the types of telecommunications products we provide. Therefore, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have aligned our operating segments in the manner that the chief operating decision maker manages the operations for purposes of making operating decisions and allocating resources.


    The discussion of our results of operations is organized as follows:

o Consolidated Results of Operations. Consolidated Results of Operations for the Three Months Ended June 30, 2003 compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2002.

o Consolidated Results of Operations. Consolidated Results of Operations for the Six Months Ended June 30, 2003 compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2002.

o Consolidated Financial Positions. Significant changes in Consolidated Financial Position at June 30, 2003 compared to the Consolidated Financial Position at December 31, 2002.


CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002


REVENUE

    Our revenue increased by 106% to $80.7 million for the three months ended June 30, 2003 from $39.2 million for the three months ended June 30, 2002. The breakdown of revenue by business group was as follows:

                                              CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                              FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                               ENDED JUNE 30, 2002      ENDED JUNE 30, 2003
                                              --------------------      --------------------
                                                               (IN MILLIONS)
     REVENUE
      Business and Corporate Services......         $ 16.5                    $ 43.6
      Carrier and Operator Services........           14.8                      26.8
      Consumer Internet Services...........            5.0                       7.2
      Mobile Services......................            3.3                       3.6
      Eliminations.........................           (0.4)                     (0.5)
                                                    ------                    ------
     TOTAL REVENUE.........................         $ 39.2                    $ 80.7

    Business and Corporate Services. Revenue from Business and Corporate Services increased by 164% to $43.6 million for the three months ended June 30, 2003 from $16.5 million for the three months ended June 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 7% to $4.5 million for the three months ended June 30, 2003 from $4.2 million for the three months ended June 30, 2002. The increase in revenue was due to an increase in monthly recurring charges and increase in the total of minutes of use by business and corporate clients offset by lower equipment sales.

    Carrier and Operator services. Revenue from Carrier and Operator Services increased by 81% to $26.8 million for the three months ended June 30, 2003 from $14.8 million for the three months ended June 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 108% to $2.5 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. The increase in revenue was due to an increase in monthly recurring charges and the termination of increasing volumes of incoming international traffic due to an increase in the number of cities in Ukraine licensed to perform these activities.

    Consumer Internet Services. Revenue from Consumer Internet Services increased by 44% to $7.2 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. The increase is largely the result of increases in the number of dial-up Interest subscribers from 182,555 at June 30, 2002 to 280,243 at June 30, 2003. The average revenue per dial-up Internet subscriber increased from approximately $8.13 per month to approximately $8.17 per month over the same period.

    Mobile Services. Revenue from Mobile Services increased by 9% to $3.6 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. Active subscribers increased from 36,246 at June 30, 2002 to 36,314 at June 30, 2003 and the average revenue per active subscriber has increased by 7% to approximately $31.46 per month due to an increasing number of subscribers on a tariff plan which allows for unlimited local calls for a fixed payment of $99 per month.


EXPENSES

    The following table shows our principal expenses for the three months ended June 30, 2003 and June 30, 2002:

                                                 CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                                  FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                  ENDED JUNE 30, 2002      ENDED JUNE 30, 2003
                                                 ---------------------    ---------------------
                                                                  (IN MILLIONS)
           COST OF REVENUE
            Business and Corporate Services ..        $          9.8        $          18.9
            Carrier and Operator Services ....                   3.8                   15.6
            Consumer Internet Services .......                   3.7                    4.8
            Mobile Services ..................                   0.7                    0.6
            Eliminations .....................                  (0.4)                  (0.5)
                                                      --------------        ---------------
           TOTAL COST OF REVENUE .............                  17.6                   39.4
           Selling, general and
             administrative ..................                  10.2                   13.3
           Depreciation and amortization .....                   6.3                   10.5
           Equity in losses of ventures ......                   1.2                    0.1
           Interest income ...................                  (0.3)                  (0.3)
           Interest expense ..................                   0.3                    0.9
           Foreign currency loss .............                   0.2                     --
           Provision for income taxes ........        $          0.8        $           4.8

Cost of Revenue

    Our cost of revenue increased by 124% to $39.4 million for the three months ended June 30, 2003 from $17.6 million for the three months ended June 30, 2002.

    Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 93% to $18.9 million, or 43% of revenue, for the three months ended June 30, 2003 from $9.8 million, or 59% of revenue, for the three months ended June 30, 2002. The decrease in cost of revenue as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Cost of revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 5% to $2.1 million, or 47% of revenue, for the three months ended June 30, 2003 from $2.0 million, or 48% of revenue, for the three months ended June 30, 2002.

    Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 311% to $15.6 million, or 58% of revenue, for the three months ended June 30, 2003 from $3.8 million, or 26% of revenue, for the three months ended June 30, 2002. The increase in cost of revenue as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002, increased competition in this market, and the substitution of high margin sales of dedicated channels to lower margin services, such as voice of Internet protocol.

    Cost of revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 125% to $1.8 million, or 72% of revenue, for the three months ended June 30, 2003 from $0.8 million, or 67% of revenue, for the three months ended June 30, 2002. Cost of revenue increased as a percentage of revenue due to the increased volumes of certain lower margin international incoming traffic revenue.

    Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 30% to $4.8 million, or 67% of revenue, for the three months ended June 30, 2003 from $3.7 million, or 74% of revenue, for the three months ended June 30, 2002. The decrease in cost of revenue as a percentage of revenue was mainly due to additional low cost local interconnect capacity becoming available in the third quarter of 2002.

    Mobile Services. Cost of revenue from Mobile Services decreased by 14% to $0.6 million, or 17% of revenue, for the three months ended June 30, 2003 from $0.7 million, or 21% of revenue, for the three months ended June 30, 2002. The decrease in cost of revenue as a percentage of revenue was mainly due to the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 30% to $13.3 million, or 16% of revenue, for the three months ended June 30, 2003 from $10.2 million, or 26% of revenue, for the three months ended June 30, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 into our results of operations.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 67% to $10.5 million for the three months ended June 30, 2003 from $6.3 million for the three months ended June 30, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations.

Equity in Losses of Ventures

    The losses after interest and tax charges from our investments in non-consolidated ventures were $0.1 million for the three months ended June 30, 2003 an improvement from losses of $1.2 million for the three months ended June 30, 2002. Our recognized looses from MCT more than offset recognized earnings at Sovintel of $3.0 million for the three months ended June 30, 2002. The primary decrease in equity in losses was due to writing down our investment in MCT to zero in the second quarter of 2002 thereby recognizing no more losses from this equity investee and the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

Interest Income

    Our interest income was $0.3 million for the three months ended June 30, 2003 level which was with $0.3 million for the three months ended June 30, 2002.

Interest Expense

    Our interest expense was $0.9 million for the three months ended June 30, 2003 up from $0.3 million for the three months ended June 30, 2002. The increase in the overall interest expense mainly reflects the effect of higher average balances of debt, including capital leases. Debt, excluding capital lease obligations, at June 30, 2003 was $2.2 million compared to $4.4 million at June 30, 2002. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. We drew upon this credit facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized during the second quarter of 2003 which was previously being recognized over the life of the facility.

Foreign Currency Gain / Loss

    Our foreign currency gain was negligible for the three months ended June 30, 2003, compared to a foreign currency loss of $0.2 million for the three months ended June 30, 2002. The improvement in foreign currency loss to a negligible foreign currency gain is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

    Our charge for income taxes was $4.8 million for the three months ended June 30, 2003 compared to $0.8 million for the three months ended June 30, 2002. Our effective tax rate was 29% for the three months ended June 30, 2003 compared to 23% for the three months ended June 30, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. By the fourth quarter of 2002, we had recognized the full amount of carry-forward tax losses at our wholly-owned Russian subsidiary, Teleross, which previously had been recognized on a quarterly basis.

Net Income and Net Income per Share

    Our net income for the three months ended June 30, 2003 was $11.8 million, compared to a net income of $2.8 million for the three months ended June 30, 2002.

    Our net income per share of common stock increased to $0.43 for the three months ended June 30, 2003, compared to a net income per share of $0.12 for the three months ended June 30, 2002. The increase in net income per share of common stock was due to the increase in net income and offset by an increase in the number of weighted average shares to 27,479,784 in the three months ended June 30, 2003, compared to 22,652,912 in the three months ended June 30, 2002.

    Our net income per share of common stock on a fully diluted basis increased to $0.42 for the three months ended June 30, 2003, compared to a net income per common share of $0.12 for the three months ended June 30, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income and offset by an increase in the number of weighted average shares assuming dilution to 28,289,228 for the three months ended June 30, 2003, compared to 23,395,879 for the three months ended June 30, 2002.

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002


REVENUE

    Our revenue increased by 110% to $159.1 million for the six months ended June 30, 2003 from $75.6 million for the six months ended June 30, 2002. The breakdown of revenue by business group was as follows:

                                             CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                              FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2002      ENDED JUNE 30, 2003
                                             --------------------      --------------------
                                                              (IN MILLIONS)
           REVENUE
            Business and Corporate Services ..  $      32.1                $      82.6
            Carrier and Operator Services ....         27.3                       56.6
            Consumer Internet Services .......         10.5                       14.3
            Mobile services ..................          6.6                        6.8
            Eliminations .....................         (0.9)                      (1.2)
                                                -----------                -----------
           TOTAL REVENUE .....................  $      75.6                $     159.1

    Business and Corporate Services. Revenue from Business and Corporate Services increased by 157% to $82.6 million for the six months ended June 30, 2003 from $32.1 million for the six months ended June 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 10% to $8.8 million for the six months ended June 30, 2003 from $8.0 million for the six months ended June 30, 2002. The increase in revenue was due to an increase in monthly recurring charges and increase in the total of minutes of use by business and corporate clients offset by lower equipment sales.

    Carrier and Operator services. Revenue from Carrier and Operator Services increased by 107% to $56.6 million for the six months ended June 30, 2003 from $27.3 million for the six months ended June 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 87% to $4.3 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002. The increase in revenue was due to an increase in monthly recurring charges and the termination of increased volumes of incoming international traffic due to an increase in the number of cities in Ukraine licensed to perform these activities.

    Consumer Internet Services. Revenue from Consumer Internet Services increased by 36% to $14.3 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The increase is largely the result of increases in the number of dial-up Internet subscribers from 182,555 at June 30, 2002 to 280,243 at June 30, 2003. The average revenue per dial-up Internet subscriber decreased from approximately $8.98 per month to approximately $8.28 per month over the same period.

    Mobile Services. Revenue from Mobile Services increased by 3% to $6.8 million for the six months ended June 30, 2003 from $6.6 million for the six months ended June 30, 2002. Active subscribers increased from 36,246 at June 30, 2002 to 36,314 at June 30, 2003 and the average revenue per active subscriber has increased by 14% to approximately $33.57 per month due to an increasing number of subscribers on a tariff plan which allows for unlimited local calls for a fixed payment of $99 per month.



EXPENSES

    The following table shows our principal expenses for the six months ended June 30, 2003 and June 30, 2002:

                                             CONSOLIDATED EXPENSES    CONSOLIDATED EXPENSES
                                              FOR THE SIX MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30, 2002      ENDED JUNE 30, 2003
                                             ---------------------    ---------------------
                                                              (IN MILLIONS)
COST OF REVENUE
 Business and Corporate Services .....           $      18.5              $      35.6
 Carrier and Operator Services .......                   6.8                     31.7
 Consumer Internet Services ..........                   7.1                      9.5
 Mobile services .....................                   1.5                      1.1
 Eliminations ........................                  (0.9)                    (1.2)
                                                 -----------              -----------
TOTAL COST OF REVENUE ................                  33.0                     76.7
Selling, general and administrative ..                  19.9                     26.8
Depreciation and amortization ........                  12.3                     20.9
Equity in losses (earnings)
 of ventures .........................                  (0.5)                      --
Interest income ......................                  (0.8)                    (0.6)
Interest expense .....................                   0.9                      1.6
Foreign currency loss (gain)  ........                   0.5                     (0.2)
Provision for income taxes ...........                   2.1                      9.0

Cost of Revenue

    Our cost of revenue increased by 132% to $76.7 million for the six months ended June 30, 2003 from $33.0 million for the six months ended June 30, 2002.

    Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 92% to $35.6 million, or 43% of revenue, for the six months ended June 30, 2003 from $18.5 million, or 58% of revenue, for the six months ended June 30, 2002. The decrease as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

    Cost of revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 8% to $4.1 million, or 47% of revenue, for the six months ended June 30, 2003 and was $3.8 million, or 48% of revenue, for the six months ended June 30, 2002.

    Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 366% to $31.7 million, or 56% of revenue, for the six months ended June 30, 2003 from $6.8 million, or 25% of revenue, for the six months ended June 30, 2002. The increase as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002, increased competition in this market, and the substitution of high margin sales of dedicated channels to lower margin services, such as voice of Internet Protocol.

    Cost of revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 93% to $2.9 million, or 67% of revenue, for the six months ended June 30, 2003 and was $1.5 million, or 65% of revenue, for the six months ended June 30, 2002. Cost of revenue increased as a percentage of revenue due to the increased of lower margin international incoming traffic.

    Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 34% to $9.5 million, or 66% of revenue, for the six months ended June 30, 2003 from $7.1 million, or 68% of revenue, for the six months ended June 30, 2002. The decrease as a percentage of revenue was mainly due to additional low cost interconnect capacity becoming available in the third quarter of 2002.

    Mobile Services. Cost of revenue from Mobile Services decreased by 27% to $1.1 million, or 16% of revenue, for the six months ended June 30, 2003 from $1.5 million, or 23% of revenue, for the six months ended June 30, 2002. The cost of revenue as a percentage of revenue decreased due to the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

    Our selling, general and administrative expenses increased by 35% to $26.8 million, or 17% of revenue, for the six months ended June 30, 2003 from $19.9 million, or 26% of revenue, for the six months ended June 30, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 into our results of operations.

Depreciation and Amortization

    Our depreciation and amortization expenses increased by 70% to $20.9 million for the six months ended June 30, 2003 from $12.3 million for the six months ended June 30, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations.

Equity in Earnings of Ventures

    The earnings after interest and tax charges from our investments in non-consolidated ventures was negligible for the six months ended June 30, 2003 down from earnings of $0.5 million for the six months ended June 30, 2002. We recognized earnings at Sovintel of $6.0 million for the six months ended June 30, 2002, which more than offset our recognized losses in MCT. The decrease in equity in earnings was due to the acquisition of the remaining 50% of Sovintel and its subsequent consolidation as of September 17, 2002 into our results of operations partly offset by writing down our investment in MCT to zero in the second quarter of 2002 thereby recognizing no more losses from this equity investee.

Interest Income

    Our interest income was $0.6 million for the six months ended June 30, 2003 down from $0.8 million for the six months ended June 30, 2002. The decrease in interest income mainly reflects lower interest rates earned on deposits in short-term US money market funds.

Interest Expense

    Our interest expense was $1.6 million for the six months ended June 30, 2003 up from $0.9 million for the six months ended June 30, 2002. The increase in overall interest expense mainly reflects the effect of higher average balances of debt, including capital leases. Debt, excluding capital lease obligations, at June 30, 2003 was $2.2 million compared to $4.4 million at June 30, 2002. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized during the second quarter of 2003 which was previously being recognized over the life of the facility.

Foreign Currency Gain / Loss

    Our foreign currency gain was $0.2 million for the six months ended June 30, 2003, compared to a foreign currency loss of $0.5 million for the six months ended June 30, 2002. The improvement in foreign currency loss to foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

    Our charge for income taxes was $9.0 million for the six months ended June 30, 2003 compared to $2.1 million for the six months ended June 30, 2002. Our effective tax rate was 27% for the six months ended June 30, 2003 compared to 23% for the six months ended June 30, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. By the fourth quarter of 2002, we had recognized the full amount of carry-forward tax losses at our wholly-owned Russian subsidiary, Teleross, which previously had been recognized on a quarterly basis.

Cumulative Effect of a Change in Accounting Principle

    We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the six months ended June 30, 2003.

Net Income and Net Income per Share

    Our net income for the six months ended June 30, 2003 was $24.7 million, compared to a net income of $9.0 million for the six months ended June 30, 2002.

    Our net income per share of common stock increased to $0.90 for the six months ended June 30, 2003, compared to a net income per share of $0.40 for the six months ended June 30, 2002. The increase in net income per share of common stock was due to the increase in net income and offset by an increase in the number of weighted average shares to 27,271,078 in the six months ended June 30, 2003, compared to 22,593,244 in the six months ended June 30, 2002.

    Our net income per share of common stock on a fully diluted basis increased to $0.89 for the six months ended June 30, 2003, compared to a net income per common share of $0.39 for the six months ended June 30, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income and offset by an increase in the number of weighted average shares assuming dilution to 27,835,614 the six months ended June 30, 2003, compared to 23,061,724 for the six months ended June 30, 2002.


CONSOLIDATED FINANCIAL POSITION -- SIGNIFICANT CHANGES IN CONSOLIDATED
         FINANCIAL POSITION AT JUNE 30, 2003 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002

Accounts Receivable

    Accounts receivable increased from December 31, 2002 to June 30, 2003 as a result of increased revenue during the period ended June 30, 2003 and delays in timing of certain cash collections as we commenced integrating customer databases and billing information from TeleRoss into Sovintel.

Debt Obligations

    Our debt position decreased at June 30, 2003 as compared to December 31, 2002 as a result of retiring our debt that consisted mainly of ROL Holdings Citibank Credit Facility of $30.0 million.

Stockholders' Equity

    Shareholders' equity increased from December 31, 2002 to June 30, 2003 as a result of our net income of $24.7 million and proceeds of approximately $8.0 million received from the exercise of stock options.


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


LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents were $55.3 million and $59.6 million as of June 30, 2003 and December 31, 2002, respectively. Our total restricted cash was $1.1 million and $1.5 million as of June 30, 2003, and December 31, 2002, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

    During the six months ended June 30, 2003 we had net cash inflows of $45.7 million from our operating activities. During the six months ended June 30, 2002, we had net cash inflows of $19.4 million from our operating activities. This increase in net cash inflows from operating activities at June 30, 2003 is mainly due to the increase in net income, increased revenues, and the consolidation of Sovintel into our results of operations and financial position from September 17, 2002. We used cash of $26.2 million for investing activities for the six months ended June 30, 2003 which were principally attributable to building our telecommunications networks. We had cash inflows of $1.8 million from investing activities for the six months ended June 30, 2002 which were principally attributable to proceeds received from investments available for sale, partially offset by cash outflows attributable to building our telecommunications networks. Network investing activities totaled $27.8 million for the six months ended June 30, 2003 and included capital expenditures principally attributable to building out our telecommunications network and the purchase of additional numbering capacity. Network investing activities totaled $10.0 million for the six months ended June 30, 2002 and included capital expenditures principally attributable to building our telecommunications network. For the six months ended June 30, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001.

    We had working capital of $60.9 million as of June 30, 2003 and $56.5 million as of December 31, 2002. At June 30, 2003, we had total debt, excluding capital lease obligations, of approximately $2.2 million, of which $1.4 million were current maturities. At December 31, 2002, we had total debt, excluding capital lease obligations, of approximately $33.1 million, of which $9.0 million were current maturities. Total debt includes amounts that were fully collateralized by restricted cash. At June 30, 2003 and December 31, 2002 none of our debt was at fixed interest rates. In June 2003, we settled early $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

    Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of June 30, 2003 for all these facilities totaled $1.1 million, of which $0.3 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

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

    As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased additional fiber optic and satellite-based network capacity. The terms of these leases are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments.

    As of June 30, 2003, we had the following contractual obligations, including short- and long-term debt arrangements, commitments for future payments under non-cancelable lease arrangements and purchase obligations:


                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)

                                                LESS         1 - 3         4 - 5
                                   TOTAL     THAN 1 YEAR     YEARS         YEARS
                                -----------  -----------  -----------  -----------
Short- and long-term debt ....  $     2,159  $     1,399  $       525  $       235
Capital lease obligations ....        6,529        1,859        4,277          393
Non-cancelable lease
 obligations .................        3,273        1,348        1,925           --
Purchase obligations .........       10,967        5,292        5,675           --
                                -----------  -----------  -----------  -----------
Total contractual cash
 obligations .................  $    22,928  $     9,898  $    12,402  $       628
                                ===========  ===========  ===========  ===========

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures, including our plans to fund such acquisitions and capital expenditures (ii) projected traffic volumes, tariff levels, subscriber numbers and other growth indicators; (iii) anticipated revenues and expenses, including taxes; (iv) the Company's competitive environment; (v) the Company's potential liability for litigation; (vi) the Company's future tax liability; (vii) future performance of consolidated and equity method investments; (viii) the anticipated effect of recent accounting pronouncements; (ix) recognition of doubtful accounts and (x) the political, regulatory and financial situation in the markets in which we operate, are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

    As of June 30, 2003, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with the SEC disclosure requirements.

Changes in Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 20, 2003, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of March 28, 2003. Each of the Company's nine nominees for election to its Board of Directors was elected to a term ending at the Company's annual meeting of shareholders to be held in 2004. One additional proposal was submitted to shareholders for approval and was approved.

(1) The votes cast for each of the Company's nine nominees for election to the GTI's Board of Directors were as follows:

                     NOMINEE                         FOR                        WITHHELD
       --------------------------             -----------------               -------------
       Stan M. Abbeloos                           25,106,646                      409
       Vladimir Androsik                          25,106,046                      1,009
       Peter Aven                                 25,106,646                      409
       Michael Calvey                             25,106,646                      409
       Ashley Dunster                             25,106,646                      409
       David Herman                               25,106,646                      409
       Andrey Kosogov                             25,106,646                      409
       Michael North                              25,106,046                      1,009
       Alexander Vinogradov                       25,106,046                      1,009

(2) Ratification of selection of Ernst & Young (CIS) Limited as the Company's independent auditors for 2003 - FOR 25,102,058 shares; AGAINST 4,997 shares; ABSTAIN 0 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

 DESIGNATION                                   DESCRIPTION
 -----------                                   -----------
    31.1       Certification of the Principal Executive Officer Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

    31.2       Certification of the Principal Financial Officer Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

    32.1       Certification of the Chief Executive Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

    32.2       Certification of the Chief Financial Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

  DATE OF REPORT                            SUBJECT OF REPORT
  --------------                            -----------------
  April 28, 2003    Golden Telecom, Inc. announces its first quarter 2003 results.

  May 16, 2003      Golden Telecom, Inc. announces signing of a Memorandum of Understanding to acquire
                    100% ownership interest in OOO Sibchallenge Telecom and 100% of the issued and outstanding shares of ZAO Tel.

  June 25, 2003     Golden Telecom, Inc. announces holding preliminary discussions with Telenor over the possible acquisition of 100% of OOO Comincom in exchange for newly issued shares of
                    GTI and the proposed underwritten offering of GTI Common Stock by certain of GTI's stockholder's.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GOLDEN TELECOM, INC.
                                    (Registrant)

                                    By:    /s/ DAVID STEWART
                                           -------------------------------------
                                    Name:  David Stewart
                                    Title: Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)




                                    By:    /s/ MICHAEL D WILSON
                                           -------------------------------------
                                    Name:  Michael D. Wilson
                                    Title: Corporate Controller
                                           (Principal Accounting Officer)


Date: August 13, 2003

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                      DESCRIPTION
 --------                     -----------
    31.1       Certification of the Principal Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    31.2       Certification of the Principal Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    32.1       Certification of the Chief Executive Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

    32.2       Certification of the Chief Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002