Form 10-Q
period 2003-09-30
GOLDEN TELECOM INC
filed 2003-11-12
CIK 1089874

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         At November 3, 2003 there were 28,790,972 outstanding shares of common stock of the registrant.

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

         Condensed Consolidated Balance Sheets as of December 31, 2002 and
         September 30, 2003.......................................................

         Condensed Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 2002 and 2003.................................

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2003........................................

         Notes to Condensed Consolidated Financial Statements.....................

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations *..........................................................

Item 4   Controls and Procedures..................................................

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.........................................

Signatures........................................................................

   * Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                2002            2003
                                                             -----------    -------------
                                                              (AUDITED)      (UNAUDITED)
                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..............................    $ 59,625        $ 54,908
  Accounts receivable, net ...............................      42,226          53,327
  VAT receivable .........................................       3,998          11,539
  Prepaid expenses .......................................       7,811           8,314
  Other current assets ...................................      13,794          17,030
                                                              --------        --------

TOTAL CURRENT ASSETS .....................................     127,454         145,118

Property and equipment, net of accumulated depreciation of
$99,541 and $122,251 at December 31, 2002 and September
30, 2003, respectively ...................................     166,121         188,781

Goodwill and intangible assets:

  Goodwill ...............................................      71,703          71,703
  Intangible assets, net of accumulated amortization
     of $14,418 and $20,687 at December 31, 2002 and
     September 30, 2003, respectively ....................      55,965          62,218
                                                              --------        --------
       Net goodwill and intangible assets ................     127,668         133,921

Restricted cash ..........................................       1,515           1,138
Other non-current assets .................................      13,052          10,019
                                                              --------        --------

TOTAL ASSETS .............................................    $435,810        $478,977
                                                              ========        ========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                                    2002             2003
                                                                                 ----------       ----------
                                                                                  (AUDITED)       (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses ....................................      $   43,870       $   49,635
 VAT payable ..............................................................           4,398            8,801
 Debt maturing within one year ............................................           8,988            1,250
 Current capital lease obligation .........................................           1,775            2,281
 Due to affiliates and related parties ....................................           1,999            2,256
 Other current liabilities ................................................           9,950           12,748
                                                                                 ----------       ----------

TOTAL CURRENT LIABILITIES .................................................          70,980           76,971

Long-term debt, less current portion ......................................          24,111              624
Long-term capital lease obligation, less current portion ..................           5,621            4,178
Long-term deferred tax liability ..........................................          12,406           12,357
Other non-current liabilities .............................................          13,047           15,874
                                                                                 ----------       ----------

TOTAL LIABILITIES .........................................................         126,165          110,004

Minority interest .........................................................           2,187            2,468

SHAREHOLDERS' EQUITY

 Preferred stock, $0.01 par value (10,000,000 shares authorized;
   none issued and outstanding at December 31, 2002 and
   September 30, 2003) ....................................................              --               --
 Common stock, $0.01 par value (100,000,000 shares authorized;
   27,021,415 shares issued and outstanding at December 31, 2002
   and 28,782,421 shares issued and outstanding at September 30, 2003) ....             270              288
 Additional paid-in capital ...............................................         446,215          468,083
 Accumulated deficit ......................................................        (139,027)        (101,866)
                                                                                 ----------       ----------

TOTAL SHAREHOLDERS' EQUITY ................................................         307,458          366,505
                                                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................      $  435,810       $  478,977
                                                                                 ==========       ==========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER  30,              SEPTEMBER  30,
                                                        -----------------------     ------------------------
                                                            2002        2003         2002         2003
                                                        ----------    ----------    ----------    ----------
REVENUE:
  Telecommunication services ........................   $   43,132    $   89,714    $  113,596    $  248,153
  Revenue from affiliates and related parties .......        3,244           381         8,347         1,080
                                                        ----------    ----------    ----------    ----------

TOTAL REVENUE .......................................       46,376        90,095       121,943       249,233

OPERATING COSTS AND EXPENSES:
  Access and network services (excluding depreciation
     and amortization) ..............................       21,617        44,883        54,543       121,618
  Selling, general and administrative (excluding
     depreciation and amortization) .................       10,792        15,764        30,716        42,587
  Depreciation and amortization .....................        7,318        11,135        19,568        32,082
                                                        ----------    ----------    ----------    ----------

TOTAL OPERATING COSTS AND EXPENSES ..................       39,727        71,782       104,827       196,287
                                                        ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS ..............................        6,649        18,313        17,116        52,946

OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of ventures ...........        3,294           (25)        3,781           (54)
  Interest income ...................................          365           254         1,207           859
  Interest expense ..................................         (498)         (182)       (1,425)       (1,760)
  Foreign currency gain (losses) ....................         (119)         (177)         (626)           36
  Minority interest .................................         (182)         (127)         (409)         (342)
                                                        ----------    ----------    ----------    ----------

TOTAL OTHER INCOME (EXPENSE) ........................        2,860          (257)        2,528        (1,261)
                                                        ----------    ----------    ----------    ----------
Income  before income taxes .........................        9,509        18,056        19,644        51,685
Income taxes ........................................        1,630         5,550         3,779        14,524
                                                        ----------    ----------    ----------    ----------

Income before cumulative effect of
     a change in accounting principle ...............        7,879        12,506        15,865        37,161
Cumulative effect of a change in accounting
     principle, net of tax effect of $0 .............           --            --           974            --
                                                        ----------    ----------    ----------    ----------

NET INCOME ..........................................   $    7,879    $   12,506    $   16,839    $   37,161
                                                        ==========    ==========    ==========    ==========

Basic earnings per share of common stock:
     Income before cumulative effect of
          a change in accounting principle ..........   $     0.32    $     0.44    $     0.69    $     1.35
     Cumulative effect of a change in
          accounting principle ......................           --            --          0.04            --
                                                        ----------    ----------    ----------    ----------

      Net income per share - basic ..................   $     0.32    $     0.44    $     0.73    $     1.35
                                                        ==========    ==========    ==========    ==========
Weighted average common shares - basic ..............       24,251        28,157        23,152        27,570
                                                        ==========    ==========    ==========    ==========

Diluted earnings  per share of common stock:
     Income before cumulative effect of
          a change in accounting principle ..........   $     0.32    $     0.43    $     0.67    $     1.32
     Cumulative effect of a change in
          accounting principle ......................           --            --          0.04            --
                                                        ----------    ----------    ----------    ----------

      Net income per share - diluted ................   $     0.32    $     0.43    $     0.71    $     1.32
                                                        ==========    ==========    ==========    ==========
Weighted average common shares - diluted ............       24,666        29,072        23,603        28,251
                                                        ==========    ==========    ==========    ==========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          2002           2003
                                                                        --------       --------
OPERATING ACTIVITIES
  Net income ....................................................       $ 16,839       $ 37,161
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation ..................................................         15,655         24,798
  Amortization ..................................................          3,913          7,284
  Equity in (earnings) losses of ventures, net of dividends .....         (3,781)            54
received
  Foreign currency (gain) losses ................................            626            (36)
  Cumulative effect of a change in accounting principle .........           (974)            --
  Other .........................................................          1,101           (528)
  Changes in assets and liabilities:
     Accounts receivable ........................................         (2,996)       (10,195)
     Accounts payable and accrued expenses ......................           (944)         2,164
     VAT, net ...................................................           (877)        (3,036)
     Other changes in assets and liabilities ....................            279          5,455
                                                                        --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......................         28,841         63,121

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets .....        (16,575)       (42,838)
  Acquisitions, net of cash acquired ............................         (5,357)       (15,345)
  Cash received from escrow account .............................          3,000             --
  Restricted cash ...............................................          1,884            377
  Proceeds from investments available for sale ..................         10,976             --
  Purchases of investments available for sale ...................         (2,000)            --
  Loan received from equity investee ............................          9,973             --
  Other investing ...............................................          4,044          2,105
                                                                        --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............          5,945        (55,701)

FINANCING ACTIVITIES:
  Repayments of debt ............................................         (9,020)       (31,123)
  Net proceeds from exercise of employee stock options ..........          3,786         20,327
  Other financing ...............................................         (1,199)        (1,357)
                                                                        --------       --------

NET CASH USED IN FINANCING ACTIVITIES ...........................         (6,433)       (12,153)

Effect of exchange rate changes on cash and cash equivalents ....           (230)            16
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents ............         28,123         (4,717)
Cash and cash equivalents at beginning of period ................         37,404         59,625
                                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................       $ 65,527       $ 54,908
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

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2002 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2003 may not be indicative of the operating results for the full year.

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

         The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                    AS OF DECEMBER 31, 2002     AS OF SEPTEMBER 30, 2003
                                                   -------------------------    -------------------------
                                                                       (IN THOUSANDS)
                                                                ACCUMULATED                  ACCUMULATED
                                                     COST       AMORTIZATION      COST       AMORTIZATION
                                                   --------     ------------    --------     ------------
Amortized intangible assets:
  Telecommunications service contracts ......      $ 48,022       $ (6,775)     $ 61,498       $(11,693)
  Contract-based customer relationships .....         8,322           (811)        8,322         (1,982)
  Licenses ..................................         3,167         (1,249)        3,659         (1,881)
  Other intangible assets ...................        10,872         (5,583)        9,426         (5,131)
                                                   --------       --------      --------       --------
    Total ...................................      $ 70,383       $(14,418)     $ 82,905       $(20,687)
                                                   ========       ========      ========       ========

         Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and nine months ended September 30, 2002 and 2003, comprehensive income for the Company is equal to net income.

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

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                          -------------             -------------
                                                        2002         2003         2002         2003
                                                     ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported ..........................   $    7,879   $   12,506   $   16,839   $   37,161
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .....        2,263          885        6,763        2,621
                                                     ----------   ----------   ----------   ----------
Pro forma net income .............................   $    5,616   $   11,621   $   10,076   $   34,540
                                                     ==========   ==========   ==========   ==========

Net income  per share:
  Basic - as reported ............................   $     0.32   $     0.44   $     0.73   $     1.35
  Basic - pro forma ..............................         0.23         0.41         0.44         1.25
  Diluted - as reported ..........................         0.32         0.43         0.71         1.32
  Diluted - pro forma ............................         0.23         0.40         0.43         1.22

Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between final cost and the recorded liability is recognized as a gain or loss on disposition. The Company reviewed the requirements under SFAS No. 143 and has determined that no material legal obligations to remove long-lived assets exist. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. There were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, the FASB deferred the effective date of FIN No. 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003. The adoption of the remaining provisions of FIN No. 46 did not have an impact on the Company's results of operations or financial positions.

Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company's results of operations or financial position.

                              GOLDEN TELECOM, INC.

Financial Instruments

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company's results of operations or financial position.

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

3. NET EARNINGS PER SHARE

         Basic earnings per share at September 30, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended September 30, 2002 and 2003 was 452,456 and 10,000 stock options, respectively. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the nine months ended September 30, 2002 and 2003 was 322,317 and 154,261 stock options, respectively.

         The components of basic and diluted earnings per share were as follows:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                -------------         -------------
                                                               2002       2003       2002       2003
                                                             --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect of a change in
     accounting principle ................................   $  7,879   $ 12,506   $ 15,865   $ 37,161

Weighted average outstanding of:
  Common stock ...........................................     24,251     28,157     23,152     27,570

Dilutive effect of:
  Employee stock options .................................        415        915        451        681
                                                             --------   --------   --------   --------

Common stock and common stock equivalents ................     24,666     29,072     23,603     28,251
                                                             ========   ========   ========   ========

Earnings per share before cumulative effect of a change in
  accounting principle:
  Basic ..................................................   $   0.32   $   0.44   $   0.69   $   1.35
                                                             ========   ========   ========   ========
  Diluted ................................................   $   0.32   $   0.43   $   0.67   $   1.32
                                                             ========   ========   ========   ========

                              GOLDEN TELECOM, INC.

4. INVESTMENT TRANSACTIONS

         In August 2003, the Company completed the acquisition of 100% of OOO Sibchallenge ("Sibchallenge"), telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an investment banking fee of $0.3 million paid to Belongers Limited, an affiliate of Alfa Telecom Limited, a shareholder of the Company. The acquisition of Sibchallenge establishes GTI's presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements. The Company intends to use the assets of Sibchallenge in the manner in which they were previously used. The impact of this acquisition on the operating results of the Company for the three and nine months ended September 30, 2002 and 2003, respectively, if presented on a pro-forma basis, would not have been material.

         The acquisition of Sibchallenge was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". The following is the condensed balance sheet of Sibchallenge as of August 31, 2003 reflecting preliminary purchase price allocation to the net assets acquired:

                                                                            AUGUST 31, 2003
                                                                            ---------------
                                                                             (IN THOUSANDS)
ASSETS:
  Current assets ..............................................                $    1,792
  Property and equipment ......................................                     7,723
  Telecommunications service contracts
     intangible assets ........................................                    10,509
                                                                               ----------
    Total assets ..............................................                $   20,024
                                                                               ==========

LIABILITIES:
  Current liabilities .........................................                $    1,519
  Non-current liabilities .....................................                     3,121
                                                                               ----------
    Net assets ................................................                $   15,384
                                                                               ==========

Consideration and acquisition costs:
  Cash consideration ..........................................                    15,000
  Direct transaction costs ....................................                       384
                                                                               ----------
Total purchase consideration and transaction costs ............                $   15,384
                                                                               ==========

         The Company's interim financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $10.5 million to telecommunications service contracts intangible assets. These identified intangible assets will be amortized over a period of 10 years. The purchase price allocation will be finalized upon the completion of intangible assets valuation. There was no goodwill recorded as a result of this transaction. The results of operations of Sibchallenge have been included in the Company's consolidated operations since August 31, 2003.

         In August 2003, the Company entered into a share exchange agreement with Nye Telenor East Invest AS ("Telenor") to acquire 100% of the issued and outstanding shares of capital stock in OAO Comincom ("Comincom") held by Telenor. Upon closure, Telenor will be issued GTI common stock such that Telenor will hold 19.5% of the outstanding common shares of GTI on the date of closing. The consummation of the transaction is conditioned upon, among other things, financial performance covenants for both parties, approval of GTI's shareholders and the Board of Directors of Telenor, and the receipt of all necessary regulatory approvals in the United States and Russia, which have been received. Upon consummation of the transaction, GTI will own 100% of Comincom. The transaction is expected to close before the end of 2003. The acquisition of Comincom requires the Company to obtain the approval of GTI's shareholders and as such, the Company filed a definitive proxy statement with the SEC in October 2003.

                              GOLDEN TELECOM, INC.

5. CONTINGENCIES

Tax Matters

         The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2003. It is the opinion of management that the ultimate resolution of the Company's liability for CIS Taxes, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

Financial Guarantees

         As of September 30, 2003, the Company has guaranteed $0.8 million of long-term debt for certain Russian registered equity investee ventures. Management estimates the fair value of these guarantees to be immaterial.

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

                              GOLDEN TELECOM, INC.

6. SEGMENT INFORMATION

         The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the three and nine months ended September 30, 2002 and 2003, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, the Company managed business segments based on telecommunications products the Company provided. In April 2003, the Company re-designed the business segments around customer characteristics, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                              --------------------
                             BUSINESS  CARRIER                                      BUSINESS                  EQUITY
                               AND       AND     CONSUMER    MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD    AFFILIATE
                            CORPORATE  OPERATOR  INTERNET   SERVICES  ELIMINATIONS   TOTAL      RESULTS      VENTURES  ADJUSTMENTS
                            ---------  --------  --------   --------  ------------   -----      -------      --------  -----------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2002

Revenue from external
  customers ..............   $ 38,685  $ 29,038  $  5,155   $  3,303    $     --    $ 76,181    $ 46,376     $(34,713)  $  4,908
Intersegment revenue .....        360       323        --         --        (683)         --          --           --         --
Operating income (loss) ..      8,783     8,626    (1,337)     1,100      (1,191)     15,981       6,649       (9,332)        --
Identifiable assets ......    164,507   190,788    40,736      8,700      35,967     440,698     437,086       (3,612)        --
Capital expenditures .....      7,818     3,745       409         35          79      12,086       6,541       (5,545)        --

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                              --------------------
                             BUSINESS  CARRIER                                      BUSINESS                  EQUITY
                               AND       AND     CONSUMER    MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD    AFFILIATE
                            CORPORATE  OPERATOR  INTERNET   SERVICES  ELIMINATIONS   TOTAL      RESULTS      VENTURES  ADJUSTMENTS
                            ---------  --------  --------   --------  ------------   -----      -------      --------  -----------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2003

Revenue from external
  customers ..............  $  46,470  $ 32,796  $   7,215  $  3,649   $      --    $ 90,130   $  90,095    $ (1,241)   $   1,206
Intersegment revenue .....         78       146         --        --        (224)         --          --          --           --
Operating income (loss) ..     12,495     7,031       (835)    1,679      (1,937)     18,433      18,313        (120)          --
Identifiable assets ......    166,776   154,824     43,983     7,004     110,141     482,728     478,977      (3,751)          --
Capital expenditures .....      8,863     5,649        522        83          22      15,139      15,022        (117)          --

                              GOLDEN TELECOM, INC.

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                              --------------------
                             BUSINESS  CARRIER                                      BUSINESS                  EQUITY
                               AND       AND     CONSUMER    MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD    AFFILIATE
                            CORPORATE  OPERATOR  INTERNET   SERVICES  ELIMINATIONS   TOTAL      RESULTS      VENTURES  ADJUSTMENTS
                            ---------  --------  --------   --------  ------------   -----      -------      --------  -----------
                                                                      (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
2002

Revenue from external
  customers ..............  $ 110,128  $ 76,516  $ 15,332   $  9,854  $      --     $211,830   $ 121,943    $(104,709)  $  14,822
Intersegment revenue .....        587       578        --         --     (1,165)          --          --           --          --
Operating income (loss) ..     27,508    21,725    (3,487)     2,633     (4,533)      43,846      17,116      (26,730)         --
Identifiable assets ......    164,507   190,788    40,736      8,700     35,967      440,698     437,086       (3,612)         --
Capital expenditures .....     22,350    11,144     1,586        137        123       35,340      16,575      (18,765)         --

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                              --------------------
                             BUSINESS  CARRIER                                      BUSINESS                  EQUITY
                               AND       AND     CONSUMER    MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD    AFFILIATE
                            CORPORATE  OPERATOR  INTERNET   SERVICES  ELIMINATIONS   TOTAL      RESULTS      VENTURES  ADJUSTMENTS
                            ---------  --------  --------   --------  ------------   -----      -------      --------  -----------
                                                                      (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
2003

Revenue from external
  customers ..............  $128,478   $ 89,093  $ 21,437   $ 10,413    $     --    $249,421    $249,233     $ (3,526)  $  3,338
Intersegment revenue .....       647        612        --         --      (1,259)         --          --           --         --
Operating income (loss) ..    36,562     19,306    (1,895)     4,254      (5,069)     53,158      52,946         (212)        --
Identifiable assets ......   166,776    154,824    43,983      7,004     110,141     482,728     478,977       (3,751)        --
Capital expenditures .....    26,243     14,617     1,950        292          52      43,154      42,838         (316)        --

GEOGRAPHIC DATA

         Revenues are based on the location of the operating company providing the service.

         The following tables present financial information segmented by the Company's geographic regions for the three and nine months ended September 30, 2002 and 2003.

                              GOLDEN TELECOM, INC.

                                 (IN THOUSANDS)

                                                                   CORPORATE,
                                                                     OTHER
                                                                   COUNTRIES
                                                                       AND        CONSOLIDATED
                                     RUSSIA         UKRAINE       ELIMINATIONS       RESULTS
                                     ------         -------       ------------       -------
                                     (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2002
  Revenue ...............          $   37,523      $    9,199      $     (346)      $   46,376
  Long-lived assets .....             269,693          25,398             547          295,638

                                                                     CORPORATE,
                                                                       OTHER
                                                                     COUNTRIES
                                                                         AND        CONSOLIDATED
                                       RUSSIA         UKRAINE       ELIMINATIONS       RESULTS
                                       ------         -------       ------------       -------
                                       (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
2003
  Revenue ...............            $   78,961      $   11,991      $     (857)      $   90,095
  Long-lived assets .....               302,092          23,764           2,751          328,607

                                                                   CORPORATE,
                                                                     OTHER
                                                                   COUNTRIES
                                                                      AND          CONSOLIDATED
                                     RUSSIA        UKRAINE        ELIMINATIONS       RESULTS
                                     ------        -------        ------------       -------
                                      (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
2002
  Revenue .............            $   96,528      $   26,121      $     (706)      $  121,943
  Long-lived assets ...               269,693          25,398             547          295,638

                                                                   CORPORATE,
                                                                     OTHER
                                                                   COUNTRIES
                                                                      AND          CONSOLIDATED
                                     RUSSIA        UKRAINE        ELIMINATIONS       RESULTS
                                     ------        -------        ------------       -------
                                      (IN THOUSANDS)

NINE MONTHS ENDED SEPTEMBER 30,
2003
  Revenue..................        $ 219,250       $ 31,852        $   (1,869)       $ 249,233
  Long-lived assets........          302,092         23,764             2,751          328,607

7. SIGNIFICANT EQUITY METHOD SUBSIDIARY INFORMATION

         The following table presents summarized income statement information from the Company's significant equity investee, Sovintel, for the period from July 1, 2002 to September 16, 2002 and the period from January 1, 2002 to September 16, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

                                PERIOD FROM JULY 1 -    PERIOD FROM JANUARY 1 -
                                 SEPTEMBER 16, 2002       SEPTEMBER 16, 2002
                                 ------------------       ------------------
                                              (IN THOUSANDS)

Revenues .................          $     33,581             $    101,261
Gross Margin .............                15,146                   45,248
Income from operations ...                 9,079                   25,875
Net income ...............                 5,944                   17,908

                              GOLDEN TELECOM, INC.

8. SHAREHOLDERS' EQUITY

         The Company's outstanding shares of common stock increased by 1,099,003 and 1,761,006 shares issued in connection with the exercise of stock options in the three and nine months ended September 30, 2003, respectively.

9. DEBT

         In June 2003, the Company settled early $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

10. SUBSEQUENT EVENTS

         On October 27, 2003, our equity investee, MCT Corp. declared a cash dividend of $1.90 per common share to holders of record as of October 27, 2003. The Company's portion of this cash dividend is approximately $4.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine months ended September 30, 2003 and 2002, respectively. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

         We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in, 149 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into the four business groups, as follows:

         - BUSINESS AND CORPORATE SERVICES. Using our fiber optic and satellite-based networks in major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services with corporate clients across all geographical markets and all industry segments, except other telecommunications operators;

         - CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services with foreign and Russian telecommunications and mobile operators;

         - CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based network, we provide dial-up Internet access and web content offered through a family of Internet portals throughout Russia; and

         - MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

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

         In August 2003, MCT concluded a binding agreement with OJSC Mobile TeleSystems on the sale of five of its cellular operators. OJSC Mobile TeleSystems acquired these five cellular operators from MCT for $70.0 million and assumed certain guarantees as part of the transaction.

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

         We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the dollar/ruble exchange rate, so when the ruble devalues, their prices effectively become relatively cheaper than our prices. The ruble exchange rate with the dollar has become relatively stable since early 2000, has appreciated during 2003 and price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

         Since early 2000, we have witnessed a recovery in the Russian market, but with downward pricing pressures persisting. The downward pricing pressures result from increased competition in Russia and the global trend toward lower telecommunications tariffs.

         In 2001, 2002 and during 2003, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001, 2002 and during 2003. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace.

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

         In Kiev, Ukraine, we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity and other infrastructure requirements are unable or unwilling to perform their contracts with us.

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

         In February 2003, the Ukrainian Parliament overrode the President's veto and adopted an amendment to the Ukrainian Communications law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the calling party pays' ("CPP") principle, which entered into effect on September 19, 2003. Simultaneously, state regulated tariffs for calls from the public switched telephone network to mobile networks have been introduced allowing operators to receive and share revenue from calls to mobile networks. To effect CPP settlements on our network we have entered into an interim arrangement with Ukrtelecom on assigning of a national destination code numbering to our mobile customers and on reallocation of our interconnect numbering capacity in Kiev from our mobile to our fixed network. This arrangement became effective in November 2003 and enables us to share revenue generated when a fixed line partly calls a mobile telephone.

         On January 1, 2004, a new law on telecommunications will come into effect in Russia. The law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. We cannot predict with any certainty how the new law will affect us. The new law may increase the regulation of our operations and until such time as appropriate regulations consistent with the new law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation. The new law may result in increased costs to us.

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

         We have seen a significant year over year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001, we completed the purchase of a leading Russian Internet service provider, Cityline, together with Uralrelcom, another Internet service provider and an infrastructure company, PTK, and together, these entities allowed us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are allocated to support Business and Corporate Services and Carrier and Operator Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our Consumer Internet Services division.

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

RECENT ACQUISITIONS

         In August 2003, we completed the acquisition of 100% ownership interest in OOO Sibchallenge ("Sibchallenge") for cash consideration of approximately $15.4 million, a telecommunications service provider in Krasnoyarsk, Russia and have full operational and management control. The acquisition of Sibchallenge establishes our presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements. We intend to use the assets of Sibchallenge in the manner in which they were previously used.

         In August 2003, we entered into a share exchange agreement with Nye Telenor East Invest AS ("Telenor") to acquire 100% of the issued and outstanding shares of capital stock in OAO Comincom ("Comincom") held by Telenor. Upon closure, Telenor will be issued our common stock such that Telenor will hold 19.5% of the outstanding common shares of GTI on the date of closing. The consummation of the transaction is conditioned upon, among other things, financial performance covenants for both parties, approval of GTI's shareholders and the Board of Directors of Telenor, and the receipt of all necessary regulatory approvals in the United States and Russia, which have been received. Upon consummation of the transaction, we will own 100% of Comincom. The transaction is expected to close before the end of 2003. The acquisition of Comincom requires the Company to obtain the approval of our shareholders and as such, we filed a definitive proxy statement with the SEC in October 2003.

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

         Goodwill and assessment of impairment; Commencing from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, we will perform a goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2002, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between final cost and the recorded liability is recognized as a gain or loss on disposition. We reviewed the requirements under SFAS No. 143 and have determined that no material legal obligations to remove long-lived assets exist. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial position or results of operations.

         During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". These standards did not have a material impact on our financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have an impact on our results of operations or financial position.

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

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2002         2003         2002         2003
                                                     ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income, as reported ..........................   $    7,879   $   12,506   $   16,839   $   37,161
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .....        2,263          885        6,763        2,621
                                                     ----------   ----------   ----------   ----------
Pro forma net income .............................   $    5,616   $   11,621   $   10,076   $   34,540
                                                     ==========   ==========   ==========   ==========

Net income  per share:
  Basic - as reported ............................   $     0.32   $     0.44   $     0.73   $     1.35
  Basic - pro forma ..............................         0.23         0.41         0.44         1.25
  Diluted - as reported ..........................         0.32         0.43         0.71         1.32
  Diluted - pro forma ............................         0.23         0.40         0.43         1.22

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. As of the date of this report, there were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, the FASB deferred the effective date of FIN No. 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003. The adoption of the remaining provisions of FIN No. 46 did not have a material impact on our results of operations or financial positions.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on our results of operations or financial position.

RESULTS OF OPERATIONS

         GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 6 "Segment Information - Line of Business Data" to our condensed, consolidated financial statements.

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

     The discussion of our results of operations is organized as follows:

- Consolidated Results of Operations. Consolidated Results of Operations for the Three Months Ended September 30, 2003 compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2002.

- Consolidated Results of Operations. Consolidated Results of Operations for the Nine Months Ended September 30, 2003 compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2002.

- Consolidated Financial Positions. Significant changes in Consolidated Financial Position at September 30, 2003 compared to the Consolidated Financial Position at December 31, 2002.

CONSOLIDATED RESULTS-- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

         Our revenue increased by 95% to $90.1 million for the three months ended September 30, 2003 from $46.3 million for the three months ended September 30, 2002. The breakdown of revenue by business group was as follows:

                                           CONSOLIDATED REVENUE          CONSOLIDATED REVENUE
                                           FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                         ENDED SEPTEMBER 30, 2002      ENDED SEPTEMBER 30, 2003
                                         ------------------------      ------------------------
                                                              (IN MILLIONS)
REVENUE
  Business and Corporate Services ....           $ 20.3                        $ 46.7
  Carrier and Operator Services ......             18.3                          32.9
  Consumer Internet Services .........              5.2                           7.2
  Mobile Services ....................              3.3                           3.6
  Eliminations .......................             (0.8)                         (0.3)
                                                 ------                        ------
TOTAL REVENUE ........................           $ 46.3                        $ 90.1

         Business and Corporate Services. Revenue from Business and Corporate Services increased by 130% to $46.7 million for the three months ended September 30, 2003 from $20.3 million for the three months ended September 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in our domestic traffic due to adding 456 new corporate customers and signing up 22 new multi-tenant business centers in the three months ended September 30, 2003 along with actively promoting our new services among our client base.

         Revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 15% to $4.7 million for the three months ended September 30, 2003 from $4.1 million for the three months ended September 30, 2002. The increase in revenue was due to an increase in the total of intercity minutes of use by business and corporate clients and monthly recurring charges.

         Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 80% to $32.9 million for the three months ended September 30, 2003 from $18.3 million for the three months ended September 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we have added a number of new carriers with increased volumes of traffic and increased the number of services that we offer to cellular providers which have more than offset general tariff declines, although pricing pressures still exists.

         Revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 100% to $3.6 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

         Consumer Internet Services. Revenue from Consumer Internet Services increased by 38% to $7.2 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002. The increase is largely the result of increases in the number of dial-up Internet subscribers from 191,707 at September 30, 2002 to 291,167 at September 30, 2003 offset by a decrease in the average revenue per dial-up Internet subscriber from approximately $8.18 per month to approximately $8.13 per month over the same period.

         Mobile Services. Revenue from Mobile Services increased by 9% to $3.6 million for the three months ended September 30, 2003 from $3.3 million for the three months ended September 30, 2002. Active subscribers increased from 35,576 at September 30, 2002 to 36,861 at September 30, 2003 and the average revenue per active subscriber has increased by 8% to approximately $33.26 per month due to an increasing number of subscribers on a tariff plan which allows for unlimited local calls for a fixed payment of $99 per month.

EXPENSES

         The following table shows our principal expenses for the three months ended September 30, 2003 and September 30, 2002:

                                          CONSOLIDATED EXPENSES         CONSOLIDATED EXPENSES
                                           FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                         ENDED SEPTEMBER 30, 2002      ENDED SEPTEMBER 30, 2003
                                         ------------------------      ------------------------
                                                              (IN MILLIONS)
COST OF REVENUE
  Business and Corporate Services .....          $ 11.6                         $ 20.5
  Carrier and Operator Services .......             6.3                           19.1
  Consumer Internet Services ..........             3.7                            4.9
  Mobile Services .....................             0.7                            0.7
  Eliminations ........................            (0.8)                          (0.3)
                                                 ------                         ------
TOTAL COST OF REVENUE .................            21.5                           44.9
Selling, general and administrative ...            10.8                           15.8
Depreciation and amortization .........             7.3                           11.2
Equity in earnings of ventures ........            (3.3)                            --
Interest income .......................            (0.4)                          (0.3)
Interest expense ......................             0.5                            0.2
Foreign currency loss .................             0.1                            0.2
Provision for income taxes ............          $  1.6                         $  5.6

Cost of Revenue

         Our cost of revenue increased by 109% to $44.9 million for the three months ended September 30, 2003 from $21.5 million for the three months ended September 30, 2002.

         Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 77% to $20.5 million, or 44% of revenue, for the three months ended September 30, 2003 from $11.6 million, or 57% of revenue, for the three months ended September 30, 2002. The decrease in cost of revenue as a percentage of revenue is due of the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

         Cost of revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 11% to $2.1 million, or 45% of revenue, for the three months ended September 30, 2003 from $1.9 million, or 46% of revenue, for the three months ended September 30, 2002.

         Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 203% to $19.1 million, or 58% of revenue, for the three months ended September 30, 2003 from $6.3 million, or 34% of revenue, for the three months ended September 30, 2002. The increase in cost of revenue as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

         Cost of revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 127% to $2.5 million, or 69% of revenue, for the three months ended September 30, 2003 from $1.1 million, or 61% of revenue, for the three months ended September 30, 2002. Cost of revenue increased as a percentage of revenue due to the increased volumes of certain lower margin international incoming traffic revenue.

         Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 32% to $4.9 million, or 68% of revenue, for the three months ended September 30, 2003 from $3.7 million, or 71% of revenue, for the three months ended September 30, 2002. The decrease in cost of revenue as a percentage of revenue was mainly due to additional low cost local interconnect capacity becoming available in the third quarter of 2002.

         Mobile Services. Cost of revenue from Mobile Services was $0.7 million, or 19% of revenue, for the three months ended September 30, 2003 level with the $0.7 million, or 21% of revenue, for the three months ended September 30, 2002. The decrease in cost of revenue as a percentage of revenue was mainly due to the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

         Our selling, general and administrative expenses increased by 46% to $15.8 million, or 18% of revenue, for the three months ended September 30, 2003 from $10.8 million, or 23% of revenue, for the three months ended September 30, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, inventory obsolescence, bad debt expense and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 into our results of operations.

Depreciation and Amortization

         Our depreciation and amortization expenses increased by 53% to $11.2 million for the three months ended September 30, 2003 from $7.3 million for the three months ended September 30, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations.

Equity in Earnings of Ventures

         The earnings after interest and tax charges from our investments in non-consolidated ventures was negligible for the three months ended September 30, 2003 down from earnings of $3.3 million for the three months ended September 30, 2002. Our recognized earnings from Sovintel were $3.0 million for the three months ended September 30, 2002. The primary decrease in equity in earnings was due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

Interest Income

         Our interest income was $0.3 million for the three months ended September 30, 2003 down from $0.4 million for the three months ended September 30, 2002. The decrease in interest income mainly reflects lower interest rate earned on deposits in short-term US money market funds.

Interest Expense

         Our interest expense was $0.2 million for the three months ended September 30, 2003 down from $0.5 million for the three months ended September 30, 2002. The decrease in interest expense mainly reflects the effect of lower balances of debt, including capital leases at September 30, 2003 as compared to September 30, 2002. Debt, excluding capital lease obligations, at September 30, 2003 was $1.9 million as compared to $4.2 million at September 30, 2002.

Foreign Currency Loss

         Our foreign currency loss was $0.2 for the three months ended September 30, 2003, compared to a foreign currency loss of $0.1 million for the three months ended September 30, 2002. The increase in foreign currency loss is due to a combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

         Our charge for income taxes was $5.6 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. Our effective tax rate was 31% for the three months ended September 30, 2003 compared to 17% for the three months ended September 30, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. By the fourth quarter of 2002, we had recognized the full amount of carry-forward tax losses at our wholly-owned Russian subsidiary, Teleross, which previously had been recognized on a quarterly basis.

Net Income and Net Income per Share

         Our net income for the three months ended September 30, 2003 was $12.5 million, compared to a net income of $7.9 million for the three months ended September 30, 2002.

         Our net income per share of common stock increased to $0.44 for the three months ended September 30, 2003, compared to a net income per share of $0.32 for the three months ended September 30, 2002. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 28,157,339 for the three months ended September 30, 2003, compared to 24,250,734 for the three months ended September 30, 2002.

         Our net income per share of common stock on a fully diluted basis increased to $0.43 for the three months ended September 30, 2003, compared to a net income per common share of $0.32 for the three months ended September 30, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 29,072,342 for the three months ended September 30, 2003, compared to 24,666,489 for the three months ended September 30, 2002.

CONSOLIDATED RESULTS-- CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

         Our revenue increased by 104% to $249.2 million for the nine months ended September 30, 2003 from $121.9 million for the nine months ended September 30, 2002. The breakdown of revenue by business group was as follows:

                                           CONSOLIDATED REVENUE          CONSOLIDATED REVENUE
                                           FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30, 2002      ENDED SEPTEMBER 30, 2003
                                         ------------------------      ------------------------
                                                              (IN MILLIONS)
REVENUE
  Business and Corporate Services ....           $ 52.4                        $129.3
  Carrier and Operator Services ......             45.6                          89.5
  Consumer Internet Services .........             15.7                          21.5
  Mobile services ....................              9.9                          10.4
  Eliminations .......................             (1.7)                         (1.5)
                                                 ------                        ------
TOTAL REVENUE ........................           $121.9                        $249.2

         Business and Corporate Services. Revenue from Business and Corporate Services increased by 147% to $129.3 million for the nine months ended September 30, 2003 from $52.4 million for the nine months ended September 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in our domestic traffic due to adding 1,374 new corporate customers and signing up 49 new multi-tenant business centers in the nine months ended September 30, 2003 along with actively promoting our new services among our client base.

         Revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 12% to $13.5 million for the nine months ended September 30, 2003 from $12.1 million for the nine months ended September 30, 2002. The increase in revenue was due to an increase in the total intercity minutes of use by business and corporate clients and an increase in monthly recurring charges offset by lower equipment sales.

         Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 96% to $89.5 million for the nine months ended September 30, 2003 from $45.6 million for the nine months ended September 30, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we have added a number of new carriers with increased volumes of traffic and increased the number of services that we offer to cellular providers which has more than offset general tariff declines, although pricing pressures still exists.

         Revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 93% to $7.9 million for the nine months ended September 30, 2003 from $4.1 million for the nine months ended September 30, 2002. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

         Consumer Internet Services. Revenue from Consumer Internet Services increased by 37% to $21.5 million for the nine months ended September 30, 2003 from $15.7 million for the nine months ended September 30, 2002. The increase is largely the result of increases in the number of dial-up Internet subscribers from 191,707 at September 30, 2002 to 291,167 at September 30, 2003 partly offset by the average revenue per dial-up Internet subscriber decreasing from approximately $8.18 per month to approximately $8.13 per month over the same period.

         Mobile Services. Revenue from Mobile Services increased by 5% to $10.4 million for the nine months ended September 30, 2003 from $9.9 million for the nine months ended September 30, 2002. Active subscribers increased from 35,576 at September 30, 2002 to 36,861 at September 30, 2003 and the average revenue per active subscriber has increased by 8% to approximately $33.26 per month due to an increasing number of subscribers on a tariff plan which allows for unlimited local calls for a fixed payment of $99 per month.

EXPENSES

         The following table shows our principal expenses for the nine months ended September 30, 2003 and September 30, 2002:

                                          CONSOLIDATED EXPENSES         CONSOLIDATED EXPENSES
                                           FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30, 2002      ENDED SEPTEMBER 30, 2003
                                         ------------------------      ------------------------
                                                              (IN MILLIONS)
COST OF REVENUE
  Business and Corporate Services.....           $ 30.1                        $ 56.1
  Carrier and Operator Services.......             13.1                          50.8
  Consumer Internet Services..........             10.8                          14.4
  Mobile services.....................              2.2                           1.8
  Eliminations........................             (1.7)                         (1.5)
                                                 ------                        ------
TOTAL COST OF REVENUE.................             54.5                         121.6
Selling, general and administrative...             30.7                          42.6
Depreciation and amortization.........             19.6                          32.1
Equity in losses earnings
  of ventures.........................             (3.8)                           --
Interest income.......................             (1.2)                         (0.9)
Interest expense......................              1.4                           1.8
Foreign currency loss (gain)..........              0.6                           --
Provision for income taxes............              3.8                          14.6

Cost of Revenue

         Our cost of revenue increased by 123% to $121.6 million for the nine months ended September 30, 2003 from $54.5 million for the nine months ended September 30, 2002.

         Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 86% to $56.1 million, or 43% of revenue, for the nine months ended September 30, 2003 from $30.1 million, or 57% of revenue, for the nine months ended September 30, 2002. The decrease as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

         Cost of revenue for the Business and Corporate Services division of Golden Telecom BTS increased by 9% to $6.2 million, or 46% of revenue, for the nine months ended September 30, 2003 from $5.7 million, or 47% of revenue, for the nine months ended September 30, 2002.

         Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 288% to $50.8 million, or 57% of revenue, for the nine months ended September 30, 2003 from $13.1 million, or 29% of revenue, for the nine months ended September 30, 2002. The increase in cost of revenue as a percentage of revenue is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002.

         Cost of revenue for the Carrier and Operator Services division of Golden Telecom BTS increased by 108% to $5.4 million, or 68% of revenue, for the nine months ended September 30, 2003 from $2.6 million, or 63% of revenue, for the nine months ended September 30, 2002. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

         Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 33% to $14.4 million, or 67% of revenue, for the nine months ended September 30, 2003 from $10.8 million, or 69% of revenue, for the nine months ended September 30, 2002. The decrease as a percentage of revenue was mainly due to additional low cost interconnect capacity becoming available in the third quarter of 2002.

         Mobile Services. Cost of revenue from Mobile Services decreased by 18% to $1.8 million, or 17% of revenue, for the nine months ended September 30, 2003 from $2.2 million, or 22% of revenue, for the nine months ended September 30, 2002. The cost of revenue as a percentage of revenue decreased due to the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

         Our selling, general and administrative expenses increased by 39% to $42.6 million, or 17% of revenue, for the nine months ended September 30, 2003 from $30.7 million, or 25% of revenue, for the nine months ended September 30, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, inventory obsolescence, bad debt expense, and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 into our results of operations.

Depreciation and Amortization

         Our depreciation and amortization expenses increased by 64% to $32.1 million for the nine months ended September 30, 2003 from $19.6 million for the nine months ended September 30, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations.

Equity in Earnings of Ventures

         The earnings after interest and tax charges from our investments in non-consolidated ventures was negligible for the nine months ended September 30, 2003 down from earnings of $3.8 million for the nine months ended September 30, 2002. We recognized earnings at Sovintel of $9.0 million for the nine months ended September 30, 2002, which more than offset our recognized losses in MCT. The decrease in equity in earnings was due to the acquisition of the remaining 50% of Sovintel and its subsequent consolidation as of September 17, 2002 into our results of operations partly offset by writing down our investment in MCT to zero in the second quarter of 2002 thereby recognizing no more losses from this equity investee.

Interest Income

         Our interest income was $0.9 million for the nine months ended September 30, 2003 down from $1.2 million for the nine months ended September 30, 2002. The decrease in interest income mainly reflects lower interest rates earned on deposits in short-term US money market funds.

Interest Expense

         Our interest expense was $1.8 million for the nine months ended September 30, 2003 up from $1.4 million for the nine months ended September 30, 2002. The increase in overall interest expense mainly reflects the effect of higher average balances of debt, including capital leases. Debt, excluding capital lease obligations, at September 30, 2003 was $1.9 million compared to $4.2 million at September 30, 2002. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized during the second quarter of 2003 which was previously being recognized over the life of the facility.

Foreign Currency Gain/Loss

         Our foreign currency gain was negligible for the nine months ended September 30, 2003, compared to a foreign currency loss of $0.6 million for the nine months ended September 30, 2002. The improvement in foreign currency loss to negligible foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

         Our charge for income taxes was $14.6 million for the nine months ended September 30, 2003 compared to $3.8 million for the nine months ended September 30, 2002. Our effective tax rate was 28% for the nine months ended September 30, 2003 compared to 19% for the nine months ended September 30, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. By the fourth quarter of 2002, we had recognized the full amount of carry-forward tax losses at our wholly-owned Russian subsidiary, Teleross, which previously had been recognized on a quarterly basis.

Cumulative Effect of a Change in Accounting Principle

         We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the nine months ended September 30, 2002.

Net Income and Net Income per Share

         Our net income for the nine months ended September 30, 2003 was $37.2 million, compared to a net income of $16.8 million for the nine months ended September 30, 2002.

         Our net income per share of common stock increased to $1.35 for the nine months ended September 30, 2003, compared to a net income per share of $0.73 for the nine months ended September 30, 2002. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 27,569,748 for the nine months ended September 30, 2003, compared to 23,151,810 for the nine months ended September 30, 2002.

         Our net income per share of common stock on a fully diluted basis increased to $1.32 for the nine months ended September 30, 2003, compared to a net income per common share of $0.71 for the nine months ended September 30, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 28,251,106 for the nine months ended September 30, 2003, compared to 23,602,715 for the nine months ended September 30, 2002.

CONSOLIDATED FINANCIAL POSITION-- SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL
     POSITION AT SEPTEMBER 30, 2003 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002

Accounts Receivable

         Accounts receivable increased from December 31, 2002 to September 30, 2003 as a result of increased revenue during the period ended September 30, 2003 and delays in timing of certain cash collections as we commenced integrating customer databases and billing information from TeleRoss into Sovintel.

Intangible Assets

         Our intangible assets increased at September 30, 2003 as compared to December 31, 2002 as a result of our acquisition of Sibchallenge in August 2003.

Debt Obligations

         Our debt position decreased at September 30, 2003 as compared to December 31, 2002 as a result of retiring our debt that consisted mainly of ROL Holdings Citibank Credit Facility of $30.0 million.

Stockholders' Equity

         Shareholders' equity increased from December 31, 2002 to September 30, 2003 as a result of our net income of $37.2 million and proceeds of approximately $20.3 million received from the exercise of stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $54.9 million and $59.6 million as of September 30, 2003 and December 31, 2002, respectively. Our total restricted cash was $1.1 million and $1.5 million as of September 30, 2003, and December 31, 2002, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

         During the nine months ended September 30, 2003 we had net cash inflows of $63.1 million from our operating activities. During the nine months ended September 30, 2002, we had net cash inflows of $28.8 million from our operating activities. This increase in net cash inflows from operating activities at September 30, 2003 is mainly due to the increase in net income, increased revenues, and the consolidation of Sovintel into our results of operations and financial position from September 17, 2002. We used cash of $55.7 million for investing activities for the nine months ended September 30, 2003 which were principally attributable to building our telecommunications networks and the acquisition of Sibchallenge in August 2003. We had cash inflows of $5.9 million from investing activities for the nine months ended September 30, 2002 which were principally attributable to proceeds received from investments available for sale and a $9.0 million loan received from an equity investee, partially offset by cash outflows attributable to building our telecommunications networks. Network investing activities totaled $42.8 million for the nine months ended September 30, 2003 and included capital expenditures principally attributable to building out our telecommunications network and the purchase of additional numbering capacity. Network investing activities totaled $16.6 million for the nine months ended September 30, 2002 and included capital expenditures principally attributable to building our telecommunications network. For the nine months ended September 30, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001.

         We had working capital of $68.1 million as of September 30, 2003 and $56.5 million as of December 31, 2002. At September 30, 2003, we had total debt, excluding capital lease obligations, of approximately $1.9 million, of which $1.3 million were current maturities. At December 31, 2002, we had total debt, excluding capital lease obligations, of approximately $33.1 million, of which $9.0 million were current maturities. Total debt includes amounts that were fully collateralized by restricted cash. At September 30, 2003 and December 31, 2002 none of our debt was at fixed interest rates. In June 2003, we settled early $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

         Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of September 30, 2003 for all these facilities totaled $1.0 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

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

         In October 2003, we entered into an agreement with Mobile TeleSystems and Vimpelcom to build a fiber optic link ("FOL") between Moscow and Nizhny Novgorod. Our expected cost of the project is approximately $2.9 million and the link is expected to come on line in the second half of 2004. The FOL is expected to follow the main highway between Moscow and Nizhny Novgorod, connecting the base stations of the two mobile operators, as well as our potential clients along the route. Three different FOL cables with 32 fiber pairs each will be constructed in two plastic protection tubes. Each partner will own its own electronics.

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

        We may not be able to obtain additional financing on favorable terms. As a result, we may be subject to restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations. We may be required to offer some or all of our assets as collateral in any debt facility thereby limiting our ability to attract any additional debt.

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

         As of September 30, 2003, we had the following contractual obligations, including short- and long-term debt arrangements, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

                                          PAYMENTS DUE BY PERIOD
                                          ----------------------
                                               (IN THOUSANDS)

                                              LESS       1 - 3     4 - 5
                                 TOTAL     THAN 1 YEAR   YEARS     YEARS
                                 -------   -----------  -------   -------
Short- and long-term debt ....   $ 1,874     $ 1,250    $   524   $   100
Capital lease obligations ....     6,459       2,281      4,178        --
Non-cancelable lease
  obligations ................     3,575       1,662      1,913        --
Purchase obligations .........    15,479      10,081      5,398        --
                                 -------     -------    -------   -------
Total contractual cash
  obligations ................   $27,387     $15,274    $12,013   $   100
                                 =======     =======    =======   =======

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures, including our plans to fund such acquisitions and capital expenditures (ii) projected traffic volumes, tariff levels, subscriber numbers and other growth indicators; (iii) anticipated revenues and expenses, including taxes; (iv) the Company's competitive environment; (v) the Company's potential liability for litigation; (vi) the Company's future tax liability; (vii) future performance of consolidated and equity method investments; (viii) the anticipated effect of recent accounting pronouncements; (ix) recognition of doubtful accounts, (x) the political, regulatory and financial situation in the markets in which we operate, including the anticipated effect of the new law on telecommunication in Russia, and (xi) the expected closing of the Comincom transaction are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

         As of September 30, 2003, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with the SEC disclosure requirements.

Changes in Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

DESIGNATION                             DESCRIPTION
------------      --------------------------------------------------------------
    31.1          Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    31.2          Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    32.1          Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

    32.2          Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

DATE OF REPORT                          SUBJECT OF REPORT
---------------   --------------------------------------------------------------
August 6, 2003    Golden Telecom, Inc. announces signing of a share purchase agreement to acquire 100% ownership interest in OOO
                  Sibchallenge Telecom and 100% of the issued and outstanding shares of ZAO Tel.

August 13, 2003   Golden Telecom, Inc. announces second quarter 2003 results.

August 19, 2003   Golden Telecom, Inc. announces signing of a share exchange agreement to acquire 100% ownership interest in OAO Comincom.

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

                                 GOLDEN TELECOM, INC.
                                 (Registrant)

                                 By: /s/ DAVID STEWART
                                     -----------------
                                 Name:  David Stewart
                                 Title: Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

                                 By: /s/ MICHAEL D. WILSON
                                     ---------------------
                                 Name:  Michael D. Wilson
                                 Title: Corporate Controller
                                        (Principal Accounting Officer)

Date: November 12, 2003

                                INDEX TO EXHIBITS

DESIGNATION                             DESCRIPTION
------------      --------------------------------------------------------------
    31.1          Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    31.2          Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    32.1          Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

    32.2          Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002