Form 10-K
period 2003-12-31
GOLDEN TELECOM INC
filed 2004-03-12
CIK 1089874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $ 0.01 per share

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

         The aggregate market value Golden Telecom, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $167,320,571 based upon the closing price on the Nasdaq National Market as of such date.

         On March 8, 2004, there were outstanding approximately 36,076,300 shares of Common Stock of Golden Telecom, Inc.

      ITEM OF FORM 10-K               DOCUMENTS INCORPORATED BY REFERENCE
      ------------------           --------------------------------------------
     Part III, Items 10-14         Portions of the Registrant's proxy statement
                                   for the 2004 annual meeting of shareholders
                                   to be held in May 2004.
     Part IV, Items 14(c)          Exhibits.

                              GOLDEN TELECOM, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                 PAGE
                                     PART I

ITEM 1.    Business..........................................................       3

ITEM 2.    Properties........................................................      38

ITEM 3.    Legal Proceedings.................................................      38

ITEM 4.    Submission of Matters to a Vote of Security Holders...............      38

                                   PART II

ITEM 5.    Market for the Company's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities...............      39

ITEM 6.    Selected Financial Data...........................................      40

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................      42

ITEM 7A.  Qualitative and Quantitative Disclosures About Market Risk.........      59

ITEM 8.    Consolidated Financial Statements and Supplementary Information
             for the Company.................................................      62

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................     103

ITEM 9A.  Control and Procedures.............................................     103

                                   PART III

ITEM 10.   Directors and Executive Officers of the Registrant................     104

ITEM 11.   Executive Compensation............................................     104

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.....................................     104

ITEM 13.   Certain Relationships and Related Transactions....................     104

ITEM 14.   Principal Accountant Fees and Services............................     104

                                   PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...     105

SIGNATURES...................................................................     107

                                     PART I

ITEM 1.  BUSINESS

 INTRODUCTION

         We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in 165 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS").

         We organize our operations into the four business groups, as follows:

         - BUSINESS AND CORPORATE SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

         - CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

         - CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based networks, we provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, and Kazakhstan; and

         - MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

         We intend to offer all of our integrated telecommunication services under the Golden Telecom brand although due to the recent acquisition of OAO Comincom ("Comincom"), some services still carry the Combellga brand. Our dial-up Internet services are distributed under the ROL brand in Russia and Kazakhstan and under the Svit-On-Line brand in Ukraine.

         Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 15 mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of its operations. In August 2003, MCT concluded a binding agreement with OJSC Mobile TeleSystems ("MTS") on the sale of five of its cellular operators. MTS acquired these five cellular operators from MCT for approximately $70.0 million and assumed certain guarantees as part of the transaction.

BUSINESS SECTION OVERVIEW

         The following subsections within the Business section describe our business strategy, our current position in the markets in which we operate, our corporate history and development, our customer base, and a detailed review of our service groups by operating division. Additionally, we describe our licenses and our network facilities. Finally, we provide a summary of the principal environments in which we operate, the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.

BUSINESS STRATEGY

         Our objective is to be the leading facilities-based alternative voice, data and Internet services company in Russia and key markets in the CIS. To achieve this objective, we intend to:

         -        Pursue Consolidation Opportunities

         We intend to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings and improve our market share while maintaining operational control. We will target complementary opportunities that will enable us to achieve synergies and economies of scale and seek regional opportunities in major cities where we do not have our own local network infrastructure.

         - Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

         Corporate customers increasingly demand integrated telecommunications solutions from one-stop providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data, Internet access and services via turn-key solutions.

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

         - Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

                  Our network strategy includes building and owning our local exchange and customer access networks. We have entered into long-term lease agreements for long-distance and international fiber optic cable systems to provide our regional and global connectivity, supplementing these leased land-based channels with satellite circuits for redundancy and remote connectivity. We intend to selectively invest in and to incrementally expand the fiber optic capacity along our heavy traffic and high cost intercity routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. Wherever possible, we target customers and products to fully utilize existing fixed cost network infrastructure.

         - Focus Operating Activities and Capital Investments in Major Metropolitan Areas

                  We plan to deploy our capital investments primarily in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers in the CIS, where demand for our services is most heavily concentrated. We also intend to expand our operations in regional cities with sufficiently strong local economies and where we believe potential exists to grow businesses that complement our current operations.

                  We consider the recent acquisition of Comincom to be an important part of this strategy. We view Comincom as a highly complementary business that will allow us to increase our market share in Moscow and other key metropolitan markets. We expect significant operating synergies in combining our businesses and significant opportunities to optimize our network and capital investment costs.

OUR POSITION IN THE RUSSIAN AND CIS MARKETS

         We believe that we are well positioned to maintain and consolidate our strong presence in the Russian and CIS telecommunications markets for the following reasons:

         -        our early market entry and local market experience;

         -        our focus on service, quality and reliability;

         -        our strong infrastructure position in Moscow, Kiev, St.
                  Petersburg, Nizhny Novgorod and Krasnoyarsk;

         -        our extensive customer base;

         - our extensive range of integrated voice, data and Internet data telecommunications services;

         -        our influential shareholder base; and

         -        our strong balance sheet position.

CORPORATE HISTORY AND DEVELOPMENT

         Golden Telecom, Inc., initially a majority owned subsidiary of Global TeleSystems, Inc. ("GTS"), was incorporated in Delaware in June 1999 in preparation for our initial public offering ("IPO") which took place in September 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. and was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States ("US") in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. At the time of our IPO, GTS contributed substantially all of the assets that constituted Golden Telecom, Inc.

         In September 2002, we purchased the 50% of EDN Sovintel ("Sovintel") that we did not own from OAO Rostelecom ("Rostelecom"), the Russian national long distance carrier. As a result of this purchase, we now own 100% of Sovintel. In April 2003, we merged the operations of TeleRoss, our wholly-owned subsidiary, into Sovintel.

         In August 2003, we acquired 100% of OOO Sibchallenge Telecom ("Sibchallenge"), the leading alternative wireline operator in Krasnoyarsk, Russia. Sibchallenge owns 100% of the ownership interests in ZAO Tel ("Tel"), an Internet service provider, also based in Krasnoyarsk.

         In December 2003, we acquired 100% of the shares of Comincom, and its wholly-owned subsidiary, OAO Combellga ("Combellga"), from Nye Telenor East Invest AS ("Telenor"). As part of this transaction, we issued shares to Telenor representing 19.5% of our shares outstanding after the acquisition.

         The following table summarizes the four service groups through which we currently conduct our operations:

SERVICE GROUPS                                                                    SUBSIDIARIES
--------------                                                                    ------------
BUSINESS AND CORPORATE SERVICES:
 BCS division in Russia...............................         Sovintel, Comincom, Combellga, Agency for Business
                                                               Communications ("ADS"), Sibchallenge
 BCS division in Ukraine..............................         Golden Telecom (Ukraine)

CARRIER AND OPERATOR SERVICES:

 Carrier and Operator Services division in Russia.....         Sovintel, Comincom, Combellga, ADS, Sibchallenge
 Carrier and Operator Services division in Ukraine....         Golden Telecom (Ukraine)

CONSUMER INTERNET SERVICES:

 Consumer Internet Services division..................         Sovintel, ADS, and Tel

MOBILE SERVICES:

 Golden Telecom GSM in Kiev and
     Odessa, Ukraine..................................         Golden Telecom (Ukraine)

CUSTOMER BASE

         We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 13% of our consolidated revenues for the year ended December 31, 2003. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 8% of our consolidated revenues for the year ended December 31, 2003, although we expect this percentage to decrease as the result of our December 2003 acquisition of Comincom. No other customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2003. We provide services to our largest customer, Vimpelcom, pursuant to agreements which specify service level requirements and the tariffs to be charged.

         Our principal customer segments are:

         Corporate Network Customers. Corporate network customers are typically large multinational or Russian and Ukrainian companies which require the full range of voice and data and Internet services in several cities across Russia, Ukraine and other countries of the CIS. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and the ability to design, install and maintain local area networks ("LAN") and wide area networks ("WAN"). These customers are willing to make longer-term commitments to integrated one-stop providers in exchange for higher levels of service.

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

         Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including other Moscow overlay operators, alternative regional fixed-line operators and local operators, which we refer to as the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes can be large. Voice telephony is a commodity for customers in this segment.

         Cellular Operators. Russian cellular operators purchase large quantities of local numbering capacity in Moscow that they use in selling cellular services to their customers. Ukrainian cellular operators distribute large volumes of international and intercity traffic through our network in Ukraine. Price, availability and quality of service are primary factors in the purchase decision of these customers.

         Mass Market. We define the mass market as those customers who utilize calling cards or dial-up Internet access. This market segment is price-sensitive, but quality of service is also important, particularly in the Internet access market. These customers predominately prepay for such services. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.

PRICING

         Generally, our customers make payments to us in the appropriate local currency, however the majority of our tariffs are denominated in US dollars and are indexed to the US dollar for settlement purposes. Also, the majority of our operating costs are denominated in US dollars, but settled in the appropriate local currency.

OUR SERVICE GROUPS

         This section provides a detailed review of our business on a service group basis and by operating division. We provide additional information on the services and customers, marketing and pricing, and competition within each division.

         BUSINESS AND CORPORATE SERVICES ("BCS"):

BCS SERVICES DIVISION IN RUSSIA

         We operate a number of competitive local exchange carriers ("CLECs") that own and operate a fully-digital overlay network in a number of major Russian cities. The majority of our services are provided through our wholly owned Moscow-based subsidiaries: Sovintel, Comincom and Combellga. Sovintel services over 140,000 telephone numbers for business customers while Comincom and Combellga service over 14,000 and 40,000 respectively. We are an integrated provider of the largest range of telecommunication services available on the Russian market, including network access and hardware and software solutions including installation, configuration and maintenance. Our geographical coverage includes all major population centers including St. Petersburg, Arkhangelsk, Khabarovsk, Irkutsk and Ufa.

         The BCS Services division of ADS has constructed network infrastructure to support 23,200 city telephone numbers in Nizhny Novgorod. The BCS Services division of Sibchallenge has constructed network infrastructure to support 99,200 city telephone numbers in Krasnoyarsk.

Services and Customers

         Local Access Services. Local access services are provided to business customers through the connection of the customers' premises to our fiber network, which interconnects to the local public switched telephone network ("PSTN") in Moscow, St. Petersburg, Nizhny Novgorod and Krasnoyarsk.

         International and Domestic Long Distance Services. Outgoing international voice services to business customers are provided through our international gateways, which transmits international traffic through dedicated channels leased from Rostelecom, the incumbent long distance operator. When an international call is placed to our customer which has been assigned a number acquired from and serviced by an independent local exchange provider, the calling party has the option of dialing through either the public city code
(095) in Moscow or via our exclusive non-geographical area codes (501, 502 and 478).

         We have developed and maintain a telecommunication network which utilizes non-geographical numbering and allows transmission of long distance traffic. This network consists of approximately 20 transit and zonal switches in various regions of Russia. We expect this number to increase.

         On December 29, 2003, we met with the Ministry of Communications. We discussed the use of non-geographical numbering on fixed telecommunication networks. As a result of this meeting, we and the Ministry agreed to continue researching the possibility of developing an experimental zone, with Sovintel and Combellga as participants, in addition to Comincom, in which we would route our customers' long distance traffic through our own network and route long distance traffic of interconnected operators to Rostelecom's network. We have agreed to utilize Rostelecom's technical facilities for our international traffic with the right to have our own direct interconnection agreements and settlements with foreign operators for such traffic. Also as a result of the meeting, we are also working with the Ministry on plans to change our non-geographical numbers to geographical numbering capacity.

         Domestic long distance services are primarily provided through our intercity transmission network, leased capacity between major Russian cities, and through interconnection with Rostelecom's network. We provide switched voice services to regional customers through local city switches connected to earth stations and intercity fiber optic lines. When a customer in one of these regions makes a domestic long distance or an international call, it is typically transmitted first to our Moscow hub by fiber or satellite transmission facilities. The call is then connected to the customer's destination through a terrestrial line, through the Rostelecom network, or, for international calls, through our international gateway. We offer very small aperture terminal ("VSAT") satellite services to customers located in remote areas that cannot be physically connected through terrestrial cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. Our satellite transmission facilities connect these customers directly to our Moscow-based hub through a VSAT antenna installed at the customer's location.

         Dedicated Internet and Data Services. We provide our business customers with dedicated access to the global Internet through our access and backbone networks. We also offer traditional and high-speed data communications services, using frame relay, X.25, asynchronous transfer mode and Internet protocol technologies, to business customers who require wide area networks to link computer networks in geographically dispersed offices. We also provide private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for both voice and data applications.

         Integrated Voice and Data Services. The markets where we operate are experiencing a continuing significant trend toward routing voice traffic over the Internet using Internet Protocol ("IP") technology, known as "Voice over IP" or "VoIP". We are a leading provider of this service. In addition to using data networking services for typical LAN to LAN interconnections, many customers will also route their voice traffic over our frame relay data network to reduce overall telecommunications expenses. Voice over frame relay involves "packetizing" voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be "de-packetized" at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas. This type of integrated communication solution is also offered by Integrated Services Digital Network ("ISDN") products where basic services include telephony, fax, data transmission, Internet access and video conferencing.

         Value-Added Services. We offer an increasing range of value-added services such as dedicated hosting, co-location and IP, or IP-based Virtual Private Networks ("VPNs") and we intend to increase our market position in these services to other Internet related products and services. Our Managed Data Center, which consists of a total area of 600 square meters, continues to be the leading hosting center in Russia and provides services to news agencies, financial and entertainment services providers. We enjoy strong sales synergies between our Managed Data Center products and our IP transit sales efforts. We offer a variety of information services addressing the needs of financial markets including access to S.W.I.F.T., Reuters, Bloomberg and MICEX, or Moscow Inter-bank Currency Exchange. We also have a Moscow-based Call
Center that has a leading position in providing telemarketing, actualization and Hot Line services for business clients. We offer fixed mobile convergence services in conjunction with Vimpelcom to corporate clients that wish to use their mobile phone as an extension of their private branch exchange ("PBX").

         Equipment Sales. As part of our integrated service offering, we sell equipment manufactured by Nortel Networks, Cisco Systems, Siemens, Avaya, Motorola and Ericsson. As part of our turnkey solutions, we also offer the installation, configuration and maintenance of Nortel Meridian One products, Norstar key systems, Mercator PBXs and the Passport lines of data equipment. This close customer contact assists in the marketing of additional services and enhances customer retention.

         Major customers range from large multinational and Russian corporate groups to small and medium-sized Russian enterprises. Our customers cover all industry segments including business centers, hotels, financial institutions, professional services firms, fast moving consumer goods companies, manufacturers and companies involved in extractive industries. Our customers are located in all major cities throughout Russia.

Marketing and Pricing

         In Sovintel, sales to customers are made through a direct sales force consisting of approximately 65 account managers in Moscow. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and end-user training. In Comincom and Combellga, sales to customers are made through a direct sales force consisting of approximately 70 account managers in Moscow. Each account manager is allocated to one of four geographical areas within Moscow for sales to all potential customers within this area. We are in the process of standardizing the organization of the sales departments so that they follow the structure existing in Sovintel.

         In addition, a team of 89 regional sales managers is responsible for supporting the regional sales force and maintaining relations with our regional partners. We have a dedicated sales force in each of our regional branch offices and for other regional cities we have sales incentive plans with our regional partners.

         We train our employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe we have earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.

         We price our services at a premium to those offered by the incumbent local operator and competitively with other alternative service providers within the market. We offer volume discounts to customers for exceeding certain defined revenue thresholds.

Although we publish standard tariffs, generally we do not require regulatory approval to change tariffs. While pricing competition remains a factor, especially for voice services, many corporate data networking customers place more value on network coverage, reliability and our ability to design, install and maintain LANs and WANs. These customers often require integrated solutions, including connections to offices located in different cities. Depending on the cities involved, there may be few operators that can provide these services, and accordingly, there may be less pricing pressure.

Competition

         We compete principally on the basis of price, time to installation, network quality, geographical network reach, customer service and range of services offered. While we have a leading position in this market, we face significant competition from other service providers, including:

         - the Sistema Telecom group of companies, including alternate operators such as Comstar, MTU-Inform, Telmos and Golden Line, for all services provided to corporate customers within Moscow;

         - Moscow City Telephone Network, the incumbent operator, currently majority owned by Sistema Telecom, for services provided to the SME market in Moscow;

         - Equant, currently owned by Equant France, for corporate data networking services across Russia;

         - Peterstar, an affiliate of Telecominvest, a subsidiary of Metromedia International Group, Inc., for services provided in St. Petersburg;

         - Petersburg Telephone Network, the incumbent local operator in St. Petersburg, for services provided in St. Petersburg; and

         - Regional subsidiaries of Electrosvyaz, a holding group with a majority government ownership, for services within Russian regional cities. For ADS the main competitor is the Electrosvyaz subsidiary, Volga Telecom, while for Sibchallenge the main competitor is the Electrosvyaz subsidiary, Ural Svyaz-Inform.

BCS SERVICES DIVISION IN UKRAINE

         The BCS division of Golden Telecom (Ukraine) ("GTU"), our largely Kiev-based CLEC, has constructed and owns a 280 kilometer fiber optic network, including 232 kilometer in Kiev, that is interconnected to the local public telephone network in Kiev and other major metropolitan areas in Ukraine, and to our international gateway. Data and Internet access services are provided in 49 regional points of presence in 25 metropolitan cities in Ukraine using leased terrestrial capacity from Ukrtelecom, an incumbent operator, and from some alternative providers. Since the opening of our mobile service operation in Odessa in 2001, we have expanded our local access service offerings into Odessa, targeting business clients. In the third quarter of 2002 GTU started to offer local access and pre-paid voice over IP services in Dnepropetrovsk. Further following our regional development strategy, in the second quarter of 2003 we started to offer local access, voice over IP and dial-up Internet services in Lviv and plan to launch our operations in additional major metropolitan areas in Ukraine. In the second quarter of 2003, GTU constructed a Metropolitan Area Network ("MAN") in Kiev providing a new range of services, including broadband access to Internet and VPN service. As of December 31, 2003, Golden Telecom BTS serviced over 16,000 telephone lines for business customers and connected more than 2,500 dedicated Internet ports.

Services and Customers

         Local Access Services. Local access services are provided to business customers through the connection of the customers' premises to GTUs fiber network, which interconnects to the local PSTN in Kiev, Odessa, Dnepropetrovsk and Lviv.

         International and Domestic Long Distance Services. GTU provides outgoing international voice services to business customers through its international gateway, transmitting traffic to international operators using least-cost routing. Domestic long distance services are primarily provided through our own intercity transmission network, leased capacity between major Ukrainian cities, and through interconnection with Utel and Ukrtelecom's network.

         Dedicated Internet and Data Services. GTU provides a private line service, VPN services, an integrated voice and data ISDN connection, frame relay, X.25, broadband digital subscriber line ("xDSL"), and dedicated Internet services. GTU's main focus in 2003 was the development of broadband access to MAN and xDSL services, required by customers with high-volume data traffic needs.

         Voice over Data Services. GTU is a leading provider of voice over data services in Ukraine. Despite introduction of the State regulated prices in 2002, our pre-paid cards and our VoIP product introduced under the brand "Allo!" achieved a market leading position with more than a 50% market share in Kiev, providing an alternative international calling solution for corporate and mass market customers. This service has proved to be popular in the Ukrainian market and will continue to offer growth opportunities especially as we plan to launch the service in other metropolitan cities in Ukraine.

         Information Services. GTU provides financial and banking services to companies such as S.W.I.F.T, and Western Union, access to processing centers, news services to companies such as Reuters, as well as conduits to airline reservation systems in Ukraine. Our data center provides server co-location and hosting services for news agencies, financial and entertainment services providers.

         Call Center Services. With the launching of Call Center services at the end of 2002, GTU captured the leading position in providing telemarketing, actualization and Hot Line services for business clients in Kiev.

         The customers for this division primarily consist of corporate network customers, corporate end-users, SME's. Pre-paid VoIP services are also provided as a mass market offering.

Marketing and Pricing

         While emphasizing the quality and reliability of its services, GTU positions itself as a price competitive service provider to businesses. Sales to our customers are made through our direct sales force and through various alternative distribution channels. Our sales organization is divided into Corporate, SME and Indirect sectors and consists of 19 account managers in Kiev and 11 in the regions of Ukraine, 6 indirect sales managers in Kiev and 7 in the regions. Alternative distribution channels are primarily built through agent networks comprising information technology system integrators, telecom and computer equipment distributors, IP and mobile services retail dealers, as well as through cooperation contracts with business centers. Mass-market service offerings are mainly conducted indirectly through alternative distribution channels.

         GTU is a fast growing local access and Internet service provider for businesses in Ukraine both in terms of market share and sales revenues due to highly competitive offers for bundles of voice and Internet services. In order to stimulate higher growth we follow an aggressive pricing policy for corporate end-users. Additionally, an increase in market share in data services is expected through the continued sale of international private line connections, international frame relay connections, and national corporate networks based on IP technologies.

Competition

         In Kiev, in the market of voice services to business end-users we compete with Ukrtelecom, the incumbent operator, Utel, and a number of other CLEC's including, Optima, Citius and IPS. We believe that because of our early market entry and our ability to provide integrated voice, data and Internet services, we have a leading position in the high-end segments of the corporate market.

         In other major metropolitan cities in Ukraine, we compete with several other CLECs, the most significant are Optima, Velton, Farlep, and CSS (Odessa). We are entering regional markets based on our advantage of integrated voice, data and Internet offerings and providing high quality services to business clients.

         Provision of Internet and data services is not licensed in Ukraine. As a result there is a high level of competition in the market with more than 400 ISPs in Ukraine. The main competitors in the corporate market for corporate data and Internet Services are Infocom, a majority state-owned operator, Datacom, an aggressive data and integration services provider, and Ukrtelecom. We ensure competitiveness in the corporate networks market by providing excellent geographical coverage, high quality circuits and professional service. We defend our competitiveness in the Internet market by focusing on a strategy to provide the best value and quality Internet services for business.

         CARRIER AND OPERATOR SERVICES:

CARRIER AND OPERATOR SERVICES IN RUSSIA

         The Carrier and Operator Services division of Golden Telecom provides voice and data transmission services to other telecommunications operators, both wireline and wireless.

         For international telecommunications voice operators, we are an alternative to the incumbent for the completion of calls terminating in Russia and the CIS. For domestic telecommunications voice operators, in addition to providing termination for Russian and CIS destinations, we also offer international call termination as well as providing telephone numbers (subscriber ports). Due to the geographic reach of our network and our high volume of traffic, we have a lower cost basis than many of our competitors and can therefore resell any excess termination capacity. Additionally, for the wireless operators and smaller voice providers, we provide telephone numbers that they then use in selling their services to their end-users.

         Our voice network infrastructure is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges, allowing us to deliver traffic within the local public network. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have constructed the infrastructure necessary to support 150,000 ports, each corresponding to a unique telephone number. In June 2001, we completed the acquisition of ZAO First Telecommunications Company ("PTK") which provided us with a further 9,999 Moscow numbers and 1,800 access lines for a period of ten years. This numbering capacity and access lines became fully operational early in the third quarter of 2002. We allocate this numbering capacity and 800 access lines to our Business and Corporate Services division with the remaining access lines allocated to Consumer Internet Services Division.

         For international data networking operators, we provide data connectivity across Russia and the CIS. We have constructed a data network covering more than 160 cities across Russia and the CIS, primarily to serve our Russia-based corporate customers. Through network interconnect agreements with global data network operators we also sell data networking services to customers outside Russia and the CIS. We interconnect with these global providers either at our point of presence ("POPs") in Stockholm or in London.

         Our data network infrastructure consists of terrestrial and satellite transmission capacity that we either lease or have purchased via indefeasible rights of use ("IRU"). We currently have IRUs for a STM-16 between Moscow and Stockholm, a STM-4 between Stockholm and London, and 45 Mb/s between Moscow and 9 cities in Russia. Our remaining terrestrial capacity is leased. For satellite transmission, we entered into long-term leases with Intelsat for capacity covering Russia and the CIS. For IP capacity, we have four STM-1 ports, two of which are from UUNET and two from Sprint.

         The Carrier and Operator Services division also provides domestic and international IP transit services to ISPs in Russia and the CIS. Smaller ISPs can connect to our IP backbone and then use our network to access the global Internet or Russian based Internet.

         Sibchallenge provides approximately 70,000 local Krasnoyarsk numbers to Sibchallenge Mobile, a local cellular operator, owned by MTS.

Services and Customers

         Voice Services: The Carrier and Operator Services division offers two types of voice services to its customers; call completion or termination services and the provision of telephone numbers. For international operators, which include traditional incumbents such as British Telecom as well as VoIP operators, we provide call completion to the PSTNs located in Russia and the CIS. We typically interconnect with these operators in London or Stockholm and they send us their traffic which is destined for Russia and the CIS. We receive a settlement from international carriers for calls routed through non-geographical area codes. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through non-geographical area codes, or through least-cost routing. We attempt to direct international traffic through particular foreign operators so as to balance our settlements paid to and received from foreign operators. Thereafter, we direct all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

         Domestic operators in Russia and the CIS, including Russian wireless companies such as Vimpelcom, also use us for call completion to the PSTNs located in Russia and the CIS but they also send us international traffic that we then pass on to the PSTN of international operators. Additionally, we provide telephone-numbering capacity to Russian wireless operators who may purchase large blocks of telephone numbers that they then provide to their end-users.

         During 2003 we started to provide equipment sales, installation and maintenance services to cellular operators. This hardware is usually a PBX with call center capabilities but it has also included LAN and WAN equipment. It is our strategic intent to move beyond simply providing call completion into higher value-added solutions such LAN and WAN solutions to cellular operators.

         The customers for our voice services include international operators such as MCI, AT&T, British Telecom, Cable and Wireless, Infonet, TeleDenmark, Telia, iBasis, ITXC; domestic cellular operators such as Vimpelcom, MTS, and Megafon; and domestic wireline operators such as Macomnet, Comstar and Telmos.

         Data Services: The Carrier and Operator Services division also offers two types of data services to its customers: data networking services such as frame relay, synchronous digital hierarchy capacity and IP virtual private network ("IP VPN"), and IP transit ports. In addition to providing the underlying circuit capacity, the provisioning of both types of service also includes the installation and maintenance of customer premises equipment ("CPE") such as routers, multiplexers and frame relay access devices.

         Global data network operators sell worldwide data network services to their multinational clients. Typically, these data network operators have constructed extensive networks in the US, Western Europe and the Asia Pacific but have little, if any, infrastructure in Russia and the CIS. In order to sell a turnkey solution to their customers, they need partners to reach the areas where they do not have their own infrastructure. Through a network interconnect agreement with us, these global operators are able to provide their clients connectivity to the 165 cities where we have infrastructure. These global operators market and re-sell our network as if it were their network.

         Due to our large consumer and corporate customer base for Internet access services, we require very high IP transit capacity from global providers such as UUNET, Sprint and Cable and Wireless. This capacity requirement allows us to obtain very favorable pricing from the global providers and, in turn, we can offer Russian and CIS based ISPs attractive pricing for the resale of IP services.

Marketing and Pricing

         For each telephone number or subscriber port, customers generally pay a one-time port fee, a flat monthly fee and per minute charges based on usage. However, recent pricing trends for wireless operators have reflected an increased emphasis on per minute charges based on usage, rather than on monthly port fees. Smaller wireline operators continue to pay flat monthly fees plus traffic charges.

         Voice call completion or termination services are priced per minute according to destination. There is an increasing trend for a single price for all destinations in Russia although the typical pricing has separate rates for Moscow and St. Petersburg and then a single rate for all other cities in Russia. CIS countries prices will usually follow a similar pattern; the major cities have separate rates and then the rest of the country is priced at the same rate. The CIS countries have much smaller traffic volumes but the prices and margins are much higher for these destinations than they are for Russian destinations. We are actively expanding the geographic reach of our network in order to capture these high revenue, high margin destinations.

         Pricing for data networking services is comprised of a number of elements: a monthly fee for the international bandwidth capacity provided, a monthly fee for the access port, a monthly fee for the last mile connection between our network and the customer location and a monthly maintenance fee for any CPE that we manage for the end-user. Additionally, there are one-time installation fees for all of the elements listed above. Customers have the option to purchase the CPE and provide their own maintenance but customers usually prefer a turnkey solution where we manage all elements and are therefore responsible for all service quality issues.

         Pricing for IP transit services sold to ISPs is either in the form of a flat monthly fee for an IP port or based on the amount of traffic consumed by the ISP. Typically, the larger ISPs will opt for a flat monthly fee for a large port connection to Golden Telecom while the smaller ISP's prefer to pay per megabyte of IP traffic that is sent to their network from our network.

Competition

         For voice services, our main competitors are Rostelecom and the Sistema group of companies in Moscow including MTU-Inform, Telmos and Comstar.

         For data networking services, the main competitors are Equant and Transtelecom. Equant's data network in Russia is similar to ours but their CIS coverage is not as extensive as ours. Therefore, for networks that include Russia and CIS states, we have a competitive advantage. Equant's global presence does give it access to a wider corporate customer base than ours but this advantage is offset by the reluctance of Equant's global competitors such as British Telecom, Cable and Wireless, Infotel and AT&T to use Equant locally to serve their customers. In effect, we have access to the corporate clients of British Telecom, Cable and Wireless, Infotel and AT&T that require connectivity to Russia and the CIS.

         For IP services, the main domestic competitors are RTKomm, MTU-Intel and Transtelecom. A number of international IP transit providers such as Cable and Wireless, Telia, UUNET and AT&T are also actively selling global IP transit services in Russia. In 2002, we entered into a peering agreement with two other Tier 1 Russian ISPs. According to the terms of this agreement, all Russian ISPs requiring access to these networks will have to pay traffic charges whereas previously all peering was free. As a result, we have been able to earn additional revenue from our infrastructure investments in Russia while improving our competitive position via other IP access providers.

         The major competitor to Sibchallenge is the local Svyazinvest incumbent in Krasnoyarsk, Ural Svyaz-Inform.

CARRIER AND OPERATOR SERVICES IN UKRAINE

         The Carrier and Operator Services division in Ukraine operates leased international and domestic long distance networks and is a provider of local access, international and intercity long distance services in major Ukrainian cities where our switching equipment is located. The network is comprised of our gateway international switching center ("EWSD") in Kiev, leased international and intercity fiber optic channels, and regional voice and data switches. For local carriers we provide access to highly reliable and advanced telecommunication services, WAN and broadband Internet in 27 points of presence. We provide Internet access services to more than 20 ISPs in Ukraine. National frame relay service is provided to major telecommunication operators and data carriers like Velton, Teleport SV and Relcom. The telecommunications company SITA is the major consumer for our private line services. International connectivity outside the country is provided through reciprocal cooperation agreements with international operators such as Sovintel, Cable & Wireless, Lattelecom and Finnet International as well as through Utel international networks.

Services and Customers

         International and Domestic Long Distance Services. Through our gateway switch in Kiev, we terminate incoming traffic for foreign operators destined for our customers in Kiev, Odessa, Lviv, Dnipropetrovsk and most other major metropolitan areas in Ukraine. Our incoming international traffic is also terminated into other operator networks, with whom we have entered into settlement agreements. These other operators are national cellular operator networks like Ukrainian Mobile Communications ("UMC") and Kyivstar, private local exchange operators directly interconnected to our network and networks belonging to Ukrtelecom, the incumbent operator in Ukraine. In 2003 we signed amendments to the settlement agreement with Ukrtelecom allowing incoming international traffic termination to Ukrainian PSTN's via Ukrtelecom's network. Also, we signed a new agreement with Utel for incoming international traffic termination to Ukrainian PSTN's. Outgoing international traffic is routed through our international gateway to international operators using least-cost routing.

         We also offer domestic long distance services throughout Ukraine through interconnection with Utel, Ukrtelecom and through our own leased channels between major Ukrainian cities. We hold an intercity operator's license allowing us to offer domestic long distance services directly and are interconnected in major Ukrainian metropolitan areas to facilitate this offering. In September 2003 we signed amendments to settlement agreements with Ukrainian fixed-line and mobile operators introducing the calling party pays ("CPP") settlement principle imposed by the changes in the Ukrainian telecommunication law.

         The customers for this division primarily consist of international operators, national fixed-line and cellular operators. Our main international partners are Cable & Wireless and Lattelecom. Cable & Wireless routes a major part of our outgoing and incoming international voice and data traffic.

         The fixed-line operators include overlay and wireless local loop operators in Kiev and other major cities of Ukraine, alternative regional fixed-line operators and local operators. Among them Velton Telecom is the major fixed-line operator in Ukraine purchasing our international telecommunication, long distance, and voice services.

         Ukrainian cellular operators generate large volumes of international and long distance traffic that creates a significant part of our revenue. Price and quality of services are the primary factors in their purchase decision. Also, cellular operators have an increasing demand for some value added services like "800" service provided by us. UMC, our largest customer, is sending a vast number of outgoing international traffic through our network.

Marketing and Pricing

         As a carrier for other telecommunication operators, we offer a more attractive pricing structure for international calls than incumbent operators like Ukrtelecom and Utel. Although price is still the primary factor in the routing decision of the Ukrainian cellular and alternative carriers, more and more of them demand high quality of international voice and data wholesale services, making our offering even more attractive. As a result, our traffic volume continues to increase, especially traffic to international destinations and mobile networks in Ukraine. Our carrier operations are supported by a sales force consisting of three sales managers responsible for sales to domestic carriers and one for sales to international carriers.

         Despite high termination cost to the PSTN imposed by Ukrtelecom in 2003, we successively worked with international carriers to increase volumes of incoming international traffic terminated in Ukraine through our network. We plan to expand our international network through new international interconnection with major telecommunication carriers in Europe, US and the Middle East. Also, we plan to utilize VoIP technology to get more international traffic distributed through our network.

         In February 2003, the Ukrainian Parliament overrode the President's veto and adopted an amendment to the Ukrainian communication law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Simultaneously, state regulated tariffs for calls from the PSTN to mobile networks were introduced allowing operators to receive and share revenue from calls to mobile networks. To implement CPP settlements we amended our agreements with Ukrtelecom, Utel, other fixed-line carriers and Ukrainian cellular operators establishing agreed access rates for the calls between fixed-line and mobile networks. These changes became effective in October 2003 and enable us to receive a settlement when a fixed line party calls a mobile telephone as well as to receive a portion of revenue when we route calls from mobile to fixed-line networks.

         As a carrier for other ISPs, we offer an attractive pricing structure and, therefore, we expect to retain our significant market share in this segment. We expect to strengthen our positions in the regions of Ukraine due to close cooperation with Ukrtelecom in this area. In data services an increase in market share is expected through the continued sale of international private line connections, international frame relay connections, and provisioning of last mile services in major cities of Ukraine.

Competition

         In Ukraine, the market is dominated by Utel, with Kyivstar, Ucomline and Optima emerging as competitors in 2002. We are seeking to increase our share of this market by further development of relationships with existing carrier clients by providing them with Internet, data and value added services, and by interconnecting emerging CLECs. Also, we plan to expand our network and interconnections within Ukraine to reduce termination cost of international incoming traffic coming to Ukraine from the international carriers.

CONSUMER INTERNET SERVICES

Services and Customers

         Dial-up Internet Services. We offer dial-up Internet services to consumer markets in Russia, Ukraine and Kazakhstan. As of December 31, 2003 we had a subscriber base in excess of 360,000 active subscribers. Although we provide these services under multiple brands, the most notable is ROL, which is the flagship of our dial-up services. As early as 1995, ROL, which at that time was known as Russia Online, was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. Since that time, it has evolved as the only nationwide dial-up ISP in Russia. With over 70 locations in the covered area, including the major markets of Moscow, St. Petersburg, Kiev and Almaty, we are the largest ISP in the CIS.

         In addition, the company provides Russian language content based Internet portals covering many topics including entertainment, education, computer-gaming and communications specifically for the Russian mass-market. We market the portals under the ROL brand and utilize the portal as a marketing channel for both our existing and future customers. Furthermore, we offer advertising space on our portals along with integrated web services to a variety of customers who require online marketing.

         The consumer dial-up Internet access service has seen decreased utilization rates over the last year as subscribers have decreased the number of hours spent online from approximately 30 hours to approximately 25 hours per month. This is due to the further penetration of the market. However, as entry level customers continue to become exposed to the Internet, we expect their usage levels to increase. Growth in our consumer dial-up access business during 2003 was driven by organic growth throughout the covered area. We continued our expansion in the regional areas of Russia as well as in other CIS countries and pursued our strategy of consolidating our brands into our flagship brand, ROL. We plan on continuing these strategies throughout the coming year.

Asymmetric digital subscriber line ("ADSL") Services. Customers receive local access to our dial-up services throughout the covered areas through capacity acquired through long term local interconnection agreements. Internet backbone and long haul traffic is then provided over our domestic and international long distance infrastructure. Currently, ROL has access to multiple gigabit Ethernet fiber optic connections to the domestic networks as well as the equivalent of an STM-4 international connection. ADSL services are offered to customers in St. Petersburg and Nizhny Novgorod.

         Customers of our ADSL services are provisioned through long-term agreements with last mile providers. Although we saw dramatic growth and interest from new customers for this service, the market is still in its infancy in Russia. In general, we are following a strategy of providing ADSL services as an up sell to our existing customers who need "on-demand-all-the-time" connections.

Marketing and Pricing

         Our dial-up services are offered mostly through prepaid tariff plans. Almost all sales of ROL based prepaid tariff plans are made possible through the sale of scratch cards, which are distributed through an extensive network of retail outlets in our coverage area. As of December 31, 2003 the ROL distribution network consisted of over 10,000 points of sales ("POS") throughout our covered area. The multi-tiered distribution channels and the number of POS's have grown substantially during 2003. This is in part related to the establishment of the ROL brand during 2002 and our marketing efforts to further establish brand awareness in our primary markets. Furthermore, in regional areas a great deal of emphasis was placed on expansion of our distribution channel to increase availability of our services.

         Tariff plans are offered as Internet access packages with either hourly based pricing policies or as bulk hour purchases. For prepaid services, customers can purchase scratch cards from a POS or may pay directly through the banking system. For post paid schemes, which account for less than three percent of sales, customers are invoiced on a monthly basis for hourly usage. Prepaid tariff schemes provide the customer with lower hourly charges than with postpaid tariffs.

         During 2003, the distribution network and POS's were extensively used in our marketing plans. We are continuing these efforts as they provide a "closest point" of connection to our customers. The initiation of programs to formalize the relationship of our distribution network into a streamlined infrastructure will be continued as it will provide us with a "closest point" of connection to our customers. These marketing efforts will be further enhanced by our existing customer support network which provides continuous support for end-users and business hour support for distribution customers. Local access support numbers are provided to customers that connect them directly to our coverage area support center located in Moscow. These calls are carried over our voice network.

         Web advertising and integrated web services are marketed and sold either directly or through an agency contract. Although the advertising market is still in its infancy, online marketing schemes which are connected to our content based portals for our own services provides us with a well balanced mix of use while being prepared to take advantage of sales growth in the advertising market when it occurs. The ROL family of portals is ranked as the fourth most visited web portal in Russia and the most visited content based portal.

Competition

         Our dial-up services have localized competition mainly from small businesses with limited regional coverage. In major markets, such as Moscow and St. Petersburg, our competition is with MTU-Intel and Web Plus both of which are connected to the incumbent city telephone companies.

         MOBILE SERVICES:

GOLDEN TELECOM GSM

         We operate a cellular network using GSM-1800 cellular technology in Kiev and Odessa, Ukraine, where our network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM began cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to the overall decline in our mobile revenues. In 2002, we reassessed alternative strategies for our mobile operations, and have refocused our mobile operations as an additional service offered to high-end mass market and business customers.

         Amendments to the Ukrainian Communications Law that entered into effect on September 19, 2003, prohibited all telecommunications operators from charging their end-user customers for incoming calls - the so called CPP principle. State regulated tariffs for calls from the public switched telephone network to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls to mobile networks. To effect CPP settlements on our network we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as releases direct city numbering capacity for future sale to CLEC customers.

Services and Customers

         Mobile Services. We provide two types of mobile services to our clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international roaming, with 90 operators in 52 countries, and value-added services such as voicemail, call forwarding, conferencing and a broad range of short message service, or SMS and voice information services.

         Our customers consist of a broad spectrum of private and corporate users representing primarily the high-end mass market, business customer segments, as well as entry-level users mainly using our pre-paid services.

Marketing and Pricing

         Our network has the widest frequency bandwidth allocated to any cellular operator in Kiev, allowing it to deploy a high quality network throughout the city and thus market itself as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, we focus on providing a flexible and competitive tariff structure in two target markets.

         We position our subscription service as a high-quality service to private and business users providing clients with flexible tariff plans and a variety of value-added services. During 2003 we continued two pricing schemes from the previous year, one offering an unlimited number of local calls for a relatively high monthly subscription fee, while the other offering a price per minute for local calls depending upon the total volume of calls. This strategy allowed us to achieve a substantial increase in contract subscribers, and to utilize existing network resources more efficiently.

         Our marketing strategy for pre-paid services is based on providing competitive tariffs for mass-market users with low traffic volumes, which has resulted in further increases in the subscriber base at the end of 2003.

         Our sales force in Kiev is represented only by direct sales representatives, while in Odessa we utilize both direct sales and an alternative retail dealers' network. Our strategy is focused on maintaining our existing high-end customer base with a gradual increase in the number of customers for more efficient utilization of our network and frequency capacity.

Competition

         The Ukrainian cellular market is highly competitive. UMC, wholly owned by MTS, Kyivstar GSM ("Kyivstar"), owned by Telenor and an affiliated company of Alfa Group, and Ukraine Radio Systems ("URS") all operate GSM-900 networks. UMC and Kyivstar offer nationwide coverage within Ukraine and have deployed GSM-1800 services in major metropolitan cities. UMC also operates a NMT-450 network throughout Ukraine. Currently URS provides services only in Kiev, but it has announced an aggressive plan to become the third national operator. By the end of 2003 the Ukrainian mobile market reached 6.5 million subscribers with UMC and Kyivstar together holding more than 98% of the market.

         In 2003 we achieved an annual 12% growth in subscriber base to more than 40,000 customers with an average revenue per user of approximately $31 per month. At the same time, our minutes of use per active subscriber increased by 60% due to our repositioning to the high-end subscriber base and the obligatory introduction of free incoming calls.

         This completes our discussion of our operating divisions. Please refer to footnote 14 - Segment Information of the Audited Financial Statements contained within this document, for the quantitative disclosures for revenues by line of business.

ACCESS TO PUBLIC FILINGS

         Golden Telecom, Inc. provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission ("SEC") under the 1934 Act. These documents may be accessed free of charge on Golden Telecom, Inc.'s website at the following address: http://www.goldentelecom.com. These documents may also be found at the SEC's website at http://www.sec.gov.

EMPLOYEES

         On December 31, 2003, we and our consolidated subsidiaries employed a total of 3,004 full-time employees and our ventures, excluding MCT, employed 134 full-time employees. On December 31, 2002, we and our consolidated subsidiaries employed a total of 1,708 full-time employees and our ventures, excluding MCT, employed 104 full-time employees. Included in the number of full-time employees were 11 and 12 expatriates as of December 31, 2003 and 2002, respectively.

         We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

OUR LICENSES AND NETWORK FACILITIES

SIGNIFICANT LICENSES.

         Our subsidiaries and ventures hold the following licenses in Russia, Kazakhstan and Ukraine, which are materially significant to their operations:

Switched Voice Services. In Russia, we hold several licenses for switched services. Sovintel holds five such licenses. One license was issued to Sovintel by the Ministry of Transportation and Communications (the "Ministry of Communications") and authorizes Sovintel to provide local, intra-zonal, intercity and international telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on March 17, 2008. Another license authorizes the provision of the same services in different regions and expires on July 20, 2005. Three other licenses authorize the provision of the same services in other Russian regions and expire on February 15, 2006, October 4, 2006, and October 4, 2007, respectively. Sibchallenge holds a license to provide intercity telephone services in the Krasnoyarsk Region. This license expires on April, 27, 2005. On October 4, 2002, a five-year license was issued to Sovintel for provision of local and intercity services in 34 regions. This license allows our networks in these regions to interconnect with the local public network. On April 4, 1997, Comincom was granted a ten-year license to provide intercity telephone services in 19 regions of Russia including Moscow and St. Petersburg.

         In Kiev, Ukraine, we hold four licenses for provision of overlay network services, including local, domestic long distance and international long distance services, in the name of Golden Telecom LLC Ukraine. One license authorizes the provision of intercity telephone services to all regions of Ukraine and international telephone services in several regions of Ukraine, including Kiev and Odessa. It expires on December 31, 2013. Another license authorizes the provision of local telephone services in several cities, including Kiev and Odessa. This license expires on December 31, 2007. Two more licenses authorize the provision of intercity and local telephone services in several Ukrainian cities. These licenses expire on January 28, 2014 and January 28, 2009, respectively.

Leased Circuits. Sovintel holds seven licenses to lease local, intercity and international circuits in a number of regions of Russia, including Moscow and St. Petersburg which expire on April 16, 2004, July 20, 2005, February 15, 2006, three on July 5, 2006, and October 4, 2006, respectively. Sibchallenge was issued a license to lease circuits in the Krasnoyarsk Region. This license expires on May 22, 2008. On September 8, 2000, ADS was issued a five-year license to lease circuits in the Nizhegorod Region.

Data Services. Six licenses to provide data transmission services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through April 16, 2004, July 20, 2005, February 15, 2006, October 4, 2006, October 6, 2006, and August 18, 2008, respectively. PTK was granted a five-year data transmission license for Moscow and the Moscow region. This license expires on May 18, 2006. ADS holds a license to provide data transmission services in the Nizhegorod Region. This license expires on November 8, 2006. On October 4, 2002, Combellga was granted a five-year license to provide data transmission services in Moscow and Moscow Region. Sibchallenge holds a five-year license to provide transmission services in the Krasnoyarsk Region. This license expires on June 20, 2008.

Local Access Services. The eight-year license issued to Sovintel on March 17, 2000 authorizes Sovintel to provide local telephone service to 90,000 subscriber local access lines in Moscow. PTK was issued a license to provide local telephone services to 10,000 subscriber local access lines in Moscow. This license expires on November 10, 2010. On August 2, 1996, ADS was issued a ten-year license to provide local and intra-zonal telephone services in Nizhny Novgorod and 16 other cities in the Nizhegorod Region. Sibchallenge was issued a ten-year license to provide local telephone services in the Krasnoyarsk Region. This license expires on December 19, 2007. On March 21, 1997 Combellga was granted a seven-year license to provide local telephone services to 50,000 subscriber local access lines in Moscow and Moscow Region. On June 26, 1997, Comincom was issued a ten-year license to provide local telephone services in Moscow, Moscow Region and in various other regions of Russia.

Telematics Services. Seven licenses to provide telematic services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through April 16, 2004, July 20, 2005, October 4, 2007, February 15, 2006, October 4, 2006, October 4, 2007 and August 18, 2008, respectively. Cityline holds a five-year license to provide telematics services in Moscow and St. Petersburg. This license expires September 19, 2008. PTK was granted a five-year license to provide telematics services for subscribers in Moscow and the Moscow region. This license expires on March 15, 2006. On July 10, 2003 Sibchallenge was granted a five-year license to provide telematic services in the Krasnoyarsk Region. ADS was issued a five-year license to provide telematics services in the Nizhegorod Region. This license expires on November 8, 2006. A five-year license was granted to Combellga to provide telematics services for subscribers in Moscow, Moscow Region and St. Petersburg. This license expires April 17, 2007. Comincom holds a five-year license to provide telematics services in Voronezh Region. This license expires on February 7, 2007.

Mobile Services. GTU holds an operating license for mobile services in Kiev and the Kiev region, which expires on December 31, 2007. The associated frequency licenses expire on July 31, 2013 and July 7, 2014. In addition, GTU received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until January 28, 2009, as well as a frequency license for Odessa and the Odessa region valid until January 19, 2010. GTU also holds a relay license for Kiev and the Kiev region, which expires on January 25, 2005 and for the Odessa region, which expires on August 2, 2015.

NETWORK FACILITIES

         Our telecommunication networks reflect the licensing regime adopted by the industry regulators in relevant countries and consist of technologically advanced systems designed for businesses and other high usage customers.

         We own the electronic hardware and software elements of the network, including transmission equipment, and either own or lease the network transport elements.

Metropolitan Area Networks

         In Moscow, Kiev, Odessa, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Vladivostok, Khabarovsk, Voronezh and Samara we operate MANs. In each of these locations, we own or lease local access lines and PBXs, local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone. Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow City Public Telephone Network. The Moscow MAN includes the following facilities:

Voice Services. We have access lines supporting more than 200,000 local access numbers in the "095" area code which is a terrestrial code for the Moscow region. Sovintel's network connects approximately 2,500 buildings to more than 850 PBXs. Combellga's networks add more than 200 PBXs. These PBXs are often located on customer premises to distribute advanced telephony services in those premises to the end-users. These PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network. Sovintel has constructed approximately 2,800 kilometers of fiber in Moscow and Combellga has an additional 1,000 kilometers of fiber for a total of 3,800 kilometers.

         Sovintel's network consists of 18 hub PBXs connected to the fiber optic network, complemented by the EWSD tandem switches, Nokia DX-200, Nortel DMS 100E and DMS 100i local switches with advanced functionality. These hub PBXs act as traffic aggregators for Sovintel's 850 PBXs located in customer premises. Sovintel's network connects Sovintel to major office buildings, hotels, business centers, and factories and is co-located with 82 central offices of the Moscow City Public Telephone Network. In 45 MGTS central offices Sovintel has access to copper wire facilities. The copper wire facilities are used when a customer's requirements do not justify the immediate investment in fiber optic facilities. Combellga's network is built around three Alcatel S12 switches, including international, toll and local functionality. This network, similar in structure to Sovintel's, provides us with redundancy capability for our core operations in Moscow.

         To service the needs of SME and small office/home office customers, Sovintel and Combellga operate two solutions in Moscow: (1) a synchronous digital subscriber line ("SDSL") solution over the copper wire of the MGTS network and (2) a Wireless Local Loop ("WLL") solution based on AirLoop equipment of Lucent Technologies and WalkAir equipment of Siemens. The SDSL technology provides a customer with up to 4 telephone lines and a dedicated link to the Internet with 2MB downstream speed. Sovintel has approximately 3500 SDSL contracts in Moscow and over 400 contracts in St. Petersburg. Sovintel's WLL access network covers over 80% of corporate customers' locations in Moscow. Sovintel has begun installation of SDSL solution in other cities of Russia, including Vladivostok, Voronezh and Volgograd.

Data and IP services. Sovintel provides local access for its data service offering in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks where our data customers are not otherwise on our network. The steady growth of our MAN has reduced the need for such outsourcing to less than 20%.

St. Petersburg's Networks. Sovintel's and Comincom's St. Petersburg networks have been fully integrated and consist of a EWSD switch, an Alcatel S12 switch and hub PBXs interconnected to the St. Petersburg public telephone network through the St. Petersburg City Telephone Network, with capacity for 12,000 local numbers and approximately 40 PBXs that are installed on customer premises and within business centers. We have constructed approximately 1,000 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network. This is complemented by our data, telephony and IP network with STM-16 capacity on our international cable system.

Kiev Local Network. In Ukraine, GTU provides local exchange carrier services through our MAN in Kiev. GTU provides last mile connections, both copper and fiber optic, from four large switches acting as hubs in Kiev and more than 30 PBXs that are installed at POPs and within business centers. In Kiev, we have constructed a 300-kilometer fiber optic ring based on Synchronous Digital

Hierarchy, consisting of a main loop and five sub-rings. We plan to extend the total fiber optic network to serve additional customers. We have also constructed a data network consisting of seven data switches.

Regional Local Networks. We offer combined voice and data services with access to the local PSTN in 15 different major metropolitan areas in Russia. Depending on the region, we have 400-3,000 local lines in service, for a total combined capacity of more than 15,000 lines. Last mile access to the customers is usually provided through leased copper or fiber optic lines. Additionally, our 2001 acquisition of ADS in Nizhny Novgorod provided us with approximately 30,000 access lines in service making us the second largest operator in this region. Our acquisition of Sibchallenge in 2003 provided us with 200,000 telephone numbers in the city of Krasnoyarsk. With the acquisition of Samara Telecom in February 2004 we have added another 100,000 telephone numbers in service.

Dial-up Internet Local Access Network. Sovintel also employs dial-up Internet access servers using more than 17,000 dial-up modem lines in 60 cities in Russia, allowing our customers Internet access through a local call. This dial-up roaming service is also available in over 80 countries through the international data-roaming entity GRIC Dial. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and outside Russia, call a local access number and access the Internet. This service may further expand with the development of our network.

         We are continuing to review alternative access technologies with technology providers, our partners, and other providers in the Russian Internet market. We are establishing and building a premium Internet network for our subscribers, and to this end we were the first to order Gigabit Switch Routers from Cisco for the Russian market. Currently, we have three of these routers in major traffic points in our network and we will be expanding, as necessary, with similar or other large-scale technologies in the future. As of December 31, 2003 there were approximately 8,500 modems available for access in Moscow. We are continuing to expand our modem pools as necessary to meet market demands, subject to the limitations of the infrastructures that are currently in place. In all cases, our major backbone links are 100% redundant and provide immediate backup and recovery facilities.

         The hub of our IP network is our Internet Data Center in Moscow. This location has redundant power supplies as well as high-level security and fire systems. The center was built taking world-class standards into consideration.

International Networks

         Sovintel, Comincom and Combellga provide international switched voice, data and IP services in Russia using leased transmission capacity that they obtain from Rostelecom and Transtelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, GTU leases capacity from Ukrtelecom for domestic segments and international operators for international segments. We operate three international gateway switches. Two switches, Sovintel's Nortel DMS 300 and Combellga's Alcatel S12, are located in Moscow, and the other international gateway switch, GTU's Siemens EWSD, is located in Kiev. These international gateway switches carry our international switched voice traffic to international operators with which we have interconnect and settlement agreements.

         Sovintel uses Nortel asynchronous transfer mode Passport technology for its core data network to provide certain international private line circuits and international data transmission services, such as X.25, asynchronous transfer mode and frame relay and Cisco routers for Internet access. We lease domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, Transtelecom, Ukrtelecom, Rascom and TeliaSonera. International segments of these offerings are provided in cooperation with international operators such as TeliaSonera, UUNet, Cable & Wireless, AT&T and Infonet. In Ukraine, international outgoing and incoming traffic is similarly routed by GTU via fiber optic cable to Cable & Wireless, Sovintel in Moscow and several other international operators. In addition to their terrestrial network, Sovintel also uses satellite transmission to offer the same services between Moscow and other major CIS cities such as Almaty, Tashkent, Tbilisi and Baku.

         Additionally, we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm from TeliaSonera and its subsidiary companies. The capacity on the TeliaSonera fiber optic network was acquired on February 7, 2000, through a 10-year lease agreement with an option to renew for 5 years. Initially the equivalent of an STM-1 (155 Mbps) was activated in March 2000 and the capacity was incrementally upgraded to STM-4 (622 Mbps) in August 2000 and to STM-16 (2.4
Gbps) in the first quarter of 2001.

Domestic Long Distance Networks

         Sovintel, Comincom and Combellga developed a land and satellite-based regional network to provide domestic long distance and data services in Russia. Our land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom and Transtelecom. We use this land-based network primarily to serve our regional voice, data and Internet businesses. This network together with our satellite-based network currently accesses more than 160 different points of presence across Russia and in certain other large cities in the CIS.

         We have also started construction of our own intercity fiber optic network in cooperation with mobile operators to decrease our reliance on leased capacity.

         Sovintel also leases capacity on satellite transponders (90 MHZ in C-band and 72 MHZ in Ku-band) from Intelsat in accordance with the terms of a ten-year lease. The coverage area of these satellites, or "footprint," includes the full territory of Russia and other countries of the CIS. Using these leased satellite transponders, Sovintel serves 14 Regional Earth Stations ("RES"s) and more than 70 VSAT stations across Russia and the CIS. A VSAT is a relatively small satellite antenna, typically 2.4 to 4 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located. Sovintel's and Comincom's central hub in Moscow interconnects with the Moscow-based international, domestic long distance and local facilities of Sovintel.

         Sovintel developed land-based technology in parallel with a satellite network for a number of reasons, including the following:

         - Fiber transmission is more suitable for data applications than satellite transmission because of fewer transmission delays;

         - VSAT technology is expensive for customers with limited capacity requirements; and

         - There is no "public data network," so we need to establish land-based points of presence in each location where customers require data services.

         We are implementing a strategy to integrate our land-based and satellite networks and to integrate the different technologies integral to each, thereby developing a single, multi-purpose network. The technologies required to carry voice over packet networks, such as voice over frame relay, voice over IP and voice over asynchronous transfer mode, have become available and allow for such network integration. This integration may benefit us in different ways. The integration:

         - Creates the possibility to carry voice "on net" between multiple locations. This application was not possible with a satellite-only network because the time delays in consecutive satellite "hops" are impractical for efficient communications at multiple locations;

         - Creates the possibility to terminate traffic in significantly more points of presence. Points of presence established originally for data services may be extended to carry voice over an interface to a local voice operator, allowing us to extend our service offering to other operators;

         - Improves network resilience both for voice and data networks through the optimal combination of land-based fiber and satellite transport capacity; and

         - Enables us to operate an integrated network over which we could offer voice, data and Internet services.

         We have already upgraded more than 30 points of presence to carry packet switched voice, and we also intend to upgrade other points of presence to provide this capability.

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

OVERVIEW OF TELECOMMUNICATIONS' MARKETS IN RUSSIA AND UKRAINE

         The Telecommunications' Market in Russia. Prior to the early 1990s, the telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 incumbent regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local telcos provide local exchange services for customers within their regions, but since February 2003 they are obligated to provide access to the international and domestic long distance services. In the incumbent network domestic long distance calls to and from areas outside the local telcos' service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

         The dissolution of the Soviet Union and the collapse of the centrally planned economy reduced the funding available to the local telcos at a time when demand for telecommunications was increasing. The growth in the Russian telecommunications industry since the early 1990s has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by mobile telephony users. The growth in Moscow accelerated as multinational corporations established a presence in the capital and Russian businesses expanded. The formerly state-owned local telcos, however, which generally employed an outdated, dilapidated analog infrastructure, could not support the requirements of high-volume consumers of sophisticated telecommunications services. As a result, the inadequacies of the existing legacy networks constructed during the Soviet era became more apparent. Further, the proceeds received by the Russian government from the privatization of state telecommunications assets were not used for the infrastructure improvements required to meet increased demand. As a result, the Ministry of Communications issued licenses to domestic and foreign funded companies to encourage investment in the telecommunications infrastructure. The licensing structure adopted by the Ministry of Communications directly reflected the areas of the legacy networks in most urgent need of investment. Generally, voice and telephony licenses were issued to provide local access, local exchange, and international and domestic long distance services.

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

         In September 1995, the Russian government established Svyazinvest as a holding company for the state's telecommunications assets. Svyazinvest now holds the Russian government's equity interests in all the incumbent local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. The Russian government repeatedly stated that it intends to sell a further 25% minus two shares but has not completed any tenders. In 2000, the government announced a plan to restructure and consolidate Svyazinvest's holdings and in 2002 the reorganization was completed by merging all regional incumbent operators into 7 large interregional companies. Svyazinvest currently owns controlling voting interests in all 7 interregional companies and Rostelecom and owns substantial equity interests in four other local telcos, including Moscow City Telephone Network.

         The Telecommunications Market in Ukraine. The evolution of the telecommunications sector in Ukraine is similar to that in Russia. The infrastructure is outdated, the industry is inefficient and provides low-quality services, and many tariffs are set as a result of political considerations.

         In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the state monopoly, was considered crucial for raising funds for the state in 2000, several changes in priorities and political positioning have resulted in further delay the Ukrainian government has indicated that they plan to sell part of Ukrtelecom in 2004. To date, only about 7% of the monopoly have been privatized to employees and managers.

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

         Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country. Utel, a venture in which Ukrtelecom in 2001 acquired total control from foreign shareholders, is the dominant national and long distance operator. GTU is the primary competitor to Utel in the capital city of Kiev. Ukrtelecom is the holding company for the state's telecommunications interests, including 24 regional local telcos, two municipal telecommunications operators, and the national transmission networks, along with broadcasting, research and satellite assets. The State Committee of Communications has made public statements to the effect that it considers competition a threat to the future privatization of Ukrtelecom, which the Committee owns, and that effective legislation must be introduced and enforced to limit and control the activities of competing operators.

         Public switched voice telephony in Kiev is delivered through a layered hierarchy similar to that used in Moscow. We connect our customers using our local access network with fiber optic and copper-based facilities, which provide direct interconnection with the Kiev city telephone network.

         The Ukrainian mobile telecoms market is currently served by five operating companies. GTU commenced operations in accordance with its GSM-1800 license in late 1996.

OVERVIEW OF THE POLITICAL AND ECONOMIC ENVIRONMENT IN RUSSIA AND UKRAINE

         Russia's Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and a judicial branch, which is still underdeveloped. Boris Yeltsin was elected to a second term as President in July 1996 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000.

         On March 14, 2004, Presidential elections will be held in Russia. President Putin is running for re-election and is widely expected to be re-elected to a second term as President.

         President Putin has stated that he intends to follow his predecessors' policies but with an increasing emphasis on the fight against corruption and the effective exercise of the power of the state. Mr. Putin has also pursued a policy emphasizing increased cooperation with European powers and the US.

         As a result of the frequent changes of government in Russia and the other countries of the CIS in the 1990's government policies are subject to rapid and potentially radical change. The political and economic changes in Russia over the last thirteen years have resulted in significant dislocations of authority. As a result of the frequent turnover at the federal government level, the continuing absence of an effective central government and direct elections at the local level, certain regions of Russia are exercising more independence in both political and economic policies. Significant organized criminal elements have taken advantage of these dislocations. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions. These policies appear to be leading to a reassertion of federal power in the regions but corruption on the local and federal levels remains problematic.

         Russia's Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble's value declined substantially below the 9.5 rubles per US dollar floor set on that date, but in the last year has settled at approximately 29.45 rubles per US dollar. World oil prices have contributed to the recent relative stability of the ruble as the Russian Central Bank has reported hard currency reserves of over $73.2 billion, as of February 5, 2004. According to government figures, inflation has come under relative control since the crises with annual inflation numbers of 84% for 1998, 36% for 1999, 20% for 2000, 19% for 2001, 16% for 2002 and 14% for the year 2003. Inflation is expected to be approximately 10% in 2004. It is estimated that there will be a $50.0 billion trade surplus in 2004 and gross domestic product ("GDP") increase of over 5.5% in 2004 as compared to 2003. Further, there has been a steady decline in capital flight since 1998 and this trend is predicted to continue in 2004. These positive economic indicators must be considered in the context of Russia's status as a major exporter of oil and other natural resources. Any decline in world oil prices could negatively impact the value of the ruble and the continued development of Russia's economy.

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

         Although President Kuchma has been able to maintain a fair amount of control over policy, power is fairly evenly divided between the president and parliament and consequently major policy decisions are frequently blocked by parties exercising influence or control over the presidential administration or the parliament. Political reform efforts have progressed somewhat during Ukraine's first eleven years as an independent country, but the judicial system lacks independence and its decisions are often influenced by political considerations. President Kuchma has served two terms and has publicly stated that he does not intend to seek a third term.

Ukraine's Economic Environment. In September 1996, a new currency, the hryvna, was introduced, replacing the temporary karbovanets (coupons) that were in circulation following the country's independence from the Soviet Union. The National Bank of Ukraine, the nation's central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from Parliament. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. In 2003, the hryvna was stable, moving from 5.3324 per US dollar at December 31, 2002 to 5.3315 at December 31, 2003. The hryvna's stability was due in large part to a 28.5% increase in exports in 2003 over 2002. However, increases of imports in 2003 by 35.6% over 2002 lead to a decrease in Ukraine's trade surplus from 980.3 million hryvna to 59.4 million hryvna. In 2003, the National Bank of Ukraine actively intervened in the market through purchases of hard currency and increased its hard currency reserves to $7.0 billion by the end of 2003, a 45.5% increase over 2002. Ukraine achieved GDP growth of 8.5% in 2003 and over 4.3% growth in 2002. The inflation rate in Ukraine in 2003 was 8.2%.

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

         Historically, taxes payable by Russian companies have been numerous and substantial. They included taxes on profits, assets and payroll, as well as value-added tax ("VAT"). The recently enacted Tax Code represents an attempt to rationalize the federal tax system. The effect of the new Tax Code on our operations has and should become increasingly evident as the new Tax Code continues to be implemented. We expect an overall reduction in our Russian tax burden and have experienced such reductions over the past two years. For example, from January 1, 2003, under the new Tax Code, taxes calculated on the basis of revenue have been abolished. The maximum unified payroll tax rate which decreased from 38.5% to 35.6% in 2001 remains at 35.6%. From January 1, 2002, the rate of corporate profit tax decreased from 35% to 24%. The VAT rate decreased from 20% to 18% as of January 1, 2004.

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

         In various jurisdictions, we are obligated to pay VAT on the purchase or importation of assets, and for certain other transactions. In many instances, VAT tax paid on purchases can be offset against VAT which we collect and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that we are obligated to pay additional amounts of VAT. In our opinion, any additional VAT which we may be obligated to pay would be immaterial.

         In addition, the new Tax Code authorizes Russia's regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have each established a local sales tax rate of 5 percent. This local tax on the sale of goods was abolished as of January 1, 2004.

         Pursuant to the Communications Law and subsequent governmental decrees, the Ministry of Communications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with the Ministry exercising responsibility over the issuance of operator's licenses and the supervision of each of those organs. The State Service for the Supervision of Communications ("Gossvyaznadzor"), which is now a department of the Ministry of Communications, is empowered to issue certain permits required for network operation and for the importation and use of telecommunications equipment. Gossvyaznadzor conducts periodic inspections to determine an operator's compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to recommend to the Ministry of Communications that a license should be suspended or revoked. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

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

         Legislation and normative acts specific to the telecommunications industry provide the regulatory framework that guides our operations. On January 1, 2004, a new law On Communications ("New Law") came into effect. The New Law outlines the regulatory framework for the telecommunications industry and clarifies certain poorly defined areas of telecommunications such as interconnection and licensing. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

         The New Law introduces a Universal Service Fund which will result in higher taxes for all operators, including CLECs such as our company. Under the New Law, all telecom operators must contribute to the Universal Service Fund. The Universal Services Fund is designed to fund socially important but economically unviable projects. The New Law, however, does not provide clarity as to how the Universal Service Fund will be collected and administered. The amount of fee payable by each operator is not specified in the New Law, however, the Ministry of Communications has stated that it will not exceed 3% of a company's revenues. It is expected that the Universal Service Fund will not operate before 2005.

         The New Law also introduces the "significant operator" concept. Significant operators are defined as those companies which generate either more than 25% of traffic or possess more than 25% of the local infrastructure. Significant operators may not refuse to provide interconnect services and interconnect rates should be public and equal for all operators. This change will make it more difficult for regional operators to discriminate against competitors in order to protect their own operations.

         The New Law also makes the telecommunications licensing process more transparent. Licenses must be issued with frequencies attached to them. Frequencies are to be sold through tenders or auctions and licenses must be issued within thirty days if the frequencies are available.

         We cannot predict with any certainty how the New Law will affect us. Until such time as appropriate implementing regulations are published by the Ministry of Communications, there will be a period of confusion and ambiguity as regulators interpret the legislation. We cannot predict with any certainty whether we will face additional costs associated with the implementation of the New Law.

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

         After significant legislative changes over the last few years in Ukraine and Russia, the Ukrainian tax regime differs significantly from the Russian tax regime. The Ukrainian tax regime includes taxes on profits, on payroll, VAT, and special fees and taxes levied against telecommunications operators. In order to stimulate economic growth and broaden the tax base, in 1999 the Government introduced a significant reduction in payroll taxes followed by a subsequent abolition of revenue-based taxes in 2001. At the beginning of 2003, the Ukrainian Parliament adopted amendments to the Profit Tax Law that, among other changes, reduce the profits tax rate from 30% to 25%. The major components of these amendments come into effect in 2004.

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

         A faction within the Parliament introduced a bill which would have prevented telecommunications operators from charging for incoming calls of any kind. Although the sponsors of the bill were attempting to expedite the CPP concept common in other countries, they overlooked the basic requirements needed to fully support the concept in Ukraine, namely legislation governing inter-operator settlements and billing functionality enhancements within the local infrastructure. The bill was defeated in early 2002 after successful lobbying by the major players in the market, however, in February 2003, the Ukrainian Parliament overrode the President's veto and adopted an amendment to the Ukrainian Communications law prohibiting all telecommunications operators from charging their end-user customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003.

         State regulated tariffs for calls from the public switched telephone network to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls made to mobile networks. To effect CPP settlements on our network we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as releases direct city numbering capacity for future sale to CLEC customers.

         A new law "On telecommunications" came into force on December 23, 2003. The new law sets forth the general principles for telecommunications activities, networks and services, including the relationships between operators and customers. The new law also establishes a new independent regulatory body, the National Commission for Communication Regulation.

         The new law is also expected to create conditions for developing market competition, increasing efficiency and transparency of the telecommunications sector and regulation by the state, meet market needs and comply with major requirements of European Union legislation in the telecommunications field.

         A new law "On Individual Income Taxation" came into force on January 1, 2004. The law sets the unified tax rate for personal income at 13% until December 31, 2006 and 15% after January 1, 2007.

                FACTORS THAT MAY ADVERSELY AFFECT FUTURE RESULTS

           RISKS ASSOCIATED WITH DOING BUSINESS IN RUSSIA, UKRAINE AND
                           OTHER COUNTRIES OF THE CIS

         We generate substantially all our revenues from operations in Russia, Ukraine and other countries of the CIS. All companies operating in the CIS, including us, face significant political, economic, regulatory, legal and tax risks, some of which are described below.

POLITICAL INSTABILITY IN THE COUNTRIES IN WHICH WE OPERATE COULD DEPRESS FOREIGN AND LOCAL INVESTMENT AND SPENDING, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         Since the dissolution of the Soviet Union in December 1991, Russia, Ukraine and other countries in which we operate have, to varying degrees, been undergoing significant political and economic transformation. A generally stable political climate has emerged but economic development remains hampered by the absence of a consistent and comprehensive legislative framework necessary to implement and enforce market oriented reforms and by incidents of corruption among government officials. A re-occurrence of the political instability that characterized the first several years of the transformation could disrupt the direction and the pace of economic development. In addition, there has been terrorist activity in Russia from time to time. Political instability or terrorist activity could discourage foreign and local investment and spending, in which case demand for our services could decrease and results of operations could deteriorate. If this were to occur, then the market price of our stock could decrease.

CONFLICTS BETWEEN RUSSIAN FEDERAL AND REGIONAL AUTHORITIES COULD CREATE AN UNCERTAIN OPERATING ENVIRONMENT FOR US

         The delineation of authority among Russia's many regions, internal republics and the federal government as well as among the branches of government is often unclear. The Russian political system is therefore vulnerable to tension and conflict between federal and regional authorities over various issues, including tax revenues, authority for regulatory matters and regional autonomy. Our operations may be adversely affected by conflicts within the regions or between the regions and the federal government. As we expand our businesses nationally, the potential for these adverse effects may grow.

         In addition, ethnic, religious, historical and other divisions have, on occasion, given rise to tensions and, in certain cases, military conflict. Russian military and paramilitary forces have been engaged in Chechnya in the recent past and continue to maintain a presence there. The spread of violence, or its intensification, could have significant political consequences. These include the imposition of a state of emergency in some parts or throughout the Russian Federation. These events could materially adversely affect the investment environment in Russia.

THERE IS A VOLATILE POLITICAL SITUATION IN UKRAINE WHICH MAY NEGATIVELY IMPACT OUR BUSINESS

         Historically, political and governmental instability has been a feature in the Ukraine. The relationship between various state authorities, Ukrainian government policies and the political leaders who formulate and implement such policies are subject to rapid change. In addition, President Kuchma, the current leader of Ukraine, has served two terms in office and has publicly stated that he does not intend to seek a third term. It is unclear whether and in what way, current domestic and external policy will be supported by the future presidential administration. Major changes in the political climate in Ukraine, in particular any changes affecting the stability of the Ukrainian government, reforms, privatization, industrial restructuring or administrative reform, could materially effect our operations.

ECONOMIC INSTABILITY IN RUSSIA AND UKRAINE COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND OUR ABILITY TO COLLECT ON OUR INVOICES

         Although the Russian and Ukrainian economies have experienced periods of economic downturn and heavy inflation, the political and economic situation in Russia and Ukraine appears to have stabilized. Russia ceased to be highly inflationary in 2003. However, any future instability or lack of economic growth in the countries in which we operate could mean that demand for our services could become depressed. The failure and subsequent stagnation of the Russian and Ukrainian economies in 1998 and following years weakened the financial condition and the results of operations of many of our customers. As a result, some of these customers were unable to pay our invoices or maintain their telecommunication services, and our revenues suffered accordingly. The demand for our services could again decrease if the Russian and Ukrainian political and economic situations deteriorate to a degree that may precipitate the reoccurrence of financial crises.

         Ukraine also depends to a significant degree on the receipt of financial assistance from several foreign governments and international organizations, including the International Monetary Fund ("IMF") and the World Bank. In 2000, faced with a liquidity crisis on its external debt payments, the Ukrainian government undertook a comprehensive debt restructuring exercise that enabled Ukraine to meet its external debt obligations. Due to such debt restructurings and other factors, Ukraine may be unable to continue to receive funding from foreign governments and international organizations, as well as to raise funds on the international capital markets, which may materially adversely affect the financing of the budget deficit, the level of inflation and/or the value of the hryvna.

         Ukraine continues to pursue the objectives of a closer relationship with North Atlantic Treaty Organization, joining the World Trade Organization ("WTO") and becoming an associate member of the European Union. However, recently Russia, Ukraine and a number of other CIS countries have signed an agreement on creation of the Common Economic Area ("CEA"). Formation of the CEA was negatively regarded by the IMF and international society and might be a drawback to Ukraine's joining the WTO. Any major changes in Ukraine's relations with Western governments and institutions may adversely affect the Ukrainian economy and our operations.

THE CURRENCY CONTROL SYSTEM OF RUSSIA AND UKRAINE COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES AND HRYVNA'S TO HARD CURRENCY AND MANAGE CASH FLOWS

         The ruble and hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to protect ourselves against devaluation by converting to other currencies is significantly limited. Within Russia and Ukraine, our ability to convert rubles and hryvna, respectively, into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. We manage intercompany liquidity through intercompany loans to our subsidiaries. If there are changes to the currency control systems in Russia and Ukraine, our ability to manage our liquidity position and our currency risk may be adversely affected.

FLUCTUATIONS IN THE PRICE OF OIL AND OTHER NATURAL RESOURCES MAY ADVERSELY AFFECT THE RUSSIAN ECONOMY AND OUR BUSINESSES

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

         As a result of changes in existing regulations, changes in interpretations of existing regulations or arbitrary regulatory decisions affecting various aspects of our business, we could experience:

    -   Restrictions on how and where we can provide our services;

    - Restrictions or delays in receiving approvals on our applications and communications for necessary regulatory approvals for rolling out our network in the regions for which we have licenses;

    -   Significant additional costs;

    -   Delays in implementing our operating or business plans; or

    -   Increased competition.

         A new law "On Telecommunications" (the "New Law") came into effect in Russia on January 1, 2004. We cannot predict with any certainty how the New Law will affect us. The New Law may increase the regulation of our operations and, until such time as appropriate regulations consistent with the New Law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation. Such confusion and ambiguity may materially adversely affect the functioning of our business. Any strengthening of incumbent operators such as Rostelecom, one of our principal shareholders, OAO MGTS or Svyazinvest under the New Law or the large interregional companies could adversely affect our business

ANY CHANGES IN REGULATIONS, COSTS OR CONFUSION FROM THE NEW LAW MAY AFFECT OUR BUSINESS

         It has been reported recently that in connection with Russia's possible membership in the WTO, which would bring greater competition to the Russian market, some Russian regulatory officials are seeking to limit foreign ownership in Russian fixed line and wireless telecommunications companies and to provide exclusivity to Rostelecom for Russian and international long distance voice traffic for a period of time. We cannot predict whether this or other legislation limiting foreign ownership or competition will be implemented and if so, whether we would have to restructure or reduce our ownership interests in our operating subsidiaries. We are uncertain how any required reduction or restructuring could or would be implemented and what effect it would have on our business. A restructuring or reduction of this nature could cause our business to suffer.

POLICIES OF THE STATE COMMITTEE FOR COMMUNICATIONS AND INFORMATIZATION OF UKRAINE (THE "UKRAINIAN COMMUNICATIONS COMMITTEE") CONCERNING TARIFF REGULATIONS MAY NEGATIVELY INFLUENCE OUR TARIFF POLICY

         In 2001, the Ukrainian government attempted to regulate the provision of VoIP through the introduction of VoIP licenses. Although this license process has not been formalized, we cannot be sure that any resulting licensing and related fees will not adversely affect our business should they be implemented. In addition, Ukrtelecom enforced obligatory VoIP traffic settlements payments for VoIP traffic routed through its network in 2001, 2002 and 2003.

OUR OPERATING LICENSES MAY NOT CLEARLY AUTHORIZE US TO PROVIDE ALL OF THE SERVICES THAT WE OFFER

         The licensing and regulatory regime in Russia, Ukraine, and the markets in which we operate frequently do not keep pace with the technological advances in the telecommunications industry. Further, a great deal of ambiguity exists in regard to the interpretation of licenses and the application of rules and regulations in regard to our new services, especially those new services enabled by technological developments in telecommunications infrastructure and software. Although our operating companies possess a wide range of licenses issued by the Russian and Ukrainian ministries of communications, it is possible that the technical means by which we provide some of our services, or the service themselves, may be subject to licensing requirements or restrictions and that our existing licenses do not satisfy these requirements. In such events, we could be subject to fines, penalties or suspension, limitation or revocation of licenses. The suspension, limitation in scope or revocation of a significant license or the levying of substantial fines could have a material adverse effect on our operations and our financial results.

THE FAILURE TO OBTAIN ALL REQUIRED PERMITS NECESSARY TO OPERATE
TELECOMMUNICATIONS EQUIPMENT COULD RESULT IN A DISRUPTION TO THE OPERATIONS OF COMINCOM AND COMBELLGA

         It appears that, in certain instances, both Comincom and Combellga may have failed to obtain operational permits that are issued by Gossvyaznadzor authorizing Comincom and Combellga to operate various items of telecommunications equipment at several locations in Moscow and other territories. Comincom and Combellga are in the process of obtaining all of the missing operational permits. The operation of telecommunications equipment without having obtained the relevant permit from the Gossvyaznadzor is a violation of Russian law. This may lead to seizure of operating items of equipment of Comincom and Combellga for which no operational permit has been obtained or the suspension of the license upon order of state regulatory bodies which could significantly disrupt the provisions of telecommunications services by Comincom and Combellga.

RUSSIAN ANTI-TRUST POLICIES MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESSES AND TO ESTABLISH MARKET RATES FOR OUR SERVICE OFFERINGS

         Recently, the Russian Ministry for Anti-Monopoly Policy and Support of Entrepreneurship ("MAP"), the state agency responsible for establishing and enforcing the state's anti-trust policies, adopted a policy decision whereby each licensed telecommunications operator, including our operating companies, may be classified as a "monopolist". The policy was declared to be without effect by the Russian courts. However, if the policy were to be successfully enforced, our operating companies could be subject to increased state regulation. Since our products are frequently priced at a premium in comparison with the products of state-owned incumbent operators, it is possible that we may be required to reduce our tariffs. Further, as we continue to expand our operations, we may be subject to increasing anti-trust restrictions imposed by the MAP. For example, ADS has been classified as a monopolist in Nizhny Novgorod. Any such regulation of our pricing or restriction in operations could be detrimental to our financial results.

SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the telecommunications industry. The provisions of the New Law require that all Russian operators, including fixed-line operators, pay a portion of their revenues to the Universal Service Fund, which will be established to support the provision of universal, multipurpose telecommunications services throughout the Russian Federation. The Universal Service Fund is not expected to be operating before 2005. The New Law states that it will be funded by telecommunications service providers in an amount determined by the Russian government. These or other similar industry-specific pieces of legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.

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

RUSSIAN AND UKRAINIAN LEGISLATION MAY NOT ADEQUATELY PROTECT AGAINST EXPROPRIATION AND NATIONALIZATION

         The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that our property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that these protections would be enforced. This uncertainty is due to several factors, including:

         -        The lack of state budgetary resources;

         - The lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

         -        Corruption among government officials.

         In particular, in Ukraine, there is no established history of investor rights protection or responsibility to investors and in certain cases the courts may not enforce these rights. In the event courts enforce rights of investors granted under applicable Ukrainian legislation, the government and/or the legislature of Ukraine may attempt to overrule any such court decisions legislatively through retroactive legislative changes.

         In addition, social instability in Russia, Ukraine and other CIS countries, coupled with difficult economic conditions, could lead to increased support for centralized authority and a rise in nationalism. These sentiments could lead to restrictions on foreign ownership of companies in the telecommunications industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. Although we do not anticipate the nationalization or expropriation of our assets because we were not created as a result of privatization of any state enterprise, the concept of property rights is not well developed in the laws of these countries and there is not a great deal of experience in enforcing legislation enacted to protect private property against nationalization and expropriation. As a result, we may not be able to obtain proper redress in the courts, and we may not receive adequate compensation if in the future any local government decides to nationalize or expropriate some or all of our assets. If this occurs, our business would be harmed.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO AMBIGUITY IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

         Current ambiguity in Russian, Ukrainian and other CIS laws makes it difficult to determine if we would be able to enforce our rights in disputes with our venture partners or other parties. Furthermore, the dispersion of regulatory power among a number of government agencies in Russia, Ukraine and the other countries of the CIS has resulted in inconsistent or contradictory regulations and unpredictable enforcement. The Russian, Ukrainian and other CIS governments have rapidly introduced laws and regulations and have changed their legal structures in an effort to make their economies more market-oriented, resulting in considerable legal confusion, especially in areas of the law that directly affect our operations. We cannot assure you that local laws and regulations will become stable in the future. Our ability to provide services in Russia, Ukraine and other countries of the CIS could be adversely affected by difficulties in protecting and enforcing our rights and by future changes to local laws and regulations. Further, our ability to protect and enforce our rights is dependent on the Russian, Ukrainian and CIS courts which are underdeveloped, inefficient and, in places, corrupt. Enforcement of court orders can in practice be very difficult in Russia and Ukraine. Additionally, court orders are not always enforced or followed by law enforcement agencies.

ANY US AND OTHER WESTERN JUDGMENTS OBTAINED AGAINST US MAY NOT BE ENFORCEABLE IN THE CIS

         Most of our assets are located in Russia and Ukraine. Russia and Ukraine, as successors to the Soviet Union, are party to the 1958 New York Convention. Therefore, a foreign arbitral award obtained in a state that is party to the New York Convention should be recognized and enforced by Russian and Ukrainian courts, subject to the qualifications provided for in the New York Convention and compliance with domestic civil procedure regulations and other procedures and requirements established by Russian legislation and non-violations of Russian "public policy".

         At the same time, a judgment obtained against us or any of our operating companies or acquired companies in a court of any other jurisdiction may not be enforceable in Russia or Ukraine, unless there is a treaty providing for the reciprocal enforcement of judgments with such jurisdiction, and then only in accordance with the terms of such treaty. Russia and Ukraine are not party to multilateral or bilateral treaties with most Western jurisdictions for the mutual enforcement of court judgments, nor is there such a treaty in effect between Ukraine and the US. Consequently, should any judgments be obtained in the US or other Western courts, including those with respect to federal securities law claims, they may not be enforceable in Russia and Ukraine.

         There is also a risk that domestic procedural legislation in Russia and Ukraine will be changed by way of introducing further grounds preventing foreign court judgments and arbitral awards from being recognized and enforced. In practice, reliance upon international treaties may meet with resistance or a lack of understanding on the part of Russian and Ukrainian courts or other officials, thereby introducing delays and unpredictability into the process of enforcing any foreign judgment or any foreign arbitral award in the Russia and Ukraine.

ANY UNFORESEEN CHANGES IN THE TAX LAWS IN RUSSIA OR UKRAINE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

Russia

         Our Russian tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Because of the need for additional sources of budgetary finance, Russian tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in the tax law, could have a material adverse effect on our future results of operations or cash flows in a particular period. Under Russian accounting and tax principles, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses in any other entity. As a result, our overall effective tax rate may increase as we expand our operations, unless we are able to implement an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

Ukraine

         Similarly, Ukrainian tax law is unpredictable and tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. The constitution prohibits retroactive legislation, and the Taxation System Law requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year in which the new tax laws are to become effective. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, in January 2003, the Ukrainian Parliament adopted amendments to the Profits Tax Law which, in part, became effective as of January 1, 2003. The law substantially changes the tax treatment of exchange rate differences, dividends, transfer pricing and other transactions. The impact of the law on our operations is uncertain because of ambiguities and inconsistencies in the law which allows different interpretations by the tax authorities. If our interpretation of the amendments differs from those of the local tax authorities, we might be subject to higher tax liability and/or additional fees and penalties.

RUSSIAN AND UKRAINIAN LAWS MAY EXPOSE US TO LIABILITY FOR ACTIONS TAKEN BY OUR SUBSIDIARIES OR VENTURE ENTITIES

         Under Russian laws, we may be jointly and severally liable for any obligations of a subsidiary or venture entity under a transaction if:

         - We have the ability to issue mandatory instructions to the subsidiary or venture entity and that ability is provided for by the charter of the subsidiary or venture entity or in a contract between us and them; and

         - The subsidiary or venture entity concluded the transaction pursuant to our mandatory instructions.

         In addition, we may have secondary liability for any obligations of a subsidiary or venture entity if:

         - The subsidiary or venture entity becomes insolvent or bankrupt due to our actions or our failure to act; and

         - We have the ability to make decisions for the subsidiary or venture entity as a result of our ownership interest, the terms of a contract between us and them, or in any other way.

         In either of these circumstances, the shareholders of the subsidiary or venture entity may seek compensation from us for the losses sustained by the subsidiary or a venture entity if we knew that the action taken pursuant to our instructions or the failure to act would result in loss. This type of liability could result in significant obligations and adversely affect our business.

         Under Ukrainian laws, we may be held jointly and severally liable for any obligations of our Ukrainian subsidiaries if we fail to initiate bankruptcy proceedings with respect to such Ukrainian subsidiaries when required to do so by law.

THE IMPLEMENTATION OF UKRAINE'S NEW CIVIL AND COMMERCIAL CODES MAY CAUSE INSTABILITY OF UKRAINIAN BUSINESS LEGAL ENVIRONMENT

         In January 2003, a new Civil Code was enacted by the Ukrainian Parliament which sets forth new regulations in the areas of property law, copyright, industrial ownership and trademarks and replaces the existing
Civil Code adopted in 1963. Also in January 2003, the Parliament enacted a new Commercial Code which is intended to provide legal guidelines for economic activities and relationships in the market, by regulating the use of natural resources, the rights of industrial ownership and the use of securities and by defining the insurance, banking and auditing procedures. Both documents came into effect on January 1, 2004 and are expected to dramatically overhaul the existing business legal framework. However, the documents contain controversial and often overlapping provisions. Therefore, their enactment may be followed by a period of confusion and ambiguity until a regulatory practice of their interpretation is established and appropriate sub-legislation consistent with the new Codes is promulgated. Such confusion and ambiguity may materially adversely affect the Ukrainian market and negatively impact functioning of our business.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE MAY ENCOUNTER DIFFICULTIES EXPANDING AND OPERATING OUR BUSINESS, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES

         We have experienced significant growth as a result of acquisitions and expect such growth to continue. As we grow, it will become increasingly difficult and more costly to manage our business. As part of our business strategy, we have completed several acquisitions, including the purchase in September 2002 of the remaining 50% ownership interest in Sovintel. In August 2003, we completed the acquisition of Sibchallenge. In December 2003, we acquired 100% of the shares of Comincom.

         Acquisition transactions are accompanied by a number of risks, including risks related to:

         - The consolidation of the operations and personnel of the acquired companies;

         - The potential disruption of our ongoing business and distraction of management;

         - The introduction of acquired technology content or rights into our products and unanticipated expenses related to such integration;

         -        The potential negative impact on reported earnings;

         - The possibility that revenues from acquired businesses and other synergies may not materialize as anticipated;

         - The deterioration of relationships with employees and customers as a result of any integration of new management personnel; and

         - Contingent liabilities associated with acquired businesses, especially in the markets where we operate.

         We may not be successful in addressing these risks or any other problems encountered in connection with our completed and future acquisitions and our operating results may suffer as a result of any failure to integrate these businesses with our existing operations.

         In addition, we may encounter difficulties in building our networks with respect to:

         - Delivering services that are technically and economically feasible;

         - Financing increases in the regional network construction and development area;

         - Obtaining in a timely manner and maintaining licenses, permissions to operate telecommunication equipment, frequency allocations and other governmental permissions sufficient to provide services to our customers;

         - Marketing our services in a large geographic area to new potential customers;

         -        Obtaining sufficient interconnect arrangements;

         -        Meeting demands of local special interest groups;

         - Obtaining compliance certificates for our telecommunications equipment in a timely and cost-efficient manner; and

         -        Obtaining adequate supplies of network equipment.

REORGANIZATION OF THE RUSSIAN TELECOMMUNICATIONS INDUSTRY MAY AFFECT OUR COMPETITIVE POSITION

         Prior to 2002, Svyazinvest, a government-controlled holding entity, controlled Rostelecom and most of our principal wire-line venture partners. In 2002, the telecommunications industry was restructured by merging all regional incumbent operators into seven inter-regional operating companies. With this consolidation, we may face stronger competition from these new entities. Further, with the consummation of the Sovintel transaction in 2002, we are not sure that we may rely on continued strong commercial relations with Rostelecom, given that they are no longer our partner in Sovintel.

         Further, the consolidation of all regional incumbent operators into seven inter-regional companies could affect our ability to expand into the various regions of Russia. In order to effectively compete, we may need to expend significant internal resources or acquire other technologies and companies to provide or enhance our capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition.

REORGANIZATIONS IN THE UKRAINIAN TELECOMMUNICATIONS SECTOR MAY HAVE STRENGTHENED THE POSITION OF THE MONOPOLY INCUMBENT AND ENCOURAGED UNFAIR COMPETITION

         In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government's interests in the telecommunications industry. The ownership of Ukrtelecom has been transferred from the State Property Fund to the Ukrainian Communications Committee. Thus, the Ukrainian Communications Committee now owns and theoretically regulates the incumbent monopoly. Although it is planned that a portion of Ukrtelecom shares will be sold into the market during the privatization process, it is expected that the Ukrainian government will continue to control at least 51% of Ukrtelecom's shares. This will allow the Ukrainian government to control Ukrtelecom and will afford the Ukrainian government the opportunity to further control the telecommunications industry through Ukrtelecom.

         The emergence of a single self-regulating Ukrainian telecommunications monopoly may have adverse financial consequences for us because:

         - We have no effective recourse against the state monopoly carrier since the state regulator controls and manages the monopoly carrier and the judiciary system is severely underdeveloped and cannot be relied upon to protect and enforce unfair competition;

         - A single Ukrainian self-regulating monopoly is able to create favorable market conditions for itself and cause unfavorable conditions for us;

         - Our ability to negotiate reasonable interconnection agreements and rates may suffer; and

         - Any subsequent privatization of Ukrtelecom may bring in strong management and resources from a major telecommunications operator, increasing its competitive strengths.

ANY POTENTIAL SALE OF PART OF GTU MAY NOT BRING THE EXPECTED BENEFITS TO US

         Recognizing that many of the markets in which we operate are complex, we continue to seek strong local partners to assist us in those markets. We have been working with potential partners in Ukraine to resolve disputes with Ukrtelecom and the Ministry of Communications. The level of compensation for this assistance has yet to be finalized. We have also been discussing with these potential partners the possible sale of between 20-31% of our interest in GTU to such parties. Should the sale of a portion of our interest in GTU be consummated, we cannot be certain that our relationship with our new partners will develop in a manner which is beneficial to us or that the benefits of such partnership will not be outweighed by any loss of control over GTU that we may experience with our potential new partners.

FAILURE TO OBTAIN SUFFICIENT AND RELIABLE TRANSMISSION CAPACITY AT REASONABLE COSTS COULD CAUSE US TO INCUR LOSSES

         Historically, we have leased a substantial portion of our network transmission capacity under agreements that generally have one to three-year fixed terms. In addition, in 2001, we leased significant additional domestic and international capacity that we utilize for data transmission under long-term lease agreements that may be extended up to fifteen years. We rely on third parties' ability to provide data transmission capacity to us. These third parties themselves, in turn, may be receiving capacity from others. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements or if the entities from which we lease such capacity are unable to perform their obligations under these arrangements, our cost structure, service quality and network coverage could be adversely affected.

         We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom and Transtelecom to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Further, in light of the recent acquisition of the remaining 50% ownership interest of Sovintel from Rostelecom in 2002, Rostelecom may have less incentive to continue to provide telecommunication services to us despite their significant shareholding in us. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.

         The failure of Rostelecom, Transtelecom, local operators or any other provider to comply with lease arrangements or our inability to obtain other long-term leases on a timely basis or maintain existing leases for fiber optic cable or transmission capacity would prevent us from deploying and operating our network as planned. This could have a material adverse effect on our ability to operate.

         In Ukraine, we lease transmission capacity from Ukrtelecom, which is the Ukrainian fixed phone line network operator. If Ukrtelecom does not make investments to significantly increase the capacity of its transmission network or if we are not able to lease capacity from another source, we will not have sufficient transmission capacity to expand our subscriber base.

OUR ABILITY TO PROVIDE OUR SERVICES IS DEPENDENT ON SECURING AND MAINTAINING INTERCONNECTION AGREEMENTS WITH ROSTELECOM, UKRTELECOM AND OTHER FACILITIES PROVIDERS

         Our ability to provide telecommunications services depends on our ability to secure and maintain interconnection agreements with Rostelecom, Ukrtelecom and other incumbent owners of networks. Since we do not currently anticipate owning all the facilities we need to operate our networks, we will always rely on the telecommunications networks of other providers to some degree. Interconnection is required to complete calls that originate on our networks but terminate outside our networks, or that originate from outside our networks and terminate on our networks. Our current interconnection agreements with incumbent operators expires in various years between 2004 and 2014. It is possible that in the future our interconnection agreements may not be renewed or not renewed on a timely basis or on commercially reasonable terms.

         In Russia, we are dependent on Rostelecom for the provision of leased lines and/or interconnect circuits used to connect our points of interconnection to our network backbones. A failure by Rostelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customers' demands on certain routes, has in the past given rise to capacity constraints in our network on certain routes. While we believe that these capacity constraints have been eliminated, we may continue to experience capacity constraints until we increase the number of points of interconnection to our network, allowing us to route a greater proportion of traffic over our network.

         On December 29, 2003, we met with the Ministry of Communications. We discussed the use of non-geographical numbering on fixed telecommunication networks. As a result of this meeting, we and the Ministry agreed to continue researching the possibility of developing an experimental zone, with Sovintel and Combellga as participants, in addition to Comincom, in which we would route our customers' long distance traffic through our own network and route long distance traffic of interconnected operators to Rostelecom's network. We have agreed to utilize Rostelecom's technical facilities for our international traffic with the right to have our own direct interconnection agreements and settlements with foreign operators for such traffic. Also as a result of the meeting, we are also working with the Ministry on plans to change our non-geographical numbers to geographical numbering capacity.

         In Ukraine, we are dependent on Ukrtelecom for the provision of leased lines and/or interconnect circuits used to connect our indirect access customers throughout Ukraine as well as to provide access to our network backbone in Russia. A failure by Ukrtelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customer demand on certain routes, could give rise to capacity constraints in our network on certain routes in Ukraine.

OUR NETWORK MAY NOT BE ABLE TO SUPPORT THE GROWING DEMANDS OF OUR CUSTOMERS

         The uninterrupted operation of our networks is vital to our success. The stability of our systems depends on our ability to provide sufficient capacity to meet the needs of our customers, and that, in turn, depends on the integration of suitable technology into our networks. As we continue to increase both the capacity and the reach of our networks, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.

         It is possible that the current economic difficulties and historical circumstances in Russia and Ukraine may create difficulties in maintaining our network. We rely to a significant degree on the Russian and Ukrainian networks being able to deliver our services, and the underdevelopment of such networks may hinder our ability to obtain sufficient capacity for our traffic volumes, especially as we expand our Internet access business. Moreover, it is increasingly difficult to expand within Moscow because the existing city network does not have sufficient capacity, and we may be unable to procure enough telephone numbers and connection lines for our customers utilizing our services. These factors may have a material adverse effect on our expansion plans and our ability to provide services to new customers.

RUSSIAN COMPANIES MAY BE REQUIRED TO ADOPT A PLAN OF LIQUIDATION WHEN THEIR NET ASSETS ARE NEGATIVE

         Under Russian law, in the event the value of a company's net assets is less than the minimum charter capital allowed by law, such company may be required to adopt a decision to liquidate. Even if the company declines to approve its liquidation, governmental agencies responsible for the State registration of companies, as well as other designated State bodies, for example, the Federal Commission for the Securities Market, are authorized to bring a lawsuit seeking liquidation of the company until the expiration of the relevant statute of limitation. Some of our subsidiaries have in the past and continue to have negative net asset values which could make them subject to the legal requirement to adopt a plan of liquidation.

WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES

         Most of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of services we provide and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our services. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest to upgrade local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our operations. If we experience delays or interruptions in our operations due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our services and move to competing providers of online services. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR OUR ONLINE SERVICES

         We host a wide variety of services that enable individuals to exchange information, generate content and engage in various online activities. The laws in the jurisdictions in which we operate and in most other jurisdictions relating to the liability of providers of these online services for activities of their users is currently unclear. Claims in some jurisdictions have been threatened and brought against other service providers for defamation, negligence, copyright or trademark infringement, unlawful activity, and tort. Due to the unsettled nature of the law in this area, we may be subject to these and other actions in the jurisdictions in which we conduct our business. Our defense of any such actions could be costly and could distract our management and other resources.

WE ARE IN A COMPETITIVE INDUSTRY AND OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

         The market for our products and services is competitive and we expect that competition, especially in underdeveloped markets, will continue to intensify. As we expand the scope of our offerings, we will compete directly with a greater number of competitors providing business services in the same markets. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

         Our competitors include incumbent Russian and Ukrainian operators and other large international telecommunications providers doing business in the CIS. Our competitors may have substantially greater resources, closer ties to governmental authorities and longer operating histories. These advantages may give them a competitive edge over alternative providers like us. This competition may result in a loss of customers, falling prices and a decline in revenues.

         We are operating in recently liberalized markets in an evolving and highly competitive industry. We expect our competitors to continually improve their products and services while also reducing their prices. Our success will depend on our ability to compete effectively in this environment.

         The telecommunications market in Russia has historically been dominated by Svyazinvest, including its subsidiary, Rostelecom, and in Ukraine by Ukrtelecom, both being former state monopoly telecommunications services providers. These companies and other established competitors have significant competitive advantages over us which include:

         -        Greater resources, market presence and network coverage;

         -        Greater brand name recognition, customer loyalty and goodwill;

         - Control over domestic transmission lines and over access to these lines by other participants; and

         - Close ties to national and local regulatory authorities which may be reluctant to adopt policies that would give rise to increased competition for Rostelecom or Ukrtelecom.

OUR PARTNERS ARE OFTEN ALSO OUR COMPETITORS

         Notwithstanding the provisions of the agreements with our venture partners, such partners sometimes compete directly with our ventures. Competition with our venture partners in the same markets may create conflicts of interest and may result in deadlock in management and loss of customers.

         In 2002, we acquired the remaining 50% ownership interest of Sovintel from Rostelecom, the dominant international and domestic long distance carrier in Russia. As a result of this transaction, we are now directly competing with Rostelecom, a formerly state-owned enterprise that previously was our partner in Sovintel. Similarly, most of our regional partners across Russia offer local and long distance services in competition with our local ventures and Sovintel.

LEASE AGREEMENTS FOR PREMISES WE ARE USING TO PLACE OUR TELECOMMUNICATIONS EQUIPMENT ARE NOT REGISTERED

         We lease premises in order to place our telecommunication equipment, including base stations and switches. Many lease agreements for the term of more than one year are not registered, which is a violation of Russian law which means these lease agreements are invalid. The violations may also have a negative tax impact on us because we may not be able to deduct such lease payments. Although we have applied for registration of some of the lease agreements, others cannot be registered because certain landlords have not registered their ownership rights over the premises and are not willing to do so as it involves additional expense. Therefore, because these lease agreements are invalid we cannot guarantee that our landlords will not terminate them early, in which case we will have to relocate our corresponding telecommunication equipment. That relocation may cause disruption of the services we offer and require us to obtain new permissions to operate our telecommunication equipment.

         Several aspects of Comincom's lease agreements may affect the validity of such lease agreements and may have a negative tax impact on Comincom, including, in particular, (a) the apparent failure to obtain the consent of the owner of the premises to the lease of the premises to Comincom as is required under Russian law; (b) the apparent failure to register various long term lease agreements with the appropriate real estate registration authority as required by Russian law; and (c) the apparent failure to obtain an agreement for the extension of a number of lease agreements upon the expiration of the initial term of such leases.

         Further, a number of Comincom's lease agreements do not specify the permitted use of the leased premises, although such premises are generally used to house equipment. Landlords of such properties may have the right to terminate such lease agreements at any time on the grounds that Comincom is using such premises in an unauthorized manner. If Comincom is forced to remove key items of equipment as a result of any deficiencies in or termination of its lease agreements, then the business activities of Comincom or Combellga, may be significantly disrupted.

         The majority of Combellga's equipment, and to a lesser extent the equipment of Comincom, has been installed and is maintained at a number of locations pursuant to services arrangements pursuant to which Combellga, or Comincom, as the case may be, is either the service provider or the recipient of services. Under Russian law, it is unclear whether such arrangements provide a sufficient legal basis for the installation and operation of telecommunications equipment. In addition, Russian law generally provides that a client may terminate a services agreement unilaterally at any time provided that the client has paid all expenses incurred by the service provider. At the same time, a service provider may terminate a services agreement unilaterally at any time provided that such provider has paid in full the damages suffered by its client as a result of such termination. Therefore, there is a risk that a client or service provider may terminate a service agreement with Comincom at any time, and, as a result, Comincom would be required to remove its telecommunications equipment upon such termination. The termination of agreements pursuant to which Comincom has installed telecommunications equipment at the premises of Comincom's clients or third parties may significantly disrupt the provision of telecommunications services by Comincom.

OUR EXISTING BILLING AND MANAGEMENT INFORMATION SYSTEMS MAY NOT BE ABLE TO MEET OUR FUTURE NEEDS

         We may encounter difficulties in enhancing our billing and management information systems and in integrating new technology into such systems. We have historically operated through distinct companies, but we are in the process of integrating our billing and management information systems so that we will be able to bill our customers and to manage other administrative tasks through a single system. If we are unable to integrate and upgrade our billing and management information systems to support our integrated operations, our billing may suffer.

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

WE MAY ENCOUNTER DIFFICULTIES IN FULLY COMPLYING WITH APPLICABLE LAWS DUE TO CONFUSION IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

         The application of the laws of any particular country is not always clear or consistent. This is particularly so in Russia, Ukraine and other CIS countries where the pace of legislative drafting has not always kept pace with the demands of the marketplace. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from those in the US and other

Western countries. As a result, it is often difficult to ensure that we are in compliance with changing legal requirements. If we, any of our ventures or acquired companies are found to be involved in practices that do not comply with local laws or regulations, then we may be exposed, among other things, to significant fines, the risk of prosecution or the suspension or loss of our licenses, frequency allocations, authorizations or various permissions, any of which could have a material adverse effect on us.

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

         The Ministry of Communications and the Ukrainian Communications Committee regularly checks our compliance with the requirements of the applicable legislation and our telecommunications licenses. We use our best efforts to comply with all such requirements. However, we cannot assure you that in the course of future inspections we will not be found to be in violation of the applicable legislation. Any such finding could have a material adverse effect on our operations.

         It may be difficult and prohibitively expensive for us to comply with applicable Russian telecommunications regulations related to state surveillance of communications traffic. Currently, Ukrainian authorities are also trying to implement state surveillance of communications traffic. Full compliance with these regulations that allow the state to monitor voice and data traffic may be overly burdensome and expensive. Noncompliance may lead to the imposition of fines or penalties on us, or the revocation of our operating licenses. Further, some customers may decline to utilize the services of a telecommunications provider whose networks facilitate state surveillance of communications traffic.

OUR TELECOMMUNICATIONS LICENSES MAY NOT BE EXTENDED OR MAY BE SUSPENDED OR
REVOKED

         Our telecommunications licenses expire in various years from 2004 to 2014. Assuming compliance, licenses are normally automatically renewed upon the same terms and conditions. If renewed, our licenses may contain additional obligations, including payment obligations, or may cover reduced service areas. If our telecommunications license for provision of local, intercity, interzonal and international telephone services in the Moscow and St. Petersburg license area, which expires on March 17, 2008, is not renewed, our business could be adversely affected. Depending on the growth of our business in the other license areas, the failure to have any other particular license renewed could also materially adversely affect our business.

         If we fail to completely fulfill specific terms of any of our telecommunications licenses related to line and operational capacity, territorial or other technical requirements, payment or reporting obligations, local registrations of our telecommunications licenses, frequency permissions or other governmental permissions or if we provide our services in a manner that violates applicable law, the Ministry of Communications may suspend or terminate our licenses, frequency permissions or other governmental permissions. If any of our telecommunications licenses are suspended or terminated or if extensions requested are not granted and action is taken against our company or our subsidiaries, our business could be adversely affected.

         In addition, many of our telecommunications licenses have not been registered with local offices of the Ministry of Communications in the regions where we do not operate our own equipment. Although, the Ministry of Communications has informed us, in many cases only verbally, that we do not need a local registration until we start to operate our equipment in the area, failure to register contradicts the terms of our licenses. We cannot guarantee that the Ministry of Communications will maintain this position and will not take action against us for not registering our telecommunication licenses, which could have a negative impact on our business.

WE MAY FAIL TO OBTAIN RENEWALS OR EXTENSIONS OF OUR PERMISSIONS TO OPERATE TELECOMMUNICATIONS EQUIPMENT

         Many permits to operate our telecommunication equipment expire on various dates between 2004 and 2006 prior to the expiration date of our corresponding telecommunications licenses. We cannot predict whether we will be able to obtain extensions of such permits and whether extensions will be granted in a timely manner and without any significant additional costs. Failure to obtain renewals or extensions of permits to operate our telecommunications equipment could have a material adverse effect on our business.

         Due to the uncertain regulatory framework in which we operate, the rapid expansion of our network and the time it takes to obtain all the necessary permissions, it is often the case that we are not able to obtain all of the permissions for the various telecommunications equipment that we operate. It may take a long time to obtain the final permissions for particular telecommunications equipment, which could result in delays in providing services and expanding our network. The Ministry of Communications usually issues such permissions for a limited period of time, which is often less than the period for which it issues a license. For example, a number of permissions to operate some of the telecommunications equipment we currently use have expired. We have not yet received new permissions to operate such equipment. If the Ministry of Communications refuses to issue such permissions, it could have a material adverse effect on our business.

WE MAY FAIL TO OBTAIN RENEWALS OR EXTENSIONS OF OUR FREQUENCY ALLOCATIONS FOR OUR EARTH STATIONS AND OTHER RADIO FREQUENCY EQUIPMENT THAT WE USE IN OUR OPERATIONS

         Our frequency allocations for most of our license areas expire on the expiration date of our corresponding licenses. We cannot predict whether we will be able to obtain extensions of our frequency allocations and whether extensions will be granted in a timely manner and without any significant additional costs. It is possible that there could be a reallocation of frequencies upon the expiration of existing allocations or the granting of frequency allocations for the same channels as our frequency allocations, requiring that we coordinate the use of our frequencies with the other license holder and/or experience a loss of quality in our network.

         If we fail to obtain renewals or extensions of our frequency allocations for parts of our network based on radio frequencies, which expire on various dates between 2004 and 2008, or if other license holders are granted overlapping frequencies, our business could be adversely affected.

                RISKS ASSOCIATED WITH OUR SHAREHOLDING STRUCTURE

OUR SIGNIFICANT SHAREHOLDERS HAVE ENTERED INTO A SHAREHOLDERS AGREEMENT WHEREBY THESE SHAREHOLDERS EXERCISE EFFECTIVE CONTROL OVER OUR BOARD OF DIRECTORS

         In August 2003, as part of the acquisition of Comincom from Telenor, our major shareholders entered into a Shareholders Agreement which became effective upon close of the transaction in December 2003. In accordance with the terms of the Shareholders Agreement, Alfa, Telenor, Rostelecom, Capital and Barings are able to exercise effective control over our Board of Directors. These relationships create the potential for conflicts of interest between us and our shareholders. Although the Shareholders Agreement and other agreements among the shareholders reduce the chance for conflicts of interest, we cannot assure that any conflicts of interest will be resolved in our favor. We cannot assure you that any group of directors will not take any actions that may adversely affect the interests of minority shareholders. Further, if we consummate any future acquisitions, such agreements may be amended or we and our shareholders may enter into new agreements.

OUR SIGNIFICANT SHAREHOLDERS HAVE OTHER INTERESTS WHICH MAY CONFLICT WITH OUR INTERESTS

         One of our significant shareholders, Rostelecom, is one of our direct competitors. Two of our shareholders, Alfa and Telenor, have ownership interests in Vimpelcom, with whom we have significant commercial relationships. Although we structure transactions so that they are at "arm's length", we cannot assure you that these shareholders will not apply pressure on the Company to enter into transactions which may not be the most commercially favorable to us.

THE CURRENT GOVERNMENT'S WELL-PUBLICIZED CAMPAIGN AGAINST RUSSIA'S SO-CALLED "OLIGARCHS" COULD HAVE ADVERSE EFFECTS ON US

         It has been widely reported in Russian and foreign media that the Russian government is exerting pressure on the so-called "oligarchs" to cause them to divest their commercial interests in certain economic areas of activity. The media has reported also that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the "oligarchs" and their businesses has seriously affected the economic activities of these enterprises and their management.

         If the current or future governments in Russia were to apply significant pressure on Alfa and its affiliated companies, it could have serious adverse effects on our operations and financial results. Such effects could include, but would not be limited to, the inability of the Board of Directors to act independently from external pressure and the distraction of our management from our day-to-day operations.

ALFA'S DISPUTE WITH THE MINISTRY OF COMMUNICATIONS MAY ADVERSELY AFFECT OUR BUSINESS

         It has been widely reported that Alfa is involved in a dispute with the Ministry of Communications. Should that dispute continue or escalate then the Ministry of Communications may put pressure on Alfa and its holdings. One of Alfa's holdings is Vimpelcom, our largest customer. Should the Ministry of Communications apply pressure on us or Vimpelcom, it could have serious adverse effects on our operations and financial results.

                RISKS ASSOCIATED WITH OUR SHARES OF COMMON STOCK

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED

         For the first time, our Board of Directors has decided to pay a dividend. The Board has declared a dividend of $0.20 per common share to shareholders of record on March 18, 2004. The Board of Directors reviews our policy on dividends annually. Even if we continue to generate significant cash flows in the future, our Board of Directors may elect to retain earnings for our future development or for other reasons and, consequently, not declare a dividend. Further, if we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends to us which in turn will limit our ability to pay dividends to our shareholders.

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

         The price of our shares has been subject to significant volatility since our IPO in 1999. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:

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

         - Mergers and strategic alliances in the telecommunications industry; and

         - Inconsistent or restrictive government regulation in the Russian and Ukrainian telecommunications industries.

         In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. This is particularly true for companies with relatively small capitalization, such as ours.

         ITEM 2.PROPERTIES

         We possess the right to occupy and utilize four floors, 3,900 square meters, of a building in central Moscow which serves as the principal office for Sovintel and which houses our representative office. The right to occupy and utilize this space is through a ten-year lease. This lease expires in July 2012.

         We possess the right to occupy and utilize six floors of a building in eastern Moscow, which serve principally as an office for the Consumer Internet Services division of Sovintel. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

         We possess the right to occupy and utilize six floors, 3,500 square meters of a building in central Moscow, which serves as the principal office for Comincom and Combellga. The right to occupy and utilize this space is through a one-year lease, which expires in December 2004. We possess the right to occupy and utilize two additional floors, 1,200 square meters in the same building with the right to occupy and utilize this space is through a three-year lease, which expires in December 2006.

         Golden Telecom (Ukraine) occupies office and technical premises located in Kiev under long-term leases which expire in 2006. Additionally they lease a dealer-center and shop premises. Golden Telecom (Ukraine) also occupies an office and technical premises in Odessa under a lease which expires in 2005.

         We own a 5 floor, 2,600 square meters, building in Nizhny Novgorod which serves as the principal office for ADS and we own a 5 floor, 4,400 square meters, building in Krasnoyarsk which serves as the principal office for Sibchallenge and Tel.

         We lease various buildings and space in buildings throughout the Commonwealth of Independent States that we use for our offices. Beside these office spaces, our principal facilities consist of telecommunications installations, including switches of various sizes, cables and VSAT and other transmission devices located throughout the Commonwealth of Independent States. We believe that our facilities are adequate for our current needs

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On November 28, 2003, the Company held a special meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from shareholders of record of its common stock as of the close of business on October 28, 2003. The special meeting of shareholders was held to consider a proposal by the Company's Board of Directors to issue shares of the Company's common stock in excess of 20% of the Company's outstanding shares of common stock prior to issuance of the new shares, in connection with the Company's acquisition of all of the capital stock of OAO Comincom, an open joint stock company existing under the laws of the Russian Federation.

         (1) Approve the issuance by Golden Telecom, Inc. of 20% or more of its common stock in connection with the acquisition of OAO Comincom, an open joint stock company existing under the laws of the Russian Federation - FOR 25,829,883 shares; AGAINST 4,803 shares; ABSTAIN 17,837 shares.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol "GLDN". The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market. We have not paid any cash dividends on our common stock. The Board of Directors reviews the Company's policy on dividends annually. In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The total amount payable to shareholders will be approximately $7.2 million. We believe that we have reached a level of operating profitability that allows for expansion and maintenance capital expenditures to be financed entirely from operational cash flows, and therefore we expect that a dividend will continue to be paid in the future.

                                            HIGH             LOW
                                            -----           -----
2002:

  First quarter...................          16.67           11.59
  Second quarter..................          18.00           14.27
  Third quarter...................          17.42           12.00
  Fourth quarter..................          16.01           10.28

2003:

  First quarter...................          15.19           12.27
  Second quarter..................          24.50           14.58
  Third quarter...................          32.76           22.50
  Fourth quarter..................          30.11           25.18

         As of March 8, 2004, there were approximately 18 holders of record of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information on securities that were authorized for issuance under The 1999 GTI Equity Participation Plan as of December 31, 2003:

                                     (a)                      (b)                    (c)

                                                                                 NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                             BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      EQUITY COMPENSATION
                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,  PLANS (EXCLUDING SECURITIES
                              WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN(a)).

PLAN CATEGORY
Equity participation plan
approved by security
holders..................            904,272                 $  13.49                    831,808

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2003, the Company issued 7,007,794 shares of common stock, par value $0.01 to Telenor in settlement for its ownership interest in Comincom. No underwriter or underwriting discount was involved in the offering. Exemption from registration was claimed under the Securities Act of 1933 afforded by
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data at December 31, 1999, 2000, 2001, 2002 and 2003, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. which have been audited by Ernst & Young (CIS) Limited, independent auditors.

         The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------
                                        1999       2000        2001       2002       2003
                                      --------   ---------   --------   --------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................     $ 97,931   $ 113,089   $140,038   $198,727   $ 360,534
Cost of revenues (excluding
  depreciation and amortization).       40,516      50,954     63,685     91,189     181,085
Gross margin.....................       57,415      62,135     76,353    107,538     179,449
Selling, general and administrative
  (excluding depreciation and
  amortization)..................       41,011      45,420     48,935     46,147      64,384
Depreciation and amortization....       28,143      31,851     41,398     29,961      45,334
Abandonment and restructuring
charge...........................       19,813          --         --         --          --
Impairment charge................           --          --     31,291         --          --
Income (loss) from operations....      (31,552)    (15,136)   (45,271)    31,430      69,731
Equity in earnings (losses) of
ventures.........................       (6,677)       (285)     8,155      4,375       4,687
Interest income (expense), net...        2,814       7,126        777       (667)       (872)
Foreign currency loss............       (2,739)       (390)      (647)    (1,174)       (232)
Minority interest................       (1,477)       (431)      (117)      (527)       (480)
Other non-operating expense......          --         (148)        --         --          --
Provision for income taxes.......        6,823         990      1,902      4,627      17,399
Net income (loss) before
  cumulative effect of change
  in accounting principle........      (46,454)    (10,254)   (39,005)    28,810      55,435
Cumulative effect of change in
  accounting principle...........           --          --         --        974          --
Net income (loss)................      (46,454)    (10,254)   (39,005)    29,784      55,435
Net income (loss) per share before
  Cumulative effect of change in
  accounting principle - basic(1)        (3.38)      (0.43)     (1.65)      1.20        1.95
Cumulative effect of change in
  accounting principle...........           --          --         --       0.04          --
Net income (loss) per share -
basic(1).........................        (3.38)      (0.43)      (1.65)     1.24        1.95
Weighted average shares - basic(1)      13,736      24,096     23,605     24,102      28,468
Net income (loss) per share before
  cumulative effect of change in
  accounting principle - diluted(1)      (3.38)      (0.43)     (1.65)      1.17        1.90
Cumulative effect of change in
  accounting principle...........           --          --         --       0.04          --

Net income (loss) per share -
diluted(1).......................        (3.38)      (0.43)     (1.65)      1.21        1.90
Weighted average shares -
diluted(1).......................       13,736      24,096     23,605     24,517      29,107

                                                          AT DECEMBER 31,
                                     -------------------------------------------------------
                                       1999        2000       2001       2002        2003
                                     --------   ---------   ---------  ---------   -------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........    $ 162,722  $  57,889   $  37,404  $  59,625   $  65,180
Investments available for sale...           --     54,344       8,976         --          --
Property and equipment, net......       62,176     82,377      98,590    166,121     283,110
Investments in and advances to
ventures.........................       45,196     49,629      45,981        721         251
Goodwill and intangible assets, net     53,467     70,045      57,146    127,669     248,843
Total assets.....................      366,624    348,456     300,384    435,810     729,226
Total debt, including current
  portion........................       28,029     18,997      22,220     40,495       7,980
Minority interest................        2,816      3,337       5,967      2,187       2,722
Shareholders' equity.............      288,552    283,193     220,844    307,458     580,231

----------

(1) Per share amounts in this table were calculated based upon the assumption that the 10,600,000 common shares issued in connection with the formation of the Company are outstanding for all periods prior to September 30, 1999.

         Refer to Note 5 to the Consolidated Financial Statements for descriptions of recent acquisitions that impact the comparability of financial information. Other business combinations not disclosed in the footnotes were as follows:

         In August 1999, the Company increased its beneficial ownership in TCM from 95% to 100%. Goodwill in the amount of $3.2 million was recorded by the Company.

         An affiliate of ING Barings which indirectly owned 12.25% of Golden Telecom (Ukraine), contributed its indirect interest in Golden Telecom (Ukraine) to a wholly owned subsidiary of Golden Telecom, Inc., upon the consummation of the Initial Public Offering ("IPO") on September 30, 1999 in exchange for 420,000 newly issued shares of common stock of the Company. In accordance with the subscription agreement filed with the United States Securities and Exchange Commission at the time of the IPO, an additional 30,000 shares of common stock in the Company were issued in full and final settlement to the affiliate of ING Barings. Our beneficial interest in Golden Telecom (Ukraine) increased from 56.75% to 69% as the result of this transaction.

         In June 1999, the Company acquired the assets of Glasnet, a Moscow based Internet Services Provider ("ISP"). In July 1999, the Company acquired a 75% interest in SA Telcom LLP, a telecommunications and data services provider in Kazakhstan. In December 1999, the company acquired the assets of Nevalink, an ISP, and full-equity ownership of NevaTelecom. Both Nevalink and NevaTelecom provide telecom and Internet services to the St. Petersburg market. These acquisitions were purchased for approximately $2.5 million in cash.

         In February 2000, Golden Telecom (Ukraine), acquired 99% of Sovam Teleport Ukraine, including a 51% interest previously held by third parties. Sovam Teleport Ukraine is a provider of data and Internet services to Ukraine-based business. In March 2000, the Company acquired the assets of Referat.ru and Absolute Games, two leading vertical Internet portals in the education and computer gaming categories of the Russian Internet. In April 2000, the Company acquired the assets of Fintek, a prominent Moscow-based Web design studio and 51% of Commercial Information Networks, the largest Internet service provider in Nizhny Novgorod. In September 2000, SFMT-Rusnet, Inc., a wholly-owned subsidiary, acquired 25% of SA Telcom LLP, a telecommunications and data services provider in Kazakhstan, bringing its ownership interest in this company up to 100%. The combined purchase price was less than $3.0 million in cash.

         In October 2000, the Company acquired the assets of IT INFOART STARS, a leading horizontal Russian and English language Internet portal, for approximately $8.3 million in cash. In December 2000, the Company acquired Agama Limited ("Agama") that owns the Agama family of web properties for approximately $13.1 million in cash and the issuance of 399,872 shares of the Company's common stock valued at $3.8 million.

         In December 2000, the Company acquired an approximately 24% ownership interest in MCT Corp. in exchange for the Company's 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owned the Company's Russian mobile operations.

         Refer to Note 4 to the Consolidated Financial Statements for a description of the change in method of accounting for goodwill in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to our financial condition and results of operations of the Company for each of the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

         We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in 165 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

         - BUSINESS AND CORPORATE SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

         - CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

         - CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based networks, we provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine and Kazakhstan; and

         - MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

         We intend to offer all of our integrated telecommunication services under the Golden Telecom brand, although, due to the recent acquisition of OAO Comincom ("Comincom"), some services still carry the Combellga brand. Our dial-up Internet services are distributed under the ROL brand in Russia and Kazakhstan and under the Svit-On-Line brand in Ukraine.

         Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 15 mobile operations located throughout Russia and in Uzbekistan and Tajikistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations. In August 2003, MCT concluded a binding agreement with OJSC Mobile TeleSystems on the sale of five of its cellular operators. OJSC Mobile TeleSystems acquired these five cellular operators from MCT for $70.0 million and assumed certain guarantees as part of the transaction.

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

         We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States ("US") dollar - ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the US dollar has become relatively stable since early 2000, has appreciated during 2003 and price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

         Since early 2000, we have witnessed a recovery in the Russian market, but downward pricing pressures persists from increased competition and the global trend toward lower telecommunications tariffs. In 2001, 2002 and during 2003, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributory factor to the increases in our revenue in 2001, 2002 and during 2003. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace.

         In order to handle additional traffic volumes, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes to mitigate declines in traffic margins, reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services. We expect to and have continued to add additional transmission capacity, which due to its fixed cost nature can initially depress margins, but will over time allow us to improve or maintain our margins.

         On January 1, 2004, a new law on telecommunications ("New Law") came into effect in Russia. The New Law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. We cannot predict with any certainty how the New Law will affect us. The New Law may increase the regulation of our operations and until such time as appropriate implementing regulations consistent with the New Law are promulgated by the Ministry of Communications, there will be a period of confusion and ambiguity as regulators interpret the legislation.

         In Kiev, Ukraine we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity and other infrastructure requirements are unable or unwilling to perform under their contracts with us.

         We have entered into an interim arrangement with Ukrtelecom on allocation of indirect numbering capacity to us, and expect the allocation to be completed in the beginning of 2004, which will cause us to incur significant additional costs. This would enable us to participate in sharing profits from fixed-to-mobile calls termination on a par with other Ukrainian mobile operators. However, introduction of CPP principle may eventually decrease average revenue per subscriber in our mobile network in Ukraine.

         In 2003 we signed new amendments to the settlement agreement with Ukrtelecom allowing incoming international traffic termination to Ukrainian public switched telephone network ("PSTN") via Ukrtelecom's network. Also, we signed a new agreement with Utel for incoming international traffic termination to Ukrainian PSTN's. Outgoing international traffic is routed through our international gateway to international operators using least-cost routing.

         A faction within the Parliament introduced a bill which would have prevented telecommunications operators from charging for incoming calls of any kind. Although the sponsors of the bill were attempting to expedite the calling party pays' ("CPP") concept common in other countries, they overlooked the basic requirements needed to fully support the concept in Ukraine, namely legislation governing inter-operator settlements and billing functionality enhancements within the local infrastructure. The bill was defeated in early 2002 after successful lobbying by the major players in the market, however, in February 2003, the Ukrainian Parliament overrode the President's veto and adopted an amendment to the Ukrainian Communications law prohibiting all telecommunications operators from charging their end-user customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003.

         State regulated tariffs for calls from the public switched telephone network to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls in to mobile networks. To effect CPP settlements on our network we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer. This agreement also releases direct city numbering capacity for future sale to CLEC customers.

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

         We have seen a significant year-over-year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well. In June 2001, we completed the purchase of a leading Russian Internet service provider ("ISP"), Cityline, together with Uralrelcom, another ISP and an infrastructure company, ZAO First Telecommunications Company ("PTK"), and together, these entities allowed us to increase our regional dial-up Internet presence and increase our numbering capacity and access lines in Moscow. The new Moscow capacity was initially placed into service in July 2002. The Moscow numbering capacity and some of the access lines provided by PTK are allocated to support Business and Corporate Services and Carrier and Operator Services division end-user customers, with the majority of the access lines being allocated to support planned increases in dial-up Internet subscribers in our Consumer Internet Services division.

         We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations during 2004. As of April 15, 2003, all assets, liabilities, rights and obligations of TeleRoss were transferred to Sovintel as part of the legal merger of these two wholly-owned subsidiaries.

RECENT ACQUISITIONS

         In August 2003, we completed the acquisition of 100% ownership interest in OOO Sibchallenge ("Sibchallenge"), a telecommunications service provider in Krasnoyarsk, Russia for cash consideration of approximately $15.4 million. The acquisition of Sibchallenge establishes our presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements.

         In December 2003, we completed the acquisition of 100% of the shares in Comincom from Nye Telenor East Invest ("Telenor") for a total purchase price of approximately $195.3 million, consisting of approximately $193.5 million in GTI's common stock and direct transaction costs of approximately $1.8 million. The acquisition of Comincom further strengthens our position in the key Moscow and St. Petersburg communications markets, and positions us to realize future operating and capital expenditure synergies. Comincom provides telecommunications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia, including Moscow, St. Petersburg, Voronezh, Samara and several other major population centers.

         In February 2004, we completed the acquisition of ST-Holdings, a Czech company that owns slightly over 50% in ZAO Samara-Telecom, a telecommunications service provider in Samara, Russia from SMARTS and individual owners for approximately $4.8 million in cash.

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

         Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers and installed. Under multiple-delivery contracts involving a combination of product delivery, installation and maintenance, connection and service fees, revenues are recognized based on the relative fair value of the respective amounts. Elements are grouped if they are inseparable or objective evidence of fair value does not exist. Certain revenues, such as connection and installation fees, are deferred. We also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are periodically reassessed by us, and such reassessment may impact our future operating results. In determining the recording of revenue, estimates and assumptions are required in assessing the expected conversion of the revenue streams to cash collected.

         Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $2.1 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

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

         Goodwill and assessment of impairment; Commencing from the adoption of Statement on Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2003, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

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

         Business segment information; we changed our reporting for business segments in the second quarter of 2003. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, we managed our business segments based on telecommunications products that we provided. In the first quarter of 2003, we re-designed our business segments around customer characteristics. Currently, we report four segments within the telecommunications industry: Business and Corporate Services, Carrier and Operator Services, Consumer Internet Services and Mobile Services. A significant portion of our cost structure, including our investment in infrastructure, benefits multiple segments. As a result, we perform allocations of certain costs in order to report business segment information for management and financial reporting purposes. Applying different allocation techniques and parameters could impact the reported results of individual business segments.

         Functional currency; effective January 1, 2003, Russia is no longer considered a hyperinflationary economy, therefore the determination of functional currency for United States generally accepted accounting principles ("US GAAP") reporting purposes should be based on the analysis of the underlying business transactions for each Russian subsidiary. We have determined in accordance with the functional currency criteria of SFAS No. 52, "Foreign Currency Translation", the US dollar should be considered the functional currency of all Russian subsidiaries. There are subjective elements in this determination, including a weight given to each specific criteria established by SFAS No. 52. Changes in the underlying business transactions could lead to different functional currency determination for a particular subsidiary, which would have an impact on its reported financial position and results of operations.

CRITICAL ACCOUNTING ESTIMATES

         Accounting estimates are an integral part of the financial statements prepared by management and are based upon management's current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management's current judgment. We believe the following items represent such particularly sensitive accounting estimates:

         Allowance for doubtful accounts; any changes in the underlying assumptions of recoverability of accounts receivable by respective aging group or certain specific accounts that are excluded from the specific and general allowances could have a material effect on our current and future results of operations. We believe that the allowance for doubtful accounts is adequate to cover estimated losses in our accounts receivable balances under current conditions.

         Tax provisions; in the course of preparing financial statements in accordance with US GAAP, we record potential tax loss provisions under the guidelines of SFAS No. 5, "Accounting for Contingencies". In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, "Accounting for Income Taxes". Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.

         Useful lives of property and equipment and certain intangible assets; our network assets and amortizable intangible assets are depreciated and amortized over periods generally ranging from five to ten years. Any reduction or increase in the estimated useful lives for a particular category of fixed assets or intangible assets could have a material effect on our future results of operations.

         Business combinations; SFAS No. 141, "Business Combinations", requires us to recognize the share in the assets of businesses acquired and respective liabilities assumed based on their fair values. Our estimates of the fair value of the identified intangible assets of businesses acquired is based on our expectations of future results of operations of such businesses. In particular, our valuation of Comincom's identified intangible assets might change as the appropriate regulations consistent with the new Russian law on telecommunications, that came into effect on January 1, 2004, are promulgated and its effects on the future results of operations of Comincom become known.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. We have reviewed the requirements under SFAS No. 143 and have determined that no material legal obligations to remove long-lived assets exist. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

         In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, ". SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have a significant impact of the Company's consolidated financial position or results of operations.

         The effect of applying SFAS No. 123 on the reported net income (loss), as disclosed below is not representative of the effects on net income (loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                      TWELVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                               2001         2002            2003
                                                            ---------     --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported..............                $ (39,005)    $ 29,784        $ 55,435
Deduct:  total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                                    8,278        7,937           3,183
                                                            ---------     --------        --------
Pro forma net income (loss).................                $ (47,283)    $ 21,847        $ 52,252
                                                            =========     ========        ========
Net income (loss) per share:
  Basic - as reported.......................                  $ (1.65)    $   1.24        $   1.95
  Basic - pro forma.........................                    (2.00)        0.91            1.84
  Diluted - as reported.....................                    (1.65)        1.21            1.90
  Diluted - pro forma.......................                    (2.00)        0.89            1.80

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and established standards for determining under what circumstances a variable interest ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation ("FIN No. 46R") substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such a VIE is a special-purpose entity ("SPE"), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not an SPE. The adoption of FIN No. 46 did not have an impact on our results of operations or finanical position and we do not expect the additional transition provisions will have a significant impact on our 2004 financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company's results of operations or finanical position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for finanical instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

         GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 14 "Segment Information - Line of Business Data" to our consolidated financial statements.

         Our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As we currently believe our functional currency is the US dollar, this change did not have a material impact on our results of operations or financial position.

         According to Russian government estimates, inflation in Russia was 19% in 2001, 16% in 2002, and 14% in 2003. The Russian government expects inflation to be approximately 10% in 2004. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.

         We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations in 2004. In the first quarter of 2004, we expect to incur a reorganization charge in the range of approximately $2.0 million to approximately $3.0 million for headcount reductions in association with the operational integration of Comincom. As of April 15, 2003, all assets, liabilities, rights and obligations of TeleRoss were transferred to Sovintel as part of the legal merger of these two wholly-owned subsidiaries. This resulted in the reorganization of our operations along the lines of customer characteristics as opposed to the types of telecommunications products we provide. Therefore, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have aligned our operating segments in the manner that the chief operating decision maker manages the operations for purposes of making operating decisions and allocating resources.

         The discussion of our results of operations is organized as follows:

- Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2003 compared to the Consolidated Results of Operations for the Year Ended December 31, 2002

- Consolidated Financial Position. Consolidated Financial Position at December 31, 2003 compared to Consolidated Financial Position at December 31, 2002

- Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2002 compared to the Consolidated Results of Operations for the Year Ended December 31, 2001

         Consolidated Financial Position. Consolidated Financial Position at December 31, 2002 compared to Consolidated Financial Position at December 31, 2001

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

REVENUE

         Our revenue increased by 81% to $360.5 million for the year ended December 31, 2003 from $198.7 million for the year ended December 31, 2002. The overall increase in revenue was largely due to the consolidation of Sovintel's results of operations for a full year. The breakdown of revenue by business group was as follows:

                                  CONSOLIDATED REVENUE           CONSOLIDATED REVENUE
                                      FOR THE YEAR                   FOR THE YEAR
                                 ENDED DECEMBER 31, 2002        ENDED DECEMBER 31, 2003
                                 -----------------------        -----------------------
                                                    (IN MILLIONS)
REVENUE
  Business and Corporate
   Services.....................         $ 91.7                         $188.9
  Carrier and Operator Services            73.9                          128.5
  Consumer Internet Services....           21.8                           30.8
  Mobile Services...............           13.0                           13.9
  Eliminations..................           (1.7)                          (1.6)
                                         ------                         ------
TOTAL REVENUE...................         $198.7                         $360.5

         Business and Corporate Services. Revenue from Business and Corporate Services increased by 106% to $188.9 million for the year ended December 31, 2003 from $91.7 million for the year ended December 31, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in our domestic traffic revenues due to adding approximately 1,600 new corporate customers and signing up 74 new multi-tenant business centers in the year ended December 31, 2003 along with actively promoting new services among our client base. In addition, in the fourth quarter of 2003, we had approximately $5.0 million in customer premises equipment sales, higher than we have experienced in previous quarters.

         The acquisition of 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $6.7 million for the year ended December 31, 2003.

         Revenue from the Business and Corporate Services division of Golden Telecom (Ukraine) ("GTU") increased by 15% to $19.0 million for the year ended December 31, 2003 from $16.5 million for the year ended December 31, 2002. The increase in revenue was due to an increase in the total intercity minutes of use by business and corporate clients and an increase in monthly recurring charges offset by lower equipment sales.

         Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 74% to $128.5 million for the year ended December 31, 2003 from $73.9 million for the year ended December 31, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel, which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we have added a number of new carriers with increased volumes of traffic, especially voice over IP, and increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

         The acquisition of 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $2.0 million for the year ended December 31, 2003.

         Revenue for the Carrier and Operator Services division of GTU increased by 93% to $11.6 million for the year ended December 31, 2003 from $6.0 million for the year ended December 31, 2002. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

         Consumer Internet Services. Revenue from Consumer Internet Services increased by 41% to $30.8 million for the year ended December 31, 2003 from $21.8 million for the year ended December 31, 2002. The increase is largely the result of increases in the number of dial-up Internet subscribers from 242,155 at December 31, 2002 to 363,545 at December 31, 2003 and the average revenue per Internet subscriber increasing from approximately $7.84 per month to approximately $8.39 per month over the same period.

         Mobile Services. Revenue from Mobile Services increased by 7% to $13.9 million for the year ended December 31, 2003 from $13.0 million for the year ended December 31, 2002. Active subscribers increased from 35,386 at December 31, 2002 to 40,026 at December 31, 2003 and the average revenue per active subscriber has increased by 8% to approximately $30.74 per month due to an increasing number of subscribers on a tariff plan which allows for unlimited local calls for a fixed payment of $99 per month. As a result of the adoption of the CPP principle by the Ukrainian Parliament on September 17, 2003, we were unable to charge our mobile customers for incoming calls and our revenues were reduced accordingly.

EXPENSES

         The following table shows our principal expenses for the years ended December 31, 2002 and December 31, 2003:

                                 CONSOLIDATED EXPENSES   CONSOLIDATED EXPENSES
                                   FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                    DECEMBER 31, 2002     DECEMBER 31, 2003
                                 ---------------------   ---------------------
                                                (IN MILLIONS)
COST OF REVENUE
  Business and Corporate
   Services.......................       $ 47.9                   $ 84.8
  Carrier and Operator Services...         27.4                     74.9
  Consumer Internet Services......         14.6                     20.2
  Mobile Services.................          3.0                      2.8
  Eliminations....................         (1.7)                    (1.6)
                                         ------                   ------
TOTAL COST OF REVENUE.............         91.2                    181.1
Selling, general and
 administrative...................         46.1                     64.4
Depreciation and amortization.....         30.0                     45.3
Equity in earnings of ventures....         (4.4)                    (4.7)
Interest income...................         (1.6)                    (1.1)
Interest expense..................          2.2                      2.0
Foreign currency loss.............          1.2                      0.2
Provision for income taxes........       $  4.6                   $ 17.4

Cost of Revenue

         Our cost of revenue increased by 99% to $181.1 million for the year ended December 31, 2003 from $91.2 million for the year ended December 31, 2002.

         Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 77% to $84.8 million, or 45% of revenue, for the year ended December 31, 2003 from $47.9 million, or 52% of revenue, for the year ended December 31, 2002. The increase in cost of revenue and the decrease in cost of revenue as a percentage of revenue are mainly due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, in the fourth quarter of 2003, we had approximately $5.0 million in customer premises equipment sales with significantly lower margins as part of a strategy to provide a wider range of communication and Internet technology product to our existing customers.

         The acquisition of 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $2.9 million for the year ended December 31, 2003.

         Cost of revenue for the Business and Corporate Services division of GTU increased by 20% to $9.1 million, or 48% of revenue, for the year ended December 31, 2003 from $7.6 million, or 46% of revenue, for the year ended December 31, 2002.

         Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 173% to $74.9 million, or 58% of revenue, for the year ended December 31, 2003 from $27.4 million, or 37% of revenue, for the year ended December 31, 2002. The increase in cost of revenue and the increase in cost of revenue as a percentage of revenue was due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. Sovintel's cost of revenue as a percentage of revenue is traditionally lower margin bilateral voice. We began consolidating Sovintel into our results of operations from September 17, 2002.

         Cost of revenue for the Carrier and Operator Services division of GTU increased by 113% to $8.1 million, or 70% of revenue, for the year ended December 31, 2003 from $3.8 million, or 63% of revenue, for the year ended December 31, 2002. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

         The acquisition of 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $1.4 million for the year ended December 31, 2003.

         Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 38% to $20.2 million, or 66% of revenue, for the year ended December 31, 2003 from $14.6 million, or 67% of revenue, for the year ended December 31, 2002. The decrease as a percentage of revenue was mainly due to additional low cost interconnect capacity becoming available in the third quarter of 2002.

         Mobile Services. Cost of revenue from Mobile Services decreased by 7% to $2.8 million, or 20% of revenue, for the year ended December 31, 2003 from $3.0 million, or 23% of revenue, for the year ended December 31, 2002. The cost of revenue as a percentage of revenue decreased due to the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

         Our selling, general and administrative expenses increased by 40% to $64.4 million, or 18% of revenue, for the year ended December 31, 2003 from $46.1 million, or 23% of revenue, for the year ended December 31, 2002. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, inventory obsolescence, bad debt expense, consulting costs associated with the operational integration of Comincom, and other selling, general and administrative expenses arising from the consolidation of Sovintel from September 17, 2002 and the consolidation of Comincom from December 1, 2003 into our results of operations.

Depreciation and Amortization

         Our depreciation and amortization expenses increased by 51% to $45.3 million for the year ended December 31, 2003 from $30.0 million for the year ended December 31, 2002. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations. In addition, depreciation and amortization increased by $1.7 million due to the consolidation of Comincom into our results of operations from December 1, 2003.

Equity in Earnings of Ventures

         The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $4.7 million for the year ended December 31, 2003 from $4.4 million for the year ended December 31, 2002. We recognized earnings at Sovintel of $9.6 million for the period from January 1, 2002 to September 16, 2002, which more than offset our recognized losses in MCT of $5.1 million. The increase in equity in earnings was mainly due to receiving a $4.7 million dividend from MCT in the fourth quarter of 2003, an equity investment in which we have ceased recognition of losses as they exceeded our investment base, partly offset by the effects of the acquisition of the remaining 50% of Sovintel and its subsequent consolidation as of September 17, 2002 into our results of operations.

Interest Income

         Our interest income was $1.1 million for the year ended December 31, 2003 down from $1.6 million for the year ended December 31, 2002. The decrease in interest income mainly reflects lower interest rates earned on deposits in short-term US money market funds.

Interest Expense

         Our interest expense was $2.0 million for the year ended December 31, 2003 down from $2.2 million for the year ended December 31, 2002. Debt, excluding capital lease obligations, at December 31, 2003 was $1.2 million compared to $33.1 million at December 31, 2002. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized during the second quarter of 2003 which was previously being recognized over the life of the facility.

Foreign Currency  Loss

         Our foreign currency loss was $0.2 million for the year ended December 31, 2003, compared to a foreign currency loss of $1.2 million for the year ended December 31, 2002. The improvement in foreign currency loss is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

         Our charge for income taxes was $17.4 million for the year ended December 31, 2003 compared to $4.6 million for the year ended December 31, 2002. Our effective tax rate was 24% for the year ended December 31, 2003 compared to 14% for the year ended December 31, 2002. The increase is primarily due to the acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel from September 17, 2002 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the year ended December 31, 2003 as compared to the year ended December 31, 2002. In the fourth quarter of 2002, we recognized the full benefit of carry-forward tax losses of $2.8 million at our wholly-owned Russian subsidiary, Teleross, which previously had been recognized on a quarterly basis and we recognized $0.8 million of current deferred tax assets at GTU. In the fourth quarter of 2003, we recognized the full benefit of US carry-forward tax losses resulting in a deferred tax benefit of approximately $1.9 million.

Cumulative Effect of a Change in Accounting Principle

         We adopted SFAS No. 142 "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the year ended December 31, 2002.

Net Income and Net Income per Share

         Our net income for the year ended December 31, 2003 was $55.4 million, compared to a net income of $29.8 million for the year ended December 31, 2002.

         Our net income per share of common stock increased to $1.95 for the year ended December 31, 2003, compared to a net income per share of $1.24 for the year ended December 31, 2002. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 28,467,677 in the year ended December 31, 2003, compared to 24,101,943 in the year ended December 31, 2002. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

         Our net income per share of common stock on a fully diluted basis increased to $1.90 for the year ended December 31, 2003, compared to a net income per common share of $1.21 for the year ended December 31, 2002. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 29,106,540 the year ended December 31, 2003, compared to 24,516,803 for the year ended December 31, 2002.

CONSOLIDATED FINANCIAL POSITION -- SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2003 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002

         On December 1, 2003, we completed the acquisition of 100% of the shares of Comincom previously held by Telenor and began consolidating the results of operations and financial position of Comincom. Significant fluctuations in certain balance sheet items as of December 31, 2003 as compared to December 31, 2002, were mainly due to the consolidation of Comincom into our financial position. The most significant fluctuations of certain balance sheet items include accounts receivable, property and equipment, goodwill and intangible assets, accounts payable and accrued expenses, deferred tax liabilities and shareholders' equity. Other significant changes in balance sheet items, excluding the effect of consolidating Comincom are discussed below.

Accounts Receivable

         Accounts receivable increased from December 31, 2002 to December 31, 2003 as a result of increased revenue during the period ended December 31, 2003 and slower collections from customers.

Intangible Assets

         Our intangible assets increased at December 31, 2003 as compared to December 31, 2002 as a result of our acquisition of Sibchallenge in August 2003.

Debt Obligations

         Our debt position decreased at December 31, 2003 as compared to December 31, 2002 as a result of retiring our debt that consisted mainly of the Citibank Credit Facility of $30.0 million.

Stockholders' Equity

         Shareholders' equity increased from December 31, 2002 to December 31, 2003 as a result of our net income of $55.4 million and proceeds of approximately $23.7 million received from the exercise of employee stock options.

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

REVENUE

         Our revenue increased by 42% to $198.7 million for the year ended December 31, 2002 from $140.0 million for the year ended December 31, 2001. The breakdown of revenue by business group was as follows:

                                        CONSOLIDATED REVENUE      CONSOLIDATED REVENUE
                                            FOR THE YEAR              FOR THE YEAR
                                       ENDED DECEMBER 31, 2001   ENDED DECEMBER 31, 2002
                                       -----------------------   -----------------------
                                                        (IN MILLIONS)
REVENUE
  Business and Corporate
  Services........................             $ 54.1                     $ 91.7
  Carrier and Operator Services...               58.5                       73.9
  Consumer Internet Services......               13.8                       21.8
  Mobile Services.................               14.4                       13.0
  Eliminations....................               (0.8)                      (1.7)
                                               ------                     ------
TOTAL REVENUE.....................             $140.0                     $198.7

         Business and Corporate Services. Revenue from Business and Corporate Services increased by 70% to $91.7 million for the year ended December 31, 2002 from $54.1 million for the year ended December 31, 2001. The primary reason for the increase was due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in corporate data and frame relay revenues. In the twelve months ended December 31, 2002, the business and corporate services division had increases in local traffic due to adding approximately 600 new corporate customers and signing up approximately 30 new multi-tenant business centers.

         The Business and Corporate Services division of Golden Telecom BTS revenue increased by 41% to $16.5 million for the year ended December 31, 2002 from $11.7 million for the year ended December 31, 2001. The increase in revenue was due to increases in the total intercity minutes of use by business and corporate clients and an increase in monthly recurring charges and equipment sales.

         For ADS, acquired in September 2001, revenue from Business and Corporate Services was $3.1 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

         Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 26% to $73.9 million for the year ended December 31, 2002 from $58.5 million for the year ended December 31, 2001. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in voice over Internet protocol revenues due to our expanded network coverage in many Russian regions and the CIS and higher local traffic volumes, partly offset by pricing concessions made to our largest customer. In the twelve months ended December 31, 2002, we also had lower sales of international capacity due to the bankruptcy of a European telecommunications operator.

         The Carrier and Operator Services division of Golden Telecom BTS revenue decreased by 50% to $6.0 million for the year ended December 31, 2002 from $11.9 million for the year ended December 31, 2001. The decrease in revenue was due to the suspension of the termination of certain incoming international traffic from the beginning of the fourth quarter of 2001 that continued throughout 2002.

         Consumer Internet Services. Revenue from Consumer Internet Services increased by 58% to $21.8 million for the year ended December 31, 2002 from $13.8 million for the year ended December 31, 2001. The increase is largely the result of increases in the number of dial-up Internet subscribers from 185,628 at December 31, 2001 to 242,155 at December 31, 2002 offset by a decrease in average revenue per dial-up Internet subscriber from approximately $8.74 per month to approximately $7.84 per month over the same period. Internet revenues have also increased by the acquisition of Cityline and Uralrelcom on June 1, 2001, however Cityline's subscribers were absorbed into TeleRoss operations during 2002 so we are not able to identify the incremental impact of this acquisition on the year ended December 31, 2002. Uralrelcom's revenue was $2.5 million for the year ended December 31, 2002 as compared to $1.0 million for the year ended December 31, 2001.

         Mobile Services. Revenue from Mobile Services decreased by 10% to $13.0 million for the year ended December 31, 2002 from $14.4 million for the year ended December 31, 2001. Active subscribers declined approximately 13% and the average revenue per subscriber has declined by 8% to approximately $28.54 per month.

         Sovintel. Sovintel's revenue increased by 29% to $149.2 million for the year ended December 31, 2002 from $115.7 million for the year ended December 31, 2001. Increases in traffic volumes, particularly incoming international traffic more than offset reductions in tariffs. Also, increases in recurring fees, equipment sales and other service offerings contributed to the increase.

EXPENSES

The following table shows our principal expenses for the year ended December 31, 2001 and December 31, 2002:

                                               CONSOLIDATED EXPENSES      CONSOLIDATED EXPENSES
                                                FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                 DECEMBER 31, 2001          DECEMBER 31, 2002
                                                 -----------------          -----------------
                                                                (IN MILLIONS)
COST OF REVENUE
  Business and Corporate Services ........             $32.1                       $47.9
  Carrier and Operator Services ..........              16.8                        27.4
  Consumer Internet Services .............              11.9                        14.6
  Mobile Services ........................               3.7                         3.0
  Eliminations ...........................              (0.8)                       (1.7)
                                                       -----                       -----
TOTAL COST OF REVENUE ....................              63.7                        91.2
Selling, general and administrative ......              48.9                        46.1
Depreciation and amortization ............              41.4                        30.0
Impairment charge ........................              31.3                          --
Equity in earnings of ventures ...........              (8.2)                       (4.4)
Interest income ..........................              (3.1)                       (1.6)
Interest expense .........................               2.4                         2.2
Foreign currency loss ....................               0.6                         1.2
Provision for income taxes ...............             $ 1.9                       $ 4.6

Cost of Revenue

         Our cost of revenue increased by 43% to $91.2 million for the year ended December 31, 2002 from $63.7 million for the year ended December 31, 2001.

         Business and Corporate Services. Cost of revenue from Business and Corporate Services increased to $47.9 million, or 52% of revenue, for the year ended December 31, 2002 from $32.1 million, or 59% of revenue, for the year ended December 31, 2001. The decrease in cost of revenue as a percentage of revenue was mainly due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, cost of revenue decreased as a percentage of revenue due to operational improvements in terms of efficient use of available network resources.

         The Business and Corporate Services division of GTU cost of revenue increased by 25% to $7.6 million, or 46% of revenue, for the year ended December 31, 2002 from $6.1 million, or 52% of revenue, for the year ended December 31, 2001. Cost of revenue decreased as a percentage of revenue due to optimization of both intercity and international transmission costs.

         For ADS, acquired in September 2001, cost of revenue from Business and Corporate Services was $1.7 million and $0.4 million for the year ended December 31, 2002 and 2001, respectively.

         Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 63% to $27.4 million, or 37% of revenue, for the year ended December 31, 2002 from $16.8 million, or 29% of revenue, for the year ended December 31, 2001. The increase as a percentage of revenue was mainly due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. Sovintel's cost of revenue as a percentage of revenue is traditionally lower margin bilateral voice. In addition, we had increases in lower margin voice over Internet protocol sales and decreases in high margin international capacity sales due to the bankruptcy of a European telecommunications operator. We also had operational improvements in terms of efficient use of available network resources offset by settlements to other operators not decreasing in line with pricing concessions to customers.

         The Carrier and Operator Services division of GTU cost of revenue decreased by 50% to $3.8 million, or 63% of revenue, for the year ended December 31, 2002 from $7.6 million, or 64% of revenue, for the year ended December 31, 2001. Cost of revenue decreased as a percentage of revenue due to the related costs of the suspension of the termination of certain incoming international traffic from the beginning of the fourth quarter of 2001 that continued throughout 2002.

         Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 23% to $14.6 million, or 67% of revenue, for the year ended December 31, 2002 from $11.9 million, or 86% of revenue, for the year ended December 31, 2001. The improvement in cost of revenue as a percentage of revenue was mainly due to the operational improvements in terms of efficient use of available network resources.

         Mobile Services. Cost of revenue from Mobile Services decreased by 19% to $3.0 million, or 23% of revenue, for the year ended December 31, 2002 from $3.7 million, or 26% of revenue, for the year ended December 31, 2001. The cost of revenue decreased as a percentage of revenue, mainly as a result of cost controls and a change in the revenue mix from handset sales to traffic revenue.

         Sovintel. Sovintel's cost of revenue increased by 28% to $81.9 million, or 55% of revenue, for the year ended December 31, 2002 from $63.9 million, or 55% of revenue, for the year ended December 31, 2001. The increase in cost of revenue of 28% is primarily a result of increases in operator settlements as a result of increases in traffic related revenue.

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

Depreciation and Amortization

         Our depreciation and amortization expenses decreased by 28% to $30.0 million for the year ended December 31, 2002 from $41.4 million for the year ended December 31, 2001. The decrease is in part due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized effective from January 1, 2002 and which reduced our amortization expense by approximately $11.8 million for the year ended December 31, 2002 and also as a result of the impairment charges recorded in the fourth quarter of 2001, which in turn reduced the level of depreciation and amortization recorded for the year ended December 31, 2002 by $7.2 million. These reductions were, in part, offset by depreciation on continuing capital expenditures of the consolidated entities. The acquisition of the remaining 50% of Sovintel and subsequent consolidation of Sovintel as of September 17, 2002 into our results of operations contributed $3.9 to depreciation and amortization million for the year ended December 31, 2002.

Impairment Charge

         In the fourth quarter of 2001 we recorded impairment charges totaling $31.3 million covering two aspects of our business. Severely reduced expectations in demand for Internet advertising in Russia, as throughout western markets, had impacted the value of our Internet portal assets and as a result we recorded an impairment charge of $20.9 million. Operating difficulties had impacted our mobile business in Ukraine and as a result we recorded an impairment charge of $10.4 million. For further details of these charges, refer to Note 16 of the Notes to the Consolidated Financial Statements. No impairment charge was recorded for the year ended December 31, 2002.

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

Cumulative effect of a change in accounting principle

         We adopted SFAS No. 142, "Accounting for Goodwill," effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the year ended December 31, 2002.

Net Income (Loss) and Net Income (Loss) per Share

         Our net income for the year ended December 31, 2002 was $29.8 million, compared to a net loss of $39.0 million for the year ended December 31, 2001.

         Our net income per share of common stock increased to $1.24 for the year ended December 31, 2002, compared to a net loss per share of $1.65 for the year ended December 31, 2001. The increase in net income per share of common stock was due to the increase in net income and offset by an increase in the number of weighted average shares to 24,101,943 at December 31, 2002, compared to 23,604,914 at December 31, 2001. The increase in outstanding shares was a direct result of the Sovintel acquisition and employee stock option exercises.

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

CONSOLIDATED FINANCIAL POSITION -- SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2001

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

Allowance for Doubtful Accounts

         In addition to the effect of the consolidation of Sovintel, our allowance for doubtful accounts increased from December 31, 2001 as compared to December 31, 2002 mainly due to provisions we made with respect to our preliminary estimate of exposure relating to the bankruptcy of a European telecommunications operator.

Debt Obligations

         Our debt position increased from December 31, 2001 as compared to December 31, 2002 mainly due to the drawing upon the Citibank Credit Facility in the fourth quarter of 2002 to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom offset by a repayment of the $6.3 million of debt to GTS and partial repayment of vendor financing to Motorola and Siemens.

Minority Interest

         The decrease in minority interest from December 31, 2001 as compared to December 31, 2002 primarily reflects our acquisition of the remaining 31% minority interest of GTU in August 2002.

Stockholders' Equity

         In addition to the increase in shareholders' equity resulting from shares issued to acquire Sovintel, shareholders' equity also increased from December 31, 2001 to 2002 as a result of our net income of $29.8 million and proceeds of approximately $5.9 million received from the exercise of stock options.

INCOME TAXES

         Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of goodwill and certain acquired intangible assets is not deductible for income tax purposes; and (3) in the year ended December 31, 2001 we recorded a $31.3 million impairment charge that was not deductible for income tax purposes. Prior to 2001 we have not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries. However, in 2001 and 2002, as a result of our Russian and Ukrainian subsidiaries profitability for Russian and Ukrainian statutory purposes and reasonable certainty of future profits, we recorded deferred tax assets in the appropriate Russian and Ukrainian subsidiaries. In 2003, we recorded the full amount of deferred tax asset for US loss carry-forwards for income tax purposes. In respect of the impairment charge, this created additional deferred tax assets, against which we recorded valuation allowances as a result of the uncertainties concerning.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents was $65.2 million and $59.6 million as of December 31, 2003 and December 31, 2002, respectively. Our total restricted cash was $1.0 million and $1.5 million as of December 31, 2003, and 2002, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.

         During the twelve months ended December 31, 2003, we had net cash inflows of $87.0 million from our operating activities. During the twelve months ended December 31, 2002, we had net cash inflows of $50.6 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2003 is mainly due to the increase of net income as a result of, increased revenues, and the consolidation of Sovintel into our results of operations and financial position from September 17, 2002 and the consolidation of Comincom into our results of operations and financial position from December 1, 2003, offset by increased payments for trade payables and slower collections from customers.

         During the twelve months ended December 31, 2003, we received approximately $342.8 million in cash from our customers for services and we paid approximately $237.7 million to suppliers and employees. During the twelve months ended December 31, 2002, we received approximately $196.2 million in cash from our customers for services and we paid approximately $133.5 to suppliers and employees.

         We used cash of $68.0 million and $52.2 million for investing activities for the twelve months ended December 31, 2003 and 2002, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $63.7 million for the twelve months ended December 31, 2003 and included capital expenditures principally attributable to building out our telecommunications network. Network investing activities totaled $29.4 million for the twelve months ended December 31, 2002. We used cash of $12.3 million for the year ended December 31, 2003 for acquisitions principally attributable to acquiring Sibchallenge and we used cash of $51.2 million of the year ended December 31, 2002 for acquisitions principally attributable to acquiring the remaining 50% of Sovintel. For the year ended December 31, 2001, we used cash of $33.4 million for acquisitions, principally attributable to the acquisitions of Cityline, PTK and Uralrelcom. For the year ended December 31, 2002, we recovered funds from escrow of $3.0 million in association with our acquisition of PTK in June 2001. For the year ended December 31, 2001, we received net proceeds from investments available for sale of $45.4 million and for the year ended December 31, 2002, we received net proceeds from investments available for sale of $9.0 million. In October 2003, MCT declared a cash dividend of $1.90 per common share to holders of record as of October 27, 2003. Our portion of this cash dividend was approximately $4.7 million and was received in November 2003.

         For the year ended December 31, 2003, we received $23.7 million net proceeds from the exercise of employee stock options and for the year ended December 31, 2002, we received $5.9 million net proceeds from the exercise of employee stock options.

         We had working capital of $86.3 million as of December 31, 2003 and $56.5 million as of December 31, 2002. At December 31, 2003, we had total debt, excluding capital lease obligations, of approximately $1.2 million, of which $1.0 million were current maturities. At December 31, 2002, we had total debt, excluding capital lease obligations, of approximately $33.1 million, of which $9.0 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash.

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

         In February 2003, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The total amount payable to shareholders is approximately $7.2 million. We believe that we have reached a level of operating profitability that allows for expansion and maintenance capital expenditures to be financed entirely from operational cash flows, and therefore we expect that a dividend will continue to be paid in the future.

         Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of December 31, 2003 for all these facilities totaled $1.0 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

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

         In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary, entered into a secured $30.0 million credit facility with ZAO Citibank. ROLH drew upon the Citibank credit facility in the fourth quarter of 2002 and loaned the funds to TeleRoss to enable TeleRoss to retire $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. In June 2003, we settled early the $30.0 million of outstanding debt plus accrued interest. There was no penalty for early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

         In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combinations of the above. In the case especially large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through our cash on hand, cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

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

         As of December 31, 2003, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

                                                            PAYMENTS DUE BY PERIOD
                                                                (IN THOUSANDS)
                                                       LESS
                                                       THAN 1        1 - 3         4 - 5
                                         TOTAL         YEAR          YEARS         YEARS
                                         -----         ----          -----         -----
Short- and long-term debt .........    $    1,150    $      950    $      100    $      100
Capital lease obligations .........         7,583         3,129         4,454            --

Non-cancelable lease
  obligations .....................         3,900         1,854         2,032            14
Purchase obligations ..............        24,621        20,140         4,481            --
                                       ----------    ----------    ----------    ----------
Total contractual cash
  obligations .....................    $   37,254    $   26,073    $   11,067    $      114
                                       ==========    ==========    ==========    ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Our cash and cash equivalents are held largely in interest bearing accounts, in US dollars, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. The book value as of such accounts at December 31, 2003 and 2002 approximates their fair value. Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities.

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

                                                                                                             2003       2002
                                         2004        2005       2006       2007      2008     THEREAFTER     TOTAL      TOTAL
                                         ----        ----       ----       ----      ----     ----------     -----      -----
Cash equivalents ..................    $   5,18    $     --    $   --    $    --    $    --   $       --   $ 65,180   $   59,625

Note receivable ...................    $  1,972    $  2,116    $1,494    $    --    $    --   $       --   $  5,582   $    7,422
    Fixed rate ....................        7.00%       7.00%     7.00%        --         --           --       7.00%        7.00%

Long-term debt, including current
portion
    Variable rate .................    $    950    $     --    $  100    $   100    $    --   $       --   $  1,150   $   33,099
    Average interest rate .........        5.10%         --      2.49%      2.49%        --           --         --           --

         The following table provides information about our financial instruments by local currency and where applicable, presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

                                                                                                             2003       2002
                                         2004        2005       2006       2007      2008     THEREAFTER     TOTAL      TOTAL
                                         ----        ----       ----       ----      ----     ----------     -----      -----
ASSETS
Current assets
Russian rubles                         $ 49,961   $      --    $   --    $    --    $    --   $       --   $ 49,961   $   18,366
    Average foreign currency
exchange rate.......................      29.45          --        --         --         --           --         --           --

Ukrainian hryvna                       $  4,719    $     --    $   --    $    --    $    --   $       --   $  4,719   $    3,324
    Average foreign currency
exchange rate.......................       5.33          --        --         --         --           --         --           --

Kazakhstan Tenge                       $    824    $     --    $   --    $    --    $    --   $       --   $    824   $       40
    Average foreign currency
exchange rate.......................     144.12          --        --         --         --           --         --           --

LIABILITIES
Current liabilities
Russian rubles                         $ 16,283    $     --    $   --    $    --    $    --   $       --   $ 16,283   $    7,927
    Average foreign currency
exchange rate.......................      29.45          --        --         --         --           --         --           --

Ukrainian hryvna                       $  3,053    $     --    $   --    $    --    $    --   $       --   $  3,053   $      827
    Average foreign currency
exchange rate.......................       5.33          --        --         --         --           --         --           --

Kazakhstan Tenge                       $    356    $     --    $   --    $    --    $    --   $       --   $    356   $       40
    Average foreign currency
exchange rate.......................     144.12          --        --         --         --           --         --           --

         Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) the Company's competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our intentions to expand our fiber optic capacity and add transmission capacity; (viii) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; and
(ix) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law "On Telecommunications", are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY.

                          INDEX TO FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.

                                                                                                                PAGE
                                                                                                                ----
FINANCIAL STATEMENTS
  Report of Independent Auditors...........................................................................      64
  Consolidated Balance Sheets as of December 31, 2002 and 2003.............................................      65
  Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003...............      67
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003...............      68
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003.....      69
  Notes to Consolidated Financial Statements...............................................................      70

                                                  EDN SOVINTEL LLC

FINANCIAL STATEMENTS
  Report of Independent Auditors...........................................................................      96
  Statements of Income for the year ended December 31, 2001 and for the period from
       January 1 to September 16,2002......................................................................      97
  Statements of Cash Flows for the year ended December 31, 2001 and for the period from
       January 1 to September 16, 2002.....................................................................      98
  Notes to Financial Statements............................................................................      99

                          AUDITED FINANCIAL STATEMENTS

                              GOLDEN TELECOM, INC.
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                       WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Golden Telecom, Inc.

         We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 10, 2004

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                               ----------------------------
                                                                                                   2002            2003
                                                                                               ------------    ------------
                                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................................................     $     59,625    $     65,180
  Accounts receivable, net of allowance for doubtful accounts of
     $8,686 and $13,896 at December 31, 2002 and 2003, respectively.......................           42,226          74,016
  VAT receivable..........................................................................            3,998          14,819
  Prepaid expenses........................................................................            7,811          12,232
  Deferred tax asset......................................................................            3,681           5,995
  Other current assets....................................................................           10,113          15,909
                                                                                               ------------    ------------

TOTAL CURRENT ASSETS......................................................................          127,454         188,151

Property and equipment:
  Telecommunications equipment............................................................          192,638         311,965
  Telecommunications network held under capital leases....................................           23,500          28,712
  Furniture, fixtures and equipment.......................................................           17,477          27,245
  Other property..........................................................................            9,977          13,080
  Construction in progress................................................................           22,070          34,234
                                                                                               ------------    ------------
                                                                                                    265,662         415,236
  Accumulated depreciation................................................................           99,541         132,126
                                                                                               ------------    ------------
    Net property and equipment............................................................          166,121         283,110
Goodwill and intangible assets:
  Goodwill................................................................................           71,703         144,008
  Telecommunications service contracts, net of accumulated amortization of
     $6,775 as of December 31, 2002 and $13,619 as of December 31, 2003...................           41,247          64,616
  Contract-based customer relationships, net of accumulated amortization of
     $811 as of December 31, 2002 and $2,859 as of December 31, 2003......................            7,511          32,310
  Licenses, net of accumulated amortization of $1,249 as of December 31, 2002
     and $1,854 as of December 31, 2003...................................................            1,918           2,103
  Other intangible assets, net of accumulated amortization of $5,583 as of
     December 31, 2002 and $5,492 as of December 31, 2003.................................            5,289           5,806
                                                                                               ------------    ------------
    Net goodwill and intangible assets....................................................          127,668         248,843
Restricted cash...........................................................................            1,515           1,005
Other non-current assets..................................................................           13,052           8,117
                                                                                               ------------    ------------

TOTAL ASSETS..............................................................................     $    435,810    $    729,226
                                                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                               ----------------------------
                                                                                                   2002            2003
                                                                                               ------------    ------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses...................................................     $     43,870    $     67,827
  VAT Payable.............................................................................            4,398          10,167
  Debt maturing within one year...........................................................            8,988             950
  Current capital lease obligation........................................................            1,775           3,067
  Deferred revenue........................................................................            3,970           6,253
  Due to affiliates and related parties...................................................            1,999           3,495
  Other current liabilities...............................................................            5,980           8,188
                                                                                               ------------    ------------

TOTAL CURRENT LIABILITIES.................................................................           70,980          99,947

Long-term debt, less current portion......................................................           24,111             200
Long-term deferred tax liability..........................................................           12,406          24,461
Long-term deferred revenue................................................................            7,334          13,725
Long-term capital lease obligations.......................................................            5,621           3,763
Other non-current liabilities.............................................................            5,713           4,177
                                                                                               ------------    ------------

TOTAL LIABILITIES.........................................................................          126,165         146,273

Minority interest.........................................................................            2,187           2,722

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
     authorized; none issued and outstanding at December 31, 2002 and 2003)...............               --              --
  Common stock, $0.01 par value (100,000,000 shares authorized;
      27,021,415 shares issued and outstanding at December 31,
      2002 and 35,948,094 shares issued and outstanding at December 31, 2003).............              270             359
  Additional paid-in capital..............................................................          446,215         663,464
  Accumulated deficit.....................................................................         (139,027)        (83,592)
                                                                                               ------------    ------------

TOTAL SHAREHOLDERS' EQUITY................................................................          307,458         580,231
                                                                                               ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................     $    435,810    $    729,226
                                                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     2001           2002             2003
                                                                 ------------   ------------   ------------
REVENUE:
  Telecommunication services...............................      $    128,407   $    189,680   $    358,724
  Revenue from affiliates and related parties..............            11,631          9,047          1,810
                                                                 ------------   ------------   ------------

TOTAL REVENUE..............................................           140,038        198,727        360,534

OPERATING COSTS AND EXPENSES:
  Access and network services (excluding depreciation
     and amortization).....................................            63,685         91,189        181,085
  Selling, general and administrative (excluding
     depreciation and amortization)........................            48,935         46,147         64,384
  Depreciation and amortization............................            41,398         29,961         45,334
  Impairment charge........................................           31,291             --              --
                                                                 ------------   ------------   ------------

TOTAL OPERATING EXPENSES...................................           185,309        167,297        290,803

INCOME (LOSS) FROM OPERATIONS..............................           (45,271)        31,430         69,731
                                                                 ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Equity in earnings of ventures...........................             8,155          4,375          4,687
  Interest income..........................................             3,161          1,569          1,084
  Interest expense.........................................            (2,384)        (2,236)        (1,956)
  Foreign currency losses..................................              (647)        (1,174)          (232)
  Minority interest........................................              (117)          (527)          (480)
                                                                 ------------   ------------   ------------

TOTAL OTHER INCOME.........................................             8,168          2,007          3,103
                                                                 ------------   ------------   ------------

Income (loss) before income taxes..........................           (37,103)        33,437         72,834
Income taxes...............................................             1,902          4,627         17,399
                                                                 ------------   ------------   ------------

Income (loss) before cumulative effect of change in
accounting principle.......................................           (39,005)        28,810         55,435

Cumulative effect of change in accounting principle                        --            974             --
                                                                 ------------   ------------   ------------

NET INCOME (LOSS)..........................................      $    (39,005)  $     29,784         55,435
                                                                 ============   ============   ============

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle.................             (1.65)          1.20           1.95
     Cumulative effect of a change in
          accounting principle.............................                --           0.04             --
                                                                 ------------   ------------   ------------

     Net income (loss) per share - basic...................      $      (1.65)  $       1.24   $       1.95
                                                                 ============   ============   ============
Weighted average common shares
     outstanding - basic...................................            23,605         24,102         28,468
                                                                 ============   ============   ============

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle.................             (1.65)          1.17           1.90
     Cumulative effect of a change in
          accounting principle.............................                --           0.04             --
                                                                 ------------   ------------   ------------
     Net income (loss) per share - diluted.................      $      (1.65)  $       1.21   $       1.90
                                                                 ============   ============   ============

Weighted average common shares
     outstanding - diluted.................................            23,605         24,517         29,107
                                                                 ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                  2001       2002       2003
                                                                                --------   --------   --------
OPERATING ACTIVITIES
  Net income (loss)........................................................     $(39,005)  $ 29,784   $ 55,435
Adjustments to Reconcile net income (loss) to Net Cash Provided by
  Operating Activities:
  Depreciation.............................................................       18,685     23,560     34,837
  Amortization.............................................................       22,713      6,401     10,497
  Equity in earnings of ventures...........................................       (8,155)    (4,375)    (4,687)
  Impairment charge........................................................       31,291         --         --
  Minority interest........................................................          117        527        480
  Foreign currency losses..................................................          647      1,174        232
  Deferred tax benefit.....................................................       (1,656)    (4,213)    (3,117)
  Other....................................................................        1,274       (196)       (96)
  Changes in assets and liabilities:
     Accounts receivable...................................................          905     (3,358)   (11,710)
     Accounts payable and accrued expenses.................................       (1,390)      (240)    (3,928)
     Other assets and liabilities..........................................         (968)     1,582      9,031
                                                                                --------   --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..................................       24,458     50,646     86,974

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets................      (27,859)   (29,431)   (63,737)
  Acquisitions, net of cash acquired.......................................      (33,448)   (51,214)   (12,282)
  Loan received from equity investee.......................................           --      9,973         --
  Cash received from escrow account........................................           --      3,000         --
  Restricted cash..........................................................         (850)     1,884        510
  Purchase of investments available for sale...............................       (8,965)    (2,000)        --
  Proceeds from  investments available for sale............................       54,344     10,976         --
  Dividend received from affiliated companies..............................        1,924      1,955      4,775
  Loans made...............................................................       (9,137)        --         --
  Other investing..........................................................       11,359      2,688      2,704
                                                                                --------   --------   --------

NET CASH USED IN INVESTING ACTIVITIES......................................      (12,632)   (52,169)   (68,030)

FINANCING ACTIVITIES
  Proceeds from debt.......................................................        3,300     30,000         --
  Repayments of debt.......................................................      (10,003)   (10,107)   (35,132)
  Purchase of treasury stock...............................................      (25,000)        --         --
  Net proceeds from exercise of employee stock options.....................          382      5,904     23,737
  Other financing..........................................................         (761)    (1,618)    (1,910)
                                                                                --------   --------   --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........................      (32,082)    24,179    (13,305)

Effect of exchange rate changes on cash and cash equivalents...............         (229)      (435)       (84)
                                                                                --------   --------   --------
Net increase (decrease) in cash and cash equivalents.......................      (20,485)    22,221      5,555
Cash and cash equivalents at beginning of period...........................       57,889     37,404     59,625
                                                                                --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................     $ 37,404   $ 59,625   $ 65,180
                                                                                ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                              COMMON STOCK    TREASURY STOCK    ADDITIONAL                   TOTAL
                                            ---------------  -----------------   PAID-IN    ACCUMULATED  SHAREHOLDERS'
                                            SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL      DEFICIT       EQUITY
                                            ------   ------  -------  --------  --------    ---------    -------------
Balance at December 31, 2000..............  24,480   $ 245       --         --   $412,754   $(129,806)   $    283,193
  Compensatory restricted stock grants....      --      --       --         --        636          --             636
  Compensatory common stock option
  grants..................................      --      --       --         --        453          --             453
  Issuance of common stock in relation
  to restricted stock grants..............     142       2       --         --         (2)         --              --
  Exercise of stock options...............      43      --       --         --        517          --             517
  Exercise of common stock warrants.......     125       1       --         --         (1)         --              --
  Purchase of treasury shares.............      --      --   (2,273)   (25,000)        --          --         (25,000)
  Other equity transactions...............      --      --       --         --         50          --              50
  Net loss................................      --      --       --         --         --     (39,005)        (39,005)
                                            ------   -----   ------   --------   --------   ---------    ------------
Balance at December 31, 2001..............  24,790   $ 248   (2,273)  $(25,000)  $414,407   $(168,811)   $    220,844
  Compensatory common stock grants........      --      --       --         --        340          --             340
  Exercise of stock options...............     480       5       --         --      5,822          --           5,827
  Retirement of treasury shares...........  (2,273)    (23)   2,273     25,000    (24,977)         --              --
  Acquisition of EDN Sovintel LLC.........   4,024      40       --         --     50,623          --          50,663
  Net income..............................      --      --       --         --         --      29,784          29,784
                                            ------   -----   ------   --------   --------   ---------    ------------
Balance at December 31, 2002..............  27,021   $ 270       --         --   $446,215   $(139,027)   $    307,458
  Exercise of stock options...............   1,919      19       --         --     23,834          --          23,853
  Acquisition of OAO Comincom.............   7,008      70       --         --    193,415          --         193,485
  Net income..............................      --      --       --         --         --      55,435          55,435
                                            ------   -----   ------   --------   --------   ---------    ------------
Balance at December 31, 2003..............  35,948   $ 359       --         --   $663,464   $ (83,592)   $    580,231
                                            ======   =====   ======   ========   ========   =========    ============

   The accompanying notes are an integral part of these financial statements.

                              GOLDEN TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operation in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.'s ("GTS") operating entities within the CIS and supporting non-CIS holding companies (the "CIS Entities"). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company's initial public offering which closed on October 5, 1999.

     The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and after the IPO, GTS retained an approximately 67% interest in the Company. On May 11, 2001, GTS completed the sale of approximately 12.2 million shares, or approximately 50%, of GTI's common stock to a group of investors led by Alfa Group, a leading Russia-based financial and industrial concern ("Alfa"), and two of the Company's previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund L.P. ("Capital") and investment funds managed by Barings Vostok Capital Partners ("Baring Vostok"). In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company's common stock from a subsidiary of GTS and in October 2001, GTS sold the remaining approximately 0.6 million shares of GTI's common stock and ceased being a shareholder of the Company.

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

Foreign Currency Translation

     The Company's functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency, principally either Russian rubles or Ukrainian hryvna, in accordance with the requirements of domestic accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS and other non-US jurisdictions in that they reflect certain adjustments, recorded on the entities' books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

                              GOLDEN TELECOM, INC.

     The Company follows a translation policy in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," as amended by SFAS No. 130, "Reporting Comprehensive Income". The temporal method is used for translating assets and liabilities of the Company's legal entities domiciled in the CIS and other non-US jurisdictions. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures. Generally, the ruble is not convertible outside of Russia. The official exchange rate which is established by the Central Bank of Russia is a reasonable approximation of market rate. The official exchange rates which are used for translation in the accompanying financial statements at the balance sheet date were 31.78 and 29.45 rubles per US dollar as of December 31, 2002 and 2003, respectively. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. This change had no impact on the consolidated financial statements.

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

Accounts Receivable

     Accounts receivable are shown at their net realizable value which approximates their fair value. The allowance for doubtful accounts is estimated by a combination of applying estimated loss percentages against the aging of accounts receivable and specific identification.

Inventories

     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.

Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $23.5 million and $28.7 million at December 31, 2002 and 2003, respectively, with associated accumulated depreciation of $5.9 million and $9.2 million as of December 31, 2002 and 2003, respectively. Amortization of assets recorded under capital leases is included with depreciation expense for the years ended December 31, 2001, 2002, and 2003.

                              GOLDEN TELECOM, INC.

Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses, and was amortized on a straight-line basis over its estimated useful life, five years, until December 31, 2001. Beginning January 1, 2002, goodwill has been identified as an indefinite lived asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly amortization of goodwill ceased as of that date. Intangible assets, which are stated at cost, consist principally of telecommunications service contracts, contract based customer relationships, licenses, software and content and are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to ten years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets" and SFAS No. 142 "Goodwill and Other Intangible Assets", the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits.

Goodwill Impairment Assessment

     Goodwill is reviewed annually, as of the beginning of the fourth quarter, for impairment or whenever it is determined that impairment indicators exits. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If a goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill.

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

Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, except MCT, where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company's income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

Revenue Recognition

     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected, and the time spent online using our Internet services. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added taxes charged to customers. Certain other taxes that are based on revenues earned were incurred at a rate of 1% during 2001 and 2002, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

     The Company has deferred connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue will be recognized over the estimated life of the customer. The total amount of deferred revenue was $11.3 million and $20.0 million as of December 31, 2002 and 2003, respectively. The total amount of deferred cost of revenue was $4.4 million and $5.2 million as of December 31, 2002 and 2003, respectively.

                              GOLDEN TELECOM, INC.

     In the fourth quarter of 2002, the Company re-assessed the average life of the customer and concluded that the average life of the customer increased from three to five years except for Golden Telecom (Ukraine) ("GTU") which remained at two years for customers in the Business and Corporate Services Division and Operator and Carrier Services Division and eighteen months for customers in the Mobile Services division. The impact of increasing the average life of the customer from three to five years was approximately $0.7 million reduction in revenue and $0.4 million decrease in cost of revenue in the fourth quarter of 2002. The impact of this change in customer life was $0.3 million reduction on net income and $0.01 per common share - basic for the year ended December 31, 2002.

     The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer.

     In November 2002, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position or results of operations.

Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 2001, 2002 and 2003 were $4.6 million, $3.7 million and $5.2 million, respectively.

Government Pension Funds

     The Company contributes to the local state pension funds and social funds, on behalf of all its CIS employees. In Russia, starting from January 1, 2001 all social contributions, including contributions to the pension fund, were substituted with a unified social tax ("UST") calculated by the application of a regressive rate from 35.6% to 5% to the annual gross remuneration of each employee. The company allocates UST to three social funds, including the pension fund, where the rate of contributions to the pension fund vary from 28% to 5%, respectively, depending on the annual gross salary of each employee. The contributions are expensed as incurred.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair value. The fair value of notes receivable, including the long-term portion that are included in other current and non-current assets, respectively was $7.6 million and $5.6 million at December 31, 2002 and 2003, respectively as determined by discounting future payments by 5.5%. The fair value of debt to Citibank approximated the carrying value of $30.0 million at December 31, 2002. In June 2003, the Company settled early the $30.0 million of outstanding debt to Citibank. At December 31, 2002 and 2003, the Company held no debt at fixed rates.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 2001, 2002 and 2003, comprehensive income for the Company is equal to net income (loss).

Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts and notes receivable. Of the $65.2 million of cash and cash equivalents held at December 31, 2003, $50.6 million was held in US money market instruments in US financial institutions. The remaining balance is being maintained in US-owned and, to a lesser extent, local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers. In 2001, the Company granted an unsecured loan to a party in a lease agreement, as disclosed in Note 8.

                              GOLDEN TELECOM, INC.

Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted. The Company recognizes compensation expense for stock options granted to employees of its equity method investees based on the fair value of options, as determined using the Black-Sholes valuation model, over the respective option vesting period.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earrings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. The Company has adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have a significant impact of the Company's consolidated financial position or results of operations.

     The effect of applying SFAS No. 123 on the reported net income (loss), as disclosed below is not representative of the effects on net income (loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                         TWELVE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                  2001         2002            2003
                                                               ---------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported..............................   $ (39,005)  $    29,784     $    55,435
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects................       8,278         7,937           3,183
                                                               ---------   -----------     -----------
Pro forma net income (loss).................................   $ (47,283)  $    21,847     $    52,252
                                                               =========   ===========     ===========

Net income (loss) per share:
  Basic - as reported.......................................   $   (1.65)  $      1.24     $      1.95
  Basic - pro forma.........................................       (2.00)         0.91            1.84
  Diluted - as reported.....................................       (1.65)         1.21            1.90
  Diluted - pro forma.......................................       (2.00)         0.89            1.80

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

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and established standards for determining under what circumstances a variable interest ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation ("FIN No. 46R") substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such a VIE is a special-purpose entity ("SPE"), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed SPEs that are VIEs. Therefore the adoption of FIN No. 46R did not have a significant impact on the financial position or results of operations.

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

Comparative Figures

     Certain 2001 and 2002 amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.

NOTE 3: NET INCOME (LOSS) PER SHARE

     The Company's net loss per share calculation (basic and diluted) at December 31, 2001 is based upon the Company's weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation at December 31, 2001. Warrants and stock options have been excluded from the net loss per share calculation at December 31, 2001 because their effect would have been antidilutive.

     Basic earnings per share at December 31, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2002 and 2003 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the twelve months ended December 31, 2002 and 2003 was 352,261 and 10,000 stock options, respectively.

     The components of basic and diluted earnings per share were as follows:

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    2002          2003
                                                                  --------      --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Income before cumulative effect of a change in
     accounting principle...................................      $ 28,810      $ 55,435
                                                                  ========      ========

Weighted average shares outstanding of:
  Common stock..............................................        24,102        28,468

Dilutive effect of:
  Employee stock options....................................           415           639
                                                                  --------      --------

Common stock and common stock equivalents...................        24,517        29,107
                                                                  ========      ========

Earnings per share before cumulative effect of a change in
  accounting principle:
  Basic.....................................................      $   1.20      $   1.95
                                                                  ========      ========
  Diluted...................................................      $   1.17      $   1.90
                                                                  ========      ========

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.

                              GOLDEN TELECOM, INC.

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

     Amortization expense for intangible assets for the twelve months ended December 31, 2002 and 2003 was $6.4 million and $10.5 million, respectively. Amortization expense for the succeeding five years is expected to be as follows:
2004 - $17.3 million, 2005 - $16.2 million, 2006 - $15.2 million, 2007 - $14.3 million, and 2008 - $12.7 million. The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                          AS OF DECEMBER 31, 2002     AS OF DECEMBER 31, 2003
                                                          -----------------------     -----------------------
                                                                            (IN THOUSANDS)
                                                                      ACCUMULATED                ACCUMULATED
                                                             COST     AMORTIZATION      COST     AMORTIZATION
                                                          ----------  ------------    ---------  ------------
Amortized intangible assets:
  Telecommunications service contracts................    $   48,022   $   (6,775)    $  78,235  $ (13,619)
  Contract-based customer relationships...............         8,322         (811)       35,169     (2,859)
  Licenses............................................         3,167       (1,249)        3,957     (1,854)
  Other intangible assets.............................        10,872       (5,583)       11,298     (5,492)
                                                          ----------   ----------     ---------  ----------
    Total.............................................    $   70,383   $  (14,418)    $ 128,659  $ (23,824)
                                                          ==========   ==========     =========  ==========

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

     The changes on the carrying amount of goodwill for the year ended December 31, 2002 and 2003, respectively, are as follows:

                                                          BUSINESS &  CARRIER &
                                                           CORPORATE   OPERATOR
                                                            SEGMENT    SEGMENT       TOTAL
                                                          ----------  ----------   ---------
                                                                   (IN THOUSANDS)
Balance as of December 31, 2001......................     $   3,332   $   15,391   $  18,723
Goodwill acquired during the year....................        26,083       28,216      54,299
Goodwill reclassified to intangible assets...........        (1,319)          --      (1,319)
                                                          ---------   ----------   ---------
Balance as of December 31, 2002......................        28,096       43,607      71,703
Goodwill acquired during the year....................        56,796       15,509      72,305
                                                          ---------   ----------   ---------
Balance as of December 31, 2003......................     $  84,892   $   59,116   $ 144,008
                                                          =========   ==========   =========

     The pro forma impact of the change in accounting method for goodwill on net loss and net loss per share for the twelve months ended December 31, 2001 compared to actual results for each of the twelve months ended December 31, 2002 and 2003, respectively, is as follows:

                                                                       TWELVE MONTHS ENDED
                                                                            DECEMBER 31,
                                                               ------------------------------------
                                                                  2001        2002         2003
                                                               -------------- ---------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported..............................   $  (39,005)  $ 29,784    $  55,435
Goodwill amortization.......................................       13,846         --           --
Negative goodwill amortization on equity investee...........         (243)        --           --
                                                               ----------   --------    ---------
Adjusted net income (loss)..................................   $  (25,402)  $ 21,847    $  55,435
                                                               ==========   ========    =========

Basic net income (loss) per share:
  Reported net income (loss)................................   $    (1.65)  $   1.24    $    1.95
  Goodwill amortization.....................................         0.58         --           --
  Negative goodwill amortization............................        (0.01)        --           --
                                                               ----------   --------    ---------
  Adjusted net income (loss) per share......................   $    (1.08)  $   1.24    $    1.95
                                                               ==========   ========    =========

Diluted net income (loss) per share:
  Reported net income (loss)................................   $    (1.65)  $   1.21    $    1.90
  Goodwill amortization.....................................         0.58         --           --
  Negative goodwill amortization............................        (0.01)        --           --
                                                               ----------   --------    ---------
  Adjusted net income (loss) per share......................   $    (1.08)  $   1.21    $    1.90
                                                               ==========   ========    =========

                              GOLDEN TELECOM, INC.

NOTE 5: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

ACQUISITIONS IN 2001

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

     The following unaudited pro forma combined results of operations for the Company give effect to the Cityline, Uralrelcom and PTK business combinations as if they had occurred at the beginning of 2001. For the twelve months ended December 31, 2001, pro forma revenue would have been approximately $142.9 million and the pro forma net loss would have been approximately $40.9 million, or $1.73 per common share. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

     In September 2001, the Company acquired 51% of ADS, a competitive local exchange carrier, operating primarily in Nizhny Novgorod, for cash consideration of approximately $2.9 million. The impact of this acquisition was not material.

     The results of operations of Cityline, Uralrelcom and PTK have been included in the Company's consolidated operations since June 1, 2001. The results of operations of ADS have been included in the Company's consolidated operations since September 1, 2001.

ACQUISITIONS IN 2002

     In August 2002, the Company acquired approximately 31% of Golden Telecom (Ukraine) ("GTU") for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability, net of $0.3 million discount, determined at the rate of 6.11%. The Company now owns 100% of GTU. The acquisition was accounted for as a purchase business combination under US GAAP. The Company has recorded approximately $1.8 million of contract-based customer relationship intangible assets that will be amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.

     In September 2002, subsidiaries of the Company completed the acquisition of 50% of EDN Sovintel LLC ("Sovintel") that the Company did not own from Open Joint Stock Company Rostelecom ("Rostelecom"), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of the Company and Rostelecom, bringing the Company's ownership in Sovintel to 100%. The total purchase price of approximately $113.1 million consisted of approximately $50.7 million in GTI's common stock, representing 4,024,067 shares, $10.0 million in cash consideration, $46.0 million in promissory note consideration (see discussion below), and direct transaction costs of approximately $7.1 million, including an investment banking fee of approximately $3.3 million paid to an affiliate of Alfa, a shareholder of the Company. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia. The Company began consolidating the results of operations of Sovintel on September 17, 2002.

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

                              GOLDEN TELECOM, INC.

     The acquisition of the remaining 50% of Sovintel was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". As the transaction reflected acquisition of the remaining 50% interest in Sovintel which was not previously owned by the Company, the Company has recorded the net assets acquired at 50% of estimated fair value and 50% of historical US GAAP carrying values. The following is a condensed balance sheet of Sovintel as of September 17, 2002, reflecting purchase price allocation to the net assets acquired:

                                                                  SEPTEMBER 17, 2002
                                                                  ------------------
                                                                    (IN THOUSANDS)
ASSETS:
  Current assets..........................................           $    43,223
  Property and equipment, net.............................                64,124
  Telecommunications service contracts
     intangible assets, net...............................                14,742
  Contract based customer relationship
     intangible assets, net...............................                 6,350
  Licenses, net...........................................                   562
  Other intangible assets, net............................                   300
  Goodwill................................................                54,262
  Other assets............................................                11,114
                                                                     -----------
    Total assets..........................................           $   194,677

LIABILITIES:
  Current liabilities.....................................           $    23,774
  Non-current liabilities.................................                 8,514
                                                                     -----------
    Net assets............................................           $   162,389

  Less: previous carrying value of the Company's
     equity method investment in Sovintel.................               (49,283)
                                                                     -----------
Total purchase consideration and acquisition costs........           $   113,106
                                                                     ===========

Consideration and acquisition costs:
  Cash consideration......................................           $    10,000
  Promissory note consideration, net of discount..........                45,307
  GTI shares consideration................................                50,663
  Direct transaction costs................................                 7,136
                                                                     -----------
Total purchase consideration and acquisition costs........           $   113,106
                                                                     ===========

     The Company's financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $14.7 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 9 years, approximately $6.4 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years, approximately $0.6 million to licenses which will be amortized over a weighted average period of 5 years, and approximately $0.3 million to other identified intangible assets which will be amortized over 5 years. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $54.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $26.1 million of this goodwill has been assigned to the Business and Corporate Services reportable segment and approximately $28.2 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the acquisition of the remaining 50% of Sovintel. The goodwill will be tested for impairment at least annually.

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

                                                                        TWELVE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                     2001                2002
                                                                  -----------        -----------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                            SHARE DATA)
Revenue.....................................................      $   239,128        $   286,998
Income (loss) before cumulative effect of
  a change in accounting principle..........................          (30,688)            36,587
Cumulative effect of a change in
  accounting principle......................................               --                974
                                                                  -----------        -----------
Net income (loss)...........................................      $   (30,688)       $    37,561
                                                                  ===========        ===========

Basic earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle..................      $     (1.11)       $      1.36
     Cumulative effect of a change in
          accounting principle..............................               --               0.04
                                                                  -----------        -----------
      Net income (loss) per share - basic...................      $     (1.11)       $      1.40
                                                                  ===========        ===========
Weighted average common shares - basic......................           27,629             26,748
                                                                  ===========        ===========

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle..................      $     (1.11)       $      1.34
     Cumulative effect of a change in
          accounting principle..............................               --               0.04
                                                                  -----------        -----------
     Net income (loss) per share - diluted..................      $     (1.11)       $      1.38
                                                                  ===========        ===========
Weighted average common shares - diluted....................           27,629             27,163
                                                                  ===========        ===========

ACQUISITIONS IN 2003

     In August 2003, the Company completed the acquisition of 100% of OOO Sibchallenge ("Sibchallenge"), a telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an investment banking fee of $0.3 million paid to Belongers Limited, an affiliate of Alfa, a shareholder of the Company. The acquisition of Sibchallenge establishes GTI's presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements.

     The acquisition of 100% of Sibchallenge was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". The following is the condensed balance sheet of Sibchallenge as of August 31, 2003 reflecting purchase price allocation to the net assets acquired:

                                                                  AUGUST 31, 2003
                                                                  ---------------
                                                                  (IN THOUSANDS)
ASSETS:
  Current assets..........................................          $     1,792
  Property and equipment..................................                7,057
  Telecommunications service contracts
     intangible assets, net...............................               11,175
                                                                    -----------
    Total assets..........................................          $    20,024
                                                                    ===========

LIABILITIES:
  Current liabilities.....................................          $     1,519
  Non-current liabilities.................................                3,121
                                                                    -----------
    Net assets............................................          $    15,384
                                                                    ===========

Consideration and acquisition costs:
  Cash consideration......................................               15,000
  Direct transaction costs................................                  384
                                                                    -----------
Total purchase consideration and transaction costs........          $    15,384
                                                                    ===========

                              GOLDEN TELECOM, INC.

     The Company's financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $11.2 million to telecommunications service contracts intangible assets. These identified intangible assets will be amortized over a period of 10 years. There was no goodwill recorded as a result of this transaction. The results of operations of Sibchallenge have been included in the Company's consolidated operations since August 31, 2003.

     In December 2003, the Company completed the acquisition of 100% of the shares in OAO Comincom ("Comincom") from Nye Telenor East Invest, pursuant to a Share Exchange Agreement. The total purchase price of approximately $195.3 million consisted of approximately $193.5 million in GTI's common stock, representing 7,007,794 shares and direct transaction costs of approximately $1.8 million. The purchase consideration has been determined using the closing date of the transaction as December 1, 2003. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company's common stock for the five consecutive trading days between November 26, 2003 and December 2, 2003, which was $27.61 per share. Management believes the acquisition of 100% of Comincom further strengthens the Company's position in the key Moscow and St. Petersburg communications markets, and positions the Company to realize future operating and cost synergies. Comincom provides telecommunications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia, including Moscow, St. Petersburg, Voronezh, Samara and several other major population centers. The Company began consolidating the results of operations of Comincom on December 1, 2003.

     The acquisition of 100% of the shares in Comincom was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations. The following is the condensed balance sheet of Comincom as of December 1, 2003 reflecting the preliminary purchase price allocation to the net assets acquired:

                                                                DECEMBER 1, 2003
                                                                ----------------
                                                                 (IN THOUSANDS)
ASSETS:
  Current assets..........................................        $    38,191
  Property and equipment..................................             84,749
  Telecommunications service contracts
     intangible assets, net...............................             17,344
  Contract-based customer relationship
     intangible assets, net...............................             26,847
  Licenses, net...........................................                546
  Goodwill................................................             72,305
  Other assets............................................              1,575
                                                                  -----------
    Total assets..........................................        $   241,557
                                                                  ===========

LIABILITIES:
  Current liabilities.....................................        $    28,678
  Non-current liabilities.................................             17,535
                                                                  -----------
    Net assets............................................        $   195,344
                                                                  ===========

Consideration and acquisition costs:
  GTI shares consideration................................            193,485
  Direct transaction costs................................              1,859
                                                                  -----------
Total purchase consideration and acquisition costs........        $   195,344
                                                                  ===========

     The Company's financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $17.3 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 10 years, approximately $26.8 million to contract-based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years, and approximately $0.5 million to licenses which will be amortized over a weighted average period of 4 years. The purchase price allocation will be finalized when the application of the new Russian telecommunications law, as discussed in Note 12, becomes clear. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $72.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $15.5 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment and approximately $56.8 million of this goodwill has been assigned to the Business and Corporate Services reportable segment. In accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the acquisition of 100% of the shares in Comincom. The goodwill will be tested for impairment at least annually.

                              GOLDEN TELECOM, INC.

     The following unaudited pro forma combined results of operations for the Company give effect to the Sovintel, Sibchallenge and Comincom business combinations as if they had occurred at the beginning of 2002 and to give effect to the Sibchallenge and Comincom business combinations as if they had occurred at the beginning of 2003. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

                                                                     TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                    2002           2003
                                                                -----------     -----------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
Revenue.....................................................    $   371,226     $   458,276
Income before cumulative effect of
  a change in accounting principle..........................         43,368          61,802
Cumulative effect of a change in
  accounting principle......................................            974              --
                                                                -----------     -----------
Net income..................................................    $    44,342     $    61,802
                                                                ===========     ===========

Basic earnings per share of common stock:
     Income before cumulative effect of
          a change in accounting principle..................    $      1.30     $      1.77
     Cumulative effect of a change in
          accounting principle..............................           0.03              --
                                                                -----------     -----------
      Net income (loss) per share - basic...................    $      1.33     $      1.77
                                                                ===========     ===========
Weighted average common shares - basic......................         33,454          34,990
                                                                ===========     ===========

Diluted earnings (loss) per share of common stock:
     Income (loss) before cumulative effect of
          a change in accounting principle..................    $      1.28     $      1.74
     Cumulative effect of a change in
          accounting principle..............................           0.03              --
                                                                -----------     -----------
      Net income (loss) per share - diluted.................    $      1.31     $      1.74
                                                                ===========     ===========
Weighted average common shares - diluted....................         33,869          35,539
                                                                ===========     ===========

NOTE 6: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company's ownership percentages in its equity method investments, in the periods shown, range from approximately 22% to 50%.

     The Company has financed the operating and investing cash flow requirements of several of the Company's ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company's investments in and cash advances to the ventures.

     For all periods presented through December 31, 2003, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

                                                  EQUITY METHOD ENTITIES
                                      ------------------------------------------
                                               PERIOD                   OWNERSHIP
                                      --------------------------        --------
EDN Sovintel....................      Through September 16, 2002           50%
Other Regional Ventures.........                 All                       50%
TeleRoss Nizhny Novgorod........         Through August 2001               50%
TeleRoss Ufa....................         Through March 2001                50%
TeleRoss Samara.................          Through June 2002                50%
MCT Corp........................         From December 2000              22%-24%

     TeleRoss Nizhny Novgorod, TeleRoss Ufa, TeleRoss Samara, and EDN Sovintel are all accounted for using the consolidation method subsequent to the dates indicated above.

                              GOLDEN TELECOM, INC.

     The following table presents summarized income statement information and balance sheet from the Company's significant equity investee, Sovintel, for the year ended December 31, 2001 and the period January 1, 2002 to September 16, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

                                        YEAR ENDED                                         PERIOD FROM JANUARY 1 TO
                                     DECEMBER 31, 2001                                        SEPTEMBER 16, 2002
                                     ------------------                                      --------------------
                                      (IN THOUSANDS)                                             (IN THOUSANDS)
Revenue...................             $    115,706                                             $    101,261
Gross margin..............                   51,797                                                   45,248
Operating income..........                   29,747                                                   25,875
Net income................                   22,211                                                   19,115
Current Assets............                   45,319                                                       --
Total Assets..............                  108,513                                                       --
Current liabilities.......                   21,893                                                       --
Total liabilities.........                   25,065                                                       --
Net assets                                   83,448                                                       --

     The Company's equity investee, MCT Corp. ("MCT"), is in default on a loan note to a third party that originally became due on September 29, 2001. In December 2001, MCT signed a forbearance agreement whereby the holder of the note agreed to forbear from selling the note or exercising its rights under the original debt agreements and to extend the terms of repayment until January 31, 2002. MCT did not make payment on the note prior to January 31, 2002 and during April 2002 the holder of the note foreclosed on the collateral related to the note and subsequently sold it to a third-party, resulting in a substantial loss to MCT. The Company recognized the corresponding amount of the Company's equity in MCT's losses during the second quarter of 2002, not exceeding the carrying value of the Company's investment in MCT. Total equity in losses recognized by the Company related to its MCT investment were $3.9 million and $5.1 million for the year ended December 31, 2001 and 2002, respectively. Management believes that throughout the remainder of 2002 and 2003, MCT has continued to incur losses. The Company has no further commitments to provide financial support to MCT and thus has ceased recording any additional losses. In August 2003, MCT concluded a binding agreement with OJSC Mobile TeleSystems on the sale of five of its cellular operators. OJSC Mobile TeleSystems paid MCT approximately $70.0 million and assumed certain guarantees as part of the transaction. In October 2003, MCT declared a cash dividend of $1.90 per common share to shareholders of record as of October 27, 2003. The Company's portion of this cash dividend was approximately $4.7 million. This cash dividend was received in November 2003 and is classified as part of equity in earnings in the consolidated statement of operations. Consideration has been given to the resumption of equity accounting, however management does not believe that the Company's share of income resulting from the sale of assets that MCT has made would exceed losses that had previously not been recognized once the investment in MCT had been reduced to zero.

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                    DECEMBER 31,
                                                              -----------------------
                                                                 2002          2003
                                                              ---------     ---------
                                                                   (IN THOUSANDS)
Other current assets consist of:
  Inventory...............................................    $   3,401     $   7,932
  Notes receivable........................................        1,840         1,972
  Other current assets....................................        4,872         6,005
                                                              ---------     ---------
          Total other current assets......................    $  10,113     $  15,909
                                                              =========     =========

Other non-current assets consist of:
  Notes receivable........................................    $   5,582     $   3,610
  Investments in and advances to ventures.................          721           251
  Other non-current assets................................        6,749         4,256
                                                              ---------     ---------
          Total other non- current assets.................    $  13,052     $   8,117
                                                              =========     =========

Accounts payable and accrued expenses consists of:
  Accounts payable........................................    $  27,443     $  47,437
  Interest payable........................................           58            11
  Accrued compensation....................................        1,643         2,241
  Accrued other taxes.....................................        5,474         1,092
  Accrued access and network services.....................        3,031         9,471
  Other accrued expenses..................................        6,221         7,575
                                                              ---------     ---------
          Total accounts payable and accrued expenses.....    $  43,870     $  67,827
                                                              =========     =========

Other current liabilities consists of:
  Non-trade liabilities to GTS............................    $   2,904     $   2,904
  Other current liabilities...............................        3,076         5,284
                                                              ---------     ---------
          Total other current liabilities.................    $   5,980     $   8,188
                                                              =========     =========

                              GOLDEN TELECOM, INC.

NOTE 8: DEBT OBLIGATIONS AND CAPITAL LEASES

     Company debt consists of:

                                                     DECEMBER 31,
                                               -------------------------
                                                   2002          2003
                                               -----------   -----------
                                                    (IN THOUSANDS)
Citibank General Credit Agreement..........    $       550   $       200
Citibank Credit Facility...................         30,000            --
Motorola Equipment Agreement...............            849           100
 Siemens Loan Agreement....................          1,700           850
                                               -----------   -----------
                                                    33,099         1,150
Less: debt maturing within one year........          8,988           950
                                               -----------   -----------
          Total long-term debt.............    $    24,111   $       200
                                               ===========   ===========

     Aggregate maturities of debt, as of December 31, 2003, are as follows: 2004 -- $1.0 million, 2005 -- none, 2006 -- $0.1 million, 2007 -- $0.1 million, 2008
-- none, and thereafter -- none.

     The Company paid interest of $2.2 million, $4.8 million and $2.0 million in 2001, 2002, and 2003, respectively.

     Some of the Company's operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Russian subsidiary of Citibank. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company's Russian registered ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for the Company's larger Russian operating companies. The funding level as of December 31, 2003 for all these facilities totaled $1.0 million, of which $0.2 million was funded to the Company's consolidated subsidiaries and $0.8 million was funded to the Company's affiliates. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate ("LIBOR") plus 1.0 percent per annum (equivalent to approximately 2.49%, on average for loans outstanding, at December 31, 2003) and mature between December 2006 and January 2007.

     In June 1996, GTU entered into an agreement with Motorola Corporation (the "Motorola equipment agreement") whereby GTU could purchase up to $20.0 million of certain equipment from Motorola. Through December 31, 2003, the Company had purchased $13.7 million of equipment under this agreement. GTU is required to make 15 semiannual payments plus accrued interest beginning six months after completion of installation of such equipment, starting on June 25, 1997. In June 2004, GTU is required to make the final semiannual payment plus accrued interest. Amounts outstanding under this agreement totaled $0.1 million at December 31, 2003. The agreement carries interest at a rate equal to the USD LIBOR rate plus 3.0 percent per annum (equivalent to 4.02% at December 31, 2003).

     In October 2000, GTU entered into a four year supplier loan agreement with Siemens AG (the "Siemens Loan Agreement") whereby Siemens AG provided to GTU a loan of $3.4 million for the purchase from Siemens AG of network equipment and services for use in the GSM 1800 network in Odessa, Ukraine, deployed in the third quarter of 2000. In accordance with the terms of the Siemens Loan Agreement, GTU is required to make eight semi-annual payments plus accrued interest beginning May 15, 2001. Principal outstanding under this agreement totaled $0.9 million at December 31, 2003. The agreement carries interest at a rate equal to the six month USD LIBOR plus 4.9% (equivalent to 6.17% at December 31, 2003). The Siemens Loan Agreement became effective with the execution of a payment guarantee by GTI.

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

                              GOLDEN TELECOM, INC.

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

     The following table presents minimum lease payments under capital leases:

                                                LEASE PAYMENTS
                                                --------------
                                                (IN THOUSANDS)
2004.......................................      $     3,129
2005.......................................            2,862
2006.......................................            1,592
                                                 -----------
                                                       7,583
Less: interest.............................              753
                                                 -----------
          Total principal payments.........      $     6,830
                                                 ===========

     In September 2002, ROL Holdings Limited ("ROLH"), a wholly-owned Cypriot subsidiary of the Company, entered into a secured $30.0 million credit facility with ZAO Citibank ("Citibank Credit Facility"). ROLH drew upon the Citibank Credit Facility in the fourth quarter of 2002 to fund the repayment of $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom by TeleRoss in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. In June 2003, the Company settled early the $30.0 million of outstanding debt plus accrued interest. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

NOTE 9: SHAREHOLDERS' EQUITY

Common Stock

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

     In December 2003, the Company issued 7,007,794 shares of common stock to Telenor in settlement of the purchase price for the acquisition of 100% ownership interest in Comincom, previously held by Telenor.

     The Company's outstanding shares of common stock increased by 479,977 shares and 1,918,882 shares in the twelve months ended December 31, 2002 and 2003, respectively issued in connection with the exercise of employee stock options. The Company has reserved 1,736,077 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.

                              GOLDEN TELECOM, INC.

Preferred Stock

     On May 17, 2000, the Company's shareholders authorized 10 million shares of preferred stock, none of which have been issued.

NOTE 10: STOCK OPTION PLANS

     Prior to the formation of the Company, certain employees participated in one or more of the stock option plans of GTS. At the time of the IPO certain employees that had been granted GTS options that would vest during the year 2000, surrendered those options and received restricted shares in GTI, which vested on the second anniversary of the IPO. The maximum number of restricted shares to be issued under this arrangement was 141,961. The total cost of this restricted share program to the Company was $1.7 million (grant date fair value) of which $0.6 million was recorded in the year ended December 31, 2001 and $1.1 million was recorded prior to 2001.

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

     The fair value of options granted under the GTI Option Plan in 2001 are estimated between $7.31 and $8.89 per common share, in 2002 are estimated to be $8.77 per common share and in 2003 are estimated to be between $9.39 and $15.05 per common share, on the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                     2001      2002            2003
                                                     -----     ----        ------------
Risk free interest rate.........................     4.84%     4.71%       2.89 - 3.55%
Dividend yield..................................      0.0%      0.0%               0.0%
Expected life (years)...........................      3.0       3.0                3.0
Volatility......................................      125%      123%         104 - 108%

                              GOLDEN TELECOM, INC.

     Additional information with respect to stock options activity is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                 2002                    2003
                                        ---------------------  -------------------------
                                                     WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE
                                         SHARES       PRICE      SHARES          PRICE
                                        ---------   ---------  ----------       --------
Outstanding at beginning of year..      3,241,906   $   12.75   2,657,073       $  12.75
Options granted...................        125,000       12.00     195,000          14.56
Options exercised.................       (479,977)      12.14  (1,918,882)         12.43
Options expired...................        (12,438)      13.00     (20,054)         27.06
Options forfeited.................       (217,418)      13.66      (8,865)         15.63
                                        ---------              ----------
Outstanding at end of year........      2,657,073       12.75     904,272          13.48
                                        =========              ==========
Options exercisable at end of year      2,230,147   $   12.72     566,324       $  13.49

     The following table summarizes information about stock options outstanding:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          ------------------------------------   ------------------------
                                         WEIGHTED
                                          AVERAGE
                                         REMAINING    WEIGHTED                  WEIGHTED
                                        CONTRACTUAL    AVERAGE                   AVERAGE
    EXERCISE PRICES         NUMBER         LIFE       EXERCISE     NUMBER       EXERCISE
 AT DECEMBER 31, 2003:    OUTSTANDING   (IN YEARS)      PRICE    EXERCISABLE      PRICE
----------------------    -----------   -----------  ---------   -----------    --------
$   12.00                   525,559        6.6       $   12.00     382,611      $  12.00
    14.00                   175,000        9.1           14.00          --            --
    15.63                   173,713        6.2           15.63     173,713         15.63
    19.45                    20,000        4.4           19.45          --            --
    33.25                    10,000        6.4           33.25      10,000         33.25

NOTE 11: INCOME TAXES

     The Company accounts for income taxes using the liability method required by FASB Statement No. 109 "Accounting for Income Taxes".

     The components of income (loss) before income taxes and minority interest were as follows:

                                         YEAR ENDED DECEMBER 31,
                               -------------------------------------------
                                   2001            2002           2003
                               -----------    ------------    ------------
                                             (IN THOUSANDS)
Pretax income (loss):
      Domestic.......          $  (16,121)    $      5,823    $      5,754
      Foreign........             (20,865)          28,141          67,560
                               -----------    ------------    ------------
                               $  (36,986)    $     33,964    $     73,314
                               ===========    ============    ============

     The following is the Company's significant components of the provision for income taxes attributable to continuing operations:

                                     YEAR ENDED DECEMBER 31,
                                ---------------------------------
                                 2001         2002        2003
                                -------     --------    ---------
                                            (IN THOUSANDS)
Domestic - current............  $   193     $     16    $      --
Domestic - deferred...........       --           --       (1,861)
Foreign - current.............    3,365        8,824       20,516
Foreign - deferred............   (1,656)      (4,213)      (1,256)
                                -------     --------    ---------
                                $ 1,902     $  4,627    $  17,399
                                =======     ========    =========

     The Company paid income taxes of $2.7 million, $8.5 million and $17.5 million in 2001, 2002 and 2003, respectively.

                              GOLDEN TELECOM, INC.

     United States ("US") taxable income or losses recorded are reported on the Company's consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS' US net operating loss carry-forwards in 1999. As of December 31, 2003, the Company had net operating loss carry-forwards for US federal income tax purposes of approximately $5.3 million expiring in fiscal years 2010 through 2019. In the fourth quarter of 2003, the Company recognized the full amount of US carry-forward tax losses resulting in a deferred tax benefit of approximately $1.9 million.

     The reconciliation of the US statutory federal tax rate of 35.0% to the Company's effective tax rate is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                               2001      2002       2003
                                                                              ------     -----     -----
Tax benefit (expense) at US statutory rates.............................       35.0%    (35.0)%   (35.0)%
Non-deductible expenses/non-taxable income:
  Amortization..........................................................      (11.4)     (0.7)     (0.4)
  Equity in earnings....................................................        7.7       5.8        --
Foreign exchange differences............................................       (0.6)     (1.2)     (0.1)
Different foreign tax rates.............................................      (15.6)      7.7       9.3
Change in valuation allowance...........................................       (2.2)     15.1       3.8
Other permanent differences.............................................      (18.1)     (5.3)     (1.3)
                                                                              -----     -----     -----
Tax expense.............................................................       (5.2)%   (13.6)%    (23.7)%
                                                                              =====     =====     ======

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                                    DECEMBER 31,
                                                2002          2003
                                             ------------   --------
                                                   (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carry-forwards......    $     7,534    $    1,955
  Accrued expenses.......................          2,035         2,525
  Deferred revenue.......................          3,440         4,800
  Fixed assets...........................          4,386         4,778
  Other deferred tax assets..............          1,312         1,117
  Valuation allowance....................         (9,380)       (6,587)
                                             -----------    ----------
Total deferred tax asset.................    $     9,328    $    8,588
                                             -==========    ==========

Deferred Tax Liabilities:
  Accrued revenue........................    $       756    $       --
  Deferred expenses......................          1,575         1,306
  Intangible assets......................         10,846        21,489
  Other deferred tax liabilities.........          2,916         4,259
                                             -----------    ----------
Total deferred tax liability.............    $    16,093    $   27,054
                                             ===========    ==========

    Net deferred tax liability...........    $    (6,765)   $  (18,466)
                                             ===========    ==========

     The following table presents the Company's deferred tax assets and liabilities as of December 31, 2002 and 2003 attributable to different tax paying components in different tax jurisdictions:

                                                    DECEMBER 31,
                                             -------------------------
                                                 2002          2003
                                             ------------   ----------
                                                   (IN THOUSANDS)
Deferred Tax Assets:
  US tax component.......................    $    4,102     $    1,861
  Foreign tax component..................        14,606         13,314
  Valuation allowance....................        (9,380)        (6,587)
                                             ----------     ----------
Total deferred tax asset.................    $    9,328     $    8,588
                                             ==========     ==========

Deferred Tax Liability:

  US tax component.......................    $       --     $       --
  Foreign tax component..................        16,093         27,504
                                             ----------     ----------
Total deferred tax liability.............    $   16,093     $   27,504
                                             ==========     ==========

    Net deferred tax liability...........    $   (6,765)    $  (18,466)
                                             ==========     ==========

                              GOLDEN TELECOM, INC.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Leases

         The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $4.2 million, $4.9 million, and $4.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

         Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2003, are as follows: 2004 -- $1.9 million, 2005 -- $1.3 million, 2006 -- $0.6 million, 2007 -- $0.1 million,
2008 -- none, and thereafter -- none.

Other Commitments and Contingencies

         The Company has future purchase commitments of $8.4 million and $24.6 million as of December 31, 2002 and 2003, respectively.

         In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 8. The Company expects that all the collateralized debt will be repaid by the ventures. In addition, the Company has issued guarantees for the benefit of certain of its consolidated subsidiaries. The total amount guaranteed at December 31, 2003 was approximately $2.4 million.

Major Customers

         The Company had one major customer in the Carrier and Operator reporting segment, representing $18.9 million, or 14%, of total revenues in 2001, $23.1 million, or 12%, of total revenues in 2002 and $27.6 million, or 8%, of total revenue in 2003.

Tax Matters

         The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2002 and 2003. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

         On January 1, 2004, a new law on telecommunications came into effect in Russia. The law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The Company cannot predict with any certainty how the new law will affect the Company. The new law creates a new interconnect pricing regime in 2004 that should be more transparent and unified and it creates a universal service charge calculated as a percentage of revenue which will be introduced from 2005. The new law may increase the regulation of the Company's operations and until such time as appropriate regulations consistent with the new law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

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

                              GOLDEN TELECOM, INC.

NOTE 13: RELATED PARTY TRANSACTIONS

         Transactions with the Company's equity investees, GTS, Alfa affiliates, Rostelecom, and Telenor were as follows, for the years ended December 31:

                                                          2001     2002    2003
                                                        -------  -------  ------
                                                             (IN THOUSANDS)
Revenue from equity investees.......................    $ 9,029  $ 7,499  $    98
Revenue from GTS affiliates.........................      2,475       --       --
Revenue from  Rostelecom............................         --      446      575
Revenue from  Telenor...............................         --       --        3
Revenue from Alfa affiliates........................        127    1,102    1,134
                                                        -------  -------  -------
                                                        $11,631  $ 9,047  $ 1,810
                                                        =======  =======  =======
Cost of revenue from equity investees...............     10,056    8,527    4,790
Cost of revenue from GTS affiliates.................        850       --       --
Cost of revenue from Telenor........................         --       --       27
Cost of revenue from Rostelecom.....................         --    5,154   16,860
                                                        -------  -------  -------
                                                        $10,906  $13,681  $21,677
                                                        =======  =======  ======

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

         The revenue and cost of revenue from Telenor included in the income statement represents revenue and cost of revenue from December 2003, the date Telenor became a shareholder.

         Included in other current assets at December 31, 2003 is approximately $0.3 million of accounts receivable from Alfa affiliates, approximately $0.2 million of accounts receivable from Rostelecom, and approximately $0.1 million of intercompany accounts receivable from Telenor.

         The Company maintains bank accounts with Alfa Bank, which act as a clearing agent for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2002 and 2003. In addition, certain of the Company's Russian subsidiaries maintain current accounts with Alfa. The amounts on deposit were approximately $0.7 million at December 31, 2002 and minimal at December 31, 2003.

         The Company maintains bank accounts with International Moscow Bank. The Company's Chief Executive Officer's spouse is a member of the Bank Board of Directors of International Moscow Bank. The amounts on deposit were approximately $5.1 million at December 31, 2003.

         The Company incurred approximately $0.9 million in consulting costs from an affiliate of Alfa in relation to investment transactions in Cityline, Uralrelcom, and PTK during 2001, approximately $3.3 million in consulting costs from an affiliate of Alfa in relation to the acquisition of the remaining 50% of Sovintel previously held by Rostelecom in 2002 and approximately $0.3 million in consulting costs from an affiliate of Alfa in relation to the acquisition of Sibchallenge in 2003. In addition, the Company incurred approximately $0.1 million in consulting costs from an affiliate of Alfa related to a potential acquisition that was subsequently withdrawn from the market.

         The Company has entered into a consulting services agreement with Alfa Bank. This consulting services agreement became effective on April 1, 2003 and will terminate on December 31, 2004, unless terminated earlier pursuant to the agreement. The agreement provides for compensation for the services, the total amount of which shall not exceed $1.0 million for the provision of services from April 1, 2003 to December 31, 2003 and an amount which shall not exceed $1.0 million for the provision of services from January 1, 2004 to December 31, 2004. In 2003, the Company expensed $0.8 million under the consulting services agreement.

                              GOLDEN TELECOM, INC.

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

         A member of the Company's executive management is a relative of the general director of two Russian based telecommunications services providers. The Company received revenue from these two telecommunications services providers in the amount of approximately $2.9 million for the year ended December 31, 2003 and incurred costs to these two telecommunications services providers in the amount of approximately $1.8 million dollars in the year ended December 31, 2003. At December 31, 2003, the Company had accounts receivable of approximately $0.5 million and accounts payable of approximately $0.4 million with these two telecommunications services providers.

         The Company provides telecommunications services to a marketing firm where the Chief Financial Officer's spouse is the Chief Executive Officer. The Company received revenue of approximately $0.1 million for the year ended December 31, 2003 from the marketing firm.

         The Company issues loans to Russian employees principally to finance the purchase of apartments in Russia. The amount of loans outstanding was approximately $0.7 million at December 31, 2002 and approximately $0.6 million at December 31, 2003. These loans typically have a 4% to 10% rate of interest per annum and are typically payable over 3 years. In November 2002, the Company issued an approximately $0.1 million loan to the Finance Director of Sovintel, a wholly-owned subsidiary of the Company.

NOTE 14: SEGMENT INFORMATION

LINE OF BUSINESS DATA

         The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the twelve months ended December 31, 2001, 2002 and 2003, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, the Company managed business segments based on telecommunications products the Company provided. In April 2003, the Company re-designed the business segments around customer characteristics, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

                              GOLDEN TELECOM, INC.

                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                           BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                         BUSINESS   CARRIER                                     BUSINESS                 EQUITY
                            AND       AND     CONSUMER   MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD     AFFILIATE
                         CORPORATE  OPERATOR  INTERNET  SERVICES  ELIMINATIONS    TOTAL      RESULTS     VENTURES   ADJUSTMENTS
                         ---------  --------  --------  --------  ------------    -----      -------     --------   -----------
                                                                  (IN THOUSANDS)
TWELVE MONTHS ENDED
DECEMBER 31, 2001

Revenue from external
  customers ...........  $ 123,554  $ 89,265   $13,842   $14,361    $       --  $241,022      $140,038   $(119,958) $     18,974
Intersegment revenue...        402       382        --        --          (784)       --            --          --            --
Impairment charge .....         --        --    20,886     9,931           474    31,291        31,291          --            --
Operating income
  (loss)...............     27,279    25,867   (33,418)  (10,915)      (23,177)  (14,364)      (45,271)    (30,907)           --
Identifiable assets....    139,796   129,159    35,838    10,264        97,585   412,642       300,384    (112,258)           --
Capital expenditures...     32,517    16,722     4,354     1,278           133    55,004        37,359     (17,645)           --

                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                           BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                         BUSINESS   CARRIER                                     BUSINESS                 EQUITY
                            AND       AND     CONSUMER   MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD     AFFILIATE
                         CORPORATE  OPERATOR  INTERNET  SERVICES  ELIMINATIONS    TOTAL      RESULTS     VENTURES   ADJUSTMENTS
                         ---------  --------  --------  --------  ------------    -----      -------     --------   -----------
                                                                  (IN THOUSANDS)
TWELVE MONTHS ENDED
DECEMBER 31, 2002

Revenue from external
  customers............  $ 149,170  $104,609   $21,800  $ 13,001  $         --  $288,580  $    198,727  $ (105,861) $     16,008
Intersegment revenue...        502       717        --        --        (1,219)       --            --          --            --
Operating income
 (loss)................     36,975    28,620    (4,356)    3,553        (6,511)   58,281        31,430     (26,851)           --
Identifiable assets....    161,635   202,134    41,896     9,383        24,315   439,363       435,810      (3,552)           --
Capital expenditures...     29,375    15,417     2,908       449           222    48,371        29,430     (18,941)           --

                                                                                                        ADJUSTMENTS TO RECONCILE
                                                                                                           BUSINESS SEGMENT TO
                                                                                                          CONSOLIDATED RESULTS
                                                                                                        ------------------------
                         BUSINESS   CARRIER                                     BUSINESS                 EQUITY
                            AND       AND     CONSUMER   MOBILE   CORPORATE &   SEGMENT   CONSOLIDATED    METHOD     AFFILIATE
                         CORPORATE  OPERATOR  INTERNET  SERVICES  ELIMINATIONS    TOTAL      RESULTS     VENTURES   ADJUSTMENTS
                         ---------  --------  --------  --------  ------------    -----      -------     --------   -----------
                                                                  (IN THOUSANDS)
TWELVE MONTHS ENDED
DECEMBER 31, 2003

Revenue from external
  customers............  $ 188,087  $128,048  $ 30,775  $ 13,895  $         --  $360,805  $    360,534  $   (4,861) $      4,590
Intersegment revenue...        649       793        --        --        (1,442)       --            --          --            --
Operating income
 (loss)................     47,603    26,503    (2,457)    5,278        (6,976)   69,951        69,731        (220)           --
Identifiable assets....    385,087   236,635    52,584     6,566        52,042   732,914       729,226      (3,688)           --
Capital expenditures...     40,231    20,317     2,851       569            90    64,058        63,737        (321)           --

                              GOLDEN TELECOM, INC.

GEOGRAPHIC DATA

         Revenues from external customers are based on the location of the operating company providing the service.

         The Company operated within two main geographic regions of the CIS:
Russia and Ukraine. Geographic information as of December 31, 2001, 2002, and 2003 is as follows:

                                                       CORPORATE,
                                                         OTHER
                                                       COUNTRIES &       CONSOLIDATED
                                RUSSIA     UKRAINE     ELIMINATIONS         RESULTS
                               --------   --------   ---------------    ---------------
                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
  Revenue ..................   $104,461   $ 37,954   $        (2,377)   $       140,038
  Long-lived assets ........    177,757     26,318               783            204,858

YEAR ENDED DECEMBER 31, 2002
  Revenue ..................   $166,319   $ 35,488   $        (3,080)   $       198,727
  Long-lived assets ........    275,209     24,541             1,512            301,262

YEAR ENDED DECEMBER 31, 2003
  Revenue ..................   $318,426   $ 44,524   $        (2,416)   $       360,534
  Long-lived assets ........    509,339     24,236             2,886            536,461

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

         The following table summarizes significant non-cash investing and financing activities for the Company.

                                         TWELVE MONTHS ENDED
                                             DECEMBER 31,
                                         -------------------
                                          2002        2003
                                         --------   --------
                                           (IN THOUSANDS)
Issuance of common stock in connection
  with acquisitions ..................   $ 50,663   $193,485
Amounts payable in connection with
  business acquisitions ..............      3,500         --
Capitalized leased assets ............         --        420

NOTE 16: OTHER TRANSACTIONS

Impairment

         In the fourth quarter of 2001, the Company recorded an impairment charge in the amount of $10.4 million in association with the Company's mobile operations in Ukraine. In 2001, the mobile operation in Ukraine became subject to strong competitive and regulatory pressures, the Company's average revenue per user ("ARPU") declined significantly and the mobile operations business segment recorded an operating loss for the first time. The undiscounted cash flow analysis performed by the Company indicated that carrying value of the mobile long-lived assets was not recoverable. The Company recognized the loss as an impairment charge, calculated as the difference between the carrying amount and the fair value of the assets. Fair value was assessed by discounting the future cash flows associated with the assets. The components of the impairment charge includes a write-down of net property, plant and equipment by $8.4 million, net licenses by $1.5 million and net goodwill associated with the mobile operations of $0.5 million. This impairment charge is classified in the Mobile Services division.

                              GOLDEN TELECOM, INC.

         In addition to the traditional voice and data service provision, GTI has been actively pursuing a strategy of developing non-traditional telecom service offerings including those related to the Internet, such as web hosting, web design, and vertical and horizontal Internet portal development. To this end, GTI acquired InfoArt Stars and the Agama family of Web properties to add to the Russia-On-Line Internet portal, which also incorporates some of the other acquisitions made in the year ended December 31, 2000, referat.ru, Absolute Games and Fintek. In line with experience outside of Russia, the Company has not seen the rapid development of Internet based services that was expected. During 2001, Internet based advertising and e-commerce revenues had not developed to significant levels. The undiscounted cash flow analysis, based on the 5-year business plan approved in the fourth quarter of 2001, performed by the Company indicated that carrying value of the long-lived portal assets was impaired. The Company recognized the loss as an impairment charge, calculated as the difference between the carrying amount and the fair value of the assets. Fair value was assessed by discounting the future cash flows associated with the assets. As a result, GTI recorded an impairment charge of $20.9 million. The impairment charge represents a write-down of Internet Content and Related Software, which was classified as Other Intangible Assets in the balance sheet and was included in the operating results of the Company's Consumer Internet business segment.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data is as follows:

                                                                             ACTUAL
                                                                   FOR THE THREE MONTHS ENDED
                                                               ----------------------------------
                                               MARCH 31,          JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                 2002               2002                2002              2002
                                            ---------------    ---------------    ---------------    ---------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...............................    $        36,350    $        39,217    $        46,376    $        76,784
Cost of Revenues .......................             15,370             17,556             21,617             36,646
Gross Margin ...........................             20,980             21,661             24,759             40,138
Selling, general and administrative ....              9,687             10,237             10,792             15,431
Net income .............................              6,206              2,754              7,879             12,945
Net income per share - basic(1) ........    $          0.28    $          0.12    $          0.32    $          0.48

                                                                             ACTUAL
                                                                   FOR THE THREE MONTHS ENDED
                                                               ----------------------------------
                                               MARCH 31,          JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                 2003               2003                2003              2003
                                            ---------------    ---------------    ---------------    ---------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...............................    $        78,376    $        80,762    $        90,095    $       111,301
Cost of Revenues .......................             37,299             39,436             44,883             59,467
Gross Margin ...........................             41,077             41,326             45,212             51,834
Selling, general and administrative ....             13,438             13,385             15,764             21,797
Net income .............................             12,820             11,835             12,506             18,274
Net income per share - basic(1) ........    $          0.47    $          0.43    $          0.44    $          0.59

(1) The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

NOTE 18: SUBSEQUENT EVENTS

         In February 2004, the Company completed the acquisition of ST-Holdings, a Czech company that owns approximately 50% plus one share in ZAO
Samara-Telecom, a telecommunications service provider in Samara, Russia from SMARTS and individual owners for approximately $4.8 million in cash.

         In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The total amount payable to shareholders will be approximately $7.2 million.

         In the first quarter of 2004, the Company expects to incur a reorganization charge in the range of approximately $2.0 million to approximately $3.0 million for headcount reductions in association with the operational integration of Comincom.

                          AUDITED FINANCIAL STATEMENTS

                                EDN SOVINTEL LLC
         YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM JANUARY 1 TO
                               SEPTEMBER 16, 2002
                      WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
EDN Sovintel LLC

         We have audited the accompanying statements of income and cash flows of EDN Sovintel LLC for the year ended December 31, 2001 and for the period from January 1 to September 16, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of EDN Sovintel LLC and its cash flows for the year ended December 31, 2001 and for the period from January 1 to September 16, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 6, 2003

                                EDN SOVINTEL LLC

                              STATEMENTS OF INCOME

                                                                       PERIOD FROM
                                                    YEAR ENDED        JANUARY 1 TO
                                                   DECEMBER 31,       SEPTEMBER 16,
                                                      2001                2002
                                                 ---------------     ---------------
                                                       (IN THOUSANDS OF US$)
REVENUES:
   Telecommunication services ...............    $       108,363     $        96,610
   Revenue from affiliates ..................              7,343               4,651
                                                 ---------------     ---------------
                                                         115,706             101,261
OPERATING COSTS AND EXPENSES:
   Service costs (excluding depreciation) ...             63,909              56,013
   Selling, general and administrative
   (excluding depreciation)..................             13,025              11,856
   Depreciation .............................              9,025               7,517
                                                 ---------------     ---------------
TOTAL OPERATING COSTS AND EXPENSES ..........             85,959              75,386
                                                 ---------------     ---------------
INCOME FROM OPERATIONS ......................             29,747              25,875
OTHER INCOME (EXPENSE):
   Interest income ..........................                321                 508
   Interest expense .........................                (12)                 (3)
   Foreign currency losses ..................               (355)               (618)
                                                 ---------------     ---------------
TOTAL OTHER INCOME (EXPENSE) ................                (46)               (113)
                                                 ---------------     ---------------
Net income before taxes .....................             29,701              25,762
Income taxes ................................              7,490               6,647
                                                 ---------------     ---------------
NET INCOME ..................................    $        22,211     $        19,115
                                                 ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                                EDN SOVINTEL LLC

                            STATEMENTS OF CASH FLOWS

                                                                              PERIOD FROM
                                                            YEAR ENDED        JANUARY 1 TO
                                                           DECEMBER 31,      SEPTEMBER 16,
                                                               2001              2002
                                                           -------------     -------------
                                                                (IN THOUSANDS OF US$)
OPERATING ACTIVITIES
Net income ............................................    $      22,211     $      19,115
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ........................................            9,025             7,517
  Deferred income taxes ...............................            1,175            (2,193)
  Provision for doubtful accounts .....................              708                --
  Provision for obsolete inventory ....................              200               650
  Foreign exchange loss ...............................              355               618
Changes in operating assets and liabilities:
  Accounts receivable .................................           (2,175)           (6,407)
  Inventories .........................................           (4,220)            2,459
  Inventory consigned to others .......................           (1,063)            1,063
  Prepaid expenses and other assets ...................             (843)              119
  VAT receivable, net .................................            2,185               (26)
  Trade payables ......................................            4,532             5,377
  Accrued liabilities and other payables ..............            2,645             1,093
  Decrease amounts due to affiliated companies, net ...             (607)           (1,239)
                                                           -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............           34,128            28,146

INVESTING ACTIVITIES
  Purchases of property and equipment .................          (17,059)          (18,126)
  Loan to affiliated company ..........................               --            (9,983)
                                                           -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES .................           (17,059)         (28,109)

FINANCING ACTIVITIES
  Payment of debt .....................................              (22)               --
  Payment of dividends ................................           (4,000)           (4,000)
                                                           -------------     -------------
NET CASH USED IN FINANCING ACTIVITIES .................           (4,022)           (4,000)

Effect of exchange rate changes on cash ...............             (267)             (204)
                                                           -------------     -------------
Net (decrease) increase in cash .......................           12,780            (4,167)
Cash at beginning of period ...........................            4,013            16,793
                                                           -------------     -------------
CASH AT END OF PERIOD .................................    $      16,793     $      12,626
                                                           =============     =============

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

         Effective September 17, 2002, subsidiaries of GTI completed the acquisition of the remaining 50% of the Company previously held by Open Joint Stock Company Rostelecom ("Rostelecom"), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of GTI and Rostelecom, bringing GTI's ownership interest in the Company to 100%.

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

Revenue Recognition

         The Company records as revenue the amount of telecommunications rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added-taxes ("VAT") charged to customers. Certain other taxes that are based on revenues during 2001 and for the period from January 1 to September 16, 2002, amounted to $1,131 and $1,016, respectively, and are charged to selling, general and administrative expenses since these are incidental to the revenue cycle.

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

Advertising

         The Company expenses the cost of advertising as incurred. Advertising expenses for the year ended December 31, 2001 and for the period from January 1 to September 16, 2002 were $934 and $1,286, respectively, and are included in selling, general and administrative expenses.

Income Taxes

         The Company computes and records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

Government Pension Funds

         The Company contributes to the Russian Federation state pension fund, social fund, medical insurance fund, unemployment fund and transport fund on behalf of all its Russian employees. The contributions are expensed as incurred.

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the year ended December 31, 2001 and for the period from January 1 to September 16, 2002, comprehensive income for the Company is equal to net income.

NOTE 4. INCOME TAXES

         The Russian Federation was the only tax jurisdiction in which the Company's income was taxed. The income tax expense reported in the accompanying statements of income, for the year ended December 31, 2001 and for the period January 1 to September 16, 2002, represents the provision for current and deferred taxes.

                                EDN SOVINTEL LLC

         Significant components of the provision for income taxes for the years ended December 31, 2001 and for the period ended January 1 to September 16, 2002 are as follows:

                                 2001     2002
                               -------  -------
Current tax expense..........  $ 6,315  $ 8,840
Deferred tax expense
   (benefit).................    1,175   (2,193)
                               -------  -------
Provision for income taxes...  $ 7,490  $ 6,647
                               =======  =======

         A reconciliation between the statutory rate and the effective income tax rate is as follows for the years ended December 31, 2001 and for the period January 1 to September 16, 2002:

                                                                       2001        2002
                                                                     --------     -------
Income tax expense at statutory tax rate of 30% from April
1, 1999 through December 31, 2000, 35% in 2001, and
24% from January 1 through September 16, 2002 ...................    $ 10,395     $ 6,183
Tax effect of permanent differences:
  Effect of change in tax rate ..................................         304          --
  Investment incentive deductions ...............................      (4,563)         --
  Depreciation differences due to revaluation of
    fixed assets ................................................       1,010         708
  Taxes on local currency exchange gains ........................         596         358
  Other permanent differences ...................................         928         576
Increase (decrease) in the valuation allowance for
  deferred tax assets ...........................................      (1,180)     (1,178)
                                                                     --------     -------
Income tax expense reported in the financial
   statements ...................................................    $  7,490     $ 6,647
                                                                     ========     =======

         The Company paid Russian profits tax of $4,572 for 2001 and $9,657 in for the period from January 1 to September 16, 2002, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

         Transactions and balances with Rostelecom (one of the Company's members prior to September 17, 2002) and its affiliates were as follows, as of and for the years ended December 31, 2001 and for the period from January 1 to September 16, 2002:

                                          2001      2002
                                        --------  --------
Sales..............................     $    854  $    155
Telecommunication lease and traffic
    costs..........................       11,723     7,056

         Transactions and balances with GTI and its affiliates were as follows, as of and for the years ended December 31, 2000 and 2001 and the eight and a half months ended September 16, 2002:

                                                          2001     2002
                                                        -------  -------
Sales...............................................    $ 6,489  $ 4,496
Telecommunication services..........................      8,902    7,387
Management service fees and reimbursements of
 expenses of expatriate staff.......................        468      452

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

                                EDN SOVINTEL LLC

NOTE 6. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

NOTE 7. COMMITMENTS

         The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

         Total rent expense for 2001 and the period from January 1 to September 16, 2002 was $2,860 and $2,549, respectively.

NOTE 8. CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Company" of our proxy statement for our 2004 Annual Meeting of Shareholders that we will file by April 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" of our proxy statement for our 2004 Annual Meeting of Shareholders that we will file by April 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership and Certain Beneficial Owners and Management" of our proxy statement for our 2004 Annual Meeting of Shareholders that we will file by April 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" of our proxy statement for our 2004 Annual Meeting of Shareholders that we will file by April 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" of our proxy statement for our 2004 Annual Meeting of Shareholders that we will file by April 30, 2004.

                                     PART IV

ITEM 15. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a) The following documents are filed as part of this report:

         1.       Financial Statements

         The following consolidated financial statements of the Company are included as part of this document:

         -        Report of Independent Auditors

         -        Consolidated Balance Sheets as of December 31, 2002 and 2003

         - Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

         - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

         - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003

         Notes to Consolidated Financial Statements

         The following financial statements of our significant equity method investee until September 16, 2002, EDN Sovintel LLC, are included as part of this document:

         -        Report of Independent Auditors

         - Statements of Income for the year ended December 31, 2002 and the period from January 1 to September 16, 2002

         - Statements of Cash Flows for the year ended December 31, 2002 and the period from January 1 to September 16, 2002

         -        Notes to Financial Statements

         2.       Consolidated Financial Statement Schedules

        We have furnished Schedule II - Valuation and Qualifying Accounts on Page 108.

         All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

b.) Reports on Form 8-K filed in the fourth quarter of 2003:

 DATE OF REPORT                             SUBJECT OF REPORT
 --------------                             -----------------
October 10, 2003            Update of consents for certain financial
                            statements.

October 31, 2003            Update of consents for certain financial
                            statements.

November 4, 2003            Golden Telecom, Inc. announces negotiations with
                            Hudson Telecom, Inc.

November 5, 2003            Furnished Golden Telecom, Inc. press release
                            announcing third quarter 2003 results.

November 13, 2003           Announcing that Golden Telecom, Inc.'s designated
                            representatives will participate in the US-Russian
                            Investment Symposium.

December 1, 2003            Press release announcing the acquisition of 100%
                            of

                            OAO Comincom from Telenor.

December 5, 2003            Announcing that Golden Telecom, Inc.'s designated
                            representatives will participate in a press
                            conference in Moscow, Russia to discuss the
                            acquisition of 100% of OAO Comincom.

December 15, 2003           Acquisition of OAO Comincom.

c) Exhibits

  Exhibit
  Number                                    Description of Exhibit
  ------                                    ----------------------
3.1**               Amended and Restated Certificate of Incorporation of Golden
                    Telecom, Inc.

3.2**               Amended and Restated By-laws of Golden Telecom, Inc.

4.1**               Specimen certificate representing shares of Common Stock

10.1***             Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom
                    Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital
                    International Global Emerging Markets Private Equity Fund, L.P.,
                    Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.2***             Registration Rights Agreement among Golden Telecom, Inc., Alfa
                    Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom,
                    Capital International Global Emerging Markets Private Equity
                    Fund, L.P., Cavendish Nominees Limited and First NIS Regional
                    Fund SICAV.

10.3***             Standstill Agreement among Golden Telecom, Inc., Alfa Telecom
                    Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital
                    International Global Emerging Markets Private Equity Fund, L.P.,
                    Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.4(a)*****        Golden Telecom, Inc. 1999 Equity Participation Plan.

10.4(b)******       Amendment to the Golden Telecom, Inc. 1999 Equity Participation
                    Plan.

10.5****            Form of Employment Agreement for the officers of Golden Telecom,
                    Inc.

10.6*               List of officers of Golden Telecom, Inc. as of December 31, 2003 who have signed substantially the same Employment Agreement, re
                    Exhibit 10.5 above.

21.1*               List of subsidiaries of Golden Telecom, Inc.

23.1*               Consent of Ernst & Young (CIS) Limited, Independent Auditors
                    (Golden Telecom, Inc.).

23.2*               Consent of Ernst & Young (CIS) Limited, Independent Auditors
                    (EDN Sovintel LLC).

24*                 Powers of Attorney (included on signature page).

31.1*               Certification of the Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

31.2*               Certification of the Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

32.1*               Certification of the Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

32.2*               Certification of the Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

----------

*  Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

*** Incorporated by reference to the Company's current report on Form 8-K dated
    August 19, 2003 (Commission File 0-27423).

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

***** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

****** Incorporated by reference to the Company's definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 12th day of March, 2004.

GOLDEN TELECOM, INC.
                                    By: /s/DAVID STEWART
                                       -----------------------------------------
                                    Name: David Stewart
                                    Title: Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

                                    By: /s/MICHAEL WILSON
                                        ----------------------------------------
                                    Name: Michael Wilson
                                    Title: Corporate Controller
                                    (Principal Accounting Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 12th day of March, 2004.

          SIGNATURE                               TITLE                             DATE
          ---------                               -----                             ----
  /s/ALEXANDER VINOGRADOV                President, Chief Executive             March 12, 2004
---------------------------              Officer and Director
    Alexander Vinogradov                 (Principal Executive Officer)

    /s/PETER AVEN                        Chairman of the Board                  March 12, 2004
----------------------------------       of Directors
               Peter Aven

    /s/VLADIMIR ANDROSIK                 Director                               March 12, 2004
-----------------------------------
               Vladimir Androsik

    /s/MICHAEL CALVEY                    Director                               March 12, 2004
----------------------------------
               Michael Calvey

    /s/ASHLEY DUNSTER                    Director                               March 12, 2004
----------------------------------
               Ashley Dunster

    /s/DAVID HERMAN                      Director                               March 12, 2004
-----------------------------------
               David Herman

    /s/KJELL MORTEN JOHNSEN              Director                               March 12, 2004
-----------------------------------
               Kjell Morten Johnsen

    /s/ANDREI KOSOGOV                    Director                               March 12, 2004
-----------------------------------
                Andrei Kosogov

    /s/MICHAEL NORTH                     Director                               March 12, 2004
------------------------------------
                Michael North

    /s/JAN EDVARD THYGESEN               Director                               March 12, 2004
------------------------------------
                Jan Edvard Thygesen

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              GOLDEN TELECOM, INC.


               COL. A                 COL. B                 COL. C               COL. D        COL. E
-------------------------------     ----------     ----------   ------------    -----------   ----------
                                                            ADDITIONS
                                                   -------------------------
                                    BALANCE AT     CHARGED TO     RESERVES                    BALANCE AT
                                    BEGINNING       COSTS AND       FROM                          END
           DESCRIPTION              OF PERIOD       EXPENSES    ACQUISITIONS     DEDUCTIONS    OF PERIOD
-------------------------------     ----------     ----------   ------------    -----------   ----------
Allowance for doubtful accounts
 at 12/31/03....................         8,686          3,592          2,966         (1,348)      13,896
Allowance for doubtful accounts
 at 12/31/02....................         3,800          2,061          4,539         (1,714)       8,686
Allowance for doubtful accounts
 at 12/31/01....................         3,124          2,548             52         (1,924)       3,800

                                  EXHIBIT INDEX

   Exhibit
    Number                              Description of Exhibit
    ------                              ----------------------
3.1**               Amended and Restated Certificate of Incorporation of Golden
                    Telecom, Inc.

3.2**               Amended and Restated By-laws of Golden Telecom, Inc.

4.1**               Specimen certificate representing shares of Common Stock

10.1***             Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom
                    Limited, Nye Telenor East Invest AS,OAO Rostelecom, Capital
                    International Global Emerging Markets Private Equity Fund, L.P.,
                    Cavendish Nominees  Limited and First NIS Regional Fund SICAV.

10.2***             Registration Rights Agreement among Golden Telecom, Inc., Alfa
                    Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom,
                    Capital International Global Emerging Markets Private Equity
                    Fund, L.P., Cavendish Nominees Limited and First NIS Regional
                    Fund SICAV.

10.3***             Standstill Agreement among Golden Telecom, Inc., Alfa Telecom
                    Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital
                    International Global Emerging Markets Private Equity Fund, L.P.,
                    Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.4(a)*****        Golden Telecom, Inc. 1999 Equity Participation Plan.

10.4(b)******       Amendment to the Golden Telecom, Inc. 1999 Equity Participation
                    Plan.

10.5****            Form of Employment Agreement for the officers of Golden Telecom,
                    Inc.

10.6*               List of officers of Golden Telecom, Inc. as of December 31, 2003 who have signed substantially the same Employment Agreement, re
                    Exhibit 10.5 above.

21.1*               List of subsidiaries of Golden Telecom, Inc.

23.1*               Consent of Ernst & Young (CIS) Limited, Independent Auditors
                    (Golden Telecom, Inc.).

23.2*               Consent of Ernst & Young (CIS) Limited, Independent Auditors
                    (EDN Sovintel LLC).

24*                 Powers of Attorney (included on signature page).

31.1*               Certification of the Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

31.2*               Certification of the Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

32.1*               Certification of the Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

32.2*               Certification of the Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

----------

*        Filed herewith.

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

*** Incorporated by reference to the Company's current report on Form 8-K dated August 19, 2003 (Commission File 0-27423).

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