Form 10-Q
period 2004-03-31
GOLDEN TELECOM INC
filed 2004-05-07
CIK 1089874

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     At May 3, 2004 there were 36,276,579 outstanding shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1          Condensed Consolidated Financial Statements of
                Golden Telecom, Inc. (unaudited).........................................      1

                Condensed  Consolidated Balance Sheets as of December 31, 2003 and March
                31, 2004.................................................................      1

                Condensed  Consolidated  Statements of  Operations  for the Three Months
                Ended March 31, 2003 and 2004............................................      3

                Condensed  Consolidated  Statements  of Cash Flows for the Three  Months
                Ended March 31, 2003 and 2004............................................      4

                Notes to Condensed Consolidated Financial Statements.....................      5

Item 2          Management's  Discussion and Analysis of Financial Condition and Results
                of Operations *..........................................................     11

Item 4          Controls and Procedures..................................................     23

PART II.        OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K.........................................     24

Signatures...............................................................................     25

* Please refer to the special note regarding forward-looking statements in this section.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOLDEN TELECOM, INC.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,   MARCH 31,
                                                                     ------------  -----------
                                                                         2003         2004
                                                                     ------------  -----------
                                                                      (AUDITED)    (UNAUDITED)

                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................    $  65,180     $  58,659
  Accounts receivable, net of allowance for doubtful accounts of
     $13,896 and $16,177 at December 31, 2003 and March 31, 2004,
     respectively.................................................       74,016        86,061
  VAT receivable..................................................       14,819        17,179
  Prepaid expenses and advances to suppliers......................       12,232        12,257
  Deferred tax asset..............................................        5,995         7,863
  Other current assets............................................       15,909        21,252
                                                                      ---------     ---------

TOTAL CURRENT ASSETS..............................................      188,151       203,271

Property and equipment, net of accumulated depreciation of
     $132,126 and $144,509 at December 31, 2003 and March 31,
     2004, respectively...........................................      283,110       302,671

Goodwill and intangible assets:

Goodwill..........................................................      144,008       144,161
Intangible assets, net of accumulated amortization of $23,824 as
     of December 31, 2003 and $28,231 as of March 31, 2004........      104,835       105,140
                                                                      ---------     ---------
    Net goodwill and intangible assets............................      248,843       249,301
Restricted cash...................................................        1,005         1,007
Other non-current assets..........................................        8,117         8,504
                                                                      ---------     ---------

TOTAL ASSETS......................................................    $ 729,226     $ 764,754
                                                                      =========     =========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,   MARCH 31,
                                                                     -----------   -----------
                                                                         2003         2004
                                                                     -----------   -----------
                                                                      (AUDITED)    (UNAUDITED)
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses...........................    $  67,827     $  81,548
  VAT payable.....................................................       10,167        13,070
  Debt maturing within one year...................................          950           950
  Current capital lease obligation................................        3,067         2,539
  Deferred revenue................................................        9,192         9,948
  Due to affiliates and related parties...........................        3,495         4,806
  Other current liabilities.......................................        5,249         5,343
                                                                      ---------     ---------

TOTAL CURRENT LIABILITIES.........................................       99,947       118,204

Long-term debt, less current portion..............................          200           200
Long-term deferred tax liability..................................       24,461        25,802
Long-term deferred revenue........................................       13,725        16,122
Long-term capital lease obligations...............................        3,763         3,170
Other non-current liabilities.....................................        4,177         4,178
                                                                      ---------     ---------

TOTAL LIABILITIES.................................................      146,273       167,676

Minority interest.................................................        2,722         6,114

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value (10,000,000 shares
     authorized; none issued and outstanding at December 31,
     2003 and March 31, 2004).....................................           --            --
  Common stock, $0.01 par value (100,000,000 shares authorized;
     35,948,094 shares issued and outstanding at December 31, 2003 and 36,207,256 shares issued and outstanding at March 31,
     2004)........................................................          359           362
  Additional paid-in capital......................................      663,464       666,766
  Accumulated deficit.............................................      (83,592)      (76,164)
                                                                      ---------     ---------

TOTAL SHAREHOLDERS' EQUITY........................................      580,231       590,964
                                                                      ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................    $ 729,226     $ 764,754
                                                                      =========     =========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                   2003         2004
                                                ---------    ---------
REVENUE:

  Telecommunication services ................   $  77,976    $ 132,580
  Revenue from affiliates and related parties         400          594
                                                ---------    ---------

TOTAL REVENUE ...............................      78,376      133,174

OPERATING COSTS AND EXPENSES:
  Access and network services (excluding
    depreciation and amortization) ..........      37,299       68,279
  Selling, general and administrative
    (excluding depreciation and
    amortization) ...........................      13,438       26,393
  Depreciation and amortization .............      10,405       17,368
                                                ---------    ---------

TOTAL OPERATING COSTS AND EXPENSES ..........      61,142      112,040
                                                ---------    ---------

INCOME FROM OPERATIONS ......................      17,234       21,134

OTHER INCOME (EXPENSE):
  Equity in earnings of ventures ............         119           --
  Interest income ...........................         288          269
  Interest expense ..........................        (686)        (195)
  Foreign currency gain .....................         190          827
  Minority interest .........................         (92)        (315)
                                                ---------    ---------

TOTAL OTHER INCOME (EXPENSE) ................        (181)         586
                                                ---------    ---------
Income before income taxes ..................      17,053       21,720
Income taxes ................................       4,233        7,069
                                                ---------    ---------

NET INCOME ..................................   $  12,820    $  14,651
                                                =========    =========

Basic earnings per share of common stock:
      Net income per share - basic ..........   $    0.47    $    0.41
                                                =========    =========

Weighted average common shares - basic ......      27,060       36,045
                                                =========    =========

Diluted earnings per share of common stock:
      Net income per share - diluted ........   $    0.47    $    0.40
                                                =========    =========

Weighted average common shares - diluted ....      27,380       36,507
                                                =========    =========

Cash dividends per common share .............   $      --    $    0.20
                                                =========    =========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF US$)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                      2003        2004
                                                                    ---------   ---------
OPERATING ACTIVITIES
  Net income ................................................       $ 12,820    $ 14,651
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation ..............................................          8,024      12,964
  Amortization ..............................................          2,381       4,404
  Equity in earnings of ventures, net of dividends received .           (119)         --
  Foreign currency gain .....................................           (190)       (827)
  Other .....................................................           (683)       (827)
  Changes in assets and liabilities:
     Accounts receivable ....................................            (26)    (10,495)
     Accounts payable and accrued expenses ..................         (2,742)     12,561
     VAT, net ...............................................         (1,679)        846
     Other changes in assets and liabilities ................          1,907      (3,754)
                                                                    --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...................         19,693      29,523

INVESTING ACTIVITIES
  Purchases of property and equipment and intangible assets .        (11,789)    (25,887)
  Acquisitions, net of cash acquired ........................             --      (4,215)
  Restricted cash ...........................................            165          (2)
  Other investing ...........................................            659          26
                                                                    --------    --------

NET CASH USED IN INVESTING ACTIVITIES .......................        (10,965)    (30,078)

FINANCING ACTIVITIES:
  Repayments of debt ........................................           (148)         --
  Net proceeds from exercise of employee stock options ......          1,447       2,079
  Cash dividends paid .......................................             --      (7,223)
  Other financing ...........................................           (429)     (1,121)
                                                                    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........            870      (6,265)

Effect of exchange rate changes on cash and cash equivalents              71         299
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents ........          9,669      (6,521)
Cash and cash equivalents at beginning of period ............         59,625      65,180
                                                                    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................       $ 69,294    $ 58,659
                                                                    ========    ========

            See notes to condensed consolidated financial statements.

                              GOLDEN TELECOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Golden Telecom, Inc. ("GTI", "Golden Telecom" or the "Company") is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States ("CIS"), primarily in Russia, and through its fixed line and mobile operations in Ukraine.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2003 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2004 may not be indicative of the operating results for the full year.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets

     The total gross carrying value and accumulated amortization of the Company's intangible assets by major intangible asset class is as follows:

                                                         AS OF DECEMBER 31, 2003    AS OF MARCH 31, 2004
                                                         -----------------------   ----------------------
                                                                         (IN THOUSANDS)
                                                                    ACCUMULATED              ACCUMULATED
                                                                    ------------             ------------
                                                            COST    AMORTIZATION     COST    AMORTIZATION
                                                         ---------  ------------   --------  ------------
Amortized intangible assets:
  Telecommunications service contracts...............    $  78,235   $  (13,619)   $ 84,946   $  (15,925)
  Contract-based customer relationships..............       35,169       (2,859)     35,169       (4,601)
  Licenses...........................................        3,957       (1,854)      3,962       (2,016)
  Other intangible assets............................       11,298       (5,492)      9,294       (5,689)
                                                         ---------   ----------    --------   ----------
    Total............................................    $ 128,659   $  (23,824)   $133,371   $  (28,231)
                                                         =========   ==========    ========   ==========

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three months ended March 31, 2003 and 2004, respectively, comprehensive income for the Company is equal to net income.

                              GOLDEN TELECOM, INC.

Stock-Based Compensation

     The Company follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.

     The effect of applying SFAS No. 123 on the reported net income, as disclosed below is not representative of the effects on net income in future periods due to the vesting period of the stock options and the fair value of additional stock options in future periods.

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                               2003          2004
                                                     -------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported ..........................          $   12,820   $   14,651
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .....                 869          440
                                                            ----------   ----------
Pro forma net income .............................          $   11,951   $   14,211
                                                            ==========   ==========
Net income  per share:
  Basic - as reported ............................          $     0.47   $     0.41
  Basic - pro forma ..............................                0.44         0.39
  Diluted - as reported ..........................                0.47         0.40
  Diluted - pro forma ............................                0.44         0.39

Income Taxes

     The Company accounts for income taxes using the liability method required by SFAS No. 109, "Accounting for Income Taxes." For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, "Interim Financial Reporting," which requires the Company to account for income taxes based on the Company's best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the US and the Company's subsidiaries in Russia and other CIS countries and includes the Company's best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, non-taxable income, foreign exchange and other permanent differences as well as the estimates as to the realization of certain deferred tax assets.

Use of Estimates in Preparation of Financial Statements

     The preparation of these consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comparative Figures

     Certain 2003 amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and established standards for determining under what circumstances a variable interest ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation ("FIN No. 46R") substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such a VIE is a special-purpose entity ("SPE"), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed SPEs that are VIEs. Therefore the adoption of FIN No. 46R did not have a significant impact on the financial position or results of operations.

                              GOLDEN TELECOM, INC.

NOTE 3: NET EARNINGS PER SHARE

     Basic earnings per share at March 31, 2003 and 2004 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2003 and 2004 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the "treasury stock" method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended March 31, 2003 and 2004 was 433,617 and 10,000 stock options, respectively.

     The components of basic and diluted earnings per share were as follows:

                                             THREE MONTHS     THREE MONTHS
                                            --------------   --------------
                                                 ENDED            ENDED
                                            --------------   --------------
                                            MARCH 31, 2003   MARCH 31, 2004
                                            --------------   --------------
                                            (IN THOUSANDS, EXCEPT EARNINGS
                                                       PER SHARE)
Net income ..............................      $12,820          $14,651
                                               =======          =======

Weighted average outstanding of:
  Common stock shares ...................       27,060           36,045

Dilutive effect of:
  Employee stock options ................          320              462
                                               -------          -------

Common stock and common stock equivalents       27,380           36,507
                                               =======          =======

Earnings per share:
  Basic .................................      $  0.47          $  0.41
                                               =======          =======
  Diluted ...............................      $  0.47          $  0.40
                                               =======          =======

NOTE 4: BUSINESS COMBINATIONS

     In February 2004, the Company completed the acquisition of 100% of ST-HOLDING s.r.o. ("ST-HOLDING"), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. The total purchase price of approximately $4.8 million consisted of cash consideration of approximately $4.4 million and approximately $0.4 million recorded as a liability.

     The acquisition of 100% of ST-HOLDING was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". The Company's financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $2.4 million to telecommunications service contracts intangible assets and $0.2 million to goodwill. These identified intangible assets will be amortized over a period of 10 years. The results of operations of ST-HOLDING have been included in the Company's consolidated operations since February 1, 2004.

NOTE 5: SHAREHOLDERS' EQUITY

Common Stock

     The Company's outstanding shares of common stock increased by 135,305 shares and 259,162 shares in the three months ended March 31, 2003 and 2004, respectively, which were issued in connection with the exercise of employee stock options.

                              GOLDEN TELECOM, INC.

     In March 2004, the Company filed a Registration Statement on Form S-3 with the SEC to register 3,839,823 shares of common stock held by the European Bank for Reconstruction and Development, Capital International Global Emerging Markets Private Equity Fund L.P., Cavendish Nominees Limited, and First NIS Regional Fund SICAV in connection with an anticipated secondary offering of these shares. The Company is not selling any shares of common stock in this offering.

Dividends

     In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholder's of record as of March 18, 2004. The Company paid the total amount payable of approximately $7.2 million to shareholders on March 29, 2004.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Tax Matters

     The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes ("CIS Taxes"), the Company's final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2004. It is the opinion of management that the ultimate resolution of the Company's CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

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

Other Commitments and Contingencies

     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the ventures. In addition, the Company has issued guarantees for the benefit of certain of its consolidated subsidiaries. The total amount guaranteed at March 31, 2004 was approximately $2.0 million.

     In the ordinary course of business, the Company has entered into long-term agreements for satellite transponder capacity. In the first quarter of 2004, the Company entered into approximately $33.3 million of satellite transponder capacity agreements with terms of generally 10 years.

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

                              GOLDEN TELECOM, INC.

NOTE 7: SEGMENT INFORMATION

LINE OF BUSINESS DATA

         The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company's lines of businesses for the three months ended March 31, 2003 and 2004, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, the Company managed business segments based on telecommunications products the Company provided. In April 2003, the Company redesigned the business segments around customer characteristics, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                              BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                       BUSINESS   CARRIER                                         BUSINESS                    EQUITY
                          AND       AND     CONSUMER     MOBILE     CORPORATE &    SEGMENT   CONSOLIDATED     METHOD      AFFILIATE
                       CORPORATE  OPERATOR  INTERNET    SERVICES   ELIMINATIONS     TOTAL       RESULTS      VENTURES    ADJUSTMENTS
                       ---------  --------  --------    --------   ------------     -----       -------      --------    -----------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED
MARCH 31, 2003

Revenue from external
  customers..........  $ 38,667   $ 29,590   $ 7,067     $3,158      $     --     $ 78,482     $ 78,376      $(1,165)      $1,059
Intersegment revenue.       295        307        --         --          (602)          --           --           --           --
Operating income
  (loss).............    10,565      7,502      (495)     1,045        (1,183)      17,434       17,234         (200)          --
Identifiable assets..   164,135    211,856    42,856      8,710        27,983      455,540      451,732       (3,808)          --
Capital expenditures.     7,540      3,727       495         82            19       11,863       11,789          (74)          --

                                                                                                            ADJUSTMENTS TO RECONCILE
                                                                                                               BUSINESS SEGMENT TO
                                                                                                              CONSOLIDATED RESULTS
                                                                                                            ------------------------
                         BUSINESS   CARRIER                                       BUSINESS                     EQUITY
                            AND       AND     CONSUMER    MOBILE    CORPORATE &    SEGMENT   CONSOLIDATED      METHOD     AFFILIATE
                         CORPORATE  OPERATOR  INTERNET   SERVICES   ELIMINATIONS    TOTAL       RESULTS       VENTURES   ADJUSTMENTS
                         ---------  --------  --------   --------   ------------    -----       -------       --------   -----------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED
MARCH 31, 2004

Revenue from external
  customers..........    $ 72,943   $ 45,522   $11,138    $3,614      $    --     $133,217     $133,174       $(1,238)      $1,195
Intersegment revenue.          --        144        --        --         (144)          --           --            --           --
Operating income
  (loss).............      16,433      6,149       953       824       (3,175)      21,184       21,134           (50)          --
Identifiable assets..     412,988    255,840    56,691     5,860       37,177      768,556      764,754        (3,802)          --
Capital expenditures.      20,741      8,860       900       313           16       30,830       30,595          (235)          --

                              GOLDEN TELECOM, INC.

GEOGRAPHIC DATA

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of March 31, 2003 and 2004 is as follows:

                                                                    CORPORATE,
                                                                      OTHER
                                                                    COUNTRIES &    CONSOLIDATED
                                         RUSSIA         UKRAINE    ELIMINATIONS      RESULTS
                                         ------         -------    ------------      -------
                                                                  (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31,
2003
  Revenue.....................          $  69,079      $  9,220       $    77        $ 78,376
  Long-lived assets...........            275,491        23,742         1,805         301,038

THREE MONTHS ENDED MARCH 31,
2004
  Revenue.....................          $ 120,582      $ 13,421       $  (829)       $133,174
  Long-lived assets...........            526,710        25,035         5,635         557,380

NOTE 8: SUBSEQUENT EVENTS

     In April 2004, the Company completed the acquisition of the 49% of OOO Uralrelcom that the Company did not own for cash consideration of approximately $1.0 million.

     In April 2004, the Company completed the acquisition of 100% of OAO Balticom Mobile that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia for cash consideration of approximately $7.0 million.

     Recognizing that the markets in which the Company operates are complex, in particular as it relates to business, regulatory, political and cultural matters, the Company occasionally seeks experienced local partners to assist in markets where the Company is likely to encounter operational difficulties. Through Alfa Telecom Limited ("Alfa"), a shareholder of the Company, GTI has been cooperating with potential partners in Ukraine to resolve disputes with Ukrtelecom and the Ministry of Communications in Ukraine but had not previously negotiated compensation arrangements for the services. In addition to or in lieu of cash compensation, the Board of Directors have also considered the possible sale of a non-controlling interest in Golden Telecom Ukraine ("GTU") to such parties.

     Upon approval of the disinterested directors on the Company's Board of Directors and internal approval at Alfa, it is expected that the Company will enter into a compensation arrangement for services Alfa provided to assist the Company in addressing disputes with Ukrtelecom and the Ministry of Communications in Ukraine. It is expected that Alfa will finalize its sub-contracting agreements with the Company's potential partners which have provided services on a success fee basis. The Company's Board of Directors approved an arrangement that effectively transfers 20% of the shares in GTU owned by the Company to the local partners as compensation for services already provided and certain additional services to be provided. Under this arrangement, the Company will pay Alfa approximately $4.0 million that will be further paid to the potential partner who will acquire 20% of the shares in GTU for approximately $4.0 million in cash. This transaction is expected to close in the second quarter of 2004 and may result in a charge to operating income of up to approximately $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three months ended March 31, 2003 and March 31, 2004. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in approximately 200 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States ("CIS"). We organize our operations into four business groups, as follows:

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

     We intend to offer all of our integrated telecommunication services under the Golden Telecom brand, although, due to the acquisition of OAO Comincom ("Comincom") in December 2003, some services still carry the Combellga brand. Our dial-up Internet services are distributed under the ROL brand in Russia and Kazakhstan and under the Svit-On-Line brand in Ukraine.

     Additionally, we hold a minority interest in MCT Corp. ("MCT"), which in turn has ownership interests in 15 mobile operations located throughout Russia and in Uzbekistan, Tajikistan and Afghanistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

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

     We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States ("US") dollar - ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the US dollar has become relatively stable since early 2000 and appreciated in 2003 so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persists from increased competition and the global trend toward lower telecommunications tariffs. In 2003 and during 2004, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2003 and during 2004. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace.

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

     On January 1, 2004, a new law on telecommunications ("New Law") came into effect in Russia. The New Law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. We cannot predict with any certainty how the New Law will affect us. The New Law may increase the regulation of our operations and until such time as appropriate implementing regulations consistent with the New Law are promulgated by the Ministry of Transportation and Communications, there will be a period of confusion and ambiguity as regulators interpret the legislation.

     In Kiev, Ukraine we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity and other infrastructure requirements are unable or unwilling to perform under their contracts with us.

     In 2003, we signed new amendments to the settlement agreement with Ukrtelecom allowing incoming international traffic termination to Ukrainian public switched telephone network ("PSTN") via Ukrtelecom's network. Also, we signed a new agreement with Utel for incoming international traffic termination to Ukrainian PSTN's.

     State regulated tariffs for calls from the PSTN to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls made to mobile networks. To effect calling party pays ("CPP") settlements on our network we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer.

     We have seen a significant year-over-year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well.

     We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations during 2004. During the first quarter of 2004, we incurred approximately $1.8 million in consulting and employee termination costs associated with the operational integration of Comincom into our operations.

RECENT ACQUISITIONS AND DEVELOPMENTS

     In December 2003, we completed the acquisition of 100% of the shares in Comincom from Nye Telenor East Invest for a total purchase price of approximately $195.3 million, consisting of approximately $193.5 million in our common stock and direct transaction costs of approximately $1.8 million. The acquisition further strengthens our position in the key Moscow and St. Petersburg communications markets, and positions us to realize operating and capital expenditure synergies. Comincom provides telecommunications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia.

     In February 2004, we completed the acquisition of 100% of ST-HOLDING s.r.o. ("ST-HOLDING"), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. The total purchase price of approximately $4.8 million consisted of cash consideration of approximately $4.4 million and approximately $0.4 million recorded as a liability.

     In April 2004, we completed the acquisition of the 49% of OOO Uralrelcom that we did not own for cash consideration of approximately $1.0 million.

     In April 2004, we completed the acquisition of 100% of OAO Balticom Mobile that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia for cash consideration of approximately $7.0 million.

     We are also negotiating to acquire an alternative telecommunications operator in Rostov-on-Don, Russia.

     Recognizing that the markets in which we operate in are complex, in particular as it relates to business, regulatory, political and cultural matters, we occasionally seek experienced local partners to assist in markets where we are likely to encounter operational difficulties. Through Alfa Telecom Limited ("Alfa"), one of our shareholders, we have been cooperating with potential partners in Ukraine to resolve disputes with Ukrtelecom and the Ministry of Communications in Ukraine but had not previously negotiated compensation arrangements for the services. In addition to or in lieu of cash compensation, the Board of Directors have also considered the possible sale of a non-controlling interest in Golden Telecom Ukraine ("GTU") to such parties.

     Upon approval of the disinterested directors on our Board of Directors and internal approvals at Alfa, it is expected that we will enter into a compensation arrangement for services Alfa provided to assist us in addressing disputes with Ukrtelecom and the Ministry of Communications in Ukraine. It is expected that Alfa will finalize its sub-contracting agreements with our potential partners which have provided services on a success fee basis. Our Board of Directors approved an arrangement that effectively transfers 20% of the shares in GTU owned by us to the local partners as compensation for services already provided and certain additional services to be provided. Under this arrangement, we will pay Alfa approximately $4.0 million that will be further paid to the potential partner who will acquire 20% of the shares in GTU for approximately $4.0 million in cash. This transaction is expected to close in the second quarter of 2004 and may result in a charge to operating income of up to approximately $4.0 million.

     Should the sale of the interest in GTU be consummated, we cannot be certain that our relationship with our new partners will develop in a manner which is beneficial to us or that the benefits of such partnership will not be outweighed by any loss of control over GTU that we may experience with our potential new partners.

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

     Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers and installed. Under multiple-delivery contracts, involving a combination of product delivery, installation and maintenance, connection and service fees, revenues are recognized based on the relative fair value of the respective amounts. Elements are grouped if they are inseparable or objective evidence of fair value does not exist. Certain revenues, such as connection and installation fees, are deferred. We also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are periodically reassessed by us, and such reassessment may impact our future operating results. In determining the recording of revenue, estimates and assumptions are required in assessing the expected conversion of the revenue streams to cash collected.

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

     Functional currency; effective January 1, 2003, Russia is no longer considered a hyperinflationary economy, therefore the determination of functional currency for United States generally accepted accounting principles ("US GAAP") reporting purposes should be based on the analysis of the underlying business transactions for each Russian subsidiary. We have determined in accordance with the functional currency criteria of SFAS No. 52, "Foreign Currency Translation", that the US dollar should be considered the functional currency of all Russian subsidiaries. There are subjective elements in this determination, including a weight given to each specific criteria established by SFAS No. 52. Changes in the underlying business transactions could lead to different functional currency determination for a particular subsidiary, which would have an impact on its reported financial position and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and established standards for determining under what circumstances a variable interest ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation ("FIN No. 46R") substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such a VIE is a special-purpose entity ("SPE"), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not an SPE. The adoption of FIN No. 46R did not have an impact on our results of operations or financial position and we do not expect the additional transition provisions will have a significant impact on our 2004 financial position or results of operations.


RESULTS OF OPERATIONS

     GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States. The results of our four business groups from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 7 "Segment Information - Line of Business Data" to our consolidated financial statements.

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

     The discussion of our results of operations is organized as follows:

- Consolidated Results. Consolidated Results of Operations for the Three Months Ended March 31, 2004 compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2003

         Consolidated Financial Position. Consolidated Financial Position at March 31, 2004 compared to Consolidated Financial Position at December 31, 2003

CONSOLIDATED RESULTS -- CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

REVENUE

     Our revenue increased by 70% to $133.2 million for the three months ended March 31, 2004 from $78.4 million for the three months ended March 31, 2003. The overall increase in revenue was partly due to the consolidation of 100% of Comincom's results of operations for the first quarter of 2004. The breakdown of revenue by business group was as follows:

                                     CONSOLIDATED REVENUE     CONSOLIDATED REVENUE
                                     FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                     ENDED MARCH 31, 2003     ENDED MARCH 31, 2004
                                     --------------------     --------------------
                                                    (IN MILLIONS)
REVENUE
  Business and Corporate Services..         $ 39.0                   $ 72.9
  Carrier and Operator Services....           29.8                     45.7
  Consumer Internet Services.......            7.1                     11.1
  Mobile Services..................            3.2                      3.6
  Eliminations.....................           (0.7)                    (0.1)
                                            ------                   ------
TOTAL REVENUE......................         $ 78.4                   $133.2

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 87% to $72.9 million for the three months ended March 31, 2004 from $39.0 million for the three months ended March 31, 2003. We had increases in our Russian traffic revenues due to the addition of approximately 2,400 new corporate customers and the signing up 19 new multi-tenant business centers in the three months ended March 31, 2004 along with actively promoting new services among our client base.

     The acquisition of the 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $21.3 million for the three months ended March 31, 2004.

     Revenue from the Business and Corporate Services division of GTU increased by 42% to $6.1 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. The increase in revenue was due to an increase in the total intercity minutes and long distance minutes of use by business and corporate clients and an increase in monthly recurring charges.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 53% to $45.7 million for the three months ended March 31, 2004 from $29.8 million for the three months ended March 31, 2003. We have added a number of new carriers with increased volumes of traffic, especially voice over Internet Protocol ("VoIP"), and increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

     As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $6.5 million for the three months ended March 31, 2004.

     Revenue for the Carrier and Operator Services division of GTU increased by 118% to $3.7 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 56% to $11.1 million for the three months ended March 31, 2004 from $7.1 million for the three months ended March 31, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 278,823 at March 31, 2003 to 404,953 at March 31, 2004 and partly offset by the average revenue per Internet subscriber decreasing from approximately $8.43 per month to approximately $8.14 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 13% to $3.6 million for the three months ended March 31, 2004 from $3.2 million for the three months ended March 31, 2003. Active subscribers increased from 35,308 at March 31, 2003 to 46,669 at March 31, 2004 due to an increasing number of prepaid subscribers on a tariff plan which allows for unlimited local calls for a fixed payment. The average revenue per active subscriber has decreased by 6% to approximately $27.99 per month mainly due the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment and due to the adoption of the CPP principle by the Ukrainian parliament in the third quarter of 2003. We are now unable to charge our mobile customers for incoming calls and our average revenue per subscriber was reduced accordingly.

EXPENSES

     The following table shows our principal expenses for the three months ended March 31, 2003 and March 31, 2004:

                                 CONSOLIDATED EXPENSES        CONSOLIDATED EXPENSES
                              FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2003              MARCH 31, 2004
                                    --------------              --------------
                                                  (IN MILLIONS)
COST OF REVENUE
 Business and Corporate Services.....   $ 16.6                      $ 30.6
 Carrier and Operator Services.......     16.1                        29.9
 Consumer Internet Services..........      4.6                         6.4
 Mobile Services.....................      0.7                         1.5
 Eliminations........................     (0.7)                       (0.1)
                                        ------                      ------
TOTAL COST OF REVENUE................     37.3                        68.3
Selling, general and.administrative..     13.4                        26.4
Depreciation and amortization........     10.4                        17.4
Equity in earnings of ventures.......     (0.1)                         --
Interest income......................     (0.3)                       (0.3)
Interest expense.....................      0.7                         0.2
Foreign currency gain................     (0.2)                       (0.8)
Provision for income taxes...........   $  4.2                      $  7.1

Cost of Revenue

     Our cost of revenue increased by 83% to $68.3 million for the three months ended March 31, 2004 from $37.3 million for the three months ended March 31, 2003.

     Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 84% to $30.6 million, or 42% of revenue, for the three months ended March 31, 2004 from $16.6 million, or 42% of revenue, for the three months ended March 31, 2003.

     As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $8.1 million for the three months ended March 31, 2004.

     Cost of revenue for the Business and Corporate Services division of GTU increased by 55% to $3.1 million, or 51% of revenue, for the three months ended March 31, 2004 from $2.0 million, or 47% of revenue, for the three months ended March 31, 2003. Cost of revenue increased as a percentage of revenue due to the increase volumes of lower margin long distance traffic and an increase in network operation costs.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 86% to $29.9 million, or 65% of revenue, for the three months ended March 31, 2004 from $16.1 million, or 54% of revenue, for the three months ended March 31, 2003. The increase in cost of revenue as a percentage of revenue mainly resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers offset by operational improvements in terms of efficient use of available network resources. In addition, we had increasing volumes of lower margin VoIP sales.

     As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $5.0 million for the three months ended March 31, 2004.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 155% to $2.8 million, or 76% of revenue, for the three months ended March 31, 2004 from $1.1 million, or 65% of revenue, for the three months ended March 31, 2003. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 39% to $6.4 million, or 58% of revenue, for the three months ended March 31, 2004 from $4.6 million, or 65% of revenue, for the three months ended March 31, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 114% to $1.5 million, or 42% of revenue, for the three months ended March 31, 2004 from $0.7 million, or 22% of revenue, for the three months ended March 31, 2003. The increase in cost of revenue as a percentage of revenue is mainly due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased and is partly offset by the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 97% to $26.4 million, or 20% of revenue, for the three months ended March 31, 2004 from $13.4 million, or 17% of revenue, for the three months ended March 31, 2003. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, bad debt expense, and consulting and employee termination costs associated with the operational integration and consolidation of Comincom from December 1, 2003 into our results of operations.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 67% to $17.4 million for the three months ended March 31, 2004 from $10.4 million for the three months ended March 31, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to a negligible amount for the three months ended March 31, 2004 from $0.1 million for the three months ended March 31, 2003.

Interest Income

     Our interest income was $0.3 million for the three months ended March 31, 2004 unchanged from the three months ended March 31, 2003.

Interest Expense

     Our interest expense was $0.2 million for the three months ended March 31, 2004 down from $0.7 million for the three months ended March 31, 2003. Debt, excluding capital lease obligations, at March 31, 2004 was $1.2 million compared to $33.0 million at March 31, 2003. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank.

Foreign Currency Gain

     Our foreign currency gain was $0.8 million for the three months ended March 31, 2004, compared to a foreign currency gain of $0.2 million for the three months ended March 31, 2003. The improvement in our foreign currency gain is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

Our charge for income taxes was $7.1 million for the three months ended March 31, 2004 compared to $4.2 million for the three months ended March 31, 2003. Our effective tax rate was 32% for the three months ended March 31, 2004 compared to 25% for the three months ended March 31, 2003 as a result of increases in non-deductible expenses. The increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations and the recognition of all deferred tax benefits relating to US carry-forward tax losses during 2003. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended March 31, 2004 as compared to three months ended March 31, 2003.

Net Income and Net Income per Share

     Our net income for the three months ended March 31, 2004 was $14.7 million, compared to a net income of $12.8 million for the three months ended March 31, 2003.

     Our net income per share of common stock decreased to $0.41 for the three months ended March 31, 2004, compared to a net income per share of $0.47 for the three months ended March 31, 2003. The decrease in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,045,186 in the three months ended March 31, 2004, compared to 27,060,057 in the three months ended March 31, 2003. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis decreased to $0.40 for the three months ended March 31, 2004, compared to a net income per common share of $0.47 for the three months ended March 31, 2003. The decrease in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,507,332 the three months ended March 31, 2004, compared to 27,379,685 for the three months ended March 31, 2003.

CONSOLIDATED FINANCIAL POSITION -- SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL
         POSITION AT MARCH 31, 2004 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2003

Accounts Receivable

     Accounts receivable increased from December 31, 2003 to March 31, 2004 as a result of increased revenue during the period ended March 31, 2004 and slower collections from customers.

Intangible Assets

     Our intangible assets increased at March 31, 2004 as compared to December 31, 2003 as a result of our acquisition of ST-HOLDING in February 2004 and the purchase of new numbering capacity.

Stockholders' Equity

     Shareholders' equity increased from December 31, 2003 to March 31, 2004 as a result of our net income of $14.6 million, cash proceeds of approximately $2.1 million received from the exercise of employee stock options and offset by declaring and paying a $7.2 million dividend in the first quarter of 2004.

INCOME TAXES

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; and (2) amortization of certain acquired intangible assets is not deductible for income tax purposes. Prior to 2001 we have not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries. However, in 2001 and 2002, as a result of our Russian and Ukrainian subsidiaries profitability and reasonable certainty of future profits, we recorded deferred tax assets in the appropriate Russian and Ukrainian subsidiaries. In 2003, we recorded the full amount of deferred tax asset for US loss carry-forwards for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents was $58.7 million and $65.2 million as of March 31, 2004 and December 31, 2003, respectively. Our total restricted cash was $1.0 million as of March 31, 2004, and December 31, 2003. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the three months ended March 31, 2004, we had net cash inflows of $29.5 million from our operating activities. During the three months ended March 31, 2003, we had net cash inflows of $19.7 million from our operating activities. This increase in net cash inflows from operating activities at March 31, 2004 is mainly due to the increase of net income as a result of increased revenues, and the consolidation of Comincom into our results of operations and financial position from December 1, 2003.

     During the three months ended March 31, 2004, we received approximately $120.1 million in cash from our customers for services and we paid approximately $81.4 million to suppliers and employees. During the three months ended March 31, 2003, we received approximately $73.6 million in cash from our customers for services and we paid approximately $48.6 million to suppliers and employees.

     We used cash of $30.1 million and $11.0 million for investing activities for the three months ended March 31, 2004 and March 31, 2003, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $25.9 million for the three months ended March 31, 2004. The majority of network investing activities related to construction of last mile access and network upgrades as a result of increased customer connections. Network investing activities totaled $11.8 million for the three months ended March 31, 2003. We used cash of $4.2 million for the three months ended March 31, 2004 for our acquisition of ST-HOLDING.

     For the three months ended March 31, 2004, we received $2.1 million net proceeds from the exercise of employee stock options and for the three months ended March 31, 2003, we received $1.4 million net proceeds from the exercise of employee stock options.

     In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The Company paid the total amount payable of approximately $7.2 million to shareholders on March 29, 2004.

     We had working capital of $85.1 million as of March 31, 2004 and $88.2 million as of December 31, 2003. At March 31, 2004 and December 31, 2003, we had total debt, excluding capital lease obligations, of approximately $1.2 million, of which $1.0 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash.

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

     In the ordinary course of business, we have entered into long-term agreements for satellite transponder capacity. In the first quarter of 2004, we entered into approximately $33.3 million of satellite transponder capacity agreements with terms of generally 10 years.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of March 31, 2004 for all of these facilities totaled $1.0 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

     In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization and through the divestment of non-core assets, or combinations of the above. In case especially large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through our cash on hand, cash flow from operations, proceeds from additional equity and debt offerings that we may conduct, and debt financing facilities.

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

     As of March 31, 2004, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

                                               PAYMENTS DUE BY PERIOD
                                               ----------------------
                                                   (IN THOUSANDS)
                                           LESS
                                          THAN 1      1 - 3      4 - 5
                                TOTAL      YEAR       YEARS      YEARS    THEREAFTER
                               -------   --------   --------   --------   ----------
Short- and long-term debt..    $ 1,150   $    950   $    100   $    100    $     --
Capital lease obligations..      6,330      2,935      3,395         --          --
Non-cancelable lease
  obligations..............     12,909      4,428      5,986      2,495          --
Purchase obligations.......     68,965     23,136     16,250     12,287      17,292
                               -------   --------   --------   --------    --------
Total contractual cash
  obligations..............    $89,354   $ 31,449   $ 25,731   $ 14,882    $ 17,292
                               =======   ========   ========   ========    ========

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) the Company's competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our intentions to expand our fiber optic capacity and add transmission capacity; (viii) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (ix) the allocation of indirect numbering capacity from Ukrtelecom; (x) the impact of critical accounting policies and estimates; (xi) the completion of our proposed compensation arrangement with Alfa; (xii) our potential partner in Ukraine may not develop in a manner which is beneficial to us or that benefits of such partnership will not outweigh any loss of control over our Ukrainian operations; (xiii) the possibility that we may not be able to come to terms with the owners of our potential acquisition in Rostov-on-Don; and (xiv) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law "On Telecommunications", are forward-looking and concern the Company's projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company's results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company's business plan, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company's filings with the United States Securities and Exchange Commission (the "SEC") and especially in the Risk Factor section therein, including, but not limited to, the Company's report on Form 10-K for the year ended December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2004.

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

         31.1     Certification of the Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of the Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

      DATE OF REPORT                        SUBJECT OF REPORT

    December 15, 2003   Acquisition of OAO Comincom. Amended by 8-K/A filed on
                        January 30, 2004.

    February 4, 2004    Golden Telecom, Inc. designated representatives will
                        participate in investor conferences in London, United
                        Kingdom and New York, New York.

    March 11, 2004      Furnished Golden Telecom, Inc. announces fourth quarter
                        and annual 2003 results.

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

                                   GOLDEN TELECOM, INC.
                                   (Registrant)

                                   By:    /s/ DAVID STEWART
                                          -----------------
                                   Name:  David Stewart
                                   Title: Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                   By:    /s/ MICHAEL D. WILSON
                                          ---------------------
                                   Name:  Michael D. Wilson
                                   Title: Corporate Controller
                                          (Principal Accounting Officer)

Date: May 7, 2004

                                 EXHIBIT INDEX

      DESIGNATION                        DESCRIPTION

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