Form 10-Q
period 2004-06-30
GOLDEN TELECOM INC
filed 2004-08-06
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

(Commission file number: 0-27423)

Golden Telecom, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0391303
(State of incorporation)	(I.R.S. Employer Identification No.)

Representation Office Golden TeleServices, Inc.
1 Kozhevnichesky Proezd
Moscow, Russia 115114
(Address of principal executive office)

(011-7-501) 797-9300
(Registrant’s telephone number, including area code)

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

     At August 6, 2004 there were 36,276,579 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of US$, Except Share Data)

	December 31,	June 30,
	2003	2004
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,180	$45,804
Accounts receivable, net of allowance for doubtful accounts of $13,896 and $18,015 at December 31, 2003 and June 30, 2004, respectively	74,016	85,003
VAT receivable	14,819	17,906
Prepaid expenses and advances to suppliers	12,232	12,522
Deferred tax asset	5,995	7,858
Other current assets	15,909	19,774

TOTAL CURRENT ASSETS	188,151	188,867
Property and equipment, net of accumulated depreciation of $132,126 and $157,866 at December 31, 2003 and June 30, 2004, respectively	283,110	325,167
Goodwill and intangible assets:
Goodwill	144,008	146,254
Intangible assets, net of accumulated amortization of $23,824 as of December 31, 2003 and $32,768 as of June 30, 2004	104,835	107,226

Net goodwill and intangible assets	248,843	253,480
Restricted cash	1,005	1,008
Other non-current assets	8,117	8,561

TOTAL ASSETS	$729,226	$777,083

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of US$, Except Share Data)

	December 31,	June 30,
	2003	2004
	(audited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,827	$78,485
VAT payable	10,167	12,975
Debt maturing within one year	950	425
Current capital lease obligation	3,067	2,483
Deferred revenue	9,192	11,564
Due to affiliates and related parties	3,495	3,305
Other current liabilities	5,249	4,374

TOTAL CURRENT LIABILITIES	99,947	113,611
Long-term debt, less current portion	200	200
Long-term deferred tax liability	24,461	26,917
Long-term deferred revenue	13,725	18,641
Long-term capital lease obligations	3,763	2,658
Other non-current liabilities	4,177	4,677

TOTAL LIABILITIES	146,273	166,704
Minority interest	2,722	8,898
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2003 and June 30, 2004)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 35,948,094 shares issued and outstanding at December 31, 2003 and 36,276,579 shares issued and outstanding at June 30, 2004)	359	363
Additional paid-in capital	663,464	667,628
Accumulated deficit	(83,592)	(66,510)

TOTAL SHAREHOLDERS’ EQUITY	580,231	601,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$729,226	$777,083

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of US$, Except Per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
REVENUE:
Telecommunication services	$80,463	$138,336	$158,439	$270,916
Revenue from affiliates and related parties	299	537	699	1,131

TOTAL REVENUE	80,762	138,873	159,138	272,047
OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	39,436	70,215	76,735	138,494
Selling, general and administrative (excluding depreciation and amortization)	13,385	25,118	26,823	51,511
Depreciation and amortization	10,542	18,312	20,947	35,680

TOTAL OPERATING COSTS AND EXPENSES	63,363	113,645	124,505	225,685

INCOME FROM OPERATIONS	17,399	25,228	34,633	46,362
OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	(148)	243	(29)	243
Interest income	317	271	605	540
Interest expense	(892)	(155)	(1,578)	(350)
Foreign currency gain (losses)	23	(1,051)	213	(224)
Minority interest	(123)	(224)	(215)	(539)

TOTAL OTHER INCOME (EXPENSE)	(823)	(916)	(1,004)	(330)

Income before income taxes	16,576	24,312	33,629	46,032
Income taxes	4,741	7,403	8,974	14,472

NET INCOME	$11,835	$16,909	$24,655	$31,560

Basic earnings per share of common stock:
Net income per share – basic	$0.43	$0.47	$0.90	$0.87

Weighted average common shares — basic	27,480	36,243	27,271	36,144

Diluted earnings per share of common stock:
Net income per share — diluted	$0.42	$0.46	$0.89	$0.86

Weighted average common shares — diluted	28,289	36,539	27,836	36,523

Cash dividends per common share	$—	$0.20	$—	$0.40

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of US$)
(unaudited)

	Six Months Ended June 30,
	2003	2004
OPERATING ACTIVITIES:
Net income	$24,655	$31,560
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	16,304	26,735
Amortization	4,643	8,945
Equity in (earnings) losses of ventures, net of dividends received	29	(243)
Foreign currency (gain) losses	(213)	224
Other	80	(1,052)
Changes in assets and liabilities:
Accounts receivable	(8,266)	(9,342)
Accounts payable and accrued expenses	8,187	9,876
VAT, net	(2,039)	(78)
Other changes in assets and liabilities	2,303	(4,311)

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,683	62,314
INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(27,816)	(54,368)
Acquisitions, net of cash acquired	—	(14,782)
Restricted cash	374	(3)
Other investing	1,195	260

NET CASH USED IN INVESTING ACTIVITIES	(26,247)	(68,893)
FINANCING ACTIVITIES:
Repayments of debt	(30,940)	(525)
Net proceeds from exercise of employee stock options	7,970	4,168
Cash dividends paid	—	(14,478)
Other financing	(867)	(1,866)

NET CASH USED IN FINANCING ACTIVITIES	(23,837)	(12,701)
Effect of exchange rate changes on cash and cash equivalents	81	(96)

Net decrease in cash and cash equivalents	(4,320)	(19,376)
Cash and cash equivalents at beginning of period	59,625	65,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,305	$45,804

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Financial Presentation and Disclosures

     Golden Telecom, Inc. (“GTI” or the “Company”) is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States (“CIS”), primarily in Russia, and through its fixed line and mobile operations in Ukraine.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the operating results for the full year.

Note 2: Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Goodwill and Intangible Assets

     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	As of December 31, 2003		As of June 30, 2004
	(in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	$78,235	$(13,619)	$89,191	$(17,186)
Contract-based customer relationships	35,169	(2,859)	35,169	(7,144)
Licenses	3,957	(1,854)	4,150	(2,181)
Other intangible assets	11,298	(5,492)	11,484	(6,257)

Total	$128,659	$(23,824)	$139,994	$(32,768)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and six months ended June 30, 2003 and 2004, respectively, comprehensive income for the Company is equal to net income.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

     The Company follows the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.

     The effect of applying SFAS No. 123 on the reported net income, as disclosed below is not representative of the effects on net income in future periods due to the vesting period of the stock options and the fair value of additional stock options in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income, as reported	$11,835	$16,909	$24,655	$31,560
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	867	463	1,736	903

Pro forma net income	$10,968	$16,446	$22,919	$30,657

Net income per share:
Basic – as reported	$0.43	$0.47	$0.90	$0.87
Basic – pro forma	0.40	0.45	0.84	0.85
Diluted – as reported	0.42	0.46	0.89	0.86
Diluted – pro forma	0.39	0.45	0.82	0.84

Income Taxes

     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the United States and the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as the estimates as to the realization of certain deferred tax assets.

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

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed SPEs that are VIEs. Therefore the adoption of FIN No. 46R did not have a significant impact on the financial position or results of operations.

Note 3: Net Earnings Per Share

     Basic earnings per share at June 30, 2003 and 2004 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2003 and 2004 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended June 30, 2003 and 2004 was 19,166 and 10,000 stock options, respectively. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the six months ended June 30, 2003 and 2004 was 226,392 and 10,000 stock options, respectively.

     The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income	$11,835	$16,909	$24,655	$31,560
Weighted average outstanding of:
Common stock	27,480	36,243	27,271	36,144
Dilutive effect of:
Employee stock options	809	296	565	379

Common stock and common stock equivalents	28,289	36,539	27,836	36,523

Earnings per share:
Basic	$0.43	$0.47	$0.90	$0.87

Diluted	$0.42	$0.46	$0.89	$0.86

Note 4: Business Combinations

     In February 2004, the Company completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDING”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. The total purchase price of $4.8 million consisted of cash consideration of $4.4 million and $0.4 million recorded as a liability.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The acquisition of 100% ownership interest in ST-HOLDING was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned $2.4 million to telecommunications service contracts intangible assets and $0.2 million to goodwill. These identified intangible assets will be amortized over a period of 10 years. The results of operations of ST-HOLDING have been included in the Company’s consolidated operations since February 1, 2004.

     In April 2004, the Company completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia, for cash consideration of $7.2 million including $1.1 million held in escrow.

     The acquisition of 100% of the common stock in Balticom was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned $4.2 million to telecommunications service contracts intangible assets and $1.7 million to goodwill. These identified intangible assets will be amortized over a period of 10 years. The results of operations of Balticom have been included in the Company’s consolidated operations since April 30, 2004.

     In April 2004, the Company completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that the Company did not already own for cash consideration of $1.0 million.

     In May 2004, the Company completed the acquisition of a 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. The total purchase price of approximately $3.0 million consisted of cash consideration of $2.5 million and $0.5 million recorded as a liability to be settled in cash upon the satisfactory achievement of certain conditions.

     The acquisition of the 54% ownership interest in Buzton was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned $0.8 million to telecommunications service contracts intangible assets. These identified intangible assets will be amortized over a period of 10 years. The results of operations of Buzton have been included in the Company’s consolidated operations since May 31, 2004.

Note 5: Shareholders’ Equity

Common Stock

     The Company’s outstanding shares of common stock increased by 662,003 shares and 328,485 shares in the six months ended June 30, 2003 and 2004, respectively, due to shares which were issued in connection with the exercise of employee stock options.

     In March 2004, the Company filed a Registration Statement on Form S-3 with the SEC to register 3,839,823 shares of common stock held by the European Bank for Reconstruction and Development, Capital International Global Emerging Markets Private Equity Fund L.P., Cavendish Nominees Limited, and First NIS Regional Fund SICAV in connection with an anticipated secondary offering of these shares. The Company is not selling any shares of common stock in this offering, which has not been completed as of the date of these financial statements.

Dividends

     In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The Company paid the total amount of approximately $7.2 million to shareholders on March 29, 2004.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In May 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of June 14, 2004. The Company paid the total amount of approximately $7.2 million to shareholders on June 28, 2004.

Note 6: Commitments and Contingencies

Tax Matters

     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2004. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.

Russian Environment and Current Economic Situation

     The Russian economy, while deemed to be of market status beginning in 2002, continues to display certain traits consistent with that of a market in transition. These characteristics have in the past included higher than normal historic inflation, lack of liquidity in the capital markets, and the existence of currency controls which cause the national currency to be illiquid outside of Russia. The continued success and stability of the Russian economy will be significantly impacted by the government’s continued actions with regard to supervisory, legal, and economic reforms.

     On January 1, 2004, a new law on telecommunications came into effect in Russia. The law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The Company cannot predict with any certainty how the new law will affect the Company. The new law creates a new interconnect pricing regime in 2004 that should be more transparent and unified and it creates a universal service charge calculated as a percentage of revenue which will be introduced from 2005. The new law may increase the regulation of the Company’s operations and until such time as appropriate regulations consistent with the new law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

Other Commitments and Contingencies

     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the ventures. In addition, the Company has issued guarantees for the benefit of certain of its consolidated subsidiaries. The total amount guaranteed at June 30, 2004 was approximately $1.9 million.

     In the ordinary course of business, the Company has entered into long-term agreements for satellite transponder capacity. In the six months ended June 30, 2004, the Company entered into approximately $41.3 million of satellite transponder capacity agreements with terms of generally 10 years.

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company’s liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7: Segment Information

Line Of Business Data

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and six months ended June 30, 2003 and 2004, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. The Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended June 30, 2003
Revenue from external customers	$43,340	$26,707	$7,155	$3,606	$—	$80,808	$80,762	$(1,121)	$1,075
Intersegment revenue	274	159	—	—	(433)	—	—	—	—
Operating income (loss)	13,502	4,773	(565)	1,530	(1,949)	17,291	17,399	108	—
Identifiable assets	140,150	155,945	45,921	7,472	103,809	453,297	449,604	(3,693)	—
Capital expenditures	9,840	5,241	933	127	11	16,152	16,027	(125)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended June 30, 2004
Revenue from external customers	$78,941	$44,575	$11,432	$3,993	$—	$138,941	$138,873	$(1,492)	$1,424
Intersegment revenue	—	219	—	—	(219)	—	—	—	—
Operating income (loss)	18,744	7,983	627	1,218	(2,949)	25,623	25,228	(395)	—
Identifiable assets	429,728	259,492	57,743	5,280	28,978	781,221	777,083	(4,138)	—
Capital expenditures	20,956	8,552	1,490	221	5	31,224	30,839	(385)	—

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended June 30, 2003
Revenue from external customers	$82,008	$56,297	$14,222	$6,764	$—	$159,291	$159,138	$(2,285)	$2,132
Intersegment revenue	569	466	—	—	(1,035)	—	—	—	—
Operating income (loss)	24,069	12,275	(1,060)	2,575	(3,132)	34,727	34,633	(92)	—
Identifiable assets	140,150	155,945	45,921	7,472	103,809	453,297	449,604	(3,693)	—
Capital expenditures	17,380	8,968	1,428	209	30	28,015	27,816	(199)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended June 30, 2004
Revenue from external customers	$151,884	$90,097	$22,570	$7,607	$—	$272,158	$272,047	$(2,730)	$2,619
Intersegment revenue	—	363	—	—	(363)	—	—	—	—
Operating income (loss)	35,177	14,132	1,580	2,042	(6,124)	46,807	46,362	(445)	—
Identifiable assets	429,728	259,492	57,743	5,280	28,978	781,221	777,083	(4,138)	—
Capital expenditures	41,697	17,412	2,390	534	21	62,054	61,434	(620)	—

Geographic Data

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of June 30, 2003 and 2004 is as follows:

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended June 30, 2003
Revenue	$71,210	$10,641	$(1,089)	$80,762
Long-lived assets	279,892	23,586	2,007	305,485

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended June 30, 2004
Revenue	$124,148	$15,464	$(739)	$138,873
Long-lived assets	548,273	26,709	10,028	585,010

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six Months Ended June 30, 2003
Revenue	$140,289	$19,861	$(1,012)	$159,138
Long-lived assets	279,892	23,586	2,007	305,485

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six Months Ended June 30, 2004
Revenue	$244,730	$28,885	$(1,568)	$272,047
Long-lived assets	548,273	26,709	10,028	585,010

Note 8: Long Term Incentive Bonus Program

     In July 2004, the Board of Directors of the Company adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% restricted shares for officers of the Company and 50% restricted shares and 50% cash payments for other qualified employees participating in the LTIBP if the Company meets certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of restricted shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute retention mechanism for the Company’s Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. The Company has recorded $0.7 million compensation expense in the six months ended June 30, 2004 associated with the LTIBP. The Company currently anticipates repurchasing from time to time in the open market, a number of Company shares equal to the number of Company shares that are subject to awards granted under the LTIBP.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Subsequent Events

     In August 2004, the Company entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of Hudson Telecom, Inc., a Delaware corporation, which owns 100% of OOO Digital Telephone Networks and OOO Digital Telephone Switches, together comprising one of the largest regional alternative operators in Russia operating in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence. The transaction is expected to close in the third or fourth quarter of 2004. Amounts in the escrow may be used to compensate the Company in the event of the realization of certain contingent liabilities in the acquired entities.

     Recognizing that many of the markets in which the Company operate are complex, in particular as it relates to business, regulatory, political and cultural matters, the Company occasionally seeks experienced local partners to assist in markets where the Company is likely to encounter operational difficulties. GTI has been cooperating with potential local partners in Ukraine to resolve commercial disputes with incumbent operators in Ukraine but had not previously negotiated compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors have approved the transfer of a non-controlling interest in Golden Telecom (Ukraine) (“GTU”) to such parties.

     In August 2004, the Company entered into a compensation arrangement for services provided to assist the Company in addressing disputes with incumbent operators in Ukraine. The Company’s potential local partners have provided services on a success fee basis. The Company’s Board of Directors approved an arrangement that will effectively transfer 20% of the shares in GTU owned by the Company to the potential local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, the Company will pay the potential local partners approximately $0.5 million in cash and granted to the potential local partners an option to purchase 20% of GTU for $0.5 million in cash. This transfer is expected to close in the third quarter of 2004 and may result in a charge to operating income of up to approximately $4.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and six months ended June 30, 2003 and June 30, 2004. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

Overview

     We are a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in approximately 200 combined access points in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk and other major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We organize our operations into four business groups, as follows:

•	Business and Corporate Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, and Kazakhstan; and

•	Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We intend to offer all of our integrated telecommunication services under the Golden Telecom brand, although, due to the acquisition of OAO Comincom (“Comincom”) in December 2003, some services still carry the Combellga brand. Our dial-up Internet services are distributed under the ROL brand in Russia and Kazakhstan and under the Svit-On-Line brand in Ukraine.

     Additionally, we hold a minority interest in MCT Corp. (“MCT”), which in turn has ownership interests in 15 mobile operations located throughout Russia and in Uzbekistan, Tajikistan and Afghanistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

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

     We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States (“US”) dollar — ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the US dollar has become relatively stable since early 2000 and appreciated in 2003 so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persists from increased competition and the global trend toward lower telecommunications tariffs. In 2003 and during 2004, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributoring factor to the increases in our revenue in 2003 and during 2004. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace.

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

     In 2003, we signed new amendments to the settlement agreement with Ukrtelecom allowing incoming international traffic termination to Ukrainian public switched telephone network (“PSTN”) via Ukrtelecom’s network. Also, we signed a new agreement with Utel for incoming international traffic termination to Ukrainian PSTN’s.

     State regulated tariffs for calls from the PSTN were also introduced, thus allowing mobile operators to receive a share of revenue from calls made to mobile networks. To effect calling party pays (“CPP”) settlements on our network we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer.

     We have seen a significant year-over-year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well.

     We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations during 2004. During the six months ended June 30, 2004, we incurred approximately $1.8 million in consulting and employee termination costs associated with the operational integration of Comincom into our operations which has been recorded in selling, general and administrative expense.

Recent Acquisitions and Other Developments

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

     In February 2004, we completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDING”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. The total purchase price of approximately $4.8 million consisted of cash consideration of approximately $4.4 million and approximately $0.4 million recorded as a liability.

     In April 2004, we completed the acquisition of 100% of the common shares in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia, for cash consideration of approximately $7.2 million including approximately $1.1 million held in escrow.

     In April 2004, we completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that we did not own for cash consideration of approximately $1.0 million.

     In May 2004, we completed the acquisition of 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. The total purchase price of approximately $3.0 million consisted of cash consideration of approximately $2.5 million and approximately $0.5 million recorded as a liability to be settled in cash upon the satisfactory achievement of certain conditions.

     In August 2004, we entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of the common stock in Hudson Telecom, Inc., a Delaware corporation, which owns 100% ownership interest in OOO Digital Telephone Networks and OOO Digital Telephone Switches, together comprising one of the largest regional alternative operators in Russia operating in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence. The transaction is expected to close in the third or fourth quarter of 2004. Amounts in the escrow may be used to compensate us in the event of the realization of certain contingent liabilities in the acquired entities.

     Recognizing that many of the markets in which we operate are complex, in particular as it relates to business, regulatory, political and cultural matters, we occasionally seek experienced local partners to assist in markets where we are likely to encounter operational difficulties. We have been cooperating with potential local partners in Ukraine to resolve commercial disputes with incumbent operators in Ukraine but had not previously negotiated compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors have approved the transfer of a non-controlling interest in Golden Telecom (Ukraine) (“GTU”) to such parties.

     In August 2004, we entered into a compensation arrangement for services provided to assist us in addressing disputes with incumbent operators in Ukraine. Our potential local partners have provided services on a success fee basis. Our Board of Directors approved an arrangement that will effectively transfers 20% of the shares in GTU owned by us to the potential local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, we will pay the potential local partners approximately $0.5 million in cash and granted to the potential local partners an option to purchase 20% of GTU for $0.5 million in cash. This transfer is expected to close in the third quarter of 2004 and may result in a charge to operating income of up to approximately $4.0 million. We cannot be certain that our relationship with our potential local partners will develop in a manner which is beneficial to us or that the benefits of such partnership will not be outweighed by any loss of control over GTU that we may experience with our potential local partners.

     In July 2004, our Board of Directors adopted a Long Term Incentive Bonus Program (“LTIBP”) for our senior management, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% restricted shares for our officers and 50% restricted shares and 50% cash payments for other qualified employees participating in the LTIBP if we meet certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of restricted shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute retention mechanism for our Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. We have recorded $0.7 million compensation expense in the six months ended June 30, 2004 associated with the LTIBP. We currently anticipate repurchasing from time to time in the open market, a number of our shares equal to the number of our shares that are subject to awards granted under the LTIBP.

Critical Accounting Policies

     The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To assist that understanding, management has identified our “critical accounting policies”. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $2.0 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

     Long-lived asset recovery policies; this policy is in relation to long-lived assets, consisting primarily of property and equipment and intangibles, which comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform periodic internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting useful lives and testing for recoverability of our long-lived assets require the exercise of management’s judgment and estimation based on certain assumptions concerning the expected life of any asset and expected future cash flows from the use of an asset.

     Goodwill and assessment of impairment; Commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2003, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

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

     Functional currency; effective January 1, 2003, Russia is no longer considered a hyperinflationary economy, therefore the determination of functional currency for United States generally accepted accounting principles (“US GAAP”) reporting purposes should be based on the analysis of the underlying business transactions for each Russian subsidiary. We have determined in accordance with the functional currency criteria of SFAS No. 52, “Foreign Currency Translation”, that the US dollar should be considered the functional currency of all Russian subsidiaries. There are subjective elements in this determination, including a weight given to each specific criteria established by SFAS No. 52. Changes in the underlying business transactions could lead to different functional currency determination for a particular subsidiary, which would have an impact on its reported financial position and results of operations.

Critical Accounting Estimates

     Accounting estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. We believe the following items represent such particularly sensitive accounting estimates:

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

     Tax provisions; in the course of preparing financial statements in accordance with US GAAP, we record potential tax loss provisions under the guidelines of SFAS No. 5, “Accounting for Contingencies”. In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.

     Useful lives of property and equipment and certain intangible assets; our network assets and amortizable intangible assets are depreciated and amortized over periods generally ranging from five to ten years. Any reduction or increase in the estimated useful lives for a particular category of fixed assets or intangible assets could have a material effect on our future results of operations.

     Business combinations; SFAS No. 141, “Business Combinations”, requires us to recognize the share in the assets of businesses acquired and respective liabilities assumed based on their fair values. Our estimates of the fair value of the identified intangible assets of businesses acquired are based on our expectations of future results of operations of such businesses. In particular, our valuation of Comincom’s identified intangible assets might change as the appropriate regulations consistent with the new Russian law on telecommunications, that came into effect on January 1, 2004, are promulgated and its effects on the future results of operations of Comincom become known.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed SPEs that are VIEs. Therefore the adoption of FIN No. 46R did not have a significant impact on the financial position or results of operations.

Results of Operations

     GTI is a leading facilities-based provider of integrated telecommunications and Internet services to businesses and other high-usage customers and telecommunications operators in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Krasnoyarsk and other major population centers throughout Russia and other countries of the CIS. The results of our four business groups from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 7 “Segment Information – Line of Business Data” to our consolidated financial statements.

     We currently believe our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As we currently believe our functional currency is the US dollar, this change did not have a material impact on our results of operations or financial position.

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

     As of April 15, 2003, all assets, liabilities, rights and obligations of TeleRoss were transferred to Sovintel as part of the legal merger of these two wholly-owned subsidiaries. This resulted in the reorganization of our operations along the lines of customer characteristics as opposed to the types of telecommunications products we provide. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aligned our operating segments in the manner that the chief operating decision maker manages the operations for purposes of making operating decisions and allocating resources.

     The discussion of our results of operations is organized as follows:

•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended June 30, 2004 compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2003

Consolidated Results. Consolidated Results of Operations for the Six Months Ended June 30, 2004 compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2003

Consolidated Financial Position. Consolidated Financial Position at June 30, 2004 compared to Consolidated Financial Position at December 31, 2003

Consolidated Results — Consolidated Results of Operations for the Three Months Ended June 30, 2004 Compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2003

Revenue

     Our revenue increased by 72% to $138.8 million for the three months ended June 30, 2004 from $80.7 million for the three months ended June 30, 2003. The overall increase in revenue was due to the consolidation of 100% of Comincom’s results of operations for the second quarter of 2004 and, with respect to our existing business, an increase in new customers and services provided to existing customers, partially offset by lower prices charged for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2003	Ended June 30, 2004
	(in millions)
REVENUE
Business and Corporate Services	$43.6	$78.9
Carrier and Operator Services	26.8	44.7
Consumer Internet Services	7.2	11.4
Mobile Services	3.6	4.0
Eliminations	(0.5)	(0.2)

TOTAL REVENUE	$80.7	$138.8

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 81% to $78.9 million for the three months ended June 30, 2004 from $43.6 million for the three months ended June 30, 2003. We had increases in our Russian traffic revenues due to the addition of approximately 2,400 new corporate customers and new agreements with 25 multi-tenant business centers and 6 new trade centers in the three months ended June 30, 2004 along with actively promoting new services among our client base.

     The acquisition of the 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $23.7 million for the three months ended June 30, 2004.

     Revenue from the Business and Corporate Services division of GTU increased by 49% to $6.7 million for the three months ended June 30, 2004 from $4.5 million for the three months ended June 30, 2003. The increase in revenue was due to an increase in the total intercity minutes and long distance minutes of use by business and corporate clients and an increase in monthly recurring charges.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 67% to $44.7 million for the three months ended June 30, 2004 from $26.8 million for the three months ended June 30, 2003. We have expanded our operations with existing partners and added a number of new carriers with increased volumes of traffic, especially voice over Internet Protocol (“VoIP”). In addition, we have increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

     As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $4.2 million for the three months ended June 30, 2004.

     Revenue for the Carrier and Operator Services division of GTU increased by 92% to $4.8 million for the three months ended June 30, 2004 from $2.5 million for the three months ended June 30, 2003. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 58% to $11.4 million for the three months ended June 30, 2004 from $7.2 million for the three months ended June 30, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 280,243 at June 30, 2003 to 385,541 at June 30, 2004 and partly offset by the average revenue per Internet subscriber decreasing from approximately $8.17 per month to approximately $7.47 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 11% to $4.0 million for the three months ended June 30, 2004 from $3.6 million for the three months ended June 30, 2003. Active subscribers increased from 36,314 at June 30, 2003 to 50,975 at June 30, 2004 due to an increasing number of prepaid subscribers on a tariff plan which allows for unlimited local calls for a fixed payment. The average revenue per active subscriber has decreased by 18% to approximately $27.46 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment and due to the adoption of the CPP principle by the Ukrainian parliament in the third quarter of 2003. We are now unable to charge our mobile customers for incoming calls and our average revenue per subscriber was reduced accordingly.

Expenses

     The following table shows our principal expenses for the three months ended June 30, 2003 and June 30, 2004:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	June 30, 2003	June 30, 2004
	(in millions)
COST OF REVENUE
Business and Corporate Services	$18.9	$34.3
Carrier and Operator Services	15.6	27.8
Consumer Internet Services	4.8	6.8
Mobile Services	0.6	1.5
Eliminations	(0.5)	(0.2)

TOTAL COST OF REVENUE	39.4	70.2
Selling, general and administrative	13.3	25.1
Depreciation and amortization	10.5	18.3
Equity in (earnings) losses of ventures	0.1	(0.2)
Interest income	(0.3)	(0.3)

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	June 30, 2003	June 30, 2004
	(in millions)
Interest expense	0.9	0.1
Foreign currency loss	—	1.0
Provision for income taxes	$4.8	$7.4

Cost of Revenue

     Our cost of revenue increased by 78% to $70.2 million for the three months ended June 30, 2004 from $39.4 million for the three months ended June 30, 2003.

     Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 81% to $34.3 million, or 43% of revenue, for the three months ended June 30, 2004 from $18.9 million, or 43% of revenue, for the three months ended June 30, 2003.

     As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $9.7 million for the three months ended June 30, 2004.

     Cost of revenue for the Business and Corporate Services division of GTU increased by 62 % to $3.4 million, or 51% of revenue, for the three months ended June 30, 2004 from $2.1 million, or 47% of revenue, for the three months ended June 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin long distance traffic and an increase in network operation costs.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 78% to $27.8 million, or 62% of revenue, for the three months ended June 30, 2004 from $15.6 million, or 58% of revenue, for the three months ended June 30, 2003. The increase in cost of revenue as a percentage of revenue mainly resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers partially offset by operational improvements in terms of efficient use of available network resources. In addition, we had increasing volumes of lower margin VoIP sales.

     As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $1.5 million for the three months ended June 30, 2004.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 117% to $3.9 million, or 81% of revenue, for the three months ended June 30, 2004 from $1.8 million, or 72% of revenue, for the three months ended June 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 42% to $6.8 million, or 60% of revenue, for the three months ended June 30, 2004 from $4.8 million, or 67% of revenue, for the three months ended June 30, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 150% to $1.5 million, or 38% of revenue, for the three months ended June 30, 2004 from $0.6 million, or 17% of revenue, for the three months ended June 30, 2003. The increase in cost of revenue as a percentage of revenue is mainly due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased and is partly offset by the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 89% to $25.1 million, or 18% of revenue, for the three months ended June 30, 2004 from $13.3 million, or 16% of revenue, for the three months ended June 30, 2003. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, bad debt expense, rent and other office expenses associated with the operational integration and consolidation of Comincom from December 1, 2003 into our results of operations.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 74% to $18.3 million for the three months ended June 30, 2004 from $10.5 million for the three months ended June 30, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations. As a result of consolidating Comincom, depreciation and amortization increased by $5.1 million for the three months ended June 30, 2004.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.2 million for the three months ended June 30, 2004 from losses of $0.1 million for the three months ended June 30, 2003.

Interest Income

     Our interest income for the three months ended June 30, 2004 remained unchanged from the $0.3 million for the three months ended June 30, 2003.

Interest Expense

     Our interest expense was $0.1 million for the three months ended June 30, 2004 down from $0.9 million for the three months ended June 30, 2003. Debt, excluding capital lease obligations, at June 30, 2004 was $0.6 million compared to $1.2 million at June 30, 2003. On June 30, 2003, we paid $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank.

Foreign Currency Gain (Loss)

     Our foreign currency loss was $1.0 million for the three months ended June 30, 2004, compared to a negligible foreign currency gain for the three months ended June 30, 2003. The change in our foreign currency gain to a foreign currency loss is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

     Our charge for income taxes was $7.4 million for the three months ended June 30, 2004 compared to $4.8 million for the three months ended June 30, 2003. Our effective tax rate was 30% for the three months ended June 30, 2004 compared to 29% for the three months ended June 30, 2003 as a result of increases in non-deductible expenses. The increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations and the recognition of all deferred tax benefits relating to United States (“US”) carry-forward tax losses during 2003. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended June 30, 2004 as compared to three months ended June 30, 2003.

Net Income and Net Income per Share

     Our net income for the three months ended June 30, 2004 was $16.9 million, compared to a net income of $11.8 million for the three months ended June 30, 2003.

     Our net income per share of common stock increased to $0.47 for the three months ended June 30, 2004, compared to a net income per share of $0.43 for the three months ended June 30, 2003. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,243,352 in the three months ended June 30, 2004, compared to 27,479,784 in the three months ended June 30, 2003. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis increased to $0.46 for the three months ended June 30, 2004, compared to a net income per common share of $0.42 for the three months ended June 30, 2003. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,538,901 the three months ended June 30, 2004, compared to 28,289,228 for the three months ended June 30, 2003.

Consolidated Results — Consolidated Results of Operations for the Six Months Ended June 30, 2004 Compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2003

Revenue

     Our revenue increased by 71% to $272.0 million for the six months ended June 30, 2004 from $159.1 million for the six months ended June 30, 2003. The overall increase in revenue was due to the consolidation of 100% of Comincom’s results of operations for the six months ended June 30, 2004 and, with respect to our existing business, an increase in new customers, partially offset by lower prices charged for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2003	Ended June 30, 2004
	(in millions)
REVENUE
Business and Corporate Services	$82.6	$151.8
Carrier and Operator Services	56.6	90.4
Consumer Internet Services	14.3	22.5
Mobile Services	6.8	7.6
Eliminations	(1.2)	(0.3)

TOTAL REVENUE	$159.1	$272.0

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 84% to $151.8 million for the six months ended June 30, 2004 from $82.6 million for the six months ended June 30, 2003. We had increases in our Russian traffic revenues due to the addition of approximately 4,800 new corporate customers and new agreements with 53 multi-tenant business centers and 7 trade centers in the six months ended June 30, 2004 along with actively promoting new services among our client base.

     The acquisition of the 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $45.0 million for the six months ended June 30, 2004.

     Revenue from the Business and Corporate Services division of GTU increased by 45% to $12.8 million for the six months ended June 30, 2004 from $8.8 million for the six months ended June 30, 2003. The increase in revenue was due to an increase in the total intercity minutes and long distance minutes of use by business and corporate clients and an increase in monthly recurring charges.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 60% to $90.4 million for the six months ended June 30, 2004 from $56.6 million for the six months ended June 30, 2003. We have added a number of new carriers with increased volumes of traffic, especially voice over Internet Protocol (“VoIP”), and increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

     As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $10.7 million for the six months ended June 30, 2004.

     Revenue for the Carrier and Operator Services division of GTU increased by 98% to $8.5 million for the six months ended June 30, 2004 from $4.3 million for the six months ended June 30, 2003. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine as well as increasing volumes of outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 57% to $22.5 million for the six months ended June 30, 2004 from $14.3 million for the six months ended June 30, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 280,243 at June 30, 2003 to 385,421 at June 30, 2004 and partly offset by the average revenue per Internet subscriber decreasing from approximately $8.28 per month to approximately $8.12 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 12% to $7.6 million for the six months ended June 30, 2004 from $6.8 million for the six months ended June 30, 2003. Active subscribers increased from 36,314 at June 30, 2003 to 50,975 at June 30,

2004 due to an increasing number of prepaid subscribers on a tariff plan which allows for unlimited local calls for a fixed payment. The average revenue per active subscriber has decreased by 16% to approximately $28.07 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment and due to the adoption of the CPP principle by the Ukrainian parliament in the third quarter of 2003. We are now unable to charge our mobile customers for incoming calls and our average revenue per subscriber was reduced accordingly.

Expenses

     The following table shows our principal expenses for the six months ended June 30, 2003 and June 30, 2004:

	Consolidated Expenses	Consolidated Expenses
	For the Six Months Ended	For the Six Months Ended
	June 30, 2003	June 30, 2004
	(in millions)
COST OF REVENUE
Business and Corporate Services	$35.6	$64.9
Carrier and Operator Services	31.7	57.7
Consumer Internet Services	9.5	13.2
Mobile Services	1.1	3.0
Eliminations	(1.2)	(0.3)

TOTAL COST OF REVENUE	76.7	138.5
Selling, general and administrative	26.8	51.5
Depreciation and amortization	20.9	35.7
Equity in (earnings) of ventures	—	(0.2)
Interest income	(0.6)	(0.6)
Interest expense	1.6	0.3
Foreign currency (gain) loss	(0.2)	0.2
Provision for income taxes	$9.0	$14.5

Cost of Revenue

     Our cost of revenue increased by 81% to $138.5 million for the six months ended June 30, 2004 from $76.7 million for the six months ended June 30, 2003.

     Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 82% to $64.9 million, or 43% of revenue, for the six months ended June 30, 2004 from $35.6 million, or 43% of revenue, for the six months ended June 30, 2003.

     As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $17.8 million for the six months ended June 30, 2004.

     Cost of revenue for the Business and Corporate Services division of GTU increased by 59% to $6.5 million, or 51% of revenue, for the six months ended June 30, 2004 from $4.1 million, or 47% of revenue, for the six months ended June 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin long distance traffic and an increase in network operation costs.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 82% to $57.7 million, or 64% of revenue, for the six months ended June 30, 2004 from $31.7 million, or 56% of revenue, for the six months ended June 30, 2003. The increase in cost of revenue as a percentage of revenue mainly resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers partially offset by operational improvements in terms of efficient use of available network resources. In addition, we had increasing volumes of lower margin VoIP sales.

     As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $6.5 million for the six months ended June 30, 2004.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 131% to $6.7 million, or 79% of revenue, for the six months ended June 30, 2004 from $2.9 million, or 67% of revenue, for the six months ended June 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 39% to $13.2 million, or 59% of revenue, for the six months ended June 30, 2004 from $9.5 million, or 66% of revenue, for the six months ended June 30, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 173% to $3.0 million, or 39% of revenue, for the six months ended June 30, 2004 from $1.1 million, or 16% of revenue, for the six months ended June 30, 2003. The increase in cost of revenue as a percentage of revenue is mainly due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased and is partly offset by the increased number of subscribers using the unlimited local call tariff plan which does not lead to additional settlement costs with other operators.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 92% to $51.5 million, or 19% of revenue, for the six months ended June 30, 2004 from $26.8 million, or 17% of revenue, for the six months ended June 30, 2003. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, bad debt expense, rent and other office expenses and consulting and employee termination costs associated with the operational integration and consolidation of Comincom from December 1, 2003 into our results of operations.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 71% to $35.7 million for the six months ended June 30, 2004 from $20.9 million for the six months ended June 30, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations. As a result of consolidating Comincom, depreciation and amortization increased by $10.2 million for the six months ended June 30, 2004.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.2 million for the six months ended June 30, 2004 from a negligible amount for the six months ended.

Interest Income

     Our interest income for the six months ended June 30, 2004 remained unchanged from the $0.6 million for the six months ended June 30, 2003.

Interest Expense

     Our interest expense was $0.3 million for the six months ended June 30, 2004 down from $1.6 million for the six months ended June 30, 2003. Debt, excluding capital lease obligations, at June 30, 2004 was $0.6 million compared to $2.2 million at June 30, 2003. On June 30, 2003, we paid $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank.

Foreign Currency Gain (Loss)

     Our foreign currency loss was $0.2 million for the six months ended June 30, 2004, compared to a foreign currency gain of $0.2 million for the six months ended June 30, 2003. The change in our foreign currency gain is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

     Our charge for income taxes was $14.5 million for the six months ended June 30, 2004 compared to $9.0 million for the six months ended June 30, 2003. Our effective tax rate was 31% for the six months ended June 30, 2004 compared to 27% for the six months ended June 30, 2003 as a result of increases in non-deductible expenses. The increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations and the recognition of all deferred tax benefits relating to US carry-forward tax losses during 2003. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the six months ended June 30, 2004 as compared to six months ended June 30, 2003.

Net Income and Net Income per Share

     Our net income for the six months ended June 30, 2004 was $31.6 million, compared to a net income of $24.7 million for the six months ended June 30, 2003.

     Our net income per share of common stock decreased to $0.87 for the six months ended June 30, 2004, compared to a net income per share of $0.90 for the six months ended June 30, 2003. The decrease in net income per share of common stock was due to the increase in the number of weighted average shares to 36,144,270 in the six months ended June 30, 2004, compared to 27,271,078 in the six months ended June 30, 2003 partly offset by an increase in net income for the six month ended June 30, 2004. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis decreased to $0.86 for the six months ended June 30, 2004, compared to a net income per common share of $0.89 for the six months ended June 30, 2003. The decrease in net income per share of common stock on a fully diluted basis was due to the increase in the number of weighted average shares assuming dilution to 36,523,118 the six months ended June 30, 2004, compared to 27,835,614 for the six months ended June 30, 2003 partly offset by an increase in net income for the six months ended June 30, 2003.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2004 compared to Consolidated Financial Position at December 31, 2003

Accounts Receivable

     Accounts receivable increased from December 31, 2003 to June 30, 2004 as a result of increased revenue during the period ended June 30, 2004 and slower collections from customers.

Intangible Assets

     Our intangible assets increased at June 30, 2004 as compared to December 31, 2003 as a result of our acquisition of ST-HOLDING in February 2004, our acquisition of Balticom Mobile in April 2004, Buzton in May 2004 and the construction of new numbering capacity.

Stockholders’ Equity

     Shareholders’ equity increased from December 31, 2003 to June 30, 2004 as a result of our net income of $31.6 million, cash proceeds of approximately $4.2 million received from the exercise of employee stock options and partially offset by declaring and paying $14.5 million dividends in the six months ended June 20, 2004.

Income Taxes

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors (1) different income tax rates and regulations apply in the countries where we operate; and (2) amortization of certain acquired intangible assets is not deductible for income tax purposes. Prior to 2001, we had not recognized a tax benefit in relation to the deferred tax assets of our Russian and Ukrainian entities due to uncertainty over the application and future development of the tax regimes in the two countries. However, in 2001 and 2002, as a result of our Russian and Ukrainian subsidiaries profitability and reasonable certainty of future profits, we recorded deferred tax assets in the appropriate Russian and Ukrainian subsidiaries. In 2003, we recorded the full amount of deferred tax asset for US loss carry-forwards for income tax purposes.

Liquidity and Capital Resources

     Our cash and cash equivalents was $45.8 million and $65.2 million as of June 30, 2004 and December 31, 2003, respectively. Our total restricted cash was $1.0 million as of June 30, 2004 and December 31, 2003. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the six months ended June 30, 2004, we had net cash inflows of $62.3 million from our operating activities. During the six months ended June 30, 2003, we had net cash inflows of $45.7 million from our operating activities. This increase in net cash inflows from operating activities at June 30, 2004 is mainly due to the increase of net income as a result of increased revenues, and the consolidation of Comincom into our results of operations and financial position from December 1, 2003.

     During the six months ended June 30, 2004, we received approximately $260.2 million in cash from our customers for services and we paid approximately $185.7 million to suppliers and employees. During the six months ended June 30, 2003, we received approximately $144.8 million in cash from our customers for services and we paid approximately $92.4 million to suppliers and employees.

     We used cash of $68.9 million and $26.2 million for investing activities for the six months ended June 30, 2004 and June 30, 2003, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $54.4 million for the six months ended June 30, 2004. The majority of network investing activities related to construction of last mile access, intercity fiber project and network upgrades as a result of increased customer connections. Network investing activities totaled $27.8 million for the six months ended June 30, 2003. We used cash of $14.8 million for the six months ended June 30, 2004 for our acquisition of interests in ST-HOLDING, Buzton, Uralrelcom, and Balticom Mobile.

     For the six months ended June 30, 2004, we received $4.2 million net proceeds from the exercise of employee stock options and for the six months ended June 30, 2003, we received $8.0 million net proceeds from the exercise of employee stock options.

     In February 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. The Company paid the total amount payable of approximately $7.2 million to shareholders on March 29, 2004. In May 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of June 14, 2004. The Company paid the total amount payable of approximately $7.2 million to shareholders on June 28, 2004.

     We had working capital of $75.3 million as of June 30, 2004 and $88.2 million as of December 31, 2003. At June 30, 2004, we had total debt, excluding capital lease obligations, of approximately $0.6 million, of which $0.4 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash.

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

     In the ordinary course of business, we have entered into long-term agreements for satellite transponder capacity. In the six months ended June 30, 2004, we entered into approximately $41.3 million of satellite transponder capacity agreements generally with terms of 10 years.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of June 30, 2004 for all of these facilities totaled $1.0 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

     In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, additional borrowings with or without collateralization, through the divestment of non-core assets, to suspend or cease dividend payments, or a combination of the foregoing. In case especially large or numerous acquisitions do not materialize, we expect our cash flow from operations to be sufficient to fund our expected requirements including to finance our capital expenditure requirements. However, the actual amount and timing of our future cash requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial additional cash to continue to develop our networks and meet the funding requirements of our operations and ventures. To the extent our current sources are not sufficient to meet these requirements, we may raise additional funds through a dilutive equity issuance, additional borrowings with or without collateralization, the divestment of non-core assets, the suspension or cessation of dividend payments or a combination of the foregoing. We are currently in negotiations with several financial institutions to establish a credit facility of $30.0 million to assist in funding our acquisition of Hudson Telecom, Inc. Such facility is likely to contain restrictive covenants that will limit the flexibility of our operations. The facility may also require a company guarantee and a pledge of fixed assets.

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

     As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased additional fiber optic and satellite-based network capacity; the terms of these leases are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments.

     As of June 30, 2004, we had the following contractual obligations, including short- and long-term debt arrangements, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period
	(in thousands)
		Less
		than 1	1 – 3	4 - 5
	Total	year	years	years	Thereafter
Short- and long-term debt	$625	$425	$100	$100	$—
Capital lease obligations	5,645	2,832	2,813	—	—
Non-cancelable lease obligations	12,667	3,879	5,882	2,672	234
Purchase obligations	73,394	19,715	21,099	13,347	19.233

Total contractual cash obligations	$92,331	$26,851	$29,894	$16,119	$19,467

Special Note Regarding Forward Looking Statements

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) the Company’s competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our intentions to expand our fiber optic capacity and add transmission capacity; (viii) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (ix) the allocation of indirect numbering capacity from Ukrtelecom; (x) the impact of critical accounting policies and estimates; (xi) the completion of our proposed compensation arrangement with our potential partner in Ukraine; (xii) our potential partner in Ukraine may not develop in a manner which is beneficial to us or that benefits of such partnership will not outweigh any loss of control over our Ukrainian operation; (xiii) the possibility that we may not be able to come to terms with the owners of our potential acquisition in Rostov-on-Don; and (xiv) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law “On Telecommunications”, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”) and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K for the year ended December 31, 2003.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “estimated,” “intends,” “plans,” “projection” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report and investors, therefore, should not place undue reliance on any such forward-looking statements.

     Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2004.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     On May 20, 2004, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of April 6, 2004. Each of the Company’s ten nominees for election to its Board of Directors was elected to a term ending at the Company’s annual meeting of shareholders to be held in 2005. One additional proposal was submitted to shareholders for approval and was approved.

     (1) The votes cast for each of the Company’s ten nominees for election to the GTI’s Board of Directors were as follows:

Nominee	For	Withheld
Vladimir Androsik	33,181,666	101,693
Peter Aven	32,336,423	946,936
Michael Calvey	33,257,053	26,306
Ashley Dunster	33,257,053	26,306
David Herman	33,276,091	7,268
Kjell Morten Johnsen	33,262,968	20,391
Andrey Kosogov	33,181,666	101,693
Michael North	33,262,968	20,391
Jan Edvard Thygesen	33,262,968	20,391
Alexander Vinogradov	33,263,068	20,391

(2)	Ratification of selection of Ernst & Young (CIS) Limited as the Company’s independent auditors for 2004 – FOR 33,276,091 shares; AGAINST 7,268 shares; ABSTAIN 2,947,797 shares.

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

Designation	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

Date of Report	Subject of Report
May 6, 2004	Furnished Golden Telecom, Inc. announces first quarter 2004 results.

May 10, 2004	Golden Telecom, Inc. designated representatives will participate in investor conferences in Europe and the United States.

May 12, 2004	Golden Telecom, Inc. designated representatives will participate in investor conferences in Europe and the United States.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN TELECOM, INC. (Registrant)
By:	/s/ DAVID STEWART
Name:	David Stewart
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ MICHAEL D. WILSON
Name:	Michael D. Wilson
Title:	Corporate Controller (Principal Accounting Officer)

Date: August 6, 2004

INDEX TO EXHIBITS

Designation	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002