Form 10-Q
period 2004-09-30
GOLDEN TELECOM INC
filed 2004-11-05
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     At November 4, 2004 there were 36,279,929 outstanding shares of common stock of the registrant.

* Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of US$, Except Share Data)
(unaudited)

	December 31,	September 30,
	2003	2004
	(see Note 10)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,180	$61,289
Accounts receivable, net of allowance for doubtful accounts of $13,896 and $21,628 at December 31, 2003 and September 30, 2004, respectively	74,016	90,921
VAT receivable	14,819	18,122
Prepaid expenses and advances to suppliers	12,232	12,457
Deferred tax asset	5,995	4,887
Other current assets	15,909	21,222

TOTAL CURRENT ASSETS	188,151	208,898
Property and equipment, net of accumulated depreciation of $132,126 and $171,465 at December 31, 2003 and September 30, 2004, respectively	283,110	335,542
Goodwill and intangible assets:
Goodwill	144,008	146,255
Intangible assets, net of accumulated amortization of $23,824 and $37,393 at December 31, 2003 and September 30, 2004, respectively	104,835	104,035

Net goodwill and intangible assets	248,843	250,290
Restricted cash	1,005	1,010
Other non-current assets	8,117	9,261

TOTAL ASSETS	$729,226	$805,001

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of US$, Except Share Data)
(unaudited)

	December 31,	September 30,
	2003	2004
	(see Note 10)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,779	$80,357
VAT payable	10,167	16,253
Debt maturing within one year	950	425
Current capital lease obligation	3,067	2,374
Deferred revenue	9,192	12,111
Due to affiliates and related parties	3,495	4,258
Other current liabilities	5,249	3,818

TOTAL CURRENT LIABILITIES	97,899	119,596
Long-term debt, less current portion	200	200
Long-term deferred tax liability	24,461	25,214
Long-term deferred revenue	13,725	20,900
Long-term capital lease obligations	3,763	2,093
Other non-current liabilities	2,177	2,678

TOTAL LIABILITIES	142,225	170,681
Minority interest	2,722	11,090
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2003 and September 30, 2004)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 35,948,094 shares issued and outstanding at December 31, 2003 and 36,279,929 shares issued and outstanding at September 30, 2004)	359	363
Additional paid-in capital	663,464	669,218
Accumulated deficit	(79,544)	(46,351)

TOTAL SHAREHOLDERS’ EQUITY	584,279	623,230

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$729,226	$805,001

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of US$, Except Per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
REVENUE:
Telecommunication services	$89,714	$152,213	$248,153	$423,129
Revenue from affiliates and related parties	381	500	1,080	1,631

TOTAL REVENUE	90,095	152,713	249,233	424,760
OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	44,833	77,953	121,618	216,447
Selling, general and administrative (excluding depreciation and amortization)	15,764	29,518	42,587	81,029
Depreciation and amortization	11,135	19,504	32,082	55,184

TOTAL OPERATING COSTS AND EXPENSES	71,782	126,975	196,287	352,660

INCOME FROM OPERATIONS	18,313	25,738	52,946	72,100
OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	(25)	7	(54)	250
Interest income	254	241	859	781
Interest expense	(182)	(123)	(1,760)	(473)
Foreign currency gain (losses)	(177)	(443)	36	(667)
Minority interest	(127)	(245)	(342)	(784)

TOTAL OTHER INCOME (EXPENSE)	(257)	(563)	(1,261)	(893)

Income before income taxes	18,056	25,175	51,685	71,207
Income taxes	5,550	9,064	14,524	23,536

NET INCOME	$12,506	$16,111	$37,161	$47,671

Basic earnings per share of common stock:
Net income per share – basic	$0.44	$0.44	$1.35	$1.32

Weighted average common shares — basic	28,157	36,278	27,570	36,200

Diluted earnings per share of common stock:
Net income per share — diluted	$0.43	$0.44	$1.32	$1.30

Weighted average common shares — diluted	29,072	36,551	28,251	36,544

Cash dividends per common share	$—	$—	$—	$0.40

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of US$)
(unaudited)

	Nine Months Ended September 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$37,161	$47,671
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,798	41,606
Amortization	7,284	13,578
Equity in (earnings) losses of ventures, net of dividends received	54	(250)
Foreign currency (gain) losses	(36)	667
Other	(528)	(67)
Changes in assets and liabilities:
Accounts receivable	(10,195)	(15,535)
Accounts payable and accrued expenses	2,164	22,079
VAT, net	(3,036)	2,984
Other changes in assets and liabilities	5,455	(2,895)

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,121	109,838
INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(42,838)	(86,062)
Acquisitions, net of cash acquired	(15,345)	(15,022)
Restricted cash	377	(5)
Other investing	2,105	932

NET CASH USED IN INVESTING ACTIVITIES	(55,701)	(100,157)
FINANCING ACTIVITIES:
Repayments of debt	(31,123)	(525)
Net proceeds from exercise of employee stock options	20,327	4,220
Cash dividends paid	—	(14,478)
Other financing	(1,357)	(2,540)

NET CASH USED IN FINANCING ACTIVITIES	(12,153)	(13,323)
Effect of exchange rate changes on cash and cash equivalents	16	(249)

Net decrease in cash and cash equivalents	(4,717)	(3,891)
Cash and cash equivalents at beginning of period	59,625	65,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,908	$61,289

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Financial Presentation and Disclosures

     Golden Telecom, Inc. (“GTI” or the “Company”) is a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). The Company offers voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 200 combined access points in Russia and other countries of the CIS. The Company offers mobile services in Kiev and Odessa.

     The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the operating results for the full year.

Note 2: Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Goodwill and Intangible Assets

     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	As of December 31, 2003		As of September 30, 2004
	(in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts.	$78,235	$(13,619)	$90,462	$(19,569)
Contract-based customer relationships	35,169	(2,859)	36,849	(9,015)
Licenses	3,957	(1,854)	4,242	(2,323)
Other intangible assets	11,298	(5,492)	9,875	(6,486)

Total	$128,659	$(23,824)	$141,428	$(37,393)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and nine months ended September 30, 2003 and 2004, respectively, comprehensive income for the Company is equal to net income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income, as reported	$12,506	$16,111	$37,161	$47,671
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	885	454	2,621	1,357

Pro forma net income	$11,621	$15,657	$34,540	$46,314

Net income per share:
Basic – as reported	$0.44	$0.44	$1.35	$1.32
Basic – pro forma	0.41	0.43	1.25	1.28
Diluted – as reported	0.43	0.44	1.32	1.30
Diluted – pro forma	0.40	0.43	1.22	1.27

Income Taxes

     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the United States and the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as the estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, except MCT, where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

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

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     In October 2003, the FASB concluded that Statement on Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Compensation”, which would require the Company to measure compensation cost for all share-based payments, including employee stock options, at fair value would be effective for interim or annual periods beginning after June 15, 2005. The Company is currently estimating the impact of SFAS No. 123R on the results of operations and financial condition.

Note 3: Net Earnings Per Share

     Basic earnings per share at September 30, 2003 and 2004 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2003 and 2004 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended September 30, 2003 and 2004 was 10,000 and 15,000 stock options, respectively. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the nine months ended September 30, 2003 and 2004 was 154,261 and 15,000 stock options, respectively.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(in thousands, except per share data)
Net income	$12,506	$16,111	$37,161	$47,671
Weighted average outstanding of:
Common stock	28,157	36,278	27,570	36,200
Dilutive effect of:
Employee stock options	915	273	681	344

Common stock and common stock equivalents	29,072	36,551	28,251	36,544

Earnings per share:
Basic	$0.44	$0.44	$1.35	$1.32

Diluted	$0.43	$0.44	$1.32	$1.30

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

     In April 2004, the Company completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia, for cash consideration of $7.2 million including $1.1 million held in escrow for a period of one year. Amounts in escrow may be used to compensate the Company in the event of the realization of certain contingent liabilities in the acquired companies.

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

     In August 2004, the Company entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of Hudson Telecom, Inc., a Delaware corporation, which owns 100% of OOO Digital Telephone Networks and OOO Digital Telephone Switches, together comprising one of the largest regional alternative operators in Russia operating in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. Amounts in the escrow may be used to compensate the Company in the event of the realization of certain contingent liabilities in the acquired entities. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence and the seller’s fulfilment of certain conditions precedent. The transaction is expected to close in the fourth quarter of 2004.

Note 5: Shareholders’ Equity

Common Stock

     The Company’s outstanding shares of common stock increased by 1,761,006 shares and 331,835 shares in the nine months ended September 30, 2003 and 2004, respectively, due to shares which were issued in connection with the exercise of employee stock options.

     In March 2004, the Company filed a Registration Statement on Form S-3 with the SEC to register 3,839,823 shares of common stock held by the European Bank for Reconstruction and Development, Capital International Global Emerging Markets Private Equity Fund L.P., Cavendish Nominees Limited, and First NIS Regional Fund SICAV in connection with an anticipated secondary offering of these shares. In September 2004, the Company filed an application for withdrawal of this Registration Statement which had not been declared effective by the SEC and no shares of Common Stock had been sold pursuant to the Registration Statement.

Additional Paid-In Capital

     In August 2004, the Company transferred 20% of the ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit the consolidated equity.

Accumulated Deficit

     In the third quarter of 2004, management determined that the Company has been inadvertently carrying accruals for estimated taxes, other than income taxes. Management has now concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in 2004.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     In November 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of November 12, 2004. The Company will pay the total amount of approximately $7.3 million to shareholders on November 22, 2004.

Note 6: Commitments and Contingencies

Tax Matters

     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2004. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.

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

     On January 1, 2004, a new law on telecommunications came into effect in Russia. The law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The Company cannot predict with any certainty how the new law will affect the Company. The new law was designed to create a new interconnect pricing regime in 2004 that should be more transparent and unified, if fairly implemented. However, as of September 30, 2004, this pricing regime has not been implemented. The new law also creates a universal service charge calculated as a percentage of revenue which will be introduced from 2005. The new law may increase the regulation of the Company’s operations and until such time as appropriate regulations consistent with the new law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

Other Commitments and Contingencies

     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the ventures. The total amount guaranteed at September 30, 2004 was approximately $0.8 million.

     In the ordinary course of business, the Company has entered into long-term agreements for satellite transponder capacity. In the nine months ended September 30, 2004, the Company entered into approximately $41.3 million of satellite transponder capacity agreements with terms of generally 10 years.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 7: Segment Information

Line Of Business Data

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and nine months ended September 30, 2003 and 2004, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. The Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2003
Revenue from external customers	$46,470	$32,796	$7,215	$3,649	$—	$90,130	$90,095	$(1,241)	$1,206
Intersegment revenue	78	146	—	—	(224)	—	—	—	—
Operating income (loss)	12,495	7,031	(835)	1,679	(1,937)	18,433	18,313	(120)	—
Identifiable assets	166,776	154,824	43,983	7,004	110,141	482,728	478,977	(3,751)	—
Capital expenditures	8,863	5,649	522	83	22	15,139	15,022	(117)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2004
Revenue from external customers	$84,491	$53,152	$10,878	$4,173	$—	$152,694	$152,713	$(1,175)	$1,194
Intersegment revenue	—	277	—	—	(277)	—	—	—	—
Operating income (loss)	19,554	7,061	497	1,324	(2,635)	25,801	25,738	(63)	—
Identifiable assets	449,752	267,709	59,796	5,351	26,322	808,930	805,001	(3,929)	—
Capital expenditures	18,579	6,883	1,250	186	38	26,936	26,579	(357)	—

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2003
Revenue from external customers	$128,478	$89,093	$21,437	$10,413	$—	$249,421	$249,233	$(3,526)	$3,338
Intersegment revenue	647	612	—	—	(1,259)	—	—	—	—
Operating income (loss)	36,562	19,306	(1,895)	4,254	(5,069)	53,158	52,946	(212)	—
Identifiable assets	166,776	154,824	43,983	7,004	110,141	482,728	478,977	(3,751)	—
Capital expenditures	26,243	14,617	1,950	292	52	43,154	42,838	(316)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2004
Revenue from external customers	$236,375	$143,249	$33,448	$11,780	$—	$424,852	$424,760	$(3,905)	$3,813
Intersegment revenue	—	640	—	—	(640)	—	—	—	—
Operating income (loss)	54,731	21,193	2,077	3,366	(8,759)	72,608	72,100	(508)	—
Identifiable assets	449,752	267,709	59,796	5,351	26,322	808,930	805,001	(3,929)	—
Capital expenditures	60,276	24,295	3,640	720	59	88,990	88,013	(977)	—

Geographic Data

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of September 30, 2003 and 2004 is as follows:

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended September 30, 2003
Revenue	$78,961	$11,991	$(857)	$90,095
Long-lived assets	302,092	23,764	2,751	328,607

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended September 30, 2004
Revenue	$135,506	$17,367	$(160)	$152,713
Long-lived assets	555,292	27,422	10,340	593,054

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Nine Months Ended September 30, 2003
Revenue	$219,250	$31,852	$(1,869)	$249,233
Long-lived assets	302,092	23,764	2,751	328,607

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Nine Months Ended September 30, 2004
Revenue	$380,236	$46,252	$(1,728)	$424,760
Long-lived assets	555,292	27,422	10,340	593,054

Note 8: Long Term Incentive Bonus Program

     In July 2004, the Board of Directors of the Company adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% restricted shares for officers of the Company and 50% restricted shares and 50% cash payments for other qualified employees participating in LTIBP if the Company meets certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of restricted shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute for the Company’s Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. The Company has recorded $0.7 million compensation expense in the nine months ended September 30, 2004 associated with the LTIBP. The Company currently anticipates repurchasing from time to time in the open market a number of the Company’s shares equal to the number of the Company’s shares that are subject to awards granted under the LTIBP.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Sale of Minority Interest in Subsidiary

     Recognizing that many of the markets in which the Company operate are complex, in particular as it relates to business, regulatory, political and cultural matters, the Company occasionally seeks experienced local partners to assist in markets where the Company is likely to encounter operational difficulties. GTI has been cooperating with local partners in Ukraine to resolve commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine but had not previously finalized negotiations on the compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors approved the sale of a non-controlling interest in Golden Telecom (Ukraine) (“GTU”) to such parties.

     Upon approval of GTI’s Board of Directors, in August 2004 the Company entered into a compensation arrangement for services provided to assist the Company in addressing commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine. The Company’s local partners have provided services on a success fee basis. The Company’s Board of Directors approved an arrangement that effectively transferred 20% of the shares in GTU owned by the Company to the local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, the Company paid the local partners $0.5 million in cash and granted the local partners an option to purchase 20% of GTU for $0.5 million in cash, in a transaction where the cash and the value of the services were approximately $3.6 million. This transaction closed in the third quarter of 2004, when the performance was completed and the option was exercised and resulted in a charge to operating income of approximately $3.6 million. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity. Fair value of the option approximated the fair value of shares transferred to the local partner due to the short exercise period of the option and was determined using the discounted cash flow valuation method.

Note 10: Restatement

     In the third quarter of 2004, management determined that the Company has been inadvertently carrying accruals for estimated taxes, other than income taxes. Management has now concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in 2004.

Note 11: Subsequent Events

     In November 2004, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of November 12, 2004. The Company will pay the total amount of approximately $7.3 million to shareholders on November 22, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations of the Company for the three and nine months ended September 30, 2003 and September 30, 2004. This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

Overview

     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 200 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.

     We organize our operations into four business segments, as follows:

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

     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, due to the acquisition of OAO Comincom (“Comincom”) in December 2003, some services still carry the Combellga brand. Our dial-up Internet services are distributed under the ROL brand in Russia and Kazakhstan and under the Svit-On-Line brand in Ukraine.

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

     We have traditionally competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States (“US”) dollar — ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the US dollar has become relatively stable since early 2000 and appreciated in 2003 and 2004 so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2003 and during 2004, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributoring factor to the increases in our revenue in 2003 and during 2004, although the major factor of revenue increases in 2004 was the acquisition of Comincom. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators.

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

     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link which we launched in the middle of this year will be continued into 2005. At present, we are constructing a fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this fiber optic line will be operational in 2005. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $40 to $50 million in this and related backbone projects through 2007.

     On January 1, 2004, a new law on telecommunications came into effect in Russia. The law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The Company cannot predict with any certainty how the new law will affect the Company. The new law was designed to create a new interconnect pricing regime in 2004 that should be more transparent and unified, if fairly implemented. However, as of September 30, 2004, this pricing regime has not been implemented. The new law also creates a universal service charge calculated as a percentage of revenue which will be introduced from 2005. The new law may increase the regulation of our operations and until such time as appropriate regulations consistent with the new law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

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

     We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations during 2004 and 2005. During the nine months ended September 30, 2004, we incurred consulting and employee termination costs associated with the operational integration of Comincom into our operations which has been recorded in selling, general and administrative expense. In addition, we have incurred costs associated with, among other things, Sarbanes-Oxley compliance, other consulting and recruiting expenses and funding for our Long-Term Incentive Bonus Program (“LTBIP”).

Recent Acquisitions and Other Developments

     In December 2003, we completed the acquisition of 100% of the shares in Comincom from Nye Telenor East Invest for a total purchase price of approximately $195.3 million, consisting of approximately $193.5 million in our common stock and direct transaction costs of approximately $1.8 million. The acquisition further strengthens our position in the key Moscow and St. Petersburg communications markets, and positions us to realize operating and capital expenditure synergies. Comincom provides telecommunications services, principally to major hotels, business offices, embassies and mobile communication companies through its telecommunications network in Russia.

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

     In April 2004, we completed the acquisition of 100% of the common shares in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia, for cash consideration of approximately $7.2 million including approximately $1.1 million held in escrow for a period of one year. Amounts in the escrow may be used to compensate us in the event of the realization of certain contingent liabilities in the acquired entities.

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

     In August 2004, we entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of the common stock in Hudson Telecom, Inc., a Delaware corporation, which owns 100% ownership interest in OOO Digital Telephone Networks and OOO Digital Telephone Switches, together comprising one of the largest regional alternative operators in Russia operating in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. Amounts in the escrow may be used to compensate us in the event of the realization of certain contingent liabilities in the acquired entities. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence and the seller’s fulfilment of certain conditions precedent. The transaction is expected to close in the fourth quarter of 2004.

     Recognizing that many of the markets in which we operate are complex, in particular as it relates to business, regulatory, political and cultural matters, we occasionally seek experienced local partners to assist in markets where we are likely to encounter operational difficulties. We have been cooperating with local partners in Ukraine to resolve commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine but had not previously finalized negotiations on the compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors approved the sale of a non-controlling interest in Golden Telecom (Ukraine) (“GTU”) to such parties.

     Upon approval of GTI’s Board of Directors, in August 2004 we entered into a compensation arrangement for services provided to assist us in resolving commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine. Our local partners have provided services on a success fee basis. Our Board of Directors approved an arrangement that effectively transferred 20% of the shares in GTU owned by us to the local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, we paid the local partners $0.5 million in cash and granted the local partner an option to purchase 20% of GTU for $0.5 million in cash, in a transaction where the cash and the value of the services were approximately $3.6 million. This transaction closed in the third quarter of 2004, when the performance was completed and the option was exercised and resulted in a charge to operating income of approximately $3.6 million. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity. Fair value of the option approximated the fair value of shares transferred to the local partner due to the short exercise period of the option and was determined using the discounted cash flow valuation method. We continue to believe that Ukraine offers promising investment opportunities but that there are still political and commercial risks associated with operating in Ukraine.

     In July 2004, our Board of Directors adopted a LTIBP for our senior management, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% restricted shares for our officers and 50% restricted shares and 50% cash payments for other qualified employees participating in LTIBP if we meet certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of restricted shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute for our Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. We have recorded $0.7 million compensation expense in the nine months ended September 30, 2004 associated with the LTIBP. We currently anticipate repurchasing from time to time in the open market, a number of our shares equal to the number of our shares that are subject to awards under the LTIBP.

     In the third quarter of 2004, management has determined that we have been inadvertently carrying accruals for estimated taxes, other than income taxes. Management has now concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in 2004.

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

     In October 2003, the FASB concluded that Statement on Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Compensation”, which would require us to measure compensation cost for all share-based payments, including employee stock options, at fair value would be effective for interim or annual periods beginning after June 15, 2005. We are currently estimating the impact of SFAS No. 123R on our results of operations and financial position.

Results of Operations

     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 200 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa. The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in footnote 7 “Segment Information – Line of Business Data” to our consolidated financial statements.

     In accordance with SFAS No. 52, we have determined our functional currency is the US dollar, as the majority of our cash flows are indexed to, or denominated in US dollars. Through December 31, 2002, Russia had been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As we believe our functional currency is the US dollar, this change did not have a material impact on our results of operations or financial position.

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

     The discussion of our results of operations is organized as follows:

•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended September 30, 2004 compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2003

•	Consolidated Results. Consolidated Results of Operations for the Nine Months Ended September 30, 2004 compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2003

•	Consolidated Financial Position. Consolidated Financial Position at September 30, 2004 compared to Consolidated Financial Position at December 31, 2003

Consolidated Results — Consolidated Results of Operations for the Three Months Ended September 30, 2004 Compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2003

Revenue

     Our revenue increased by 70% to $152.8 million for the three months ended September 30, 2004 from $90.1 million for the three months ended September 30, 2003. The increase in revenue was due primarily to the consolidation of 100% of Comincom’s results of operations for the third quarter of 2004 and, with respect to our existing business, an increase in customer base and services provided to existing customers, partially offset by lower prices charged for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30,2003	Ended September 30, 2004
	(in millions)
REVENUE
Business and Corporate Services	$46.7	$84.6
Carrier and Operator Services	32.9	53.4
Consumer Internet Services	7.2	10.9
Mobile Services	3.6	4.2
Eliminations	(0.3)	(0.3)

TOTAL REVENUE	$90.1	$152.8

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 81% to $84.6 million for the three months ended September 30, 2004 from $46.7 million for the three months ended September 30, 2003. We had increases in our Russian traffic revenues due to the addition of approximately 2,080 new corporate customers and new agreements with 28 new multi-tenant business centers and 1 new trade center in the three months ended September 30, 2004 along with actively promoting new services among our client base.

     The acquisition of the 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $22.3 million for the three months ended September 30, 2004.

     Revenue from the Business and Corporate Services division of GTU increased by 64% to $7.7 million for the three months ended September 30, 2004 from $4.7 million for the three months ended September 30, 2003. The increase in revenue was due to an increase in the total intercity minutes and long distance minutes of use by business and corporate clients and an increase in monthly recurring charges corresponding to the increase in the number of lines in service.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 62% to $53.4 million for the three months ended September 30, 2004 from $32.9 million for the three months ended September 30, 2003. We have expanded our operations with existing partners and added a number of new carriers with increased volumes of traffic, especially voice over Internet Protocol (“VoIP”). In addition, we have increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

     As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $5.2 million for the three months ended September 30, 2004.

     Revenue for the Carrier and Operator Services division of GTU increased by 53% to $5.5 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine and to other mobile networks as well as increasing volumes of outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 51% to $10.9 million for the three months ended September 30, 2004 from $7.2 million for the three months ended September 30, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 291,167 at September 30, 2003 to 376,392 at September 30, 2004 and partly offset by the average revenue per Internet subscriber decreasing from approximately $8.13 per month to approximately $7.40 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 17% to $4.2 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003. Active subscribers increased from 36,861 at September 30, 2003 to 55,760 at September 30, 2004 due to an increasing number of prepaid subscribers driven by the overall Ukrainian mobile market growth. The average revenue per active subscriber decreased by 21% to approximately $26.26 per month mainly due to the increase in the share of low-usage prepaid subscribers and due to the adoption of the calling party pays (“CPP”) principle by the Ukrainian parliament in the third quarter of 2003. We are now unable to charge our mobile customers for incoming calls and our average revenue per subscriber decreased accordingly.

Expenses

     The following table shows our principal expenses for the three months ended September 30, 2003 and September 30, 2004:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	September 30, 2003	September 30, 2004
	(in millions)
COST OF REVENUE
Business and Corporate Services	$20.5	$35.6
Carrier and Operator Services	19.1	34.7
Consumer Internet Services	4.9	6.5
Mobile Services	0.7	1.5
Eliminations	(0.3)	(0.3)

TOTAL COST OF REVENUE	44.9	78.0
Selling, general and administrative	15.8	29.5
Depreciation and amortization	11.2	19.5
Equity in earnings of ventures	—	(0.1)
Interest income	(0.3)	(0.2)
Interest expense	0.2	0.2
Foreign currency loss	0.2	0.5
Provision for income taxes	$5.6	$9.0

Cost of Revenue

     Our cost of revenue increased by 74% to $78.0 million for the three months ended September 30, 2004 from $44.9 million for the three months ended September 30, 2003.

     Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 74% to $35.6 million, or 42% of revenue, for the three months ended September 30, 2004 from $20.5 million, or 44% of revenue, for the three months ended September 30, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $8.2 million for the three months ended September 30, 2004.

     Cost of revenue for the Business and Corporate Services division of GTU increased by 81 % to $3.8 million, or 49% of revenue, for the three months ended September 30, 2004 from $2.1 million, or 45% of revenue, for the three months ended September 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin long distance traffic and an increase in network operation costs.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 82% to $34.7 million, or 65% of revenue, for the three months ended September 30, 2004 from $19.1 million, or 58% of revenue, for the three months ended September 30, 2003. The increase in cost of revenue as a percentage of revenue mainly resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers partially offset by operational improvements in terms of efficient use of available network resources. In addition, we had increasing volumes of lower margin VoIP sales.

     As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $3.2 million for the three months ended September 30, 2004.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 80% to $4.5 million, or 82% of revenue, for the three months ended September 30, 2004 from $2.5 million, or 69% of revenue, for the three months ended September 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 33% to $6.5 million, or 60% of revenue, for the three months ended September 30, 2004 from $4.9 million, or 68% of revenue, for the three months ended September 30, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 114% to $1.5 million, or 36% of revenue, for the three months ended September 30, 2004 from $0.7 million, or 19% of revenue, for the three months ended September 30, 2003. The increase in cost of revenue as a percentage of revenue is mainly due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased and is partly offset by the increased higher margin CPP revenue from calls from other operators to our mobile network.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 87% to $29.5 million, or 19% of revenue, for the three months ended September 30, 2004 from $15.8 million, or 18% of revenue, for the three months ended September 30, 2003. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, bad debt expense, rent and other office expenses associated with the operational integration and consolidation of Comincom from December 1, 2003 into our results of operations. In addition, in the three months ended September 30, 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 74% to $19.5 million for the three months ended September 30, 2004 from $11.2 million for the three months ended September 30, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations. As a result of consolidating Comincom, depreciation and amortization increased by $5.2 million for the three months ended September 30, 2004.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures was $0.1 million for the three months ended September 30, 2004 compared to a negligible equity in earnings of ventures for the three months ended September 30, 2003.

Interest Income

     Our interest income decreased to $0.2 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003.

Interest Expense

     Our interest expense for the three months ended September 30, 2004 remained unchanged from the $0.2 million for the three months ended September 30, 2003. Debt, excluding capital lease obligations, at September 30, 2004 was $0.6 million compared to $1.9 million at September 30, 2003.

Foreign Currency Loss

     Our foreign currency loss increased to $0.5 million for the three months ended September 30, 2004, from $0.2 million for the three months ended September 30, 2003. The change is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

     Our charge for income taxes was $9.0 million for the three months ended September 30, 2004 compared to $5.6 million for the three months ended September 30, 2003. Our effective tax rate was 36% for the three months ended September 30, 2004 compared to 31% for the three months ended September 30, 2003 as a result of increases in non-deductible expenses. The increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the three months ended September 30, 2004 as compared to three months ended September 30, 2003.

Net Income and Net Income per Share

     Our net income for the three months ended September 30, 2004 was $16.1 million, compared to a net income of $12.5 million for the three months ended September 30, 2003.

     Our net income per share of common stock remained unchanged from the $0.44 net income per share for the three months ended September 30, 2003. Our number of weighted average shares increased to 36,277,711 in the three months ended September 30, 2004, compared to 28,157,339 in the three months ended September 30, 2003. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis increased to $0.44 for the three months ended September 30, 2004, compared to a net income per common share of $0.43 for the three months ended September 30, 2003. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,551,126 for the three months ended September 30, 2004, compared to 29,072,342 for the three months ended September 30, 2003.

Consolidated Results — Consolidated Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2003

Revenue

     Our revenue increased by 70% to $424.8 million for the nine months ended September 30, 2004 from $249.2 million for the nine months ended September 30, 2003. The increase in revenue was due primarily to the consolidation of 100% of Comincom’s results of operations for the nine months ended September 30, 2004 and, with respect to our existing business, an increase in new customers and services provided to existing customers partially offset by lower prices charged for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2003	2004
	(in millions)
REVENUE
Business and Corporate Services	$129.3	$236.4
Carrier and Operator Services	89.5	143.8
Consumer Internet Services	21.5	33.4
Mobile Services	10.4	11.8
Eliminations	(1.5)	(0.6)

TOTAL REVENUE	$249.2	$424.8

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 83% to $236.4 million for the nine months ended September 30, 2004 from $129.3 million for the nine months ended September 30, 2003. We had increases in our Russian traffic revenues due to the addition of approximately 6,880 new corporate customers and new agreements with of 81 new multi-tenant business centers and 8 trade centers in the nine months ended September 30, 2004 along with actively promoting new services among our client base.

     The acquisition of the 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from Business and Corporate Services increased by $67.3 million for the nine months ended September 30, 2004.

     Revenue from the Business and Corporate Services division of GTU increased by 52% to $20.5 million for the nine months ended September 30, 2004 from $13.5 million for the nine months ended September 30, 2003. The increase in revenue was due to an increase in the total intercity minutes and long distance minutes of use by business and corporate clients and an increase in monthly recurring charges corresponding to the increase in the number of lines in service.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 61% to $143.8 million for the nine months ended September 30, 2004 from $89.5 million for the nine months ended September 30, 2003. We have added a number of new carriers with increased volumes of traffic, especially voice over Internet Protocol (“VoIP”), and increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

     As a result of consolidating Comincom, revenue from Carrier and Operator Services increased by $15.9 million for the nine months ended September 30, 2004.

     Revenue for the Carrier and Operator Services division of GTU increased by 77% to $14.0 million for the nine months ended September 30, 2004 from $7.9 million for the nine months ended September 30, 2003. The increase in revenue was due to increasing volumes of incoming international traffic which we are able to terminate in a number of cities in Ukraine and to other mobile networks, as well as increasing volumes of outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 55% to $33.4 million for the nine months ended September 30, 2004 from $21.5 million for the nine months ended September 30, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 291,167 at September 30, 2003 to 376,392 at September 30, 2004 and partly offset by the average revenue per Internet subscriber decreasing from approximately $8.13 per month to approximately $8.02 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 13% to $11.8 million for the nine months ended September 30, 2004 from $10.4 million for the nine months ended September 30, 2003. Active subscribers increased from 36,861 at September 30, 2003 to 55,760 at September 30, 2004 due to an increasing number of prepaid subscribers driven by the overall Ukrainian mobile market growth. The average revenue per active subscriber decreased by 17% to approximately $27.53 per month mainly due to the increase in the share of low-usage prepaid subscribers and due to the adoption of the CPP principle by the Ukrainian parliament in the third quarter of 2003. We are now unable to charge our mobile customers for incoming calls and our average revenue per subscriber decreased accordingly.

Expenses

     The following table shows our principal expenses for the nine months ended September 30, 2003 and September 30, 2004:

	Consolidated Expenses	Consolidated Expenses
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2004
	(in millions)
COST OF REVENUE
Business and Corporate Services	$56.1	$100.5
Carrier and Operator Services	50.8	92.4
Consumer Internet Services	14.4	19.7
Mobile Services	1.8	4.5
Eliminations	(1.5)	(0.6)

TOTAL COST OF REVENUE	121.6	216.5
Selling, general and administrative	42.6	81.0
Depreciation and amortization	32.1	55.2
Equity in (earnings) of ventures	—	(0.3)
Interest income	(0.9)	(0.8)
Interest expense	1.8	0.5
Foreign currency (gain) loss	—	0.7
Provision for income taxes	$14.6	$23.5

Cost of Revenue

     Our cost of revenue increased by 78% to $216.5 million for the nine months ended September 30, 2004 from $121.6 million for the nine months ended September 30, 2003.

     Business and Corporate Services. Cost of revenue from Business and Corporate Services increased by 79% to $100.5 million, or 43% of revenue, for the nine months ended September 30, 2004 from $56.1 million, or 43% of revenue, for the nine months ended September 30, 2003.

     As a result of consolidating Comincom, cost of revenue from Business and Corporate Services increased by $26.0 million for the nine months ended September 30, 2004.

     Cost of revenue for the Business and Corporate Services division of GTU increased by 66% to $10.3 million, or 50% of revenue, for the nine months ended September 30, 2004 from $6.2 million, or 46% of revenue, for the nine months ended September 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin long distance traffic and an increase in network operation costs.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 82% to $92.4 million, or 64% of revenue, for the nine months ended September 30, 2004 from $50.8 million, or 57% of revenue, for the nine months ended September 30, 2003. The increase in cost of revenue as a percentage of revenue mainly resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers partially offset by operational improvements in terms of efficient use of available network resources. In addition, we had increasing volumes of lower margin VoIP sales.

     As a result of consolidating Comincom, cost of revenue from Carrier and Operator Services increased by $9.7 million for the nine months ended September 30, 2004.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 107% to $11.2 million, or 80% of revenue, for the nine months ended September 30, 2004 from $5.4 million, or 68% of revenue, for the nine months ended September 30, 2003. Cost of revenue increased as a percentage of revenue due to the increased volumes of lower margin international incoming and outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 37% to $19.7 million, or 59% of revenue, for the nine months ended September 30, 2004 from $14.4 million, or 67% of revenue, for the nine months ended September 30, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 150% to $4.5 million, or 38% of revenue, for the nine months ended September 30, 2004 from $1.8 million, or 17% of revenue, for the nine months ended September 30, 2003. The increase in cost of revenue as a percentage of revenue is mainly due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased and is partly offset by the increased higher margin CPP revenue from calls from other operators to our mobile network.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 90% to $81.0 million, or 19% of revenue, for the nine months ended September 30, 2004 from $42.6 million, or 17% of revenue, for the nine months ended September 30, 2003. This increase in selling, general and administrative expenses was mainly due to increases in employee related costs, advertising, bad debt expense, rent and other office expenses and consulting and employee termination costs associated with the operational integration and consolidation of Comincom from December 1, 2003 into our results of operations. In addition, in the nine months ended September 30, 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 72% to $55.2 million for the nine months ended September 30, 2004 from $32.1 million for the nine months ended September 30, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations. As a result of consolidating Comincom, depreciation and amortization increased by $15.4 million for the nine months ended September 30, 2004.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.3 million for the nine months ended September 30, 2004 from a negligible amount for the nine months ended.

Interest Income

     Our interest income decreased to $0.8 million for the nine months ended September 30, 2004 from the $0.9 million for the nine months ended September 30, 2003.

Interest Expense

     Our interest expense was $0.5 million for the nine months ended September 30, 2004 down from $1.8 million for the nine months ended September 30, 2003. Debt, excluding capital lease obligations, at September 30, 2004 was $0.6 million compared to $1.9 million at September 30, 2003. On June 30, 2003, we repaid $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank.

Foreign Currency Gain (Loss)

     Our foreign currency loss was $0.7 million for the nine months ended September 30, 2004, compared to negligible for the nine months ended September 30, 2003. The change in our foreign currency loss is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Provision for Income Taxes

     Our charge for income taxes was $23.5 million for the nine months ended September 30, 2004 compared to $14.6 million for the nine months ended September 30, 2003. Our effective tax rate was 33% for the nine months ended September 30, 2004 compared to 28% for the nine months ended September 30, 2003 as a result of increases in non-deductible expenses. The increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the nine months ended September 30, 2004 as compared to nine months ended September 30, 2003.

Net Income and Net Income per Share

     Our net income for the nine months ended September 30, 2004 was $47.7 million, compared to a net income of $37.2 million for the nine months ended September 30, 2003.

     Our net income per share of common stock decreased to $1.32 for the nine months ended September 30, 2004, compared to a net income per share of $1.35 for the nine months ended September 30, 2003. The decrease in net income per share of common stock was due to the increase in the number of weighted average shares to 36,200,334 in the nine months ended September 30, 2004, compared to 27,569,748 in the nine months ended September 30, 2003 partly offset by an increase in net income for the nine month ended September 30, 2004. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis decreased to $1.30 for the nine months ended September 30, 2004, compared to a net income per common share of $1.32 for the nine months ended September 30, 2003. The decrease in net income per share of common stock on a fully diluted basis was due to the increase in the number of weighted average shares assuming dilution to 36,544,037 for the nine months ended September 30, 2004, compared to 28,251,106 for the nine months ended September 30, 2003 partly offset by an increase in net income for the nine months ended September 30, 2003.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2004 compared to Consolidated Financial Position at December 31, 2003

Accounts Receivable

     Accounts receivable increased from December 31, 2003 to September 30, 2004 as a result of increased revenue during the period ended September 30, 2004 and slower collections from customers.

Intangible Assets

     Our intangible assets increased at September 30, 2004 as compared to December 31, 2003 as a result of our acquisition of ST-HOLDING in February 2004, our acquisition of Balticom Mobile in April 2004, Buzton in May 2004 and the build out of new numbering capacity.

Stockholders’ Equity

     Shareholders’ equity increased from December 31, 2003 to September 30, 2004 as a result of our net income of $47.7 million, cash proceeds of approximately $4.2 million received from the exercise of employee stock options, partially offset by declaring and paying $14.5 million dividends in the nine months ended September 20, 2004.

     In addition, we transferred 20% of the ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner in August 2004. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity.

     In the third quarter of 2004, management determined that we have been inadvertently carrying accruals for estimated taxes, other than income taxes. Management has now concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented.

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

Liquidity and Capital Resources

     Our cash and cash equivalents was $61.3 million and $65.2 million as of September 30, 2004 and December 31, 2003, respectively. Our total restricted cash was $1.0 million as of September 30, 2004 and December 31, 2003. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the nine months ended September 30, 2004, we had net cash inflows of $109.8 million from our operating activities. During the nine months ended September 30, 2003, we had net cash inflows of $63.1 million from our operating activities. This increase in net cash inflows from operating activities at September 30, 2004 is mainly due to the increase of net income as a result of increased revenues, and the consolidation of Comincom into our results of operations and financial position from December 1, 2003.

     During the nine months ended September 30, 2004, we received approximately $406.7 million in cash from our customers for services and we paid approximately $274.3 million to suppliers and employees. During the nine months ended September 30, 2003, we received approximately $231.7 million in cash from our customers for services and we paid approximately $156.5 million to suppliers and employees.

     We used cash of $100.2 million and $55.7 million for investing activities for the nine months ended September 30, 2004 and September 30, 2003, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $86.1 million for the nine months ended September 30, 2004. The majority of network investing activities related to construction of last mile access, intercity fiber project and network upgrades as a result of increased customer connections. Network investing activities totaled $42.8 million for the nine months ended September 30, 2003. We used cash of $15.0 million for the nine months ended September 30, 2004 for our acquisition which include ST-HOLDING, Buzton, Uralrelcom, and Balticom Mobile.

     For the nine months ended September 30, 2004, we received $4.2 million net proceeds from the exercise of employee stock options and for the nine months ended September 30, 2003, we received $20.3 million net proceeds from the exercise of employee stock options.

     In February 2004, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 18, 2004. We paid the total amount payable of approximately $7.2 million to shareholders on March 29, 2004. In May 2004, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of June 14, 2004. We paid the total amount payable of approximately $7.2 million to shareholders on June 28, 2004. In November 2004, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of November 12, 2004. We will pay the total amount payable of approximately $7.3 million to shareholders on November 22, 2004.

     We had working capital of $89.3 million as of September 30, 2004 and $90.3 million as of December 31, 2003. At September 30, 2004, we had total debt, excluding capital lease obligations, of approximately $0.6 million, of which $0.4 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash.

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

     In the ordinary course of business, we have entered into long-term agreements for satellite transponder capacity. In the nine months ended September 30, 2004, we entered into approximately $41.3 million of satellite transponder capacity agreements generally with terms of 10 years.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of September 30, 2004 for all of these facilities totaled $1.2 million, of which $0.2 million was funded to our consolidated subsidiaries and $1.0 million was funded to our non-consolidated entities.

     In the future, we may execute especially large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, additional borrowings with or without collateralization, through the divestment of non-core assets, to suspend or cease dividend payments, or a combination of the foregoing. In case especially large or numerous acquisitions do not materialize, we expect our cash flow from operations to be sufficient to fund our expected requirements, including our capital expenditure requirements. However, the actual amount and timing of our future cash requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated investments, revenue, operating costs and network expansion plans, timing of acquisitions, and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial additional cash to continue to develop our networks and meet the funding requirements of our operations and ventures. To the extent our current sources are not sufficient to meet these requirements, we may raise additional funds through a dilutive equity issuance, additional borrowings with or without collateralization, the divestment of non-core assets, the suspension or cessation of dividend payments or a combination of the foregoing.

     We may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations. We are currently in negotiations with a financial institution to secure a credit facility of $40.0 million to fund, in principle part, our acquisition of Hudson Telecom, Inc. Such facility is likely to contain restrictive covenants that will limit the flexibility of our operations.

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

     As of September 30, 2004, we had the following contractual obligations, including short- and long-term debt arrangements, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period
	(in thousands)

		Less	1 – 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Short- and long-term debt	$625	$425	$200	$—	$—
Capital lease obligations	4,866	2,675	2,191	—	—
Non-cancelable lease obligations	11,085	1,666	6,491	2,707	221
Purchase obligations	81,443	23,152	24,088	15,626	18,577

Total contractual cash obligations	$98,019	$27,918	$32,970	$18,333	$18,798

Special Note Regarding Forward Looking Statements

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) the impact of critical accounting policies and estimates; (ii) future acquisitions and capital expenditures; (iii) projected traffic volumes and other growth indicators; (iv) anticipated revenues and expenses; (v) the Company’s competitive environment; (vi) the future performance of consolidated and equity method investments; (vii) our intention to offer our services under the Golden Telecom brand; (viii) our intentions to expand our fiber optic capacity and add transmission capacity; (ix) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (x) the allocation of indirect numbering capacity from Ukrtelecom; (xi) the impact of critical accounting policies and estimates; (xii) our relationship with our local partners in Ukraine may not develop as we anticipate and that benefits of such relationship may not materialize; (xiii) the possibility that we may not be able to come to terms with the owners of our potential acquisition in Rostov-on-Don; and (xiv) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law “On Telecommunications”, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN TELECOM, INC.
(Registrant)

	By:	/s/ BRIAN RICH

	Name:	Brian Rich
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ MICHAEL D. WILSON

	Name:	Michael D. Wilson
	Title:	Corporate Controller (Principal Accounting Officer)

Date: November 5, 2004

EXHIBIT INDEX

Designation	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002