Form 10-K
period 2004-12-31
GOLDEN TELECOM INC
filed 2005-03-14
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-27423

GOLDEN TELECOM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0391303
(State of incorporation)	(I.R.S. Employer Identification Nos.)

REPRESENTATION OFFICE GOLDEN TELESERVICES, INC.
1 KOZHEVNICHESKY PROEZD
MOSCOW, RUSSIA 115114
(Address of principal executive offices)

(011-7-501) 797-9300
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $ 0.01 per share

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value Golden Telecom, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $183,227,679 based upon the closing price on the Nasdaq National Market as of such date.

     On March 8, 2005, there were outstanding approximately 36,324,490 shares of Common Stock of Golden Telecom, Inc.

ITEM OF FORM 10-K	DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10-14	Portions of the Registrant’s proxy statement for the 2005 annual meeting of shareholders to be held in May 2005.

GOLDEN TELECOM, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Samara, Kaliningrad, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 220 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.

     We organize our operations into four business segments, as follows:

•	BUSINESS AND CORPORATE SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based networks, we provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine.

     Additionally, we hold a minority interest in MCT Corp. (“MCT”), which in turn has ownership interests in 13 mobile operations located throughout Russia and in Uzbekistan, Tajikistan and Afghanistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

BUSINESS SECTION OVERVIEW

     The following subsections within the Business section describe our business strategy, our current position in the markets in which we operate, our corporate history and development, our customer base, and a detailed review of our service groups by operating segments. Additionally, we describe our licenses and our network facilities. Finally, we provide a summary of the principal environments in which we operate, the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.

BUSINESS STRATEGY

     Our objective is to be the leading facilities-based alternative voice, data and Internet services company in Russia and key markets in the CIS. To achieve this objective, we intend to:

•	Increase Market Share by Offering Bundled Data and Voice Services Over an Integrated Network

          Corporate customers increasingly demand integrated telecommunications solutions from “one-stop” providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic and international long distance, data, Internet access and services via turn-key solutions.

•	Extend Our Leading Position in High Growth Data and Internet Markets

          We plan to build on our position as a leading provider of data and Internet communication services in Russia and other countries of the CIS by increasing the number of network access points in our network to facilitate the growing volume demand for data and Internet communications.

•	Reduce Operating Costs and Satisfy Capacity Needs through Network Planning and Optimization

          Our network strategy includes building and owning our local exchange and customer access networks. We have entered into long-term lease agreements for long-distance and international fiber optic cable systems to provide our regional and global connectivity, supplementing these leased land-based channels with satellite circuits for redundancy and remote connectivity. We intend to selectively invest in and to incrementally expand the fiber optic capacity along our heavy traffic and high cost intercity routes to reduce our unit transmission costs and ensure sufficient capacity to meet the growing volume demand for data and Internet services. Wherever possible, we target customers and sell products which enable us to fully utilize existing fixed cost network infrastructure.

•	Focus Operating Activities and Capital Investments in Major Metropolitan Areas

          We plan to make capital investments primarily in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Samara, and Kaliningrad and other major population centers in the CIS, where demand for our services is most heavily concentrated. We also intend to expand our operations in regional cities with sufficiently strong local economies that we believe the potential exists to grow businesses that complement our current operations.

•	Pursue Consolidation Opportunities

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

OUR POSITION IN THE RUSSIAN AND CIS MARKETS

     We believe that we are well positioned to maintain and consolidate our strong presence in the Russian and CIS telecommunications markets for the following reasons:

•	our early market entry and local market experience;

•	our focus on service, quality and reliability;

•	our strong infrastructure position in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Samara, Kaliningrad, Almaty, and Tashkent;

•	our extensive customer base;

•	our extensive range of integrated voice, data and Internet data telecommunications services;

•	our diverse and influential shareholder base; and

•	our strong balance sheet position.

CORPORATE HISTORY AND DEVELOPMENT

     Golden Telecom, Inc, initially a majority owned subsidiary of Global TeleSystems, Inc. (“GTS”), was incorporated in Delaware in June 1999 in preparation for our initial public offering (“IPO”) which took place in September 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. and was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States (“US”) in 1986, international long distance services in 1992, local access to its networks in 1994 and cellular services in 1995. At the time of our IPO, GTS contributed substantially all of the assets that constituted Golden Telecom, Inc.

     In September 2002, we purchased 50% of EDN Sovintel (“Sovintel”) that we did not own from OAO Rostelecom (“Rostelecom”), the Russian national long distance carrier. As a result of this purchase, we now own 100% of Sovintel. In April 2003, we merged the operations of TeleRoss, our wholly-owned subsidiary, into Sovintel.

     In August 2003, we acquired 100% of OOO Sibchallenge Telecom (“Sibchallenge”), the leading alternative wireline operator in Krasnoyarsk, Russia. Sibchallenge owns 100% of ZAO Tel (“Tel”), an Internet service provider, also based in Krasnoyarsk.

     In December 2003, we acquired 100% of OAO Comincom (“Comincom”), and its wholly-owned subsidiary, OAO Combellga (“Combellga”), from Nye Telenor East Invest AS (“Telenor”). As part of this transaction, we issued shares to Telenor representing 19.5% of our shares outstanding after the acquisition. As of December 1, 2004, all assets, liabilities, rights and obligations of Comincom, and including Combellga, were transferred to Sovintel as pursuant to a merger of these three wholly-owned subsidiaries.

     In February 2004, we completed the acquisition of 100% of ST-HOLDING s.r.o., a Czech company that owns 50% plus one share in ZAO Samara Telecom (“Samara Telecom”), a telecommunications service provider in Samara, Russia, from ZAO SMARTS and individual owners.

     In April 2004, we completed the acquisition of 100% of the common shares in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom (“WestBalt”), an alternative telecommunications operator in Kaliningrad, Russia.

     In April 2004, we completed the acquisition of the remaining 49% ownership interest that we did not own in OOO Uralrelcom (“Uralrelcom”).

     In May 2004, we completed the acquisition of 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan.

     The following table summarizes the four segments through which we currently conduct our operations:

SEGMENTS	SUBSIDIARIES
BUSINESS AND CORPORATE SERVICES:
BCS division in Russia	Sovintel, Agency for Business Communications
(“ADS”), Sibchallenge, Samara Telecom,
WestBalt
BCS division in Ukraine	Golden Telecom (Ukraine)
CARRIER AND OPERATOR SERVICES:
Carrier and Operator Services division in Russia	Sovintel, ADS, Sibchallenge, Samara
Telecom, WestBalt
Carrier and Operator Services division in Ukraine	Golden Telecom (Ukraine)
CONSUMER INTERNET SERVICES:
Consumer Internet Services division	Sovintel, ADS, Tel
MOBILE SERVICES:
Golden Telecom GSM in Kiev and Odessa, Ukraine	Golden Telecom (Ukraine)

CUSTOMER BASE

     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 11% of our consolidated revenues for the year ended December 31, 2004. Our largest customer, Vimpelcom, together with its affiliate KB Impulse, accounted for approximately 5% of our consolidated revenues for the year ended December 31, 2004. No other customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2004.

     Our principal customer segments are:

     Corporate Network Customers. Corporate network customers are typically large multinational, Russian or Ukrainian companies which require the full range of voice, data and Internet services in several cities across Russia, Ukraine and other countries of the CIS. While pricing is always a factor, this segment places more value on network coverage, reliability as defined by service level agreements, and the ability to design, install and maintain local area networks (“LAN”) and wide area networks (“WAN”). These customers are willing to make longer-term commitments to integrated “one-stop” providers in exchange for higher levels of service.

     Corporate End-Users. Corporate end-users are foreign and Russian enterprises with centralized operations, either in Moscow, Kiev or in the regions. These corporate end-users also require a full range of voice, data and Internet services, but are more likely to purchase distinct services from separate suppliers based on price. We attempt to acquire business from corporate customers by providing superior technology and service levels at competitive pricing.

     Small and Medium Enterprises (“SME”). We define small and medium enterprises as those business customers that require a full range of voice, data and Internet services and generally have monthly billings of less than $2,000.

     Fixed-Line Operators. Fixed-line operators are other telecommunications providers, including other overlay operators operating in Moscow, alternative regional fixed-line operators and local operators, which we refer to as the local telcos. Price is the primary factor in their purchase decision, and although long-term contracts are rare, traffic volumes can be large. Voice telephony is a commodity for customers in this segment.

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

PRICING

     Generally, our customers make payments to us in the appropriate local currency, however the majority of our tariffs are denominated in United States dollars (“USD”) and are indexed to the USD for settlement purposes. Also, the majority of our operating costs are denominated in USD, but settled in the appropriate local currency.

OUR SERVICE GROUPS

     This section provides a detailed review of our business on a segment basis and by operating division. We provide additional information on the services and customers, marketing and pricing, and competition within each division.

     BUSINESS AND CORPORATE SERVICES (“BCS”):

BCS DIVISION IN RUSSIA

     We operate a number of competitive local exchange carriers (“CLECs”) that own and operate a fully-digital overlay network in a number of major Russian cities. The majority of our services are provided through our wholly-owned Moscow-based subsidiary: Sovintel. As of December 1, 2004, all assets, liabilities, rights and obligations of Comincom and Combellga, were transferred to Sovintel pursuant to a merger of these three wholly-owned subsidiaries. As a result of this merger, Sovintel services over 256,000 telephone numbers for business customers. Through Sovintel, we are an integrated provider of the largest range of telecommunication services available on the Russian market, including network access and hardware and software solutions including installation, configuration and maintenance. Our geographical coverage includes all major population centers in Russia including Moscow, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Samara, and Kaliningrad.

     The BCS division of ADS has constructed network infrastructure to support 27,600 city telephone numbers in Nizhny Novgorod. The BCS division of Sibchallenge has constructed network infrastructure to support 42,500 city telephone numbers in Krasnoyarsk. The BCS division of WestBalt has constructed network infrastructure to support 29,100 city telephone numbers in Kaliningrad.

Services and Customers

     Local Access Services. Local access services are provided to business customers through the connection of the customers’ premises to our fiber network, which interconnects to the local public switched telephone network (“PSTN”) in Moscow, St. Petersburg, Nizhny Novgorod, Khabarovsk, Ufa, Vladivostok, Novosibirsk, Irkutsk, Kaliningrad, Ekaterinburg, Voronezh, Krasnodar, and Krasnoyarsk.

     International and Domestic Long Distance Services. Outgoing international voice services to business customers are provided through our international gateways, which transmits international traffic through dedicated channels leased from Rostelecom, the incumbent long distance operator. When an international call is placed to our customer which has been assigned a number acquired from and serviced by an independent local exchange provider, the calling party currently has the option of dialing through either the public city code (095) in Moscow or via our exclusive non-geographical area codes (501, 502 and 478). We have developed and maintained a telecommunication network which utilizes non-geographical numbering and allows transmission of long distance traffic. We expect due to regulatory considerations, however, that non-geographical area codes will be discontinued and customers will be migrated to public city codes in the coming years.

     In December 2003, we met with the Ministry of Communications to discuss the use of non-geographical numbering on fixed telecommunication networks. As a result of this meeting, we and the Ministry agreed to continue researching the possibility of developing an experimental zone, with Sovintel as a participant, in which we would route our customers’ long distance traffic through our own network and route long distance traffic of interconnected operators to Rostelecom’s network. We have agreed to utilize Rostelecom’s technical facilities for our international traffic with the right to have our own direct interconnection agreements and settlements with foreign operators for such traffic.

     Domestic long distance services are primarily provided through our intercity transmission network, leased capacity between major Russian cities, and through interconnection with Rostelecom’s network. We provide switched voice services to regional customers through local city switches connected to earth stations and intercity fiber optic lines. When a customer in one of these regions makes a domestic long distance or an international call, it is typically transmitted first to our Moscow hub by fiber or satellite transmission facilities. The call is then connected to the customer’s destination through a terrestrial line, through the Rostelecom network, or, for international calls, through our international gateway. We offer very small aperture terminal (“VSAT”) satellite services to customers located in remote areas that cannot be physically connected through terrestrial cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. Our satellite transmission facilities connect these customers directly to our Moscow-based hub through a VSAT antenna installed at the customer’s location.

     Dedicated Internet and Data Services. We provide our business customers with dedicated access to the Internet through our access and backbone networks. We also offer traditional and high-speed data communications services, using frame relay, X.25, asynchronous transfer mode and Internet Protocol (“IP”) technologies, to business customers who require WAN to link computer networks in geographically dispersed offices. We also provide private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for both voice and data applications.

     Integrated Voice and Data Services. The markets where we operate are experiencing a continuing significant trend toward routing voice traffic over the Internet using IP technology, known as “Voice over IP” or “VoIP”. We are a leading provider of this service. In addition to using data networking services for typical LAN to LAN interconnections, many customers will also route their voice traffic over our frame relay data network to reduce overall telecommunications expenses. Voice over frame relay involves “packetizing” voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be “de-packetized” at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas. This type of integrated communication solution is also offered by Integrated Services Digital Network (“ISDN”) products where basic services include telephony, fax, data transmission, Internet access and video conferencing.

     Value-Added Services. We offer an increasing range of value-added services such as dedicated hosting, co-location and IP, or IP-based Virtual Private Networks (“VPNs”) and we intend to increase the number of value-added services we offer to include other Internet-related products and services. Our Managed Data Center, which consists of a total area of 600 square meters, continues to be the leading hosting center in Russia and provides services to news agencies, and financial and entertainment services providers. We enjoy strong sales synergies between our Managed Data Center products and our IP transit sales efforts. We offer a variety of information services addressing the needs of financial markets including access to S.W.I.F.T., Reuters, Bloomberg and to the Moscow Inter-bank Currency Exchange, or MICEX. We also have a Moscow-based Call Center that has a leading position in providing telemarketing, actualization and Hot Line services for business clients. We offer fixed mobile convergence services in conjunction with Vimpelcom to corporate clients that wish to use their mobile phone as an extension of their private branch exchange (“PBX”).

     Equipment Sales. As part of our integrated service offering, we sell equipment manufactured by Nortel Networks, Cisco Systems, Alcatel, Siemens, Avaya, Motorola and Ericsson. As part of our turnkey solutions, we also offer the installation, configuration and maintenance of Nortel Meridian One products, Norstar key systems, Mercator PBXs and the Passport lines of data equipment. This close customer contact assists us in the marketing of additional services and enhances customer retention.

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

Marketing and Pricing

     In Sovintel, sales to customers are made through a direct sales force consisting of approximately 125 account managers in Moscow. Each of these account managers targets specific customer groups and industry segments, and is supported by specialists in technical sales support, marketing, customer service and end-user training. Each account manager is allocated to one of four geographical areas within Moscow for sales to all potential customers within this area.

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

     We price our services at a premium to those offered by the incumbent local operator and competitively with other alternative service providers within the market. We offer volume discounts to customers for exceeding certain defined revenue thresholds. Although we publish standard tariffs, generally we are not required to obtain regulatory approval to change tariffs. While pricing competition remains a factor, especially for voice services, many corporate data networking customers place more value on network coverage, reliability and our ability to design, install and maintain LANs and WANs. These customers often require integrated solutions, including connections to offices located in different cities. Depending on the cities involved, there may be few operators that can provide these services, and accordingly, there may be less pricing pressure.

Competition

     We compete principally on the basis of price, time to installation, network quality, geographical network reach, customer service and range of services offered. While we have a leading position in this market, we face significant competition from other service providers, including:

•	the AFK Sistema Telecom group of companies, including alternative operators such as Comstar, MTU-Inform, Telmos and Golden Line, for all services provided to corporate customers within Moscow;

•	Moscow City Telephone Network, the incumbent operator, currently majority owned by Sistema Telecom, for services provided to the SME market in Moscow;

•	Equant, currently owned by Equant France, for corporate data networking services across Russia;

•	TransTelecom, currently owned by the Government of the Russian Federation, for corporate data networking services across Russia;

•	Peterstar, an affiliate of Telecominvest, a subsidiary of Metromedia International Group, Inc., for services provided in St. Petersburg;

•	Petersburg Telephone Network, the incumbent local operator in St. Petersburg, for services provided in St. Petersburg; and

•	Regional subsidiaries of Electrosvyaz, a holding group with majority government ownership, for services within Russian regional cities. For ADS the main competitor is the Electrosvyaz subsidiary, Volga Telecom, while for Sibchallenge the main competitor is the Electrosvyaz subsidiary, Ural Svyaz-Inform.

BCS DIVISION IN UKRAINE

     The BCS division of Golden Telecom (Ukraine) (“GTU”), our largely Kiev-based CLEC, has constructed and owns a 575 kilometer fiber optic network, including 285 kilometers in Kiev, that is interconnected to the local public telephone network in Kiev, to other major metropolitan areas in Ukraine, and to our international gateway. Data and Internet access services are provided in 89 regional access points in 33 metropolitan cities in Ukraine using leased terrestrial capacity from Ukrtelecom, an incumbent operator, and from some alternative providers.

     Since the opening of our mobile service operation in Odessa in 2001, we have expanded our local access service offerings into Odessa, targeting business clients. In the third quarter of 2002, GTU started to offer local access and pre-paid voice over IP services in Dnepropetrovsk. Further following our regional development strategy, in the second quarter of 2003 we started to offer local access, voice over IP and dial-up Internet services in Lviv, and in the second quarter of 2004 we launched the same service offering in Zaporizhya. During 2005 and 2006, we plan to launch our operations in additional major metropolitan areas in Ukraine.

     In the second quarter of 2003, GTU constructed a Metropolitan Area Network (“MAN”) in Kiev providing a new range of services, including broadband access to Internet and VPN service. In the fourth quarter of 2004, GTU deployed a MAN in Odessa. In the first quarter of 2004, GTU launched a Soft Switch class 4/5 in Kiev providing interconnect with international operators via public Internet and the possibility to offer new services such as VoIP VPN and IP Phone.

     During 2004, in order to expand market penetration in areas of presence in Ukraine and to increase utilization of technical infrastructure, GTU began to provide telecommunications services to residential customers. Due to the lack of modern, high quality, and customer oriented telecommunications services available in Ukraine, we are able to competitively price our services and at the same time offer high quality telecommunications services through an experienced and professional customer service staff. As of December 31, 2004, more than 1,000 residential customers have purchased GTU’s BCS services. We plan to increase the number of residential customers significantly during 2005.

     As of December 31, 2004, the BCS division of GTU serviced 26,700 telephone lines for business and residential customers and connected more than 4,800 dedicated Internet ports.

Services and Customers

     Local Access Services. Local access services are provided to business customers through the connection of the customers’ premises to GTU’s fiber network, which interconnects to the local PSTN in Kiev, Odessa, Dnepropetrovsk, Lviv and Zaporizhya.

     International and Domestic Long Distance Services. GTU provides outgoing international voice services to business customers through its international gateway, transmitting traffic to international operators using least-cost routing. Domestic long distance services are primarily provided through our own intercity transmission network, leased capacity between major Ukrainian cities, and through interconnection with Utel and Ukrtelecom’s network.

     Dedicated Internet and Data Services. GTU provides a private line service, VPN services, an integrated voice and data ISDN connection, frame relay, X.25, broadband digital subscriber line (“xDSL”), and dedicated Internet services. GTU’s main focus in 2004 was the development of broadband access to MAN and xDSL services, required by customers with high-volume data traffic needs.

     Voice over Data Services. GTU is a leading provider of voice over data services in Ukraine. Our pre-paid cards and our VoIP products introduced under the brand “Allo!” kept a market leading position with more than a 50% market share in Kiev, providing an alternative international calling solution for corporate and mass market customers. Although this service has proved to be popular in the Ukrainian market and continues to offer growth opportunities in other metropolitan cities in Ukraine, the growth of VoIP-service market has been hampered due to the introduction of State regulated prices in 2002.

     Information Services. GTU provides financial and banking services to companies such as S.W.I.F.T. and Western Union, access to processing centers, news services to companies such as Reuters, as well as conduits to airline reservation systems in Ukraine. We have been chosen as one of two exclusive last mile providers for Reuter’s services in Ukraine. Our data center provides server co-location and hosting services for news agencies, and financial and entertainment services providers.

     Call Center Services. With the launching of Call Center services at the end of 2002, GTU captured the leading position in providing telemarketing, actualization and Hot Line services for business clients in Kiev.

     Residential Telecommunications Services. In 2004, GTU developed unified telephone and Internet broadband access services for residential customers. GTU is planning for further development of residential telecommunications services and is in process of implementing required structural changes that will allow us to serve this market segment in the most effective way.

     The customers for this division primarily consist of corporate network customers, corporate end-users, SME’s and high-end residential customers. Pre-paid VoIP and dial-up Internet services are also provided as a mass market offering.

Marketing and Pricing

     While emphasizing the quality and reliability of its services, GTU positions itself as a price competitive service provider to businesses. Sales to our customers are made through our direct sales force and through various alternative distribution channels. Our sales organization is divided into Corporate, SME and Indirect sectors and consists of 25 account managers in Kiev and 14 in the regions of Ukraine, 6 indirect sales managers in Kiev and 7 in the regions. Alternative distribution channels are primarily built through agent networks comprising information technology system integrators, telecom and computer equipment distributors, IP and mobile services retail dealers, as well as through cooperation contracts with business centers. Mass-market service offerings are mainly conducted indirectly through alternative distribution channels.

     GTU is a fast growing local access and Internet service provider for businesses in Ukraine both in terms of market share and sales revenues due to highly competitive offers for bundles of voice and Internet services. In order to stimulate higher growth we follow an aggressive pricing policy for corporate end-users, particularly in the regions outside Kiev. Additionally, an increase in market share in data services is expected through the continued sale of international private line connections, international frame relay connections, and national corporate networks based on IP technologies.

Competition

     In Kiev, in the market of voice services to business end-users we compete with Ukrtelecom, the incumbent operator, Utel, and a number of other CLECs including, Optima, Citius and Farlep. We believe that because of our early market entry and our ability to provide integrated voice, data and Internet services, we have a leading position in the high-end segments of the corporate market.

     In other major metropolitan cities in Ukraine, we compete with several other CLECs, the most significant being Optima, Velton, Farlep, and CSS (Odessa). We are entering regional markets based on our advantage of integrated voice, data and Internet offerings and providing high quality services to business clients.

     Provision of Internet and data services is not licensed in Ukraine. As a result there is a high level of competition on the market with more than 400 Internet Servie Providers (“ISPs”) in Ukraine, although some consolidation through acquisitions has been observed on the market over the last year. The main competitors in the corporate market for corporate data are Infocom, a majority state-owned operator, Datacom, a data and integration services provider, and Ukrtelecom. We seek to be competitive in the corporate networks market by providing excellent geographical coverage, high quality circuits and professional service. We defend our competitiveness in the Internet market by focusing on a strategy to provide the best value and quality Internet services for business.

     CARRIER AND OPERATOR SERVICES:

CARRIER AND OPERATOR SERVICES IN RUSSIA

     The Carrier and Operator Services division of Golden Telecom provides voice and data transmission services to other telecommunications operators, both wireline and wireless.

     For international telecommunications voice operators, we are an alternative to the incumbent for the completion of calls terminating in Russia and the CIS. For domestic telecommunications voice operators, in addition to providing termination for Russian and CIS destinations, we also offer international call termination as well as providing telephone numbers (subscriber ports). In addition, we offer VoIP and data services, including numbering capacity and IP-centric solutions. Due to the geographic reach of our network and our high volume of traffic, we have a lower cost basis than many of our competitors and can therefore resell any excess termination capacity. During 2004, Russia experienced a rapid expansion of the mobile networks into the lesser developed parts of northern Russia and Siberia. To capitalize on this expansion brought on by the mobile operators, we completed several projects with Vimpelcom, MTS and Megafon in which we provide satellite based network extension into several locations in Siberia, Sakhalin and the northern areas of Russia. We expect this expansion to continue throughout 2005 during which time it is expected that cellular operators will further implement their expansion plans throughout the remaining areas of Russia. Additionally, for the wireless operators and smaller voice providers, we provide telephone numbers that they use in selling their services to their end-users.

     Our voice network infrastructure is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges, allowing us to deliver traffic within the local public network. In addition, our network infrastructure is now integrated into the main public city networks operated by the incumbent in St. Petersburg, Nizhny Novgorod, Samara and Krasnoyarsk. Our network also interconnects directly with other fixed-line and cellular operators in Moscow and with Rostelecom. We have constructed the infrastructure necessary to support 150,000 ports, each corresponding to a unique telephone number. In 2004, we signed new agreements with MGTS which provide us with a further 2,000 Moscow numbers and approximately 4,000 access lines. This numbering capacity and access lines will become fully operational in the first quarter of 2005 and will carry additional voice and dial-up IP traffic generated by new corporate customers and smaller carriers. In addition, in 2004 we entered into an interconnect agreement with DalSvyaz, the incumbent operator in the Russian far east and completed a network upgrade in Khabarovsk to provide 10,000 numbers, which will become operational in the first quarter of 2005. In Krasnoyarsk, we commissioned another 100,000 local numbers in 2004, of which 10,000 were already sold to local cellular providers.

     For international data networking operators, we provide data connectivity across Russia and the CIS. We have constructed a data network covering more than 200 cities across Russia and the CIS, primarily to serve our Russia-based corporate customers, representing growth of 25% over 2003, when we operated in only 160 cities. Through network interconnect agreements with global data network operators, we also sell data networking services to customers outside Russia and the CIS. We interconnect with these global providers at access points in Stockholm, or London or Frankfurt.

     Our data network infrastructure consists of terrestrial and satellite transmission capacity that we either lease or have purchased via indefeasible rights of use (“IRU”). We currently have IRUs for a STM-16 between Moscow and Stockholm, a STM-4 between Stockholm and London, and 45 Mb/s between Moscow and 9 cities in Russia. Our remaining terrestrial capacity is leased. For satellite transmission, we entered into long-term agreements with Intelsat and Intersputnik for capacity covering Russia and the CIS. For IP capacity, we have nine STM-1 ports, four of which are from UUNET and five of which are from Cable & Wireless.

     The Carrier and Operator Services division also provides domestic and international IP transit services to ISPs in Russia and the CIS. Smaller ISPs can connect to our IP backbone and then use our network to access the global Internet or Russia-based Internet.

Services and Customers

     Voice Services: The Carrier and Operator Services division offers two types of voice services to its customers; call completion or termination services and the provision of telephone numbers. For international operators, which include traditional incumbents such as British Telecom as well as VoIP operators, we provide call completion to the PSTNs located in Russia and the CIS. We typically interconnect with these operators in London, Stockholm, or Frankfurt or through the public Internet and they send us their traffic which is destined for Russia and the CIS. International outbound switched voice traffic is routed by destination based on either anticipated return traffic from the foreign operator through non-geographical area codes, or through least-cost routing. We attempt to direct international traffic through particular foreign operators so as to balance our settlements paid to and received from foreign operators. Thereafter, we direct all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships to the lowest cost route.

     Domestic operators in Russia and the CIS, including Russian wireless companies such as Vimpelcom, also use us for call completion to the PSTNs located in Russia and the CIS. They also send us international traffic that we then pass onto the PSTN of international operators. Additionally, we provide telephone-numbering capacity to Russian wireless operators who may purchase large blocks of telephone numbers that they then provide to their end-users.

     During 2003, we started to provide equipment sales, installation and maintenance services to cellular operators. This hardware is usually a PBX with call center capabilities but it has also included LAN and WAN equipment. It is our strategic intent to move beyond simply providing call completion into higher value-added solutions such LAN and WAN solutions to cellular operators. During 2004, we started to provide satellite communication links to Russian cellular operators. This solution is for hard-to-reach regions in Russia, such as Siberia and the Russian far east, and allows cellular operators to grow in these markets which still have a low cellular penetration rate.

     The customers for our voice services include international operators such as MCI, AT&T, British Telecom, Cable & Wireless, TeleDenmark, TeliaSonera, T-Systems, Telenor, Telecom Italia Sparkle, iBasis, and Teleglobe; domestic cellular operators such as Vimpelcom, MTS, and Megafon; and domestic wireline operators such as Comstar United Telesystems, Macomnet, and PeterStar.

     Data Services: The Carrier and Operator Services division also offers two types of data services to its customers: data networking services such as frame relay, synchronous digital hierarchy capacity and IP virtual private network (“IP VPN”), and IP transit ports. In addition to providing the underlying circuit capacity, the provisioning of both types of service also includes the installation and maintenance of customer premises equipment (“CPE”) such as routers, multiplexers and frame relay access devices.

     During 2004, we began offering the following new solutions to Carrier and Operator customers and Corporate clients through our wholesale partnerships which include:

•	Access to our Metropolitan Ethernet Network which offers high-capacity data services, including access to our IP backbone at speeds ranging from 2Mbit/s to STM-1 and Gigabit Ethernet circuits;

•	Through our partnership with AT&T, we began offering our banking customers access to a new IP VPN based SWIFT platform. This application not only enriches our portfolio and strengthens our partnership with AT&T, a leading global player, but also gives us better access to the banking community in Russia and CIS;

•	In addition, we started offering domestic and international IP VPN services. These are based on our own MultiProtocol Label Switching (“MPLS”) platform and take advantage of our international MPLS interconnects with partners in the United States (“US”) and Western Europe.

     Global data network operators sell worldwide data network services to their multinational clients. Typically, these data network operators have constructed extensive networks in the US, Western Europe and Asia Pacific but have little, if any, infrastructure in Russia and the CIS. In order to sell a turnkey solution to their customers, they need partners to reach the areas where they do not have their own infrastructure. Through a network interconnect agreement with us, these global operators are able to provide their clients connectivity to over 220 cities in Russia and the CIS where we have infrastructure. These global operators market and re-sell our network as if it were their own network. Such cooperation includes a joint project with British Telecom for the construction of Visa International’s access network in Russia and CIS. This now allows Visa International member banks, over 45 banks in Russia and 25 banks in the CIS, to access Visa International bank processing centers.

     Due to our large consumer and corporate customer base for Internet access services, we require very high IP transit capacity from global providers such as MCI, UUNET, and Cable & Wireless. This capacity requirement allows us to obtain very favorable pricing from the global providers and, in turn, we can offer Russian and CIS based ISPs an attractive pricing and quality combination for the resale of IP services.

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

     Voice call completion or termination services are priced per minute according to destination. There is an increasing trend towards a single price for all destinations in Russia although the typical pricing has separate rates for Moscow and St. Petersburg and then a single rate for all other cities in Russia. Prices for CIS countries will usually follow a similar pattern; the major cities have separate rates and then the rest of the country is priced at the same rate. The CIS countries have much smaller traffic volumes but the prices and margins are much higher for these destinations than they are for Russian destinations. We are actively expanding the geographic reach of our network in order to capture these high revenue, high margin destinations.

     Pricing for data networking services is comprised of a number of elements: a monthly fee for the international bandwidth capacity provided, a monthly fee for the access port, a monthly fee for the last mile connection between our network and the customer location and a monthly maintenance fee for any CPE that we manage for the end-user. Additionally, there are one-time installation fees for all of the elements listed above. Customers have the option to purchase the CPE and provide their own maintenance, however, customers usually prefer a turnkey solution where we manage all elements and are therefore responsible for all service quality issues.

     Pricing for IP transit services sold to ISPs is either in the form of a flat monthly fee for an IP port or based on the amount of traffic consumed by the ISP. Typically, the larger ISPs will opt for a flat monthly fee for a large port connection to Golden Telecom while the smaller ISPs prefer to pay per megabyte of IP traffic that is sent to their network from our network.

Competition

     For voice services, our main competitors are Rostelecom and Comstar United Telesystems, part of the AFK Sistema group of companies.

     For data networking services, our main competitors are Equant and TransTelecom. Equant’s data network in Russia is similar to our network but their CIS coverage is not as extensive. Therefore, for networks that include Russia and the CIS, we have a competitive advantage. Equant’s global presence does, however, give it access to a wider corporate customer base than ours but this advantage is offset, we believe, by the reluctance of Equant’s global competitors such as MCI, British Telecom, Cable & Wireless, Infonet and AT&T to use Equant locally to serve their customers. In effect, we have access to the corporate clients of MCI, British Telecom, Cable & Wireless, Infonet and AT&T that require connectivity to Russia and the CIS.

     For IP services, our main domestic competitor is TransTelecom. A number of international IP transit providers such as Cable & Wireless and TeliaSonera are also actively selling global IP transit services in Russia. In 2002, we entered into a peering agreement with two other Tier 1 Russian ISPs. According to the terms of this agreement, all Russian ISPs requiring access to these networks will have to pay traffic charges whereas previously all peering was free. As a result, we have been able to earn additional revenue from our infrastructure investments in Russia while improving our competitive position via other IP access providers.

CARRIER AND OPERATOR SERVICES IN UKRAINE

Services and Customers

     The Carrier and Operator Services division in Ukraine operates leased international and domestic long distance networks and is a provider of local access, international and intercity long distance services in major Ukrainian cities where our switching equipment is located. The network is comprised of our gateway international switching center (“EWSD”) in Kiev, leased international and intercity fiber optic channels, and regional voice and data switches. For local carriers we provide access to highly reliable and advanced telecommunication services, WAN and broadband Internet in 27 access points. We provide Internet access services to more than 20 ISPs in Ukraine. National frame relay service is provided to major telecommunication operators and data carriers such as Velton, Teleport SV and Relcom. The telecommunications company SITA is the major consumer for our private line services. International connectivity outside the country is provided through reciprocal cooperation agreements with international operators such as Cable & Wireless, Telecom Austria and Elisa (former Finnet International) as well as through Utel international networks.

     International and Domestic Long Distance Services. Through our gateway switch in Kiev, we terminate incoming traffic for foreign operators destined for our customers in Kiev, Odessa, Lviv, Dnepropetrovsk, Zaporizhya and most other major metropolitan areas in Ukraine. Our incoming international traffic is also terminated into other operator networks, with whom we have entered into settlement agreements. These other operators are national cellular operator networks like Ukrainian Mobile Communications (“UMC”) and Kyivstar, private local exchange operators directly interconnected to our network and networks belonging to Ukrtelecom, the incumbent operator in Ukraine. In 2003, we signed amendments to the settlement agreement with Ukrtelecom allowing incoming international traffic termination to Ukrainian PSTNs via Ukrtelecom’s network. In 2004, we also signed a new agreement with Utel for incoming international traffic termination to Ukrainian PSTNs. Outgoing international traffic is routed through our international gateway to international operators using least-cost routing.

     We also offer domestic long distance services throughout Ukraine through interconnection with Utel, Ukrtelecom, and through our own leased channels between major Ukrainian cities. We hold an intercity operator’s license allowing us to offer domestic long distance services directly and are interconnected in major Ukrainian metropolitan areas to facilitate this offering. In September 2003, we signed amendments to settlement agreements with Ukrainian fixed-line and mobile operators introducing the calling party pays (“CPP”) settlement principle imposed by the changes in the Ukrainian telecommunication law. These agreements remained in force in 2004 as well as the CPP settlement principle.

     The customers for this division primarily consist of international operators, national fixed-line and cellular operators. Our main international partners are Cable & Wireless, Elisa, and Telecom Austria. Cable & Wireless route a major part of our outgoing and incoming international voice and data traffic.

     The fixed-line operators include overlay and wireless local loop operators in Kiev and other major cities of Ukraine, alternative regional fixed-line operators and local operators. Among them Velton Teleport SV and Telesystems are the major fixed-line operators in Ukraine purchasing our international telecommunication, long distance, and voice services.

     A significant portion of our carrier revenue is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of services are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including UMC and Kyivstar, received international communications license. Nevertheless, UMC, one of our largest customers, continued sending a large volume of outgoing international traffic through our network. Also, cellular operators have an increasing demand for some value added services like our “800” service.

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

     Despite high termination costs to the PSTN imposed by Ukrtelecom in 2003, we successively worked with international carriers to increase volumes of incoming international traffic terminated in Ukraine through our network. We plan to expand our international network through new international interconnection with major telecommunication carriers in Europe, the US and the Middle East. Also, we utilize VoIP technology to route more international traffic through our network.

     In February 2003, the Ukrainian Parliament overrode the President’s veto and adopted an amendment to the Ukrainian communication law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Simultaneously, state regulated tariffs for calls from the PSTN to mobile networks were introduced allowing operators to receive and share revenue from calls to mobile networks. To implement CPP settlements, we amended our agreements with Ukrtelecom, Utel, other fixed-line carriers and Ukrainian cellular operators establishing agreed access rates for the calls between fixed-line and mobile networks. These changes became effective in October 2003 and enable us to receive a settlement when a fixed line party calls a mobile telephone as well as to receive a portion of revenue when we route calls from mobile to fixed-line networks.

     As a carrier for other ISPs, we offer an attractive pricing structure and, therefore, we expect to retain our significant market share in this segment. We expect to strengthen our positions in the regions of Ukraine due to close cooperation with Ukrtelecom and Ucomline in these areas. In data services, an increase in market share is expected through the continued sale of international private line connections, international frame relay connections, and provisioning of last mile services in major cities of Ukraine.

Competition

     In Ukraine, the carrier market is dominated by Utel, with Kyivstar, Ucomline, Velton and Optima becoming more competitive. Moreover, in 2004 several Ukrainian cellular operators received international and intercity communications licenses providing them the possibility to route their traffic themselves and to compete with fixed line operators on this market. In response to these conditions we are seeking to increase our share of this market by further development of relationships with existing carrier clients by providing them with Internet, data and value added services, and by interconnecting emerging CLECs. Also, we plan to expand our network and interconnections within Ukraine to reduce the termination cost of international incoming traffic coming to Ukraine from international carriers.

CONSUMER INTERNET SERVICES

Services and Customers

     Dial-up Internet Services. We offer dial-up Internet services to consumer markets in Russia, Ukraine, Kazakhstan, and Uzbekistan. As of December 31, 2004, we had a subscriber base in excess of 413,000 active subscribers. We provide these services under multiple brands, the most notable being ROL which is the flagship of our dial-up services. As early as 1995, ROL, which at that time was known as Russia Online, was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. Since that time, it has evolved as the only nationwide dial-up ISP in Russia. With over 60 locations, including the major markets of Moscow, St. Petersburg, Kiev, Almaty, and Tashkent we are also the largest ISP in the CIS.

     In addition, we provide Russian language content based Internet portals covering many topics including entertainment, education, computer-gaming and communications specifically for the Russian mass-market. We market the portals under the ROL brand and utilize the portal as a marketing channel for both our existing and future customers. Furthermore, we offer advertising space on our portals along with integrated web services to a variety of customers who require online marketing.

     The consumer dial-up Internet access service has seen decreased utilization rates over the last year as subscribers have decreased the average number of hours spent online from approximately 25 hours to approximately 23 hours per month. This is due to the further penetration of the market by competitors. However, as entry level customers continue to become exposed to the Internet, we expect their usage levels to increase. Growth in our consumer dial-up access business during 2004 was driven by organic growth throughout the covered area. We continued our expansion in the regional areas of Russia as well as in other CIS countries and pursued our strategy of consolidating our brands into our flagship brand, ROL. We plan on continuing these strategies throughout the coming year.

     Asymmetric digital subscriber line (“ADSL”) Services. Customers receive local access to our dial-up services throughout the covered areas through capacity acquired through long term local interconnection agreements. Internet backbone and long haul traffic is then provided over our domestic and international long distance infrastructure. Currently, ROL has access to multiple gigabit Ethernet fiber optic connections to the domestic networks as well as the equivalent of an STM-4 international connection. ADSL services are offered to customers in Moscow, St. Petersburg and Nizhny Novgorod.

     Customers of our ADSL services are provisioned through long-term agreements with last mile providers. Although we saw dramatic growth and interest from new customers for this service, the market is still in its infancy in Russia. In general, we are following a strategy of providing ADSL services to our existing customers who need “on-demand-all-the-time” connections.

Marketing and Pricing

     Our dial-up services are offered mostly through prepaid tariff plans. Almost all sales of ROL prepaid tariff plans are made possible through the sale of scratch cards which are distributed through an extensive network of retail outlets in our coverage area. As of December 31, 2004, the ROL distribution network consisted of over 13,000 points of sale (“POS”) throughout our covered area. The multi-tiered distribution channels and the number of POSs have grown substantially during 2004. This growth is in part related to the establishment of the ROL brand during 2002 and our marketing efforts to further establish brand awareness in our primary markets. Furthermore, in regional areas a great deal of emphasis was placed on expansion of our distribution channel to increase availability of our services.

     Tariff plans are offered as Internet access packages with either hourly based pricing policies or as bulk hour purchases. For prepaid services, customers can purchase scratch cards from a POS or may pay directly through the banking system. For postpaid schemes, which account for less than three percent of sales, customers are invoiced on a monthly basis for hourly usage. Prepaid tariff schemes provide the customer with lower hourly charges than with postpaid tariffs.

     During 2004, the distribution network and POS were extensively used in our marketing plans. We are continuing these efforts as they provide a “closest point” of connection to our customers. Programs to improve our distribution network will continue as our distribution network provides us with our closest point of connection to our customers. These marketing efforts will be further enhanced by our existing customer support network which provides continuous support for end-users and business hour support for distribution customers. Local access support numbers are provided to customers that connect them directly to our coverage area support center located in Moscow. These calls are carried over our voice network.

     Web advertising and integrated web services are marketed and sold either directly or through an agency contract. Although the advertising market is still in its infancy, online marketing schemes for our own services which are connected to our content based portals will enable us to take advantage of sales growth in the advertising market when it occurs. The ROL portals are the fourth most visited web portals in Russia and the most visited content based portals.

Competition

     Our dial-up services have localized competition mainly from small businesses with limited regional coverage. In major markets, such as Moscow and St. Petersburg, we compete with MTU-Intel and Web Plus, both of which are affiliated with the incumbent city telephone companies.

     MOBILE SERVICES:

GOLDEN TELECOM GSM

     We operate a cellular network using GSM-1800 cellular technology in Kiev and Odessa, Ukraine, where our network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM began cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to the overall decline in our mobile revenues. In 2002, we reassessed alternative strategies for our mobile operations, and refocused our mobile operations as an additional service offered to high-end mass market and business customers. In 2004, we became more active in the prepaid market.

     Amendments to the Ukrainian Communications Law that entered into effect on September 19, 2003, prohibited all telecommunications operators from charging their end-user customers for incoming calls — the so called CPP principle. State regulated tariffs for calls from the PSTN to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls to mobile networks. To effect CPP settlements on our network, we entered into an interim agreement with Ukrtelecom that assigns a national destination code numbering plan to our mobile customers and reallocates our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as releases direct city numbering capacity for future sale to CLEC customers. Introduction of the national destination code cancelled former numbering plan limitations and made possible further development of our prepaid subscriber base.

Services and Customers

     Mobile Services. We provide two types of mobile services to our clients: a basic service for clients who utilize prepaid calling cards and an expanded service for subscription clients, including international roaming with 100 operators in 56 countries, and value-added services such as voicemail, call forwarding, conferencing, MMS and a broad range of short message service, or SMS and voice information services.

     Our customers consist of a broad spectrum of private and corporate users. Our customer base changed in 2004 due to the rapid growth of prepaid service users. As of December 2004, prepaid subscribers constituted more than half of our subscriber base. The remaining subscriber base is represented primarily by the high-end mass market and business customer segments.

Marketing and Pricing

     Our network has the widest frequency bandwidth allocated to any cellular operator in Kiev, allowing us to deploy a high quality network throughout the city and thus market ourself as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, we focus on providing a flexible and competitive tariff structure in two target markets.

     We position our subscription service as a high-quality service to private and business users, providing clients with flexible tariff plans and a variety of value-added services. During 2004, we continued two pricing schemes from the previous year, one offering an unlimited number of local calls for a relatively high monthly subscription fee, the other offering a price per minute for local calls depending upon the total volume of calls. We have also introduced two new pricing schemes: one with the common tariff for all outgoing calls, and one with unlimited traffic free-of-charge within a closed corporate group. This strategy allowed us to maintain our contract subscriber base and to utilize existing network resources more efficiently.

     Our marketing strategy for pre-paid services is based on providing competitive tariffs for mass-market users with low traffic volumes, which has resulted in a significant increase of the number of prepaid subscribers during 2004. In March 2004, we introduced new international tariffs for prepaid subscribers which has contributed in further increasing our subscriber base growth.

     Our sales force in Kiev is represented only by direct sales representatives, while in Odessa we utilize both direct sales and an alternative retail dealers’ network. Our strategy is focused on maintaining our existing high-end customer base with a gradual increase in the number of customers for more efficient utilization of our network and frequency capacity.

Competition

     The Ukrainian cellular market is highly competitive. UMC, wholly owned by MTS, Kyivstar, owned by Telenor and an affiliated company of Alfa Group, and Ukraine Radio Systems (“URS”) all operate GSM-900 networks. UMC and Kyivstar offer nationwide coverage within Ukraine and have deployed GSM-1800 services in major metropolitan cities. UMC also operates a NMT-450 network throughout Ukraine. URS has already launched its services in the 23 largest Ukrainian cities. DCC, owned by Turkcell, also announced an aggressive plan to become the third largest national GSM operator. By the end of 2004, the Ukrainian mobile market reached 13.7 million subscribers with UMC and Kyivstar together holding around 99% of the market.

     In 2004, we achieved an annual 43% growth in subscriber base to more than 57,000 customers with average revenue per user of more than $27 per month. During the same period, our minutes of use per active subscriber decreased by 16% due to significant growth of prepaid subscriber base.

     This completes our discussion of our operating divisions. Please refer to note 14 — “Segment Information” of the Audited Financial Statements contained within this document, for the quantitative disclosures for revenues by line of business.

ACCESS TO PUBLIC FILINGS

     Golden Telecom, Inc. provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on Golden Telecom, Inc.’s website at the following address: http://www.goldentelecom.com. These documents may also be found at the SEC’s website at http://www.sec.gov.

EMPLOYEES

     On December 31, 2004, we and our consolidated subsidiaries employed a total of 3,395 full-time employees and our ventures, excluding MCT, employed 31 full-time employees. On December 31, 2003, we and our consolidated subsidiaries employed a total of 3,004 full-time employees and our ventures, excluding MCT, employed 134 full-time employees. Included in the number of full-time employees were 12 and 11 expatriates as of December 31, 2004 and 2003, respectively.

     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

OUR LICENSES AND NETWORK FACILITIES

SIGNIFICANT LICENSES

     Our subsidiaries and ventures hold the following licenses in Russia and Ukraine, which are important to their operations. Renewal applications will be applied for all licenses expiring in 2005.

Switched Voice Services. In Russia, we hold several licenses for switched services. Sovintel holds five such licenses. One license was issued to Sovintel by the Ministry of Communications and authorizes Sovintel to provide local, intra-zonal, intercity and international telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on March 17, 2008. Another license authorizes the provision of the same services in different regions and expires on July 20, 2005. On October 4, 2002, a five-year license was issued to Sovintel for provision of local and intercity services in 34 regions. This license allows our networks in these regions to interconnect with the local public network. Two other licenses authorize the provision of the same services in other Russian regions and expire on February 15, 2006 and October 4, 2006. On August 2, 1996, ADS was issued a ten-year license to provide local and intra-zonal telephone services in Nizhny Novgorod and 16 other cities in the Nizhegorod Region. WestBalt holds a license to provide local, intercity and international telephone services in the Kaliningrad Region, which expires on March 25, 2005. Also, Sibchallenge holds a five-year license to provide local, intra-zonal and intercity telephone services in the Krasnoyarsk Region, Moscow, St. Petersburg and some other cities. This license expires on April 27, 2005.

     In addition to the foregoing licenses that are important to our operations in Russia, on March 5, 2005, Sovintel submitted applications to the Ministry of Communications for new licenses to provide domestic long distance telecommunications service and international long distance telecommunications services. These licenses were submitted in compliance with new Rules for International and Domestic Long Distance issued by the Ministry of Communications. The prerequisites for obtaining the required new licenses are numerous and will require us to make significant capital investments in the Russian regions during 2005 and 2006 that are, however, consistent with our long-term objective to maintain our position as a leading provider of telecommunications and Internet services across Russia and the CIS.

     In Kiev, Ukraine, we hold four licenses for provision of overlay network services, including local, domestic long distance and international long distance services, in the name of GTU. One license authorizes the provision of intercity telephone services to all regions of Ukraine and international telephone services in several regions of Ukraine, including Kiev and Odessa. It expires on December 31, 2013. Another license authorizes the provision of local telephone services in several cities, including Kiev and Odessa. This license expires on December 31, 2007. Two more licenses authorize the provision of intercity and local telephone services in several Ukrainian cities. These licenses expire on January 28, 2014 and January 28, 2009, respectively. Another license for Wi-Fi technology within Kiev region expires on December 3, 2009.

Leased Circuits. Sovintel holds seven licenses to lease local, intercity and international circuits in a number of regions of Russia, including Moscow and St. Petersburg which expire on April 15, 2005, July 20, 2005, February 15, 2006, three on July 5, 2006, and October 4, 2006, respectively. ADS holds a five-year license to lease circuits in the Nizhegorod Region. This license expires on September 8, 2005. Sibchallenge-Telecom was issued a license to lease circuits in the Krasnoyarsk Region. This license expires on May 22, 2008. Tel holds a license to lease circuits in a few regions including the Republic of Khakasia, which expires October 24, 2007. On September 8, 2000, ADS was issued a five-year license to lease circuits in the Nizhegorod Region. On May 29, 1999, Samara Telecom was granted a five-year license to lease circuits on the territory of the Samara Region. It was extended until April 29, 2005.

Data Services. Seven licenses to provide data transmission services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through April 15, 2005, July 20, 2005, February 15, 2006, October 4, 2006, August 18, 2008, and two through October 4, 2007, respectively. PTK was granted a five-year data transmission license for Moscow and the Moscow region. This license expires on May 18, 2006. ADS holds a license to provide data transmission services in the Nizhegorod Region. This license expires on November 8, 2006. Sibchallenge a five-year license to provide data transmission services in the Krasnoyarsk Region. This license expires on June 20, 2008. Samara Telecom was issued a license to provide data transmission services in the Samara Region, which was extended until April 29, 2005. On October 18, 2001, WestBalt was issued a five-year license to provide data transmission services in the Kaliningrad Region.

Local Access Services. PTK was issued a license to provide local telephone services to 10,000 subscriber local access lines in Moscow. This license expires on November 10, 2010. Sibchallenge was issued a ten-year license to provide local telephone services using radio-access facilities in the Krasnoyarsk Region. This license expires on December 19, 2007. On July 19, 1996, Samara Telecom was granted a ten-year license to provide local telephone services in the Samara Region.

Telematics Services. Seven licenses to provide telematic services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through April 15, 2005, July 20, 2005, October 4, 2007, February 15, 2006, October 4, 2006, October 4, 2007 and August 18, 2008, respectively. Cityline holds a five-year license to provide telematics services in Moscow and St. Petersburg. This license expires September 19, 2008. PTK was granted a five-year license to provide telematics services for subscribers in Moscow and the Moscow region. This license expires on March 15, 2006. On July 10, 2003 Sibchallenge was granted a five-year license to provide telematic services in the Krasnoyarsk Region. ADS was issued a five-year license to provide telematics services in the Nizhegorod Region. This license expires on November 8, 2006. This license expires on April, 26, 2006. WestBalt holds a five-year license to provide telematic services in the Kaliningrad Region. This license expires on August 1, 2007. Samara Telecom holds a license to provide telematic services in the Samara Region, which was extended until April 29, 2005. Uralrelcom holds a license to provide telematic services in the Sverdlovsk Region, which was extended until June 27, 2005.

Mobile Services. GTU holds an operating license for mobile services in Kiev and the Kiev region, which expires on December 31, 2007. The associated frequency licenses expire on July 31, 2013 and July 7, 2014. In addition, GTU received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until January 28, 2009, as well as a frequency license for Odessa and the Odessa region valid until January 19, 2010. GTU also holds a relay license for Kiev and the Kiev region, which expired on January 25, 2005 and for the Odessa region, which expires on August 2, 2015. We have submitted a renewal application for the relay license in Kiev and the Kiev regions, however, license renewals appear to be delayed due to governmental reorganization following the election of President Yuschenko.

     As a result of merger of Combellga and Comincom to Sovintel, all of Combellga’s and Comincom’s telecommunication licenses must be re-issued to Sovintel. Sovintel has filed the required applications to the appropriate state authority and continues providing services under the said licenses. Rossvyaznadzor has confirmed that Sovintel, pending receipt of the new licenses, may continue to provide the services previously covered under the licenses issued to Combellga and Comincom.

NETWORK FACILITIES

     Our telecommunication networks reflect the licensing regime adopted by the industry regulators in relevant countries and consist of technologically advanced systems designed for businesses and consumers.

     We own the essential network elements of the network, including switching technology and transmission technology, and either own or lease the network transport elements as well as access to our customers. We also own the necessary support systems to operate our network, serve our customers and charge for our services.

Metropolitan Area Networks

     In Moscow, Kiev, Odessa, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Vladivostok, Khabarovsk, Voronezh and Samara we operate MANs. In each of these locations, we own or lease local access lines and PBXs, local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone. Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and the Moscow City Public Telephone Network (“MGTS”). The Moscow MAN includes the following facilities:

     Voice Services. We have access lines supporting more than 200,000 local access numbers in the “095” area code which is a terrestrial code for the Moscow region. Our network connects approximately 3,000 buildings to more than 1,100 PBXs. Our PBXs are typically located on customer premises to distribute advanced telephony services in those premises to the end-users. Our PBXs function as switches that permit users to receive incoming calls, to dial any other telephones on the premises that are connected to the PBX, to access a line leading to another PBX or to access an outside line to the public switched telephone network. Sovintel has constructed approximately 4,200 kilometers of fiber in Moscow.

     Sovintel’s network consists of 20 hub PBXs connected to the fiber optic network, complemented by the EWSD local and tandem switches, Nokia DX-200, and three Nortel DMS switches. These hub PBXs act as traffic aggregators for Sovintel’s 900 PBXs located in customer premises. Sovintel’s network is connected to major office buildings, hotels, business centers, and factories and is co-located with 82 central offices of MGTS. In 45 MGTS central offices Sovintel has access to copper wire facilities. The copper wire facilities are used when a customer’s requirements do not justify the immediate investment in fiber optic facilities.

     To service the needs of SME and small office/home office customers, Sovintel operates two solutions in Moscow: (1) a synchronous digital subscriber line (“SDSL”) solution over the copper wire of the MGTS network and (2) a Wireless Local Loop (“WLL”) solution based on AirLoop equipment of Lucent Technologies and WalkAir equipment of Siemens. The SDSL technology provides a customer with up to 4 telephone lines and a dedicated link to the Internet with 2Mbps downstream speed. We have approximately 3,500 SDSL contracts in Moscow and over 500 contracts in St. Petersburg. We also have more than 4,000 ADSL customers in Moscow. Sovintel’s WLL access network covers over 80% of corporate customers’ locations in Moscow. Sovintel has begun installation of SDSL and ADSL solutions in other cities of Russia, including Vladivostok, Voronezh and Volgograd.

Data and IP services. Sovintel provides local access for its data service offering in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks where our data customers are not otherwise on our network. The steady growth of our MAN has reduced the need for such outsourcing to less than 20%. We operate 10 STM-1s in Stockholm to provide international IP connectivity.

St. Petersburg’s Networks. Sovintel’s St. Petersburg networks consist of a EWSD switch, an Alcatel S12 switch and hub PBXs interconnected to the St. Petersburg PSTN through the St. Petersburg City Telephone Network, with capacity for 12,000 local numbers and approximately 280 PBXs that are installed on customer premises and within business centers. We have constructed approximately 1,000 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network. This is complemented by our data, telephony and IP network with STM-16 capacity on our international cable system. We also use 8 STM-1s as leased capacity.

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

Regional Local Networks. We offer combined voice and data services with access to the local PSTN in 15 different major metropolitan areas in Russia. Depending on the region, we have 400-3,000 local lines in service, for a total combined capacity of more than 15,000 lines. Last mile access to the customers is usually provided through leased copper or fiber optic lines. Additionally, our 2001 acquisition of ADS in Nizhny Novgorod provided us with approximately 30,000 access lines in service making us the second largest operator in this region. Our acquisition of Sibchallenge in 2003 provided us with 200,000 telephone numbers allocation in the city of Krasnoyarsk. With the acquisition of Samara Telecom in February 2004, we have added another 100,000 telephone numbers in service. WestBalt added 100,000 allocated telephone numbers in Kaliningrad.

Dial-up Internet Local Access Network. Sovintel also employs dial-up Internet access servers using more than 17,000 dial-up modem lines in 60 cities in Russia and the CIS, allowing our customers Internet access through a local call. This dial-up roaming service is also available in over 80 countries through the international data-roaming entity, GRIC Dial. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and outside Russia, call a local access number and access the Internet. This service may further expand with the development of our network.

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

International Networks

     Sovintel provides international switched voice, data and IP services in Russia using leased transmission capacity that they obtain from Rostelecom and Transtelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, GTU leases capacity from Ukrtelecom for domestic segments and from international operators for international segments. We operate three international gateway switches. Two switches, Sovintel’s Nortel DMS 300 and Alcatel S12, are located in Moscow, and the other international gateway switch, GTU’s Siemens EWSD, is located in Kiev.

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

     Additionally, we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm from TeliaSonera and its subsidiary companies. The capacity on the TeliaSonera fiber optic network was acquired on February 7, 2000, through a 10-year lease agreement with an option to renew for 5 years. Initially the equivalent of an STM-1 (155 Mbps) was activated in March 2000 and the capacity was incrementally upgraded to STM-4 (622 Mbps) in August 2000 and to STM-16 (2.4 Gbps) in the first quarter of 2001. We also leased 4 STM-1s in 2004 and 4 STM-1s to date in 2005 to cope with growing traffic requirements.

Domestic Long Distance Networks

     Sovintel has developed a land and satellite-based regional network to provide domestic long distance and data services in Russia. Our land-based domestic long distance network consists primarily of fiber optic capacity leased from Rostelecom and Transtelecom. We use this land-based network primarily to serve our regional voice, data and Internet businesses. This network together with our satellite-based network currently accesses more than 160 different access points across Russia and in certain other large cities in the CIS.

     We have also started construction of our own intercity fiber optic link in cooperation with a mobile operator to decrease our reliance on leased capacity. We expect that this intercity fiber optic link will be operational in the second half of 2005. To date, this intercity fiber optic link has been completed from Moscow to Noginsk, with other segments under construction.

     Sovintel also has capacity on satellite transponders (90 MHz in C-band and 72 MHz in Ku-band) from Intelsat. The coverage area of these satellites, or “footprint,” includes the full territory of Russia and other countries of the CIS. Using these leased satellite transponders, Sovintel serves 14 Regional Earth Stations (“RESs”) and more than 90 VSAT stations across Russia and the CIS. A VSAT is a relatively small satellite antenna, typically 2.4 to 4 meters in diameter, used primarily for satellite-based point-to-point applications. These RESs and VSATs interconnect with our central hub in Moscow and with local facilities in the areas where the RESs and VSATs are located. Starting in 2004, we began to use capacity of Intersputnik, starting from 36MHz and gradually increasing up to 72MHz in line with growing demand. Sovintel’s central hub in Moscow interconnects with the Moscow-based international, domestic long distance and local facilities of Sovintel. We also operate the network based on Eutelsat and Express space segments both in Ku-band operating DAMA network. We also operate Express capacity in C-band. Within these networks, we serve approximately 100 VSAT stations in Russia.

     Sovintel developed land-based technology in parallel with a satellite network for a number of reasons, including the following:

•	Fiber transmission is more suitable for data applications than satellite transmission because of fewer transmission delays;

•	VSAT technology is expensive for customers with limited capacity requirements; and

•	There is no “public data network,” so we need to establish land-based points of presence in each location where customers require data services.

     We are implementing a strategy to integrate our land-based and satellite networks and to integrate the different technologies integral to each, thereby developing a single, multi-purpose network. The technologies required to carry voice over packet networks, such as voice over frame relay, voice over IP and voice over asynchronous transfer mode, have become available and allow for such network integration. This integration may benefit us in different ways. The integration:

•	Creates the possibility to carry voice “on net” between multiple locations. This application was not possible with a satellite-only network because the time delays in consecutive satellite “hops” are impractical for efficient communications at multiple locations;

•	Creates the possibility to terminate traffic in significantly more access points. Access points established originally for data services may be extended to carry voice over an interface to a local voice operator, allowing us to extend our service offering to other operators;

•	Improves network resilience both for voice and data networks through the optimal combination of land-based fiber and satellite transport capacity; and

•	Enables us to operate an integrated network over which we could offer voice, data and Internet services.

     We have already upgraded more than 30 points of presence to carry packet switched voice, and we also intend to upgrade other points of presence to provide this capability.

THE ENVIRONMENT IN WHICH WE OPERATE

     To facilitate a more complete understanding of our business and our operations, this section provides an overview of some of the key features of the markets where we operate and derive substantially all of our revenue. These overviews focus on our two largest markets, Russia and Ukraine and include:

•	An overview of the telecommunications markets;

•	An overview of the political and economic environment; and

•	An overview of the legal, tax and regulatory regimes.

OVERVIEW OF TELECOMMUNICATIONS’ MARKETS IN RUSSIA AND UKRAINE

     The Telecommunications’ Market in Russia. Prior to the early 1990s, the public telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Ministry of Communications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 incumbent regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local telcos provide local exchange services for customers within their regions, but since February 2003 they are obligated to provide access to the international and domestic long distance services. In the incumbent network domestic long distance calls to and from areas outside the local telcos’ service area, as well as international calls, are switched through Rostelecom, which interconnects with the local telcos to complete domestic long distance calls and with foreign carriers to complete international calls.

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

     Although it remains subject to certain restrictions, significant progress in privatization of the telecommunications industry in Russia has occurred. At present, virtually all the former state telecommunications enterprises have been privatized and, subject to restrictions, shares of the newly formed joint stock companies have been sold to the public. Also, a significant number of private operators provide a wide variety of telecommunications services pursuant to licenses issued by the Ministry of Communications.

     In September 1995, the Russian government established Svyazinvest as a holding company for the state’s telecommunications assets. Svyazinvest now holds the Russian government’s equity interests in all the incumbent local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. In 2000, the government announced a plan to restructure and consolidate Svyazinvest’s holdings and in 2002 the reorganization was completed by merging all regional incumbent operators into 7 large interregional companies. On February 2, 2005, the Russian Minister of Communications announced that the remaining 75% minus one share of Svyazinvest, including Rostelecom, will be privatized in 2005 or 2006. Svyazinvest currently owns controlling voting interests in all 7 interregional companies and Rostelecom and owns substantial equity interests in four other local telcos, including MGTS.

     On June 7, 2003, President Putin signed a new Law on Telecommunications (the “New Law”) which came into effect on January 1, 2004. The New Law clarifies areas in the telecommunications law which were poorly defined, such as interconnect and licensing arrangements, however, most of the supporting regulations for the New Law have not been passed and many key regulations exist in draft form only.

     The New Law introduces the concept of the Universal Service Fund (the “USF”). All telecommunications companies are expected to contribute to the USF which is designed to support the development of telecommunications infrastructure which is deemed to be economically unviable but socially necessary. It is expected that the amount of the universal service charge paid to the USF will not exceed 3% of certain revenues of a telecommunications company. It is expected that the first payments to the USF will be made in 2005, however, the Ministry of Communications has not indicated the exact date for such implementation, due to the lack of supporting regulations to be issued by the Russian government.

     Under the New Law, interconnect regulation becomes, in theory, more transparent. The New Law states that any telecommunications operator which has a significant presence in a given market must provide interconnect arrangements to all operators. This section of the New Law is designed to eliminate the discrimination which is experienced by telecommunications operators when attempting to interconnect with regional incumbents.

     In February 2005, we received notice from Vimpelcom, our largest customer, that it is diverting a volume of traffic away from us pursuant to the telephone traffic routing provisions of the New Law and the General Scheme for operation of the Russian GSM Network promulgated by the Ministry of Communications. At this point, we are in discussions with Vimpelcom and regulatory agencies and cannot accurately predict what will be the impact of this new issue on our operations going forward. Since January 1, 2005, we have lost approximately $0.2 million in revenue due to Vimpelcom’s action.

     The New Law, as drafted, should make the licensing process more transparent. Under the New Law, licenses will be issued with frequencies attached to them and frequencies are to be sold through specially organized tenders and auctions. If the frequencies are available, licenses must be issued within thirty days of the application.

     The Telecommunications Market in Ukraine. The evolution of the telecommunications sector in Ukraine is similar to that in Russia. Over the last number of years, both incumbent and alternative CLEC operators in Ukraine completed modernization of their networks in Kiev and in some other large Ukrainian cities and became more active in service development. Outside Kiev and other large cities, the infrastructure is still outdated and the industry is generally inefficient and provides low-quality services. Many tariffs are still set by the state as a result of political considerations although the levels of such tariffs are now approximating those expected by the telecommunications market.

     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the state monopoly, was considered crucial for raising funds for the state in 2004, several changes in priorities and political positioning have resulted in further delay. The Ukrainian government, appointed in 2005, has indicated that it does not plan to sell any part of Ukrtelecom in 2005. To date, only about 7% of the monopoly carrier has been privatized to employees and managers.

     Since August 2004, the Ministry of Transport and Communications was the regulatory body that oversaw the Ukrainian telecommunications industry. The Ministry was responsible for licensing, and setting tariff regulations. As of January 2005, National Commission of Communications Regulation received the above mentioned functions. Tariffs for local calls and calls between and within regions are set at levels below those which would prevail in a deregulated market. Inter-operator tariffs, however, are often set at levels which challenge the ability of competing operators to effectively position themselves against the monopoly operator.

     Ukrtelecom, the Ukrainian incumbent public operator, is the main provider of telecommunications services in the country. Utel, a branch of Ukrtelecom since 2004, is the dominant national and long distance operator. Ukrtelecom is a joint stock company owned 93% by the State Property Fund with 31 branches, 27 of which represent the company in each region of Ukraine. Ukrtelecom holds national transmission networks, along with broadcasting, research and satellite assets. Ukrtelecom also owns shares in five other Ukrainian telecommunication companies.

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

OVERVIEW OF THE POLITICAL AND ECONOMIC ENVIRONMENTS IN RUSSIA AND UKRAINE

     Russia’s Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and a judicial branch, which is still underdeveloped. Boris Yeltsin was elected to a second term as President in July 1996 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000. On March 14, 2004, Vladimir Putin was elected to a second presidential term.

     As a result of the frequent changes of government in Russia and the other countries of the CIS, government policies are subject to rapid and potentially radical change. High levels of corruption exist among government officials and among commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President

Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions. Effective January 1, 2005, gubernatorial elections were abolished in favor of a system under which regional governors will be nominated by the President and then approved by local legislatures. The regional governors’ authority has also been increased. These policies appear to be leading to a reassertion of federal power in the regions but corruption on the local and federal levels remains problematic.

     Russia’s Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble’s value declined substantially below the 9.50 rubles per USD floor set on that date, but in the last year has settled in the range of 27 to 28 rubles per USD, with the rate being 27.87 rubles per USD on January 1, 2005. The value of the ruble against the USD increased 6.1% in 2004. World oil prices have contributed to the recent strength of the ruble as the Russian Central Bank reported hard currency reserves of over $124.5 billion, as of January 1, 2005. According to government figures, inflation has come under relative control since the crises with annual inflation numbers of 84% for 1998, 36% for 1999, 20% for 2000, 19% for 2001, 16% for 2002, 14% for 2003 and 12% for the year 2004. Inflation is expected to be approximately 11% in 2005. It is estimated that there will be a $67.0 billion trade surplus in 2005 and a gross domestic product increase of 5.8% in 2005 as compared to 2004. These positive economic indicators must be considered in the context of Russia’s status as a major exporter of oil and other natural resources. Any decline in world oil prices could negatively impact the value of the ruble and the continued development of Russia’s economy.

     Ukraine’s Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine’s first President Leonid Kravchuk led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kuchma succeeded him. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five-year term in November 1999. On January 10, 2005 Victor Yuschenko was declared the President of Ukraine after a divisive presidential election against Victor Yanukovich.

     Until recently, political power was fairly evenly divided between the president and parliament and consequently major policy decisions were frequently blocked by parties exercising influence or control over the presidential administration or the parliament. Political reform efforts progressed somewhat during Mr. Kuchma’s presidential period, but the judicial system lacked independence and its decisions were often influenced by political considerations.

     Preceding the third round of the presidential election on December 8, 2004, the Ukrainian Parliament (Verkhovna Rada) adopted a draft law on amendments to the Constitution that, to some extent, reduce presidential powers. These amendments to the Constitution will take effect by January 1, 2006. Under the amendments, the Parliament will form a new Cabinet of Ministers following the Verkhovna Rada elections in March 2006. Additionally, the Verkhovna Rada increased the term of the Parliament authority from four to five years.

     Considering the constitutional changes and the fact that significant portions of the population in eastern Ukraine voted for President Yuschenko’s rival, Victor Yanukovich, in the presidential election, it is not clear whether President Yuschenko will be able to maintain the same amount of control over policy as his predecessor. Some Yanukovich supporters have vowed not to support President Yuschenko’s administration and have threatened to launch a secession bid for eastern Ukraine.

     Ukraine’s Economic Environment. In September 1996, a new currency, the hryvna, was introduced, replacing the temporary karbovanets (coupons) that were in circulation following the country’s independence from the Soviet Union. The National Bank of Ukraine, the nation’s central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from the Parliament. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. In 2004, the hryvna was stable, moving from 5.33 per USD at December 31, 2003 to 5.31 at December 31, 2004. The hryvna’s stability was due in large part to increase in exports in both 2003 and 2004. While in 2003 increases of imports by 36% over 2002 led to a decrease in Ukraine’s trade surplus from 980.3 million hryvna to 59.4 million hryvna, the situation changed dramatically in the first half of 2004 — export of goods and services increased by 43% over the same period last year with 30% increase in imports. Ukrainian current account surplus accumulated over 2004 allowed the National Bank of Ukraine to increase the amount of its net gold and hard currency reserves from $7.0 billion available at the end of 2003 to $9.5 billion at end of December 2004. Social payments which were increased by the Government during the presidential election campaign resulted in higher than a forecasted rate of inflation of 12% in 2004. Nevertheless, Ukraine experienced 12% real GDP growth in 2004 compared to 9% growth in 2003.

OVERVIEW OF THE LEGAL, TAX AND REGULATORY REGIMES IN RUSSIA AND UKRAINE

     Russia’s Legal, Tax and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While the rudimentary legal framework continues to develop, legislation is often inconsistent, contradictory, poorly drafted and unclear. This general characterization is particularly applicable to corporate governance regulations and tax legislation. During 2000, at the urging of President Putin’s government, the State Duma approved the first two parts of the revised and reportedly simplified Russian Tax Code. The second part entered into effect as of January 1, 2001 and additional provisions came into effect as of January 1, 2002. Similarly, under pressure from the executive branch, the Duma finally enacted a new Labor Code, which entered into effect in February 2002 and replaced the antiquated Labor Code left over from the Soviet era. Still, ambiguities in the law are exploited by bureaucrats struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary in Russia is regarded as not sufficiently independent from political influence and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary is not unusual. Hence, in such an environment, contracts are frequently unenforceable in courts of law.

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

     In addition to telecommunications legislation, the Russian telecommunications industry has also been shaped by privatization legislation and the privatization of state-owned telecommunications enterprises.

     Historically, taxes payable by Russian companies have been numerous and substantial. These include taxes on profits, assets and payroll, and value-added tax (“VAT”). The recently enacted Tax Code represents an attempt to rationalize the federal tax system. We expect an overall reduction in our Russian tax burden and have experienced such reductions over the past two years. For example, from January 1, 2003, under the new Tax Code, taxes calculated on the basis of gross revenue have been abolished. The maximum unified payroll tax rate has decreased from 38.5% to 35.6% in 2001, remains at 35.6%. From January 1, 2002, the rate of corporate profit tax decreased from 35% to 24%. The VAT rate decreased from 20% to 18% as of January 1, 2004.

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

     In various jurisdictions, we are obligated to pay VAT on the purchase or importation of assets, and for certain other transactions. In many instances, VAT paid on purchases can be offset against VAT which we collect and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is unclear, the local tax authorities could assert that we are obligated to pay additional amounts of VAT. In our opinion, any additional VAT which we may be obligated to pay would be immaterial.

     In addition, the new Tax Code authorizes Russia’s regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have each established a local sales tax rate of 5 percent. This local tax on the sale of goods was abolished as of January 1, 2004.

     Pursuant to the New Law and governmental decrees, the Ministry of Communications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with the Ministry exercising responsibility over the issuance of each operator’s licenses and supervising the other communications regulatory organs. The Federal Service for the Supervision of Communications (“Rossvyaznadzor”), which is now a department of the Ministry of Communications, is empowered to issue certain permits required for network operation and for the importation and use of telecommunications equipment. Rossvyaznadzor conducts periodic inspections to determine an operator’s compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to suspend a license, or in the case of continued non-compliance, to initiate court proceedings for the revocation of a license. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

     The State Commission for Radio Frequencies (GKRCh) is responsible for administering the utilization of the radio spectrum. This government agency assigns and oversees the operation of radio frequencies.

     Legislation and normative acts specific to the telecommunications industry provide the regulatory framework that guides our operations. On January 1, 2004, the New Law came into effect. The New Law outlines the regulatory framework for the telecommunications industry and clarifies certain poorly defined areas of telecommunications such as interconnection and licensing. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

     The New Law introduces a USF which will result in higher costs for all operators, including CLECs such as our company. Under the New Law, all telecom operators must contribute to the USF. The USF is designed to fund socially important but economically unviable projects. The New Law, however, does not provide clarity as to how the USF will be collected and administered, and these matters will be specified under regulations to be issued by the Ministry of Communications supporting the New Law. It is expected that the amount of the universal service charge will be not exceed 3% of certain of a telecommunications company’s revenues. It is expected that the USF will commence operating in 2005.

     The New Law also introduces the “significant operator” concept. Significant operators are defined as those companies which generate either more than 25% of traffic or possess more than 25% of the local numbering capacity. Significant operators may not refuse to provide interconnect services, and interconnect rates should be public and equal for all operators. This change will make it more difficult for regional operators to discriminate against competitors in order to protect their own operations.

     The New Law is also intended to make the telecommunications licensing process more transparent. Licenses must be issued with frequencies attached to them. Frequencies are to be sold through tenders or auctions and licenses must be issued within thirty days if the frequencies are available.

     We cannot predict with any certainty how the New Law will affect us. Until such time as appropriate implementing regulations are published by the Ministry of Communications, there will be a period of confusion and ambiguity as regulators interpret the legislation. We cannot predict with any certainty whether we will face additional costs associated with the implementation of the New Law.

     It can be difficult and expensive to comply with applicable Russian telecommunications regulations. Telecommunications in Russia are confidential and may only be intercepted pursuant to court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the Federal Security Service, a government agency that is responsible for electronic surveillance. SORM requires telecommunications networks to facilitate monitoring of electronic traffic. Many operators and commentators consider that SORM, as applied, is inconsistent with the privacy provisions of the Russian constitution. Full compliance with SORM may be expensive, burdensome and unconstitutional, yet noncompliance with SORM may lead to the administration of fines, penalties or the revocation of our operating licenses.

     Ukraine’s Legal, Tax, and Regulatory Regime. A primary contributor to the relatively slow pace of reform in Ukraine has been the absence of a coherent and enforceable legal framework to facilitate widespread privatization of government assets. As an example, the privatization of Ukrtelecom, the State telecommunications monopoly, has been repeatedly delayed because of the absence of key laws required to enable such privatization.

     As with other former Soviet Republics, Ukraine is still plagued with widespread corruption, however, organized criminal groups that were very active throughout Ukraine during the 1990s have been almost completely disbanded. Because of high levels of corruption among government officials and among commercial enterprises in which the state has an ownership interest, the newly elected President and the Government announced tackling corruption as one their primary tasks. Although we do not believe we have been adversely affected by these activities to date, organized or other crime could in the future have a material adverse effect on our operations and the market price of our common stock.

     After significant legislative changes over the last few years in Ukraine and Russia, the Ukrainian tax regime differs significantly from the Russian tax regime. The Ukrainian tax regime includes taxes on profits, on payroll, VAT, and special fees and taxes levied against telecommunications operators. In order to stimulate economic growth and broaden the tax base, in 1999 the Government introduced a significant reduction in payroll taxes followed by a subsequent abolition of revenue-based taxes in 2001. At the beginning of 2003, the Ukrainian Parliament adopted amendments to the Profit Tax Law that, among other changes, reduce the profits tax rate from 30% to 25%. The major components of these amendments came into effect in 2004.

     The regulatory framework governing the telecommunications industry in Ukraine has improved significantly after the new law “On Telecommunications” came into force on December 23, 2003. The new law sets forth the general principles for telecommunications activities, networks and services, including the relationships between operators and customers. The new law provides for the creation of two new executive bodies — the Central Executive Authority in the Communication Sector (“CEACS”) and the National Commission for Communication Regulation (NCCR) to replace the former State Committee for Communications.

     CEACS retains mostly administrative functions in the telecommunications industry in Ukraine. CEACS develops draft telecommunications laws and other legal documents, defines and monitors quality standards in telecommunications services. NCCR retains regulatory functions in telecommunications and radio-frequency utilization. It is also the central executive body with special status subordinated to the President of Ukraine. NCCR supervises the observance of telecommunications law and quality control of telecommunication services. NCCR assigns numbering capacity, grant licenses, registers services in the telecommunication sector, provide tariff regulation, and applies sanctions to those that violate telecommunication laws.

     In February 2003, the Ukrainian Parliament adopted an amendment to the law “On Communications” prohibiting all telecommunications operators from charging their end-user customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Additionally, on 14 May 2004 a special Order regulating settlements between fixed, fixed wireless and mobile operators was adopted by the State Committee for Communications of Ukraine. We expect that both CPP principle and the Order will be in force at least until July 2005.

     In addition to the CPP principle, state regulated tariffs for calls from the public switched telephone network to mobile networks were introduced, thus allowing mobile operators to receive a share of revenue from calls made to mobile networks. To effect CPP settlements on our network we entered into an agreement with Ukrtelecom that assigned a national destination code numbering plan to our mobile customers and allowed to reallocate our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as released direct city numbering capacity for future sale to CLEC customers.

     On June 24, 2004 the Verkhovna Rada adopted amendments to the law “On Radio Frequency Resource” determining the procedure of granting frequency licenses and permits for the use of radio-electronic and emissive facilities, and for frequency distribution.

     Pursuant to the law “On Telecommunications”, new Licensing Conditions for conducting of activity in fixed line telecommunication area were adopted by the State Committee for Communications on June 17, 2004 and came into force on August 16, 2004. Licensing Conditions regulating provision of mobile services and communication channels will be developed and adopted in 2005.

     The Cabinet of Ministers of Ukraine also adopted rules, effective January 1, 2005, establishing the necessary payments for obtaining numbering capacity. It is also expected that in 2005 rules for the provision of telecommunication services will be adopted by the Cabinet of Ministers and rules for interconnection of operators’ networks will be adopted by NCCR.

     A new law “On Individual Income Taxation” came into force on January 1, 2004. The law sets the unified tax rate for personal income at 13% until December 31, 2006 and 15% from January 1, 2007.

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

THERE IS A VOLATILE POLITICAL SITUATION IN UKRAINE WHICH MAY NEGATIVELY IMPACT OUR BUSINESS

     Historically, political and governmental instability has been a feature in Ukraine. The relationship between various state authorities, Ukrainian government policies and the political leaders who formulate and implement such policies are subject to rapid change. In January 2005 Victor Yuschenko became president of Ukraine in a very divisive election. It is unclear whether and in what way current domestic and external policy will change under President Yuschenko’s administration. Major changes in the political climate in Ukraine, in particular any changes affecting the stability of the Ukrainian government, reforms, privatization, industrial restructuring or administrative reform, could materially effect our operations.

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

     During the first decade of its independence Ukraine had been dependant on the receipt of financial assistance from several foreign governments and international organizations, including the International Monetary Fund (“IMF”) and the World Bank. In 2000, faced with a liquidity crisis on its external debt payments, the Ukrainian government undertook a comprehensive debt restructuring exercise that enabled Ukraine to meet its external debt obligations. Due to such debt restructurings and other factors, Ukraine may be unable to continue to receive funding from foreign governments and international organizations, as well as to raise funds on the international capital markets, which may materially adversely affect the financing of the budget deficit, the level of inflation and/or the value of the hryvna.

     Ukraine continues to pursue a closer relationship with the North Atlantic Treaty Organization, joining the World Trade Organization (“WTO”) and becoming an associate member of the European Union. However, recently Russia, Ukraine and a number of other CIS countries have signed an agreement on creation of the Common Economic Area (“CEA”). Formation of the CEA was negatively regarded by the IMF and international society and might be a drawback to Ukraine’s joining the WTO. Any major changes in Ukraine’s relations with Western governments and institutions may adversely affect the Ukrainian economy and our operations.

THE CURRENCY CONTROL SYSTEM OF RUSSIA AND UKRAINE COULD ADVERSELY AFFECT OUR ABILITY TO CONVERT RUBLES AND HRYVNA’S TO HARD CURRENCY AND MANAGE CASH FLOWS

     The ruble and hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to protect ourselves against devaluation by converting to other currencies is significantly limited. Within Russia and Ukraine, our ability to convert rubles and hryvna, respectively, into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. In Ukraine the companies are allowed to keep balances in foreign currencies earned from export activities. Therefore, the liquidity can be supported through synchronization of in- and outflows nominated in the same currency. On the other hand, we manage intercompany liquidity through intercompany loans to our subsidiaries. Under Russian restated currency law, loans to residents may be subject to reserve requirements. Likewise, such reserve requirements may be introduced for the purchases of currency of Russian residents. Such reserve requirements, if they become applicable to us, may adversely affect our operations. If there are changes to the currency control systems in Russia and Ukraine, our ability to manage our liquidity position and our currency risk may be adversely affected.

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

     As a result of changes in existing regulations, changes in interpretations of existing regulations or arbitrary regulatory decisions affecting various aspects of our business, we could experience:

•	Restrictions on how and where we can provide our services;

•	Restrictions or delays in receiving approvals on our applications and communications for necessary regulatory approvals for rolling out our network in the regions for which we have licenses;

•	Significant additional costs;

•	Delays in implementing our operating or business plans; or

•	Increased competition.

     The New Law came into effect in Russia on January 1, 2004, however, most of the supporting regulations have not been enacted. Until such time as supporting regulations for the New Law are enacted, we cannot predict with any certainty how the New Law will affect us. The New Law may increase the regulation of our operations and, until such time as appropriate regulations consistent with the New Law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation. Such confusion and ambiguity may materially adversely affect the functioning of our business. Any strengthening of incumbent operators such as Rostelecom, which is one of our principal shareholders, MGTS or Svyazinvest under the New Law or the large interregional companies could adversely affect our business.

     Recently, the Russian government has issued several implementing acts under the New Law, such as Resolution No. 87, dated February 18, 2005, approving the list of the types of licensed telecommunication activities, and Resolution No. 68, dated February 11, 2005, regarding the rules applicable to the state registration of telecommunication infrastructure such as real property. However, it is presently not yet clear how these regulations would be implemented. Thus, the uncertainty related to the New Law continues.

ANY CHANGES IN REGULATIONS, COSTS OR CONFUSION FROM THE NEW LAW MAY AFFECT OUR BUSINESS

     It has been reported recently that in connection with Russia’s possible membership in the WTO, which would bring greater competition to the Russian market, some Russian regulatory officials are seeking to limit foreign ownership in Russian fixed line and wireless telecommunications companies and to provide exclusivity to Rostelecom for Russian and international long distance voice traffic for a period of time. We cannot predict whether this or other legislation limiting foreign ownership or competition will be implemented and if so, whether we would have to restructure or reduce our ownership interests in our operating subsidiaries. We are uncertain how any required reduction or restructuring could or would be implemented and what effect it would have on our business. A restructuring or reduction of this nature could cause our business to suffer.

THERE IS UNCERTAINTY IN THE RUSSIAN TELECOMMUNICATIONS LICENSING REGIME

     The Russian agency responsible for issuing telecommunications licenses has refused our applications for certain new telecommunications licenses on the basis that the Russian government has not yet approved the list of licensed telecommunications services. On February 18, 2005, the Russian government approved such list of services, however, we cannot be certain when we will receive the licenses for which we have applied.

     Draft regulations under the New Law have been published on the Ministry of Communications’ website although the draft regulations have not been passed into law. If passed, the draft regulations would provide that only carriers that hold licenses for Russia long distance and international long distance traffic will be able to provide such services. We have been mentioned by the Ministry of Communications as one of the companies that may receive international and Russian long distance licenses under the draft regulations. On March 5, 2005, we submitted applications to the Ministry of Communications for new licenses to provide domestic long distance telecommunications service, and international long distance telecommunications services. These licenses were submitted in compliance with new Rules for International and Domestic Long Distance issued by the Ministry of Communications. The prerequisites for obtaining the required new licenses are numbers and will require us to make significant capital investments in the Russian regions during 2005 and 2006 that are, however, consistent with our long-term objective to maintain our position as a leading provider of telecommunications and Internet services across Russia and the CIS. If we do not receive such licenses, our revenues may suffer.

THE NEW LAW AND DRAFT REGULATIONS PROVIDE SCOPE FOR THE INCUMBENT OPERATORS TO RAISE INTERCONNECTION COSTS

     The New Law and draft regulations under the New Law provide an advantage to Svyazinvest entities over alternative carriers in setting their own terms and conditions for connection to their networks. The New Law and draft regulations do not contain provisions for state regulation of access to communication facilities and the lease of long distance channels. Some of our suppliers of telecommunications services have raised their charges with us and we may experience more such cost increases in the future. In the event that we decide to challenge such draft regulations through the appropriate Russian government ministries or courts, we cannot predict whether we will be successful in such challenge.

POLICIES OF THE UKRAINIAN GOVERNMENT CONCERNING TARIFF REGULATIONS MAY NEGATIVELY INFLUENCE OUR TARIFF POLICY

     In 2001, the Ukrainian government attempted to regulate the provision of VoIP through the introduction of VoIP licenses. Nevertheless, until now this license process has not been formalized. Moreover, in 2003 the State Committee of Communications of Ukraine consistent with the recommendation of the Antimonopoly Committee of Ukraine (AICU) allowed the non-licensed provision of VoIP services until licensing conditions are formalized. Such VoIP licensing conditions were developed in 2004 but not yet implemented. In addition, in 2001 Ukrtelecom enforced obligatory VoIP traffic settlement payments for VoIP traffic routed through its network, and in 2002 state regulated tariffs were extended on VoIP traffic services. As a result, we cannot be sure that any resulting licensing and related fees will not adversely affect our business should they be implemented.

OUR OPERATING LICENSES MAY NOT CLEARLY AUTHORIZE US TO PROVIDE ALL OF THE SERVICES THAT WE OFFER

     The licensing and regulatory regime in Russia, Ukraine, and the markets in which we operate frequently do not keep pace with the technological advances in the telecommunications industry. Further, a great deal of ambiguity exists in regard to the interpretation of licenses and the application of rules and regulations in regard to our new services, especially those new services enabled by technological developments in telecommunications infrastructure and software. Although our operating companies possess a wide range of licenses issued by the Russian and Ukrainian regulatory agencies, it is possible that the technical means by which we provide some of our services, or the service themselves, may be subject to licensing requirements or restrictions and that our existing licenses do not satisfy these requirements. In such events, we could be subject to fines, penalties or suspension, limitation or revocation of licenses. The suspension, limitation in scope or revocation of a significant license or the levying of substantial fines could have a material adverse effect on our operations and our financial results.

RUSSIAN ANTI-TRUST POLICIES MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESSES AND TO ESTABLISH MARKET RATES FOR OUR SERVICE OFFERINGS

     The Federal Anti-Monopoly Service (“FAS”), the state agency responsible for establishing and enforcing the state’s anti-trust policies, adopted a policy decision whereby each licensed telecommunications operator, including our operating companies, may be classified as a “monopolist”. The policy was declared to be without effect by the Russian courts. However, if the policy were to be successfully enforced, our operating companies could be subject to increased state regulation. Since our products are frequently priced at a premium in comparison with the products of state-owned incumbent operators, it is possible that we may be required to reduce our tariffs. Further, as we continue to expand our operations, we may be subject to increasing anti-trust restrictions imposed by the FAS. For example, ADS has been classified as a monopolist in Nizhny Novgorod. Any such regulation of our pricing or restriction in operations could be detrimental to our financial results.

     The proposed revisions to the Russian antitrust law which were approved by the Russian government generally are intended to strengthen the position of the FAS and widen its authority as well as expand the types of activities that may be classified as subject to antitrust regulations. In particular, under the proposed law, if several independent companies control more than 50% of a particular market, each of them may be declared as having a dominant position in the market. The adoption of this law may affect our operations.

SPECIAL FEES AND TAXES LEVIED AGAINST TELECOMMUNICATIONS OPERATORS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the telecommunications industry. The provisions of the New Law require that all Russian operators, including fixed-line operators, pay a portion of their revenues to the USF, which will be established to fund socially important but economically unviable projects. The USF is expected to be operating in 2005. The New Law, however, does not provide clarity as to how the USF will be collected and administered. It is expected that the amount of the Universal Service Charge will not exceed 3% of a certain telecommunication company’s revenues. These or other similar industry-specific pieces of legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.

     Under new regulations, the Ukrainian regulatory agency may require licensees to pay similar annual amounts into local network development. If the additional amounts required will be substantial, we cannot predict whether the financial burden associated with compliance may be so burdensome as to cause a deterioration of our financial results. Moreover, in 2004 the State Committee on Communications of Ukraine established new license conditions, which came into force on August 16, 2004. Under these conditions, any reissue of existing fixed-voice licenses, even related to the change of a licensee’s legal address, may require payment of the full license fee. At present we cannot estimate how significantly these changes may impact our operations in Ukraine.

RUSSIAN AND UKRAINIAN LEGISLATION MAY NOT ADEQUATELY PROTECT AGAINST EXPROPRIATION AND NATIONALIZATION

     The governments of Russia and Ukraine have enacted legislation to protect foreign investment and other property against expropriation and nationalization. In the event that our property is expropriated or nationalized, legislation provides for fair compensation. However, we cannot assure you that these protections would be enforced. This uncertainty is due to several factors, including:

•	The lack of state budgetary resources;

•	The lack of an independent judiciary and sufficient mechanisms to enforce judgments; and

•	Corruption among government officials.

     In particular, in Ukraine, there has been no established history of investor rights protection or responsibility to investors and in certain cases the courts may not enforce these rights. In the event courts enforced rights of investors granted under applicable

Ukrainian legislation, the government and/or the legislature of Ukraine could attempt to overrule any such court decisions legislatively through retroactive legislative changes. Moreover, recently announced intentions of the newly appointed Ukrainian government to re-privatize certain enterprises, that may be considered as illegally privatized by the former government, may have an adverse effect on the Ukrainian investment climate.

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

     The tax regime in Russia following the recent cases involving Yukos and Vimpelcom has become less predictable. In addition, following ruling 169-0 of the Constitutional Court regarding VAT, the tax authorities may be able to re-qualify the tax treatment of certain transactions using subjective criteria such as the intent or purpose of a transaction which creates further ambiguity in application of the tax laws.

Ukraine

     Similarly, Ukrainian tax law is unpredictable and tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. The constitution prohibits retroactive legislation, and the Taxation System Law requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year in which the new tax laws are to become effective. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, in January 2003, the Ukrainian Parliament adopted amendments to the Profits Tax Law which, in part, became effective as of January 1, 2003. The law substantially changes the tax treatment of exchange rate differences, dividends, transfer pricing, goodwill and other transactions. Other amendments to the Profits Tax Law of Ukraine came into effect from January 1, 2004. Although the profit tax rate was decreased from 30% to 25%, some adverse changes were introduced to the calculation of a taxable profit, such as new bad debts deductibility treatment. The impact of the law on our operations was positive so far, however, the future impact of the mentioned amendments is still uncertain because of ambiguities and inconsistencies in the law that allow different interpretations by the tax authorities. If our interpretation of the amendments differs from those of the local tax authorities, we might be subject to higher tax liability and/or additional fees and penalties.

RUSSIAN AND UKRAINIAN LAWS MAY EXPOSE US TO LIABILITY FOR ACTIONS TAKEN BY OUR SUBSIDIARIES OR VENTURE ENTITIES

     Under Russian laws, we may be jointly and severally liable for any obligations of a subsidiary or venture entity under a transaction if:

•	We have the ability to issue mandatory instructions to the subsidiary or venture entity and that ability is provided for by the charter of the subsidiary or venture entity or in a contract between us and them; and

•	The subsidiary or venture entity concluded the transaction pursuant to our mandatory instructions.

     In addition, we may have secondary liability for any obligations of a subsidiary or venture entity if:

•	The subsidiary or venture entity becomes insolvent or bankrupt due to our actions or our failure to act; and

•	We have the ability to make decisions for the subsidiary or venture entity as a result of our ownership interest, the terms of a contract between us and them, or in any other way.

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

THE IMPLEMENTATION OF UKRAINE’S NEW CIVIL AND COMMERCIAL CODES MAY CAUSE INSTABILITY OF UKRAINIAN BUSINESS LEGAL ENVIRONMENT

     In January 2003, a new Civil Code was enacted by the Ukrainian Parliament which sets forth new regulations in the areas of property law, copyright, industrial ownership and trademarks and replaces the existing Civil Code adopted in 1963. Also in January 2003, the Parliament enacted a new Commercial Code which is intended to provide legal guidelines for economic activities and relationships in the market, by regulating the use of natural resources, the rights of industrial ownership and the use of securities and by defining the insurance, banking and auditing procedures. However, the documents contain controversial and often overlapping provisions. Until such time as a regulatory practice for interpretation of the new legislation is established and appropriate sub-legislation consistent with the new codes is promulgated, there may be a period of confusion and ambiguity. Such confusion and ambiguity may materially adversely affect the Ukrainian market and negatively impact functioning of our business.

RISKS ASSOCIATED WITH OUR BUSINESS

WE MAY ENCOUNTER DIFFICULTIES EXPANDING AND OPERATING OUR BUSINESS, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES

     We have experienced significant growth as a result of acquisitions and expect such growth to continue. As we grow, it will become increasingly difficult and more costly to manage our business.

     Acquisition transactions are accompanied by a number of risks, including risks related to:

•	The consolidation of the operations and personnel of the acquired companies;

•	The potential disruption of our ongoing business and distraction of management;

•	The introduction of acquired technology content or rights into our products and unanticipated expenses related to such integration;

•	The potential negative impact on reported earnings;

•	The possibility that revenues from acquired businesses and other synergies may not materialize as anticipated;

•	The deterioration of relationships with employees and customers as a result of any integration of new management personnel; and

•	Contingent liabilities associated with acquired businesses, especially in the markets where we operate.

     We may not be successful in addressing these risks or any other problems encountered in connection with our completed and future acquisitions and our operating results may suffer as a result of any failure to integrate these businesses with our existing operations.

     In addition, we may encounter difficulties in building our networks with respect to:

•	Delivering services that are technically and economically feasible;

•	Financing increases in the regional network construction and development area;

•	Obtaining in a timely manner and maintaining licenses, permissions to operate telecommunication equipment, frequency allocations and other governmental permissions sufficient to provide services to our customers;

•	Marketing our services in a large geographic area to new potential customers;

•	Obtaining sufficient interconnect arrangements;

•	Meeting demands of local special interest groups;

•	Obtaining compliance certificates for our telecommunications equipment in a timely and cost-efficient manner; and

•	Obtaining adequate supplies of network equipment.

REORGANIZATION OF THE RUSSIAN TELECOMMUNICATIONS INDUSTRY MAY AFFECT OUR COMPETITIVE POSITION

     Prior to 2002, Svyazinvest, a government-controlled holding entity, controlled Rostelecom and most of other principal wire-line venture partners. In 2002, the telecommunications industry was restructured by merging all regional incumbent operators into seven inter-regional operating companies. With this consolidation, we may face stronger competition from these new entities. Further, with the consummation of the Sovintel transaction in 2002, we are not sure that we may rely on continued strong commercial relations with Rostelecom, given that they are no longer our partner in Sovintel.

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

     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government’s interests in the telecommunications industry. Until recently the Ukrainian government intended to sell up to 49% of Ukrtelecom’s shares in the near future. In anticipation of the privatization of Ukrtelecom, Ukrtelecom has been transferred back from the Ukrainian Communications Committee to the State Property Fund.

     The new Ukrainian government recently announced that they do not intend to privatize Ukrtelecom in 2005. It is expected that the Ukrainian government will continue to control at least 51% of Ukrtelecom’s shares. This will allow the Ukrainian government to control Ukrtelecom and will afford the Ukrainian government the opportunity to further control the telecommunications industry through Ukrtelecom. The emergence of a single self-regulating Ukrainian telecommunications monopoly may have adverse financial consequences for us because:

•	We have no effective recourse against the state monopoly carrier since the state regulator controls and manages the monopoly carrier and the judiciary system is severely underdeveloped and cannot be relied upon to protect and enforce unfair competition;

•	A single Ukrainian self-regulating monopoly is able to create favorable market conditions for itself and cause unfavorable conditions for us;

•	Our ability to negotiate reasonable interconnection agreements and rates may suffer; and

•	Any subsequent privatization of Ukrtelecom may bring in strong management and resources from a major telecommunications operator, increasing its competitive strengths.

OUR SALE OF PART OF GTU MAY NOT BRING THE EXPECTED BENEFITS TO US

     Recognizing that many of the markets in which we operate are complex, we continue to seek strong local partners to assist us in those markets. In the third quarter of 2004, we transferred 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. Our partner has been assisting us in resolving disputes with Ukrtelecom and the Ministry of Communications. We continue to believe that Ukraine offers promising investment opportunities but that there are still political and commercial risks associated with operating in Ukraine.

FAILURE TO OBTAIN SUFFICIENT AND RELIABLE TRANSMISSION CAPACITY AT REASONABLE COSTS COULD CAUSE US TO INCUR LOSSES

     Historically, we have leased a substantial portion of our network transmission capacity under agreements that generally have one to three-year fixed terms. In addition, in 2001, we leased significant additional domestic and international capacity that we utilize for data transmission under long-term lease agreements that may be extended up to fifteen years. We rely on third parties’ ability to provide data transmission capacity to us. These third parties themselves, in turn, may be receiving capacity from others. If our lease arrangements deteriorate or terminate and we are unable to enter into new arrangements or if the entities from which we lease such capacity are unable to perform their obligations under these arrangements, our cost structure, service quality and network coverage could be adversely affected.

     We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom and Transtelecom to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Further, in light of the acquisition of the remaining 50% ownership interest of Sovintel from Rostelecom in 2002, Rostelecom may have less incentive to continue to provide telecommunication services to us despite their significant shareholding in us. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.

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

     In Ukraine, we mainly lease transmission capacity from Ukrtelecom, the Ukrainian incumbent fixed phone line network operator. In 2004, we started leasing transmission capacity from alternative sources and we expect that the risk of capacity lease from a single operator will be partly mitigated by the end of 2005. Nevertheless, if Ukrtelecom does not make investments to significantly increase the capacity of its transmission network or if we are not able to lease capacity from another source in the future, we may not have sufficient transmission capacity to expand our subscriber base.

OUR ABILITY TO PROVIDE OUR SERVICES IS DEPENDENT ON SECURING AND MAINTAINING INTERCONNECTION AGREEMENTS WITH ROSTELECOM, UKRTELECOM AND OTHER FACILITIES PROVIDERS

     Our ability to provide telecommunications services depends on our ability to secure and maintain interconnection agreements with Rostelecom, Ukrtelecom and other incumbent owners of networks. Since we do not currently anticipate owning all the facilities we need to operate our networks, we will always rely on the telecommunications networks of other providers to some degree. Interconnection is required to complete calls that originate on our networks but terminate outside our networks, or that originate from outside our networks and terminate on our networks. Our current interconnection agreements with incumbent operators expires in various years between 2005 and 2014. We have experienced substantial increases in interconnection costs with incumbent operators. It is possible that in the future our interconnection agreements may not be renewed or not renewed on a timely basis or on commercially reasonable terms.

     In Russia, we are dependent on Rostelecom for the provision of leased lines and/or interconnect circuits used to connect our points of interconnection to our network backbones. A failure by Rostelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customers’ demands on certain routes, has in the past given rise to capacity constraints in our network on certain routes. While we believe that these capacity constraints have been eliminated, we may continue to experience capacity constraints until we increase the number of points of interconnection to our network, allowing us to route a greater proportion of traffic over our network.

     In Ukraine, we are, to a great extent, dependent on Ukrtelecom for the provision of leased lines and/or interconnect circuits used to connect our indirect access customers throughout Ukraine as well as to provide access to our network backbone in Russia. A failure by Ukrtelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customer demand on certain routes, could give rise to capacity constraints in our network on certain routes in Ukraine if are not able to find an alternative circuits provider.

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

RUSSIAN COMPANIES MAY BE REQUIRED TO ADOPT A PLAN OF LIQUIDATION WHEN THEIR NET ASSETS ARE NEGATIVE

     Under Russian law, in the event the value of a company’s net assets is less than the minimum charter capital allowed by law, such company may be required to adopt a decision to liquidate. Even if the company declines to approve its liquidation, governmental agencies responsible for the State registration of companies, as well as other designated State bodies, for example, the Federal Commission for the Securities Market, are authorized to bring a lawsuit seeking liquidation of the company until the expiration of the relevant statute of limitation. Some of our subsidiaries have in the past and continue to have negative net asset values which could make them subject to the legal requirement to adopt a plan of liquidation. Any voluntary or forced liquidation could have material a adverse effect on our business.

WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES

     Most of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of services we provide and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our services. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest to upgrade local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our operations. If we experience delays or interruptions in our operations due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our services and move to competing providers. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

WE ARE IN A COMPETITIVE INDUSTRY AND OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

     The market for our products and services is competitive and we expect that competition, especially in underdeveloped markets, will continue to intensify. As we expand the scope of our offerings, we will compete directly with a greater number of competitors providing business services in the same markets. Negative competitive developments could have a material adverse effect on our business.

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

     The telecommunications market in Russia has historically been dominated by Svyazinvest, including its subsidiary, Rostelecom, and in Ukraine by Ukrtelecom, both being former state monopoly telecommunications services providers. These companies and other established competitors have significant competitive advantages over us which include:

•	Greater resources, market presence and network coverage;

•	Greater brand name recognition, customer loyalty and goodwill;

•	Control over domestic transmission lines and over access to these lines by other participants; and

•	Close ties to national and local regulatory authorities which may be reluctant to adopt policies that would give rise to increased competition for Rostelecom or Ukrtelecom.

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

OUR EXISTING BILLING AND MANAGEMENT INFORMATION SYSTEMS MAY NOT BE ABLE TO MEET OUR FUTURE NEEDS

     We may encounter difficulties in enhancing our billing and management information systems and in integrating new technology into such systems. We have historically operated through distinct companies, but we are in the process of integrating our billing and management information systems so that we will be able to bill our customers and to manage other administrative tasks through a single system. If we are unable to integrate and upgrade our billing and management information systems to support our integrated operations, our billing may suffer which could have a material adverse effect on our revenues.

     Additionally, any damage to our network management center or our major switching centers could harm our ability to monitor and manage network operations and generate accurate call detail reports from which we derive our billing information.

     In our operations outside Moscow, Kiev, and St. Petersburg, we rely on our ventures’ switches to provide information necessary to generate invoices. We cannot ensure that their systems will meet our needs or the needs of our customers.

WE MAY ENCOUNTER DIFFICULTIES IN FULLY COMPLYING WITH APPLICABLE LAWS DUE TO CONFUSION IN THE LAWS AND LEGAL STRUCTURES OF THE COUNTRIES WHERE WE OPERATE

     The application of the laws of any particular country is not always clear or consistent. This is particularly so in Russia, Ukraine and other CIS countries where the pace of legislative drafting has not always kept pace with the demands of the marketplace. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from those in the US and other Western countries. As a result, it is often difficult to ensure that we are in compliance with changing legal requirements. If we, any of our ventures or any of our acquired companies are found to be involved in practices that do not comply with local laws or regulations, then we may be exposed, among other things, to significant fines, the risk of prosecution or the suspension or loss of our licenses, frequency allocations, authorizations or various permissions, any of which could have a material adverse effect on us.

     The Ministry of Transport and Communications of Ukraine, and formerly the Ukrainian Communications Committee, regularly check our compliance with the requirements of the applicable legislation and our telecommunications licenses. We use our best efforts to comply with all such requirements. However, we cannot assure you that in the course of future inspections we will not be found to be in violation of the applicable legislation. Any such finding could have a material adverse effect on our operations.

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

OUR TELECOMMUNICATIONS LICENSES MAY NOT BE EXTENDED OR MAY BE SUSPENDED OR REVOKED

     Our telecommunications licenses expire in various years from 2005 to 2014. If renewed, our licenses may contain additional obligations, including payment obligations, or may cover reduced service areas. If our telecommunications license for provision of local, intercity, interzonal and international telephone services in the Moscow and St. Petersburg license area, which expires on March 17, 2008, is not renewed, our business could be adversely affected. Depending on the growth of our business in the other license areas, the failure to have any other particular license renewed could also materially adversely affect our business. As discussed above, we may not be able to comply with licensing conditions for the intercity and international telephone services as required by regulation No. 87 of the Russian government.

     If we fail to completely fulfill specific terms of any of our telecommunications licenses related to line and operational capacity, territorial or other technical requirements, payment or reporting obligations, local registrations of our telecommunications licenses, frequency permissions or other governmental permissions or if we provide our services in a manner that violates applicable law, Rossvyaznadzor may suspend our licenses, frequency permissions or other governmental permissions, or in the case of continued non-compliance, initiate court proceedings for the revocation of our licenses. If any of our telecommunications licenses are suspended or terminated or if extensions requested are not granted and action is taken against our company or our subsidiaries, our business could be adversely affected.

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

     If we fail to obtain renewals or extensions of our frequency allocations for parts of our network based on radio frequencies, which expire on various dates between 2005 and 2008, or if other license holders are granted overlapping frequencies, our business could be adversely affected.

RISKS ASSOCIATED WITH OUR SHAREHOLDING STRUCTURE

OUR SIGNIFICANT SHAREHOLDERS HAVE ENTERED INTO A SHAREHOLDERS AGREEMENT WHEREBY THESE SHAREHOLDERS EXERCISE EFFECTIVE CONTROL OVER OUR BOARD OF DIRECTORS

     In August 2003, our major shareholders entered into a Shareholders Agreement which became effective upon closure of the transaction in December 2003. In accordance with the terms of the Shareholders Agreement, Alfa Telecom Limited (“Alfa”), Telenor, Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV are able to exercise substantial control over our Board of Directors. These relationships create the potential for conflicts of interest between us and our shareholders. Although the Shareholders Agreement and other agreements among the shareholders reduce the chance for conflicts of interest, we cannot assure that any conflicts of interest will be resolved in our favor. We cannot assure you that any group of directors will not take any actions that may adversely affect the interests of minority shareholders. Further, if we consummate any future acquisitions, such agreements may be amended or we and our shareholders may enter into new agreements.

OUR SIGNIFICANT SHAREHOLDERS HAVE OTHER INTERESTS WHICH MAY CONFLICT WITH OUR INTERESTS

     One of our significant shareholders, Rostelecom, is one of our direct competitors. Two of our shareholders, Alfa and Telenor, have ownership interests in Vimpelcom, with whom we have significant commercial relationships. Although we structure transactions so that they are at “arm’s length”, we cannot assure you that these shareholders will not apply pressure on the Company to enter into transactions which may not be the most commercially favorable to us.

THE CURRENT GOVERNMENT’S WELL-PUBLICIZED CAMPAIGN AGAINST RUSSIA’S SO-CALLED “OLIGARCHS” COULD HAVE ADVERSE EFFECTS ON US

     It has been widely reported in Russian and foreign media that the Russian government is exerting pressure on the so-called “oligarchs” to cause them to divest their commercial interests in certain economic areas of activity. The media has reported also that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the “oligarchs” and their businesses has seriously affected the economic activities of these enterprises and their management.

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

ALFA’S DISPUTE WITH THE MINISTRY OF COMMUNICATIONS MAY ADVERSELY AFFECT OUR BUSINESS

     It has been widely reported that Alfa is involved in a dispute with the Ministry of Communications regarding Alfa’s ownership interest in the mobile operator Megafon. Should that dispute continue or escalate then the Ministry of Communications may put pressure on Alfa and its holdings. One of Alfa’s other holdings is Vimpelcom, our largest customer. Should the Ministry of Communications apply pressure on us or Vimpelcom, it could have serious adverse effects on our operations and financial results.

RISKS ASSOCIATED WITH OUR SHARES OF COMMON STOCK

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED

     During 2004, our Board of Directors declared four dividends of $0.20 per common share each to shareholders. In February 2005, the Board of Directors declared a dividend of $0.20 per common share each to shareholders of record on March 17, 2005. The Board of Directors reviews our policy on dividends annually. Even if we continue to generate significant cash flows in the future, our Board of Directors may elect to retain earnings for our future development or for other reasons and, consequently, not declare a dividend. Further, if we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends to us which in turn may limit our ability to pay dividends to our shareholders.

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of our shares has been subject to significant volatility since our IPO in 1999. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:

•	Issues concerning the perceived risks of investing in Russia and the CIS, including significant ownership of our shares by a company that is part of a large Russia-based financial and industrial concern;

•	The limited number of our shares available for trading in public markets;

•	The potential sale of any large blocks of our shares by our management or large shareholders;

•	Mergers and strategic alliances in the telecommunications industry; and

•	Inconsistent or restrictive government regulation in the Russian and Ukrainian telecommunications industries.

     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. This is particularly true for companies with relatively small capitalization, such as ours.

     ITEM 2. PROPERTIES

     Major Facilities

     We possess the right to occupy and utilize five floors, 6,694 square meters, of a building in central Moscow, which houses our call center, customer care center, Information technology and accounting offices for Sovintel. The right to occupy and utilize this space is through leases, which expire between April 2007 and November 2009.

     We possess the right to occupy and utilize four floors, 4,125 square meters, of a building in central Moscow which serves as the principal sales and marketing office for Sovintel and which houses our Representative Office. The right to occupy and utilize this space is through a ten-year lease. This lease expires in August 2012.

     We possess the right to occupy and utilize three floors, 4,025 square meters, of a building in central Moscow, which serves as the principal technical department for Sovintel. The right to occupy and utilize this space is through a one-year lease, which expires in December 2005. In addition, we occupy and utilize four floors, 2,377 square meters, of another building in central Moscow, which also serves the technical department of Sovintel. The right to occupy and utilize this space is through a one-year lease, which expires December 2005.

     We possess the right to occupy and utilize six floors of a building in eastern Moscow, which serve principally as an office for the Consumer Internet Services division of Sovintel and the technical department for Sovintel. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.

     We possess the right to occupy and utilize 1,041 square meters, of a building in St. Petersburg. The right to occupy and utilize this space is through a lease, which expires in January 2007. In addition, we possess the right to occupy and utilize 1,110 square meters, of a building in Samara. The right to occupy and utilize this space is through a lease which expires in 2008.

     We own a 5 floor, 2,600 square meters, building in Nizhny Novgorod which serves as the principal office for ADS and we own a 5 floor, 4,432 square meters, building in Krasnoyarsk which serves as the principal office for Sibchallenge and Tel.

     Golden Telecom (Ukraine) occupies office and technical premises located in Kiev under long-term leases which expire in 2006. Additionally they lease a dealer-center and shop premises. Golden Telecom (Ukraine) also occupies an office and technical premises in Odessa under a lease which expires in 2005.

     In Kazakhstan, we possess the right to occupy and utilize two floors, 747 square meters, of building in central Almaty which houses SA Telcom under a long-term lease which expires in 2009. In Uzbekistan, we posses the right to occupy and utilize two floors, 650 square meters, of a building in central Tashkent which houses Buzton under a long-term lease which expires in 2013.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     a) MARKET INFORMATION

     Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol “GLDN”. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market.

	HIGH	LOW
2003:
First quarter	15.19	12.27
Second quarter	24.50	14.58
Third quarter	32.76	22.50
Fourth quarter	30.11	25.18

2004:
First quarter	36.63	28.24
Second quarter	35.93	22.77
Third quarter	30.97	23.61
Fourth quarter	31.45	25.94

     b) HOLDERS

     As of March 8, 2005, there were approximately 17 holders of record of our common stock.

     c) DIVIDENDS

     During 2004, we paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for the year. The Board of Directors reviews the Company’s policy on dividends annually. In February 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share payable on March 31, 2005 to shareholders of record as of March 17, 2005. We believe that we have reached a level of operating profitability that allows for expansion and maintenance capital expenditures to be financed entirely from operational cash flows, and therefore we expect, subject to unexpected changes in our business, that a dividend will continue to be paid in the future.

     d) RECENT SALES OF UNREGISTERED SECURITIES

     None

     For information regarding securities issued under our equity participation plan, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information”

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data at December 31, 2000, 2001, 2002, 2003 and 2004, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. which have been audited by Ernst & Young (CIS) Limited, independent auditors.

     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

	FOR THE YEARS ENDED DECEMBER 31,
	2000	2001	2002	2003	2004
		(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues	$113,089	$140,038	$198,727	$360,534	$583,978
Cost of revenues (excluding depreciation and amortization)	50,954	63,685	91,189	181,085	300,588
Gross margin	62,135	76,353	107,538	179,449	283,390
Selling, general and administrative (excluding depreciation and amortization)	45,420	48,935	46,147	64,384	112,855
Depreciation and amortization	31,851	41,398	29,961	45,334	74,999
Impairment charge	—	31,291	—	—	—
Income (loss) from continuing operations	(15,136)	(45,271)	31,430	69,731	95,536
Equity in earnings (losses) of ventures	(285)	8,155	4,375	4,687	278
Interest income (expense), net	7,126	777	(667)	(872)	559
Foreign currency gain (loss)	(390)	(647)	(1,174)	(232)	660
Other non-operating expense	(148)	—	—	—	—
Minority interest	(431)	(117)	(527)	(480)	(1,506)
Provision for income taxes	990	1,902	4,627	17,399	30,744
Net income (loss) before cumulative effect of change in accounting principle	(10,254)	(39,005)	28,810	55,435	64,783
Cumulative effect of change in accounting principle	—	—	974	—	—
Net income (loss)	(10,254)	(39,005)	29,784	55,435	64,783
Income (loss) from continuing operations per share — basic	(0.63)	(1.92)	1.30	2.45	2.64
Net income (loss) per share before cumulative effect of change in accounting principle — basic	(0.43)	(1.65)	1.20	1.20	1.79
Cumulative effect of change in accounting principle	—	—	0.04	0.04	—
Net income (loss) per share — basic	(0.43)	(1.65)	1.24	1.95	1.79
Weighted average shares — basic	24,096	23,605	24,102	28,468	36,226
Income (loss) from continuing operations per share — diluted	(0.63)	(1.92)	1.28	2.40	2.61
Net income (loss) per share before cumulative effect of change in accounting principle — diluted	(0.43)	(1.65)	1.17	1.90	1.77
Cumulative effect of change in accounting principle	—	—	0.04	—	—
Net income (loss) per share — diluted	(0.43)	(1.65)	1.21	1.90	1.77
Weighted average shares — diluted	24,096	23,605	24,517	29,107	36,553
Cash dividends per common share	—	—	—	—	0.80

	AT DECEMBER 31,
	2000	2001	2002	2003	2004
		(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$57,889	$37,404	$59,625	$65,180	$53,699
Investments available for sale	54,344	8,976	—	—	—
Property and equipment, net	82,377	98,590	166,121	283,110	347,891
Investments in and advances to ventures	49,629	45,981	721	251	742
Goodwill and intangible assets, net	70,045	57,146	127,669	248,843	247,570
Total assets	348,456	300,384	435,810	729,226	805,768
Long-term debt, including long-term capital lease obligations	15,658	10,733	29,732	3,963	1,738
Minority interest	3,337	5,967	2,187	2,722	11,738
Shareholders’ equity	287,241	224,892	311,506	584,279	626,381

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

     In October 2000, the Company acquired the assets of IT INFOART STARS, a leading horizontal Russian and English language Internet portal, for approximately $8.3 million in cash. In December 2000, the Company acquired Agama Limited (“Agama”) that owns the Agama family of web properties for approximately $13.1 million in cash and the issuance of 399,872 shares of the Company’s common stock valued at $3.8 million.

     In December 2000, the Company acquired an approximately 24% ownership interest in MCT Corp. in exchange for the Company’s 100% ownership of Vostok Mobile B.V., a Netherlands registered private limited holding company that owned the Company’s Russian mobile operations.

     Refer to note 4 to the Consolidated Financial Statements for a description of the change in method of accounting for goodwill in 2002.

     In the third quarter of 2004, management determined that the Company has been inadvertently carrying accruals for estimated taxes, other than income taxes. Management concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in any of the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for each of the years ended December 31, 2004, 2003, and 2002. This discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 220 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.

     We organize our operations into four business segments, as follows:

•	BUSINESS AND CORPORATE SERVICES (“BCS”). Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	CARRIER AND OPERATOR SERVICES. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	CONSUMER INTERNET SERVICES. Using our fiber optic and satellite-based networks, we provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	MOBILE SERVICES. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine.

     Additionally, we hold a minority interest in MCT Corp. (“MCT”), which in turn has ownership interests in 13 mobile operations located throughout Russia and in Uzbekistan, Tajikistan and Afghanistan. We treat our ownership interest in MCT as an equity method investment and are not actively involved in the day-to-day management of the operations.

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

     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) - ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the USD has become relatively stable since early 2000 and appreciated in 2003 and 2004 so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

RECENT ACQUISITIONS

     In August 2003, we completed the acquisition of 100% ownership interest in OOO Sibchallenge (“Sibchallenge”), a telecommunications service provider in Krasnoyarsk, Russia, for cash consideration of approximately $15.4 million. The acquisition of Sibchallenge establishes our presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements.

     In December 2003, we completed the acquisition of 100% of the shares in OAO Comincom (“Comincom”), and its wholly-owned subsidiary, OAO Combellga (“Combellga”) from Nye Telenor East Invest for a total purchase price of approximately $195.3 million, consisting of approximately $193.5 million in our common stock and direct transaction costs of approximately $1.8 million. The acquisition further strengthens our position in the key Moscow and St. Petersburg communications markets, and positions us to realize operating and capital expenditure synergies. Comincom provided telecommunications services, principally to major hotels, business offices, embassies and mobile communication companies through its telecommunications network in Russia. As of December 1, 2004, all assets, liabilities, rights and obligations of Comincom and Combellga were transferred to Sovintel as part of the legal merger of these three wholly-owned subsidiaries.

     In February 2004, we completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDING”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. In April 2004, we completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, we completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that we did not already own. In May 2004, we completed the acquisition of a 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. These companies were acquired for approximately $16.0 million in cash, with $1.1 million held in escrow for a period of one year related to Balticom and $0.5 million payable for Buzton upon satisfactory achievement of certain conditions.

     In August 2004, we entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of the common stock in Hudson Telecom, Inc., a Delaware corporation, which owns 100% ownership interest in OOO Digital Telephone Networks and OOO Digital Telephone Switches, which together comprise one of the largest regional alternative operators in Russia. Their operations are in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. Amounts in the escrow may be used to compensate us in the event of the realization of certain contingent liabilities in the acquired entities. While we expected to consummate this transaction in 2004, it has taken the seller additional time to conclude this transaction. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence and the seller’s fulfilment of certain conditions precedent. The transaction is expected to close in the first half of 2005.

OTHER DEVELOPMENTS

     On January 1, 2004, a new law “On Telecommunications” (the “New Law”) came into effect in Russia. The New Law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The New Law was designed to create a new interconnect pricing regime in 2004 that should be more transparent and unified, if fairly implemented. However, as of December 31, 2004, this pricing regime has not been implemented. The New Law also creates a universal service charge calculated as a percentage of revenue which is not expected to exceed 3% of certain revenues of a telecommunications company. It is expected that the first payments of the universal service charge will be made in 2005. The New Law may increase the regulation of our operations, as it is intended to regulate licenses for long distance, international long distance and Voice over Internet Protocol (“VoIP”). Until such time as appropriate regulations consistent with the New Law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

     In March of 2005, we submitted an application for an intercity and international license in Russia. This license would allow us to handle long-distance voice traffic for our customers and other licensed operators, including mobile operators. This license is an integral component to our strategy of becoming the number one nationwide operator in Russia. This intercity and international license regime is an important component to Russia’s liberalization plans for telecommunications. In anticipation of approval in 2005, we are planning the implementation of essential infrastructure including a number of long-distance switches.

     Recognizing that many of the markets in which we operate are complex, in particular as it relates to business, regulatory, political and cultural matters, we occasionally seek experienced local partners to assist in markets where we are likely to encounter operational difficulties. We have been cooperating with local partners in Ukraine to resolve commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine but had not previously finalized the compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors approved the sale of a non-controlling interest in Golden Telecom (Ukraine) (“GTU”) to such parties.

     Upon approval of our Board of Directors, in August 2004 we entered into a compensation arrangement for services provided to assist us in resolving commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine. Our local partners have provided services on a success fee basis. Our Board of Directors approved an arrangement that effectively transferred 20% of the shares in GTU owned by us to the local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, we paid the local partners $0.5 million in cash and granted the local partner an option to purchase 20% of GTU for $0.5 million in cash, in a transaction where the cash and the value of the services were approximately $3.6 million. This transaction closed in the third quarter of 2004, when the performance was completed and the option was exercised and resulted in a charge to operating income of approximately $3.6 million. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity, rather than income since we did not believe that the method of determining fair value met the objectively determinable criteria as required by Staff Accounting Bulletin Topic 5H. Fair value of the option approximated the fair value of shares transferred to the local partner due to the short exercise period of the option and was determined using the discounted cash flow valuation method. We continue to believe that Ukraine offers promising investment opportunities but that there are still political and commercial risks associated with operating in Ukraine.

     In July 2004, our Board of Directors adopted a Long-Term Incentive Bonus Plan (“LTIBP”) for our senior management, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% restricted shares for our officers and 50% restricted shares and 50% cash payments for other qualified employees participating in LTIBP if we meet certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute for our Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. During the twelve months ended December 31, 2004 we did not record any expenses associated with the LTIBP as we did not achieve the operational and financial targets for 2004. We currently anticipate repurchasing from time to time in the open market, a number of our shares equal to the number of our shares that are subject to awards under the LTIBP. We have not granted any shares under the LTIBP.

     In the third quarter of 2004, management determined that we had been inadvertently carrying accruals for estimated taxes, other than income taxes. Management concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in any of the periods presented.

     In February 2005, we received notice from Vimpelcom, our largest customer, that it is diverting a volume of traffic away from us pursuant to the telephone traffic routing provisions of the New Law and the General Scheme for operation of the Russian GSM Network promulgated by the Russian Ministry of Communications. At this point, we are in discussions with Vimpelcom and regulatory agencies and cannot accurately predict what will be the impact of this new issue on our operations going forward. Since January 1, 2005, we have lost approximately $0.2 million in revenue due to Vimpelcom’s action.

HIGHLIGHTS AND OUTLOOK

     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2003 and 2004, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2003 and 2004, although the major factor of revenue increases in 2004 was the acquisition of Comincom. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operations.

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

     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link which we launched in the middle of 2004 will be continued into the second half of 2005. At present, we are constructing an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in the second half of 2005. To date, this inter-city fiber optic link has been completed from Moscow to Noginsk. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $40.0 million to $50.0 million in this and related backbone projects through 2007.

     In Kiev, Ukraine we have entered into agreements to obtain sufficient numbering capacity for our business services operations. Our ability to grow our business services operations in Kiev may become limited if the parties who provide our numbering capacity and other infrastructure requirements are unable or unwilling to perform under their contracts with us.

     A significant portion of our carrier revenue is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of services are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including UMC and Kyivstar, received international communications license. Nevertheless, Ukrainian Mobile Communications (“UMC”), one of our largest customers, continued sending a large volume of outgoing international traffic through our network. Also, cellular operators have an increasing demand for some value added services like our “800” service.

     We have seen a significant year-over-year increase in our dial-up Internet subscriber numbers and we expect the increase to continue, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well.

     We have continued to integrate our acquisitions and improve operational efficiency while at the same time controlling costs. We expect to incur further costs in connection with overall streamlining of our operations during 2005. During the twelve months ended December 31, 2004, we incurred consulting and employee termination costs associated with the operational integration of Comincom into our operations which has been recorded in selling, general and administrative expense. In addition, we have incurred costs associated with, among other things, Sarbanes-Oxley compliance and other consulting and recruiting expenses.

     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as other new technologies. We are responding to these customer demands by testing and implementing new technologies such as VoIP, wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by by-passing the incumbents’ wire network in order to provide higher quality access. Our customers are willing to pay a premium for this type of technology and customer service.

     With respect to 2005, we continue to see growth opportunities organically, through select acquisitions, and through the development of new lines. While our research indicates the telecommunications sector growth in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from the key regions of Rostov-On-Don, Nizhny Novgorod, Samara, Ufa, Krasnoyarsk, Vladivostok, Khabarovsk, and Ekaterinburg.

     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to focus on and grow our market-share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized enterprise or (“SME”) and the small office / home office or (“SOHO”) markets. In these cases where the potential SME and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions. In Carrier and Operator Services our strategy for future years will focus on partnering with more mobile operators in the regions. We aim to provide mobile operators with the right solutions for their needs and thereby benefit from the mobile operator expansion and growth. Our 2004 growth in Consumer and Internet Services indicates that our dial-up business continues to be very strong. However, we also recognize that new technologies are making their way into Russia, Ukraine, and CIS. Thus, we continue to “beta” test new technologies that will benefit consumers and allow us to strengthen our market position as well as to up-sell to our existing dial-up customer base. A recent example of this is our implementation of WiMax and Wi-Fi in selected areas of Russia. Also, with low penetration of dial-up services throughout the regions, we continue to see potential in this market.

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

     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $2.2 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.

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

     Goodwill and assessment of impairment; commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2004, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

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

     Functional currency; effective January 1, 2003, Russia is no longer considered a hyperinflationary economy, therefore the determination of functional currency for United States generally accepted accounting principles (“US GAAP”) reporting purposes should be based on the analysis of the underlying business transactions for each foreign subsidiary. We have determined in accordance with the functional currency criteria of SFAS No. 52, “Foreign Currency Translation”, that the USD should be considered the functional currency of all foreign subsidiaries. There are subjective elements in this determination, including a weight given to each specific criteria established by SFAS No. 52. Changes in the underlying business transactions could lead to different functional currency determination for a particular subsidiary, which would have an impact on its reported financial position and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. We did not identify any previously formed SPEs that are VIEs. Therefore the adoption of FIN No. 46R did not have an impact on the financial position or results of operations.

     In December 2004, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first interim or annual reporting period beginning after June 15, 2005.

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) an “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. As we currently account for share based payments to employees in accordance with the intrinsic value method permitted under ABP No. 25, no compensation expense is recognized. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This provisions of SFAS No. 153 are effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date SFAS No. 153 was issued. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our results of operations or financial position.

RESULTS OF OPERATIONS

     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 14 “Segment Information — Line of Business Data” to our consolidated financial statements. In addition, revenue and costs from related parties are shown in note 13 “Related Party Transactions”.

     In accordance with SFAS No. 52, we have determined that the functional currency of each foreign subsidiary is the USD, as the majority of our cash flows are indexed to, or denominated in USD. Through December 31, 2002, Russia had been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As we believe that the functional currency of each foreign subsidiary is the USD, this change did not have a material impact on our results of operations or financial position.

     According to Russian government estimates, inflation in Russia was 16% in 2002, 14% in 2003 and 12% in 2004. The Russian government expects inflation to be approximately 11% in 2005. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.

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

     THE DISCUSSION OF OUR RESULTS OF OPERATIONS IS ORGANIZED AS FOLLOWS:

•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2004 compared to the Consolidated Results of Operations for the Year Ended December 31, 2003

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2004 compared to Consolidated Financial Position at December 31, 2003

•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2003 compared to the Consolidated Results of Operations for the Year Ended December 31, 2002

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2003 compared to Consolidated Financial Position at December 31, 2002

CONSOLIDATED RESULTS — CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

REVENUE

     Our revenue increased by 62% to $584.0 million for the year ended December 31, 2004 from $360.5 million for the year ended December 31, 2003. The overall increase in revenue was due primarily to the consolidation of 100% of Comincom’s results of operations for a full year and, with respect to our existing business, an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	CONSOLIDATED REVENUE	CONSOLIDATED REVENUE
	FOR THE YEAR	FOR THE YEAR
	ENDED DECEMBER 31, 2003	ENDED DECEMBER 31, 2004
	(IN MILLIONS)
REVENUE
Business and Corporate Services	$188.9	$324.8
Carrier and Operator Services	128.5	198.9
Consumer Internet Services	30.8	45.5
Mobile Services	13.9	15.8
Eliminations	(1.6)	(1.0)

TOTAL REVENUE	$360.5	$584.0

     Business and Corporate Services. Revenue from BCS increased by 72% to $324.8 million for the year ended December 31, 2004 from $188.9 million for the year ended December 31, 2003. The primary reason for the increase is due to the acquisition of 100% ownership interest in Comincom in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. Comincom’s revenue from BCS was $90.7 million for the year ended December 31, 2004. BCS revenue increased by approximately $8.3 million due to the 2004 acquisitions of ST-HOLDING, Balticom, and Buzton. We began consolidating these three companies into our results at various points during the first half of 2004. Additionally, $3.5 million of the total increase is due to 2004 being the first full year that we consolidated the results of Sibchallenge, an August 2003 acquisition. The remainder of the increase was the result of expanding our pre-existing business. In addition to the above factors, in our largest market, Moscow, we had increases in our domestic traffic revenues due to adding approximately 9,100 new corporate customers and signing up 99 new multi-tenant business centers and 10 new trade centers in the year ended December 31, 2004 along with actively promoting new services among our client base. BCS Moscow recognized approximately $23.7 million in revenue from new contracts in 2004 and grew the number of its Direct Inward Dialing lines from 102,037 as of December 31, 2003 to approximately 116,668 as of December 31, 2004.

     Revenue from the BCS division of GTU increased by 52% to $28.8 million for the year ended December 31, 2004 from $19.0 million for the year ended December 31, 2003. The increase in revenue was due to a 63% increase in the number of serviced voice lines and a 28% increase in average rate per minute of use. The latter was caused by the calling party pays (“CPP”) principle of settlement rates introduced by the Ukrainian Parliament in late 2003, which has increased revenue and settlement rates to Ukrainian mobile networks.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 55% to $198.9 million for the year ended December 31, 2004 from $128.5 million for the year ended December 31, 2003. The primary reason for the increase is due to the acquisition of 100% ownership interest in Comincom in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. Comincom’s revenue from Carrier and Operator Services was $21.6 million for the year ended December 31, 2004. Also, revenue increased by approximately $2.5 million due to the 2004 acquisitions of ST-HOLDING, Balticom, and Buzton. We began consolidating these three companies into our results at various points during the first half of 2004. Additionally, $4.7 million of the total increase is due to 2004 being the first full year that we consolidated the results of Sibchallenge, an August 2003 acquisition. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic, including VoIP. In addition, we continue to expand our business with major cellular providers both in the capital and in the regions, which helped offset general tariff declines, although pricing pressures still exist.

     Revenue for the Carrier and Operator Services division of GTU increased by 71% to $19.8 million for the year ended December 31, 2004 from $11.6 million for the year ended December 31, 2003. The increase in revenue was due to a 91% increase in incoming international traffic which we are able to terminate in a number of cities in Ukraine, offset by a 34% decrease in outgoing international traffic.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 48% to $45.5 million for the year ended December 31, 2004 from $30.8 million for the year ended December 31, 2003. The increase is largely the result of increases in the number of dial-up Internet subscribers from 363,545 at December 31, 2003 to 413,351 at December 31, 2004 and the average revenue per Internet subscriber increasing from approximately $8.39 per month to approximately $9.03 per month over the same period.

     Mobile Services. Revenue from Mobile Services increased by 14% to $15.8 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003. Active subscribers increased from 40,026 at December 31, 2003 to 57,490 at December 31, 2004 due to an increase in the number of prepaid subscribers driven by the overall Ukrainian mobile market growth. The average revenue per active subscriber has decreased by 11% to approximately $27.23 per month due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as decrease in the number of the subscribers using the said tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.

EXPENSES

     The following table shows our principal expenses for the years ended December 31, 2003 and December 31, 2004:

	CONSOLIDATED EXPENSES	CONSOLIDATED EXPENSES
	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2004
	(IN MILLIONS)
COST OF REVENUE
Business and Corporate Services	$84.8	$141.2
Carrier and Operator Services	74.9	127.5
Consumer Internet Services	20.2	26.9
Mobile Services	2.8	6.0
Eliminations	(1.6)	(1.0)

TOTAL COST OF REVENUE	181.1	300.6
Selling, general and administrative	64.4	112.9
Depreciation and amortization	45.3	75.0
Equity in earnings of ventures	(4.7)	(0.3)
Interest income	(1.1)	(1.1)
Interest expense	2.0	0.6
Foreign currency (gain)/ loss	0.2	(0.7)
Provision for income taxes	$17.4	$30.7

Cost of Revenue

     Our cost of revenue increased by 66% to $300.6 million for the year ended December 31, 2004 from $181.1 million for the year ended December 31, 2003.

     Business and Corporate Services. Cost of revenue from BCS increased by 67% to $141.2 million, or 43% of revenue, for the year ended December 31, 2004 from $84.8 million, or 45% of revenue, for the year ended December 31, 2003. The primary reason for the increase in cost of revenue and the decrease in cost of revenue as a percentage of revenue was due to the acquisition of 100% ownership interest in Comincom in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. Comincom’s cost of revenue from BCS was $36.0 million for the year ended December 31, 2004, or 40% of its revenue. BCS cost of revenue increased by approximately $3.2 million due to the 2004 acquisitions of ST-HOLDING, Balticom, and Buzton. We began consolidating these three companies into our results at various points during the first half of 2004. Additionally, $1.1 million of the total increase is due to 2004 being the first full year that we consolidated the results of Sibchallenge, an August 2003 acquisition. Cost of revenue as a percentage of revenue decreased as we leveraged the fixed cost portion of our operations over increased volumes.

     Cost of revenue for the BCS division of GTU increased by 60% to $14.6 million, or 51% of revenue, for the year ended December 31, 2004 from $9.1 million, or 48% of revenue, for the year ended December 31, 2003. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 70% to $127.5 million, or 64% of revenue, for the year ended December 31, 2004 from $74.9 million, or 58% of revenue, for the year ended December 31, 2003. The primary reason for the increase in cost of revenue was due to the acquisition of 100% ownership interest in Comincom in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. Comincom’s cost of revenue from Carrier and Operator Services was $12.4 million, or 57% of its revenue, for the year ended December 31, 2004. Also, cost of revenue increased by approximately $0.2 million due to the 2004 acquisition of ST-HOLDING, Balticom, and Buzton. The increase in cost of sales resulting from these acquisitions was minimal since the vast majority of their cost of revenue is incurred with other majority-owned subsidiaries and is, therefore, eliminated in consolidation. We began consolidating these three companies into our results at various points during the first half of 2004. Additionally, $1.2 million of the total increase is due to 2004 being the first full year that we consolidated the results of Sibchallenge, an August 2003 acquisition. The increase in cost of revenue as a percentage of revenue resulted from settlements to other operators not decreasing in line with the pricing concessions to our customers partially offset by operational improvements in terms of efficient use of available network resources. In addition, the cost of revenue as a percentage of revenue increased due to higher volumes of lower margin VoIP sales.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 98% to $16.0 million, or 81% of revenue, for the year ended December 31, 2004 from $8.1 million, or 70% of revenue, for the year ended December 31, 2003. Cost of revenue increased as a percentage of revenue due to a 91% increase in lower margin international incoming traffic and a 34% decrease in higher margin international outgoing traffic.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 33% to $26.9 million, or 59% of revenue, for the year ended December 31, 2004 from $20.2 million, or 66% of revenue, for the year ended December 31, 2003. The decrease as a percentage of revenue was mainly due to leveraging the fixed cost portion of our operations over increased volumes.

     Mobile Services. Cost of revenue from Mobile Services increased by 114% to $6.0 million, or 38% of revenue, for the year ended December 31, 2004 from $2.8 million, or 20% of revenue, for the year ended December 31, 2003. The cost of revenue as a percentage of revenue increased due to the introduction of the CPP principle by the Ukrainian Parliament in the third quarter of 2003 as settlement costs for traffic to other mobile networks increased.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 75% to $112.9 million, or 19% of revenue, for the year ended December 31, 2004 from $64.4 million, or 18% of revenue, for the year ended December 31, 2003. The primary reason for the increase was acquisitions occurring in late 2003 and in 2004. Other factors contributing to the increase were reserves and write-offs of unrecoverable value-added taxes in certain subsidiaries, increased bad debt expense, expenses associated with the December 1, 2004 legal merger and integration of Comincom and Combellga including expense charges related to payroll and assets taxes directly related to the legal merger, increase in cost related to increases in temporary staffing, cost associated with new senior management recruitment and employment, and additional expenses associated with Sarbanes-Oxley compliance. In addition, in the third quarter of 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 66% to $75.0 million for the year ended December 31, 2004 from $45.3 million for the year ended December 31, 2003. The increase was due in part to depreciation on continuing capital expenditures of the consolidated entities, but primarily relates to our acquisition of the 100% ownership interest in Comincom and subsequent consolidation of Comincom as of December 1, 2003 into our results of operations. As a result of consolidating Comincom, depreciation and amortization increased by $18.9 million for the year ended December 31, 2004.

Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to $0.3 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. The decrease in equity in earnings was mainly due to receiving a $4.7 million dividend from MCT in the fourth quarter of 2003.

Interest Income

     Our interest income for the year ended December 31, 2004 remained unchanged from the $1.1 million for the year ended December 31, 2003.

Interest Expense

     Our interest expense was $0.6 million for the year ended December 31, 2004 down from $2.0 million for the year ended December 31, 2003. Debt, excluding capital lease obligations, at December 31, 2004 was $0.2 million compared to $1.2 million at December 31, 2003. On June 30, 2003, we settled $30.0 million of outstanding debt plus accrued interest under a credit facility with ZAO Citibank.

Foreign Currency Gain (Loss)

     Our foreign currency gain was $0.7 million for the year ended December 31, 2004, compared to a foreign currency loss of $0.2 million for the year ended December 31, 2003. The improvement in foreign currency loss is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Minority Interest

     Our minority interest was $1.5 million for the year ended December 31, 2004, compared to a $0.5 million for the year ended December 31, 2003. The increase was the result of minority interests in the earnings of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.

Provision for Income Taxes

     Our charge for income taxes was $30.7 million for the year ended December 31, 2004 compared to $17.4 million for the year ended December 31, 2003. Our effective tax rate was 32% for the year ended December 31, 2004 compared to 24% for the year ended December 31, 2003 partly as a result of increases in non-deductible expenses in 2004, versus recording a deferred tax benefit related to the reduction of a deferred tax asset valuation allowance in 2003. The overall increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Net Income and Net Income per Share

     Our net income for the year ended December 31, 2004 was $64.8 million, compared to a net income of $55.4 million for the year ended December 31, 2003.

     Our net income per share of common stock decreased to $1.79 for the year ended December 31, 2004, compared to a net income per share of $1.95 for the year ended December 31, 2003. The decrease in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,225,531 in the year ended December 31, 2004, compared to 28,467,677 in the year ended December 31, 2003. The increase in outstanding shares was a direct result of the Comincom acquisition and employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis decreased to $1.77 for the year ended December 31, 2004, compared to a net income per common share of $1.90 for the year ended December 31, 2003. The decrease in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,552,547 the year ended December 31, 2004, compared to 29,106,540 for the year ended December 31, 2003.

CONSOLIDATED FINANCIAL POSITION — SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2004 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2003

Accounts Receivable

     Accounts receivable increased from December 31, 2003 to December 31, 2004 as a result of increased revenue during the period ended December 31, 2004 and slower collections from customers.

Property and Equipment

     Our property and equipment increased at December 31, 2004 as compared to December 31, 2003 mainly as a result of continuing capital expenditures.

Intangible Assets

     Our intangible assets increased at December 31, 2004 as compared to December 31, 2003 as a result of our acquisition of ST-HOLDING in February 2004, our acquisition of Balticom Mobile in April 2004, Buzton in May 2004 and the build out of new numbering capacity.

Minority Interest

     Our minority interest increased at December 31, 2004 as compared to December 31, 2003 as a result of minority interests in the equity of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests of GTU arose in 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.

Stockholders’ Equity

     Shareholders’ equity increased from December 31, 2003 to December 31, 2004 as a result of our net income of $64.8 million, cash proceeds of approximately $4.9 million received from the exercise of employee stock options, partially offset by declaring and paying $29.0 million dividends for the year ended December 31, 2004.

     In addition, we transferred 20% of the ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner in August 2004. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity.

     In the third quarter of 2004, management determined that we have been inadvertently carrying accruals for estimated taxes, other than income taxes. Management concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented.

CONSOLIDATED RESULTS — CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

REVENUE

     Our revenue increased by 81% to $360.5 million for the year ended December 31, 2003 from $198.7 million for the year ended December 31, 2002. The overall increase in revenue was largely due to the consolidation of Sovintel’s results of operations for a full year. The breakdown of revenue by business group was as follows:

	CONSOLIDATED REVENUE	CONSOLIDATED REVENUE
	FOR THE YEAR	FOR THE YEAR
	ENDED DECEMBER 31, 2002	ENDED DECEMBER 31, 2003
	(IN MILLIONS)
REVENUE
Business and Corporate Services	$91.7	$188.9
Carrier and Operator Services	73.9	128.5
Consumer Internet Services	21.8	30.8
Mobile Services	13.0	13.9
Eliminations	(1.7)	(1.6)

TOTAL REVENUE	$198.7	$360.5

     Business and Corporate Services. Revenue from BCS increased by 106% to $188.9 million for the year ended December 31, 2003 from $91.7 million for the year ended December 31, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we had increases in our domestic traffic revenues due to adding approximately 1,600 new corporate customers and signing up 74 new multi-tenant business centers in the year ended December 31, 2003 along with actively promoting new services among our client base. In addition, in the fourth quarter of 2003, we had approximately $5.0 million in customer premises equipment sales, higher than we have experienced in previous quarters.

     The acquisition of 100% ownership interest in Comincom was completed in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. As a result of consolidating Comincom, revenue from BCS increased by $6.7 million for the year ended December 31, 2003.

     Revenue from the BCS division of GTU increased by 15% to $19.0 million for the year ended December 31, 2003 from $16.5 million for the year ended December 31, 2002. The increase in revenue was due to an increase in the total intercity minutes of use by business and corporate clients and an increase in monthly recurring charges offset by lower equipment sales.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 74% to $128.5 million for the year ended December 31, 2003 from $73.9 million for the year ended December 31, 2002. The primary reason for the increase is due to the acquisition of the remaining 50% ownership interest in Sovintel, which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, we have added a number of new carriers with increased volumes of traffic, especially VoIP, and increased the number of services that we offer to cellular providers, which has more than offset general tariff declines, although pricing pressures still exist.

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

EXPENSES

     The following table shows our principal expenses for the years ended December 31, 2002 and December 31, 2003:

	CONSOLIDATED EXPENSES	CONSOLIDATED EXPENSES
	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2002	DECEMBER 31, 2003
	(IN MILLIONS)
COST OF REVENUE
Business and Corporate Services	$47.9	$84.8
Carrier and Operator Services	27.4	74.9
Consumer Internet Services	14.6	20.2
Mobile Services	3.0	2.8
Eliminations	(1.7)	(1.6)

TOTAL COST OF REVENUE	91.2	181.1
Selling, general and administrative	46.1	64.4
Depreciation and amortization	30.0	45.3
Equity in earnings of ventures	(4.4)	(4.7)
Interest income	(1.6)	(1.1)
Interest expense	2.2	2.0
Foreign currency loss	1.2	0.2
Provision for income taxes	$4.6	$17.4

Cost of Revenue

     Our cost of revenue increased by 99% to $181.1 million for the year ended December 31, 2003 from $91.2 million for the year ended December 31, 2002.

     Business and Corporate Services. Cost of revenue from BCS increased by 77% to $84.8 million, or 45% of revenue, for the year ended December 31, 2003 from $47.9 million, or 52% of revenue, for the year ended December 31, 2002. The increase in cost of revenue and the decrease in cost of revenue as a percentage of revenue are mainly due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. We began consolidating Sovintel into our results of operations from September 17, 2002. In addition, in the fourth quarter of 2003, we had approximately $5.0 million in customer premises equipment sales with significantly lower margins as part of a strategy to provide a wider range of communication and Internet technology products to our existing customers.

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

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 173% to $74.9 million, or 58% of revenue, for the year ended December 31, 2003 from $27.4 million, or 37% of revenue, for the year ended December 31, 2002. The increase in cost of revenue and the increase in cost of revenue as a percentage of revenue was due to the acquisition of the remaining 50% ownership interest in Sovintel which was completed in the third quarter of 2002. Sovintel’s cost of revenue as a percentage of revenue is traditionally lower margin bilateral voice. We began consolidating Sovintel into our results of operations from September 17, 2002.

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

Cumulative Effect of a Change in Accounting Principle

     We adopted SFAS No. 142 “Accounting for Goodwill,” effective from January 1, 2002. As a result, we recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on our equity method investments in the amount of $1.0 million for the year ended December 31, 2002.

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

CONSOLIDATED FINANCIAL POSITION — SIGNIFICANT CHANGES IN CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2003 COMPARED TO CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2002

     On December 1, 2003, we completed the acquisition of 100% of the shares of Comincom previously held by Telenor and began consolidating the results of operations and financial position of Comincom. Significant fluctuations in certain balance sheet items as of December 31, 2003 as compared to December 31, 2002, were mainly due to the consolidation of Comincom into our financial position. The most significant fluctuations of certain balance sheet items include accounts receivable, property and equipment, goodwill and intangible assets, accounts payable and accrued expenses, deferred tax liabilities and shareholders’ equity. Other significant changes in balance sheet items, excluding the effect of consolidating Comincom are discussed below.

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

Stockholders’ Equity

     Shareholders’ equity increased from December 31, 2002 to December 31, 2003 as a result of our net income of $55.4 million and proceeds of approximately $23.7 million received from the exercise of employee stock options.

INCOME TAXES

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of certain acquired intangible assets is not deductible for income tax purposes; and (3) write-offs of certain assets are not deductible for tax purposes. In 2002, as a result of our Russian and Ukrainian subsidiaries profitability and reasonable certainty of future profits, we reduced the valuation allowance for deferred tax assets in the appropriate Russian and Ukrainian subsidiaries. As of December 31, 2004, we had a deferred tax asset of approximately $2.2 million related to net operating loss carry-forward for US federal income tax purposes. We have concluded that these US loss carry-forwards will be realizable as we anticipate generating future taxable income in the US primarily by earning interest income on intercompany loans to our foreign subsidiaries. We have also recorded a deferred tax asset of $0.6 million related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future since it has generate tax losses since 2003. We also had approximately $10.8 million of other deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we fully anticipate that these other deferred tax assets will be realized through the generation of future taxable income. More information about income taxes and a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in note 11 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents was $53.7 million and $65.2 million as of December 31, 2004 and December 31, 2003, respectively. Our total restricted cash as of December 31, 2004 remained unchanged from the $1.0 million as of December 31, 2003. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the twelve months ended December 31, 2004, we had net cash inflows of $145.1 million from our operating activities. During the twelve months ended December 31, 2003, we had net cash inflows of $87.0 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2004 is mainly due to the increase of net income as a result of increased revenues, and the consolidation of Comincom into our results of operations and financial position from December 1, 2003.

     During the twelve months ended December 31, 2004, we received approximately $566.8 million in cash from our customers for services and we paid approximately $386.1 million to suppliers and employees. During the twelve months ended December 31, 2003, we received approximately $342.8 million in cash from our customers for services and we paid approximately $237.7 million to suppliers and employees.

     We used cash of $128.4 million and $68.0 million for investing activities for the twelve months ended December 31, 2004 and 2003, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $114.6 million for the twelve months ended December 31, 2004 and included capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to construction of last mile access, the intercity fiber project and network upgrades as a result of increased customer connections. Network investing activities totaled $63.7 million for the twelve months ended December 31, 2003. During 2005, we expect our capital expenditures program will continue at a level sufficient to support our strategic and operating needs and will remain consistent, as a percentage of revenue, with 2003 and 2004 capital expenditures as a percentage of revenue.

     We used cash of $15.5 million for the year ended December 31, 2004 for acquisitions which include ST-HOLDING, Buzton, Uralrelcom, and Balticom Mobile. We used cash of $12.3 million of the year ended December 31, 2003 for acquisitions principally attributable to acquiring Sibchallenge.

     In October 2003, MCT declared a cash dividend of $1.90 per common share to holders of record as of October 27, 2003. Our portion of this cash dividend was approximately $4.7 million and was received in November 2003.

     For the year ended December 31, 2004, we received $4.9 million net proceeds from the exercise of employee stock options and for the year ended December 31, 2003, we received $23.7 million net proceeds from the exercise of employee stock options.

     In 2004, we paid quarterly dividends of $0.20 per common share to shareholders totaling $29.0 million. In February 2005 our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. The total amount of payable of approximately $7.3 million will be paid to shareholders on March 31, 2005.

     We had working capital of $83.8 million as of December 31, 2004 and $90.3 million as of December 31, 2003. At December 31, 2004, we had total debt, excluding capital lease obligations, of approximately $0.2 million, none of them were current maturities. At

December 31, 2003, we had total debt, excluding capital lease obligations, of approximately $1.2 million, of which $1.0 million were current maturities. Total debt included amounts that were fully collateralized by restricted cash.

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

     In the ordinary course of business, we have entered into long-term agreements for satellite transponder capacity. In the twelve months ended December 31, 2004, we entered into approximately $57.8 million of satellite transponder capacity agreements generally with terms of 10 years.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of December 31, 2004 for all these facilities totaled $1.0 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.8 million was funded to our non-consolidated entities.

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

     We may not be able to obtain additional financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations. We are negotiating with a financial institution to secure an unsecured credit facility of $45.0 million to fund, in principle part, our acquisition of Hudson Telecom, Inc. Such facility is expected to contain restrictive covenants that will limit the flexibility of our operations.

     As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased additional fiber optic capacity and entered into agreements for satellite-based network capacity; the terms are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments.

     As of December 31, 2004, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	PAYMENTS DUE BY PERIOD
	(IN THOUSANDS)
		LESS
		THAN 1	1 - 3	3 - 5
	TOTAL	YEAR	YEARS	YEARS	THEREAFTER
Long-term debt	$200	$—	$200	$—	$—
Capital lease obligations	4,145	2,553	1,592	—	—
Non-cancelable lease obligations	12,053	4,485	5,790	1,527	251
Purchase obligations — (1)	84,488	21,431	29,317	15,873	17,867

Total contractual cash obligations	$100,886	$28,469	$36,899	$17,400	$18,118

(1)	Purchase obligations mainly include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

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

     Given that much of our operating costs are indexed to or denominated in USD, including employee compensation expense, capital expenditure and interest expense, we have taken specific steps to minimize our exposure to fluctuations in the appropriate foreign currency. Although local currency control regulations require us to collect virtually all of our revenue in local currency, certain ventures generally either price or invoice in USD or index their invoices and collections to the applicable USD exchange rate. Customer contracts may include clauses allowing additional invoicing if the applicable exchange rate changes significantly between the invoice date and the date of payment, favorable terms for early or pre-payments and heavy penalty clauses for overdue payments. Maintaining the USD value of our revenue subjects us to additional tax on exchange gains.

     Although we are attempting to match revenue, costs, borrowing and repayments in terms of their respective currencies, we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

     Our cash and cash equivalents are held largely in interest bearing accounts, in USD, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. The book values of such accounts at December 31, 2004 and 2003 approximate their fair value. Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities.

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

							2004	2003
	2005	2006	2007	2008	2008	THEREAFTER	TOTAL	TOTAL
Cash equivalents	$53,699	$—	$—	$—	$—	$—	$53,699	$65,180
Note receivable	$2,338	$1,494	$—	$—	$—	$—	$3,832	$5,582
Fixed rate	7.00%	7.00%	—	—	—	—	7.00%	7.00%
Long-term debt, including current portion
Variable rate	$—	$200	$—	$—	$—	$—	$200	$1,150
Average interest rate	—	2.70%	—	—	—	—	—	—

     The following table provides information about our financial instruments by local currency and where applicable, presents such information in USD equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

							2004	2003
	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	TOTAL
ASSETS
Current assets
Russian rubles	$57,969	$—	$—	$—	$—	$—	$57,969	$49,961
Average foreign currency exchange rate	27.75	—	—	—	—	—	—	—
Ukrainian hryvna	$6,692	$—	$—	$—	$—	$—	$6,692	$4,719
Average foreign currency exchange rate	5.31	—	—	—	—	—	—	—
Kazakhstan Tenge	$875	$—	$—	$—	$—	$—	$875	$824
Average foreign currency exchange rate	130	—	—	—	—	—	—	—
Uzbekistan Soom	$546	$—	$—	$—	$—	$—	$546	$—
Average foreign currency exchange rate	1,058	—	—	—	—	—	—	—
LIABILITIES
Current liabilities
Russian rubles	$25,268	$—	$—	$—	$—	$—	$25,268	$16,283
Average foreign currency exchange rate	27.75	—	—	—	—	—	—	—
Ukrainian hryvna	$4,906	$—	$—	$—	$—	$—	$4,906	3,053
Average foreign currency exchange rate	5.31	—	—	—	—	—	—	—
Kazakhstan Tenge	$49	$—	$—	$—	$—	$—	$49	$356
Average foreign currency exchange rate	130	—	—	—	—	—	—	—
Uzbekistan Soom	$359	$—	$—	$—	$—	$—	$359	$—
Average foreign currency exchange rate	1,058	—	—	—	—	—	—	—

     Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) the Company’s competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our business and growth strategy, (viii) our intentions to expand our fiber optic capacity and add transmission capacity; (ix) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (x) our plans to repurchase from time to time in the open market a number of shares equal to the number of shares that are subject to awards under the LTIBP, (xi) the impact of critical accounting policies, and (xii) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and its supporting regulations, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, including the impact of the new law “On Telecommunications” and its supporting regulations, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

     Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

GOLDEN TELECOM, INC.

AUDITED FINANCIAL STATEMENTS

GOLDEN TELECOM, INC.
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
WITH REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders
Golden Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Golden Telecom, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 11, 2005

GOLDEN TELECOM, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF US$, EXCEPT SHARE DATA)

	DECEMBER 31,
	2003	2004
	(SEE NOTE
	16)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,180	$53,699
Accounts receivable, net of allowance for doubtful accounts of $13,896 and $23,205 at December 31, 2003 and 2004, respectively	74,016	89,177
VAT receivable	14,819	19,022
Prepaid expenses	12,232	13,793
Deferred tax asset	5,995	7,863
Other current assets	15,909	16,738

TOTAL CURRENT ASSETS	188,151	200,292
Property and equipment:
Telecommunications equipment	311,965	396,060
Telecommunications network held under capital leases	28,712	28,958
Furniture, fixtures and equipment	27,245	34,721
Other property	13,080	12,797
Construction in progress	34,234	61,136

	415,236	533,672
Accumulated depreciation	(132,126)	(185,781)

Net property and equipment	283,110	347,891
Goodwill and intangible assets:
Goodwill	144,008	146,254
Telecommunications service contracts, net of accumulated amortization of $13,619 as of December 31, 2003 and $21,917 as of December 31, 2004	66,622	70,333
Contract-based customer relationships, net of accumulated amortization of $2,859 as of December 31, 2003 and $10,883 as of December 31, 2004	32,310	25,966
Licenses, net of accumulated amortization of $1,854 as of December 31, 2003 and $2,515 as of December 31, 2004	2,103	1,843
Other intangible assets, net of accumulated amortization of $5,492 as of December 31, 2003 and $6,684 as of December 31, 2004	3,800	3,174

Net goodwill and intangible assets	248,843	247,570
Restricted cash	1,005	1,012
Other non-current assets	8,117	9,003

TOTAL ASSETS	$729,226	$805,768

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF US$, EXCEPT SHARE DATA)

	DECEMBER 31,
	2003	2004
	(SEE NOTE
	16)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,779	$81,474
VAT Payable	10,167	14,235
Debt maturing within one year	950	—
Current capital lease obligations	3,067	2,301
Deferred revenue	9,192	11,761
Due to affiliates and related parties	3,495	3,199
Other current liabilities	5,249	3,572

TOTAL CURRENT LIABILITIES	97,899	116,542

Long-term debt, less current portion	200	200
Long-term deferred tax liability	24,461	24,244
Long-term deferred revenue	13,725	23,124
Long-term capital lease obligations	3,763	1,538
Other non-current liabilities	2,177	2,001

TOTAL LIABILITIES	142,225	167,649

Minority interest	2,722	11,738

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2004)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 35,948,094 shares issued and outstanding at December 31, 2003 and 36,322,490 shares issued and outstanding at December 31, 2004)	359	363
Additional paid-in capital	663,464	669,777
Accumulated deficit	(79,544)	(43,759)

TOTAL SHAREHOLDERS’ EQUITY	584,279	626,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$729,226	$805,768

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF US$, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
REVENUE:
Telecommunication services	$189,680	$358,724	$581,521
Revenue from affiliates and related parties	9,047	1,810	2,457

TOTAL REVENUE	198,727	360,534	583,978

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	91,189	181,085	300,588
Selling, general and administrative (excluding depreciation and amortization)	46,147	64,384	112,855
Depreciation and amortization	29,961	45,334	74,999

TOTAL OPERATING EXPENSES	167,297	290,803	488,442

INCOME FROM OPERATIONS	31,430	69,731	95,536

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	4,375	4,687	278
Interest income	1,569	1,084	1,131
Interest expense	(2,236)	(1,956)	(572)
Foreign currency gain (loss)	(1,174)	(232)	660

TOTAL OTHER INCOME (EXPENSE)	2,534	3,583	1,497

Income before minority interest and income taxes	33,964	73,314	97,033
Minority interest	(527)	(480)	(1,506)
Income taxes	4,627	17,399	30,744

Income before cumulative effect of change in accounting principle	28,810	55,435	64,783
Cumulative effect of change in accounting principle	974	—	—

NET INCOME	$29,784	$55,435	$64,783

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	1.20	1.95	1.79
Cumulative effect of a change in accounting principle	0.04	—	—

Net income per share — basic	$1.24	$1.95	$1.79

Weighted average common shares outstanding — basic	24,102	28,468	36,226

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	1.17	1.90	1.77
Cumulative effect of a change in accounting principle	0.04	—	—

Net income per share — diluted	$1.21	$1.90	$1.77

Weighted average common shares outstanding — diluted	24,517	29,107	36,553

Cash dividends per share	$—	$—	$0.80

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF US$)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
OPERATING ACTIVITIES
Net income	$29,784	$55,435	$64,783
Adjustments to Reconcile net income to Net Cash Provided by Operating Activities:
Depreciation	23,560	34,837	56,818
Amortization	6,401	10,497	18,181
Equity in earnings of ventures	(4,375)	(4,687)	(278)
Minority interest	527	480	1,506
Foreign currency (gain) loss	1,174	232	(660)
Deferred tax benefit	(4,213)	(3,117)	(4,606)
Bad debt expense	2,061	3,592	10,065
Other	(196)	(96)	(136)
Changes in assets and liabilities:
Accounts receivable	(5,419)	(15,302)	(22,964)
Accounts payable and accrued expenses	(240)	(3,928)	26,288
Other assets and liabilities	1,582	9,031	(3,908)

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,646	86,974	145,089

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(29,431)	(63,737)	(114,649)
Acquisitions, net of cash acquired	(51,214)	(12,282)	(15,522)
Loan received from equity investee	9,973	—	—
Cash received from escrow account	3,000	—	—
Restricted cash	1,884	510	(7)
Purchase of investments available for sale	(2,000)	—	—
Proceeds from investments available for sale	10,976	—	—
Dividend received from affiliated companies	1,955	4,775	95
Other investing	2,688	2,704	1,705

NET CASH USED IN INVESTING ACTIVITIES	(52,169)	(68,030)	(128,378)

FINANCING ACTIVITIES
Proceeds from debt	30,000	—	—
Repayments of debt	(10,107)	(35,132)	(950)
Net proceeds from exercise of employee stock options	5,904	23,737	4,895
Cash dividends paid	—	—	(28,998)
Other financing	(1,618)	(1,910)	(3,385)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,179	(13,305)	(28,438)

Effect of exchange rate changes on cash and cash equivalents	(435)	(84)	246

Net increase (decrease) in cash and cash equivalents	22,221	5,555	(11,481)
Cash and cash equivalents at beginning of period	37,404	59,625	65,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,625	$65,180	$53,699

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004
(IN THOUSANDS OF US$, EXCEPT SHARE DATA)

					ADDITIONAL	ACCUMULATED	TOTAL
	COMMON STOCK		TREASURY STOCK		PAID-IN	DEFICIT	DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(SEE NOTE 16)	EQUITY
Balance at December 31, 2001, as reported	24,790	$248	(2,273)	$(25,000)	$414,407	$(168,811)	$220,844
Prior period adjustment, see note 16	—	—	—	—	—	4,048	4,048

Balance at December 31, 2001, as restated	24,790	$248	(2,273)	$(25,000)	$414,407	$(164,763)	$224,892
Compensatory common stock grants	—	—	—	—	340	—	340
Exercise of employee stock options	480	5	—	—	5,822	—	5,827
Retirement of treasury shares	(2,273)	(23)	2,273	25,000	(24,977)	—	—
Acquisition of EDN Sovintel LLC	4,024	40	—	—	50,623	—	50,663
Net income	—	—	—	—	—	29,784	29,784

Balance at December 31, 2002	27,021	$270	—	$—	$446,215	$(134,979)	$311,506
Exercise of employee stock options	1,919	19	—	—	23,834	—	23,853
Acquisition of OAO Comincom	7,008	70	—	—	193,415	—	193,485
Net income	—	—	—	—	—	55,435	55,435

Balance at December 31, 2003	35,948	$359	—	$—	$663,464	$(79,544)	$584,279
Exercise of employee stock options	374	4	—	—	4,775	—	4,779
Sale of 20% of Golden Telecom (Ukraine) (see note 18)	—	—	—	—	1,538	—	1,538
Cash dividends paid	—	—	—	—	—	(28,998)	(28,998)
Net income	—	—	—	—	—	64,783	64,783

Balance at December 31, 2004	36,322	$363	—	$—	$669,777	$(43,759)	$626,381

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Golden Telecom, Inc. (“GTI” or the “Company”) is a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). The Company offers voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via intercity fiber optic and satellite-based networks, including approximately 220 combined access points in Russia and other countries of the CIS. The Company offers mobile services in Kiev and Odessa in Ukraine. Golden Telecom was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.’s (“GTS”) operating entities within the CIS and supporting non-CIS holding companies (the “CIS Entities”). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company’s initial public offering (“IPO”) which closed on October 5, 1999.

     The CIS Entities were subsidiaries of GTS prior to the transfer of ownership rights of the CIS Entities to the Company, and after the IPO, GTS retained an approximately 67% interest in the Company. On May 11, 2001, GTS completed the sale of approximately 12.2 million shares, or approximately 50%, of GTI’s common stock to a group of investors led by Alfa Group (“Alfa”), a leading Russia-based financial and industrial concern, and two of the Company’s previously existing major shareholders, Capital International Global Emerging Markets Private Equity Fund, L.P. and investment funds managed by Barings Vostok Capital Partners, including Cavendish Nominees Limited and First NIS Regional Fund SICAV. In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company’s common stock from a subsidiary of GTS and in October 2001, GTS sold the remaining approximately 0.6 million shares of GTI’s common stock and ceased being a shareholder of the Company.

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

Foreign Currency Translation

     The functional currency of all the Company’s foreign subsidiaries is the United States dollar (“USD”) because the majority of their revenues, costs, property and equipment purchased, and debt and trade liabilities is either priced, incurred, payable or otherwise measured in USD. Each of the legal entities domiciled in the CIS maintains its records and prepares its financial statements in the local currency, principally either Russian rubles or Ukrainian hryvna, in accordance with the requirements of domestic accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in the CIS and other non-US jurisdictions in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

     The Company follows a translation policy in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation,” as amended by SFAS No. 130, “Reporting Comprehensive Income”. The temporal method is used for translating assets and liabilities of the Company’s legal entities domiciled in the CIS and other non-United States jurisdictions. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures. Generally, the ruble is not convertible outside of Russia. The official exchange rate which is established by the Central Bank of Russia is a reasonable approximation of market rate. The official exchange rates which are used for translation in the accompanying financial statements at the balance sheet date were 29.45 and 27.75 rubles per USD as of December 31, 2003 and 2004, respectively. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. The change had no impact on the consolidated financial statements.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The translation of local currency denominated assets and liabilities into USD for the purpose of these financial statements does not indicate that the Company could realize or settle in USD the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported USD value of capital to its shareholders.

Cash and Cash Equivalents and Restricted Cash

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less from the date of purchase, that the Company may hold from time to time, as cash and cash equivalents. Restricted cash is primarily related to cash held in escrow at a financial institution for the collateralization of debt obligations that certain of the Company’s consolidated subsidiaries and equity ventures have borrowed from such financial institution.

Accounts Receivable

     Accounts receivable are shown at their net realizable value which approximates their fair value. The allowance for doubtful accounts is estimated by a combination of applying estimated loss percentages against the aging of accounts receivable and specific identification. Bad debt expense for the years ended December 31, 2002, 2003 and 2004 was $2.1 million, $3.6 million and $10.1 million, respectively.

Inventories

     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.

Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $28.7 million and $29.0 million at December 31, 2003 and 2004, respectively, with associated accumulated depreciation of $9.2 million and $13.4 million as of December 31, 2003 and 2004, respectively. Amortization of assets recorded under capital leases is included with depreciation expense for the years ended December 31, 2002, 2003, and 2004.

Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses, and was amortized on a straight-line basis over its estimated useful life, five years, until December 31, 2001. Beginning January 1, 2002, goodwill has been identified as an indefinite lived asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assts”, and accordingly amortization of goodwill ceased as of that date. Intangible assets, which are stated at cost, consist principally of telecommunications service contracts, contract based customer relationships, licenses, software and content and are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to ten years, or their contractual term. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits.

Goodwill Impairment Assessment

     Goodwill is reviewed annually, as of the beginning of the fourth quarter, for impairment or whenever it is determined that impairment indicators exit. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If a goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. No such losses were recognized in the three years ended December 31, 2002, 2003 and 2004.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Long-Lived Assets

     Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No such losses were recognized in the three years ended December 31, 2002, 2003 and 2004.

Income Taxes

     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the United States and the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as the estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, except MCT Corp. (“MCT”), where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

Revenue Recognition

     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed and the time spent online using Internet services. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. The Company also defers up front connection fees which is recognized over the estimated life of the customer. The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer. Revenues are stated net of any value-added taxes charged to customers. Certain other taxes that are based on revenues earned were incurred at a rate of 1% in 2002, and have been included in operating expenses since these taxes are incidental to the revenue cycle.

     The Company has deferred connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue related to connection fees will be recognized over the estimated life of the customer. The total amount of deferred connection fees revenue was $20.0 million and $33.8 million as of December 31, 2003 and 2004, respectively. The total amount of capitalized direct incremental costs related to connection fees was $5.2 million and $8.0 million as of December 31, 2003 and 2004, respectively.

     In the fourth quarter of 2002, the Company re-assessed the average life of the customer and concluded that the average life of the customer increased from three to five years except for Golden Telecom (Ukraine) (“GTU”) which remained at two years for customers in the Business and Corporate Services Division and Operator and Carrier Services Division and eighteen months for customers in the Mobile Services division. The impact of increasing the average life of the customer from three to five years was approximately $0.7 million reduction in revenue and $0.4 million decrease in cost of revenue in the fourth quarter of 2002. The impact of this change in customer life was $0.3 million reduction on net income and $0.01 per common share — basic for the year ended December 31, 2002.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     In November 2002, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

Advertising

     The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was $3.7 million, $5.2 million and $4.7 million, respectively.

Government Pension Funds

     The Company contributes to the local state pension funds and social funds, on behalf of all its CIS employees. In Russia, starting from January 1, 2001 all social contributions, including contributions to the pension fund, were substituted with a unified social tax (“UST”) calculated by the application of a regressive rate from 35.6% to 5% to the annual gross remuneration of each employee. The Company allocates UST to three social funds, including the pension fund, where the rate of contributions to the pension fund vary from 28% to 5%, respectively, depending on the annual gross salary of each employee. The contributions are expensed as incurred.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 2002, 2003 and 2004, comprehensive income for the Company is equal to net income.

Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts and notes receivable. Of the $53.7 million of cash and cash equivalents held at December 31, 2004, $31.0 million was held in United States (“US”) money market instruments in US financial institutions. The remaining balance is being maintained in US-owned banks and local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers. In 2001, the Company granted an unsecured loan to a party in a lease agreement, as disclosed in note 8.

Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earrings per share in annual and interim financial statements. The Company has adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have a significant impact of the Company’s consolidated financial position or results of operations.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The effect of applying SFAS No. 123 on the reported net income, as disclosed below is not representative of the effects on net income in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2002	2003	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported	$29,784	$55,435	$64,783
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,937	3,183	1,922

Pro forma net income	$21,847	$52,252	$62,861

Net income per share:
Basic — as reported	$1.24	$1.95	$1.79
Basic — pro forma	0.91	1.84	1.74
Diluted — as reported	1.21	1.90	1.77
Diluted — pro forma	0.89	1.80	1.72

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first interim or annual reporting period beginning after June 15, 2005.

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) an “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The Company plans to adopt SFAS No. 123R using the modified prospective method. As the Company currently accounts for share based payments to employees in accordance with the intrinsic value method permitted under ABP No. 25, no compensation expense is recognized. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed VIEs. Therefore the adoption of FIN No. 46R did not have an impact on the financial position or results of operations.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company’s results of operations or financial position.

Financial Instruments

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short- and long-term debt approximate their fair value. The fair value of notes receivable, including the long-term portion that are included in other current and non-current assets, respectively was $5.6 million and $3.7 million at December 31, 2003 and 2004, respectively as determined by discounting future payments by 5.5% at December 31, 2003 and by 5.0% at December 31, 2004. At December 31, 2003 and 2004, the Company held no debt at fixed rates.

Exchanges of Nonmonetary Assets

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This provisions of SFAS No. 153 are effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date SFAS No. 153 was issued. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Comparative Figures

     Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 3: NET INCOME PER SHARE

     Basic earnings per share at December 31, 2003 and 2004 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2003 and 2004 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the twelve months ended December 31, 2003 and 2004 was 10,000 stock options.

     The components of basic and diluted earnings per share were as follows:

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2002	2003	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect of a change in accounting principle	$28,810	$55,435	$64,783

Weighted average shares outstanding of:
Common stock	24,102	28,468	36,226
Dilutive effect of:
Employee stock options	415	639	327

Common stock and common stock equivalents	24,517	29,107	36,553

Earnings per share before cumulative effect of a change in accounting principle:
Basic	$1.20	$1.95	$1.79

Diluted	$1.17	$1.90	$1.77

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.

     Upon the adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle for negative goodwill (deferred credit) arising on the Company’s equity method investments in the amount of $1.0 million. The impact of non-amortization of goodwill on the Company’s net income for the twelve months ended December 31, 2002 was approximately $15.0 million increase, or $0.62 per share of common stock — basic.

     Amortization expense for intangible assets for the twelve months ended December 31, 2002, 2003 and 2004 was $6.4 million, $10.5 million and $18.2 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2005 — $17.8 million, 2006 — $16.5 million, 2007 - $15.6 million, 2008 — $13.8 million and 2009 — $8.2 million. The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	AS OF DECEMBER 31, 2003		AS OF DECEMBER 31, 2004
	(IN THOUSANDS)
		ACCUMULATED		ACCUMULATED
	COST	AMORTIZATION	COST	AMORTIZATION
Amortized intangible assets:
Telecommunications service contracts	$80,241	$(13,619)	$92,250	$(21,917)
Contract-based customer relationships	35,169	(2,859)	36,849	(10,883)
Licenses	3,957	(1,854)	4,358	(2,515)
Other intangible assets	9,292	(5,492)	9,858	(6,684)

Total	$128,659	$(23,824)	$143,315	$(41,999)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The changes on the carrying amount of goodwill for the years ended December 31, 2003 and 2004, respectively, are as follows:

	BUSINESS
	&	CARRIER &
	CORPORATE	OPERATOR
	SEGMENT	SEGMENT	TOTAL
	(IN THOUSANDS)
Balance as of December 31, 2002	$28,096	$43,607	$71,703
Goodwill related to acquisitions	56,796	15,509	72,305

Balance as of December 31, 2003	$84,892	$59,116	$144,008
Goodwill related to acquisitions	1,932	314	2,246

Balance as of December 31, 2004	$86,824	$59,430	$146,254

NOTE 5: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

ACQUISITIONS IN 2002

     In August 2002, the Company acquired approximately 31% of GTU, a majority owned subsidiary, for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability, net of $0.3 million discount, determined at the rate of 6.11%. The acquisition was accounted for as a purchase business combination under US GAAP. The Company has recorded approximately $1.8 million of contract-based customer relationship intangible assets that are amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.

     In September 2002, subsidiaries of the Company completed the acquisition of 50% of EDN Sovintel LLC (“Sovintel”) that the Company did not own from Open Joint Stock Company Rostelecom (“Rostelecom”), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of the Company and Rostelecom, bringing the Company’s ownership in Sovintel to 100%. The total purchase price of approximately $113.1 million consisted of approximately $50.7 million in GTI’s common stock, representing 4,024,067 shares, $10.0 million in cash consideration, $46.0 million in promissory note consideration (see discussion below), and direct transaction costs of approximately $7.1 million, including an investment banking fee of approximately $3.3 million paid to an affiliate of Alfa, a shareholder of the Company. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia. The Company began consolidating the results of operations of Sovintel on September 17, 2002.

     In September 2002, TeleRoss LLC (“TeleRoss”), a wholly-owned Russian subsidiary of the Company, issued a three month $46.0 million non-interest bearing note payable to Rostelecom in partial settlement of the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. TeleRoss was required to and settled the note, in full, in December 2002. This non-interest bearing note payable was recorded net of $0.7 million discount representing imputed interest.

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

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

SEPTEMBER 17, 2002
(IN THOUSANDS)
ASSETS:
Current assets	$43,223
Property and equipment, net	64,124
Telecommunications service contracts intangible assets, net	14,742
Contract based customer relationship intangible assets, net	6,350
Licenses, net	562
Other intangible assets, net	300
Goodwill	54,262
Other assets	11,114

Total assets	$194,677
LIABILITIES:
Current liabilities	$23,774
Non-current liabilities	8,514

Net assets	$162,389
Less: previous carrying value of the Company’s equity method investment in Sovintel	(49,283)

Total purchase consideration and acquisition costs	$113,106

Consideration and acquisition costs:
Cash consideration	$10,000
Promissory note consideration, net of discount	45,307
GTI shares consideration	50,663
Direct transaction costs	7,136

Total purchase consideration and acquisition costs	$113,106

     The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $14.7 million to telecommunications service contracts intangible assets which are amortized over a weighted average period of approximately 9 years, approximately $6.4 million to contract based customer relationship intangible assets which are amortized over a weighted average period of approximately 5 years, approximately $0.6 million to licenses which are amortized over a weighted average period of 5 years, and approximately $0.3 million to other identified intangible assets which are amortized over 5 years. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $54.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $26.1 million of this goodwill has been assigned to the Business and Corporate Services reportable segment and approximately $28.2 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment. In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the acquisition of the remaining 50% of Sovintel. The goodwill will be tested for impairment at least annually.

     The following unaudited pro forma combined results of operations for the Company give effect to the Sovintel business combination as if it had occurred at the beginning of 2002. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

TWELVE MONTHS ENDED
DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT PER
SHARE DATA)
Revenue	$286,998
Income (loss) before cumulative effect of a change in accounting principle	36,587
Cumulative effect of a change in accounting principle	974

Net income (loss)	$37,561

Basic earnings (loss) per share of common stock:
Income (loss) before cumulative effect of a change in accounting principle	$1.36
Cumulative effect of a change in accounting principle	0.04

Net income (loss) per share — basic	$1.40

Weighted average common shares — basic	26,748

Diluted earnings (loss) per share of common stock:
Income (loss) before cumulative effect of a change in accounting principle	$1.34
Cumulative effect of a change in accounting principle	0.04

Net income (loss) per share — diluted	$1.38

Weighted average common shares — diluted	27,163

ACQUISITIONS IN 2003

     In August 2003, the Company completed the acquisition of 100% of OOO Sibchallenge (“Sibchallenge”), a telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an investment banking fee of $0.3 million paid to Belongers Limited, an affiliate of Alfa, a shareholder of the Company. The acquisition of Sibchallenge establishes GTI’s presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements.

     The acquisition of 100% of Sibchallenge was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The following is the condensed balance sheet of Sibchallenge as of August 31, 2003 reflecting purchase price allocation to the net assets acquired:

AUGUST 31, 2003
(IN THOUSANDS)
ASSETS:
Current assets	$1,792
Property and equipment	7,057
Telecommunications service contracts intangible assets, net	11,175

Total assets	$20,024

LIABILITIES:
Current liabilities	$1,519
Non-current liabilities	3,121

Net assets	$15,384

Consideration and acquisition costs:
Cash consideration	15,000
Direct transaction costs	384

Total purchase consideration and transaction costs	$15,384

     The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $11.2 million to telecommunications service contracts intangible assets. These identified intangible assets are amortized over a period of 10 years. There was no goodwill recorded as a result of this transaction. The results of operations of Sibchallenge have been included in the Company’s consolidated operations since August 31, 2003.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     In December 2003, the Company completed the acquisition of 100% of the shares in OAO Comincom (“Comincom”) from Nye Telenor East Invest as (“Telenor”), pursuant to a Share Exchange Agreement. The total purchase price of approximately $195.3 million consisted of approximately $193.5 million in GTI’s common stock, representing 7,007,794 shares and direct transaction costs of approximately $1.8 million. The purchase consideration has been determined using the closing date of the transaction as December 1, 2003. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between November 26, 2003 and December 2, 2003, which was $27.61 per share. Comincom provides telecommunications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia, including Moscow, St. Petersburg, Voronezh, Samara and several other major population centers. The Company began consolidating the results of operations of Comincom on December 1, 2003.

     The acquisition of 100% of the shares in Comincom was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations. The following is the condensed balance sheet of Comincom as of December 1, 2003 reflecting the purchase price allocation to the net assets acquired:

DECEMBER 1, 2003
(IN THOUSANDS)
ASSETS:
Current assets	$38,191
Property and equipment	84,749
Telecommunications service contracts intangible assets, net	17,344
Contract-based customer relationship intangible assets, net	26,847
Licenses, net	546
Goodwill	72,305
Other assets	1,575

Total assets	$241,557

LIABILITIES:
Current liabilities	$28,678
Non-current liabilities	17,535

Net assets	$195,344

Consideration and acquisition costs:
GTI shares consideration	193,485
Direct transaction costs	1,859

Total purchase consideration and acquisition costs	$195,344

     The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $17.3 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 10 years, approximately $26.8 million to contract-based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years, and approximately $0.5 million to licenses which will be amortized over a weighted average period of 4 years. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $72.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $15.5 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment and approximately $56.8 million of this goodwill has been assigned to the Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the acquisition of 100% of the shares in Comincom. The goodwill will be tested for impairment at least annually.

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

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2002	2003
	(IN THOUSANDS, EXCEPT
	PER SHARE DATA)
Revenue	$371,226	$458,276
Income before cumulative effect of a change in accounting principle	43,368	61,802
Cumulative effect of a change in accounting principle	974	—

Net income	$44,342	$61,802

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$1.30	$1.77
Cumulative effect of a change in accounting principle	0.03	—

Net income (loss) per share — basic	$1.33	$1.77

Weighted average common shares — basic	33,454	34,990

Diluted earnings (loss) per share of common stock:
Income (loss) before cumulative effect of a change in accounting principle	$1.28	$1.74
Cumulative effect of a change in accounting principle	0.03	—

Net income (loss) per share — diluted	$1.31	$1.74

Weighted average common shares — diluted	33,869	35,539

ACQUISITIONS IN 2004

     In February 2004, the Company completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDINGS”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. In April 2004, the Company completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, the Company completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that the Company did not already own. In May 2004, the Company completed the acquisition of a 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. These companies were acquired for approximately $16.0 million in cash, with $1.1 million held in escrow for a period of one year related to Balticom and $0.5 million payable for Buzton upon satisfactory achievement of certain conditions. The results of ST-HOLDINGS have been included in the Company’s consolidated operations since February 1, 2004. The results of Balticom have been included in the Company’s consolidated operations since April 30, 2004. The results of Buzton have been included in the Company’s consolidated operations since May 31, 2004.

     In August 2004, the Company entered into a share purchase agreement with Nodama Holdings, Ltd. (“Nodama”), to acquire 100% of Hudson Telecom, Inc., a Delaware corporation, which owns 100% of OOO Digital Telephone Networks and OOO Digital Telephone Switches, together comprising one of the largest regional alternative operators in Russia operating in Rostov-on-Don and the surrounding region. Upon closure, Nodama will receive $45.0 million in cash of which $5.0 million will be placed in escrow for a period of one year subject to the achievement of certain financial conditions. Amounts in the escrow may be used to compensate the Company in the event of the realization of certain contingent liabilities in the acquired entities. While the Company had expected to consummate this transaction in 2004, it has taken Nodama additional time to conclude this transaction. The consummation of the transaction is conditioned upon, among other things, the completion of satisfactory due diligence and the seller’s fulfillment of certain conditions precedent. The transaction is expected to close in the first half of 2005.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 6: INVESTMENTS IN AND ADVANCES TO VENTURES

     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments, in the periods shown, range from approximately 22% to 50%.

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.

     For all periods presented through December 31, 2004, the significant investments accounted for under the equity method and the percentage interest owned consist of the following:

	EQUITY METHOD ENTITIES
	PERIOD	OWNERSHIP
Sovintel	Through September 16, 2002	50%
Other Regional Ventures	All	50%
TeleRoss Samara	Through June 2002	50%
MCT	From December 2000	22%-24%

     TeleRoss Samara and Sovintel are accounted for using the consolidation method subsequent to the dates indicated above.

     The following table presents summarized income statement information from the Company’s significant equity investee, Sovintel, for the period January 1, 2002 to September 16, 2002. Effective September 17, 2002, the Company began consolidating the results of operations of Sovintel as a result of the acquisition of the 50% interest not controlled previously.

PERIOD FROM JANUARY 1 TO
SEPTEMBER 16, 2002
(IN THOUSANDS)
Revenue	$101,261
Gross margin	45,248
Operating income	25,875
Net income	19,115

     The Company recognized equity in losses related to its investment in MCT of $5.1 million for the year ended December 31, 2002, reducing the carrying value of the Company’s investment in MCT to zero. In August 2003, MCT concluded a binding agreement with OJSC Mobile TeleSystems (“MTS”) on the sale of five of its cellular operators. MTS paid MCT approximately $70.0 million and assumed certain guarantees as part of the transaction. In October 2003, MCT declared a cash dividend of $1.90 per common share to shareholders of record as of October 27, 2003. The Company’s portion of this cash dividend was approximately $4.7 million. This cash dividend was received in November 2003 and is classified as part of equity in earnings in the consolidated statement of operations. In November 2004, MCT concluded the sale of its 88% interest in Sibintertelecom to MTS for approximately $41.0 million. Consideration has been given to the resumption of equity accounting; however management does not believe that the Company’s share of income resulting from the sale of assets that MCT has made would exceed losses that had previously not been recognized once the investment in MCT had been reduced to zero.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

	DECEMBER 31,
	2003	2004
	(IN THOUSANDS)
Other current assets consist of:
Inventory	$7,932	$8,911
Notes receivable	1,972	2,338
Other current assets	6,005	5,489

Total other current assets	$15,909	$16,738

Other non-current assets consist of:
Notes receivable	$3,610	$1,494
Investments in and advances to ventures	251	742
Other non-current assets	4,256	6,767

Total other non- current assets	$8,117	$9,003

Accounts payable and accrued expenses consists of:
Accounts payable	$45,389	$57,566
Interest payable	11	2
Accrued compensation	2,241	3,046
Accrued other taxes	1,092	480
Accrued access and network services	9,471	11,262
Other accrued expenses	7,575	9,118

Total accounts payable and accrued expenses	$65,779	$81,474

Other current liabilities consists of:
Non-trade liabilities to GTS	$2,904	$2,904
Other current liabilities	2,345	668

Total other current liabilities	$5,249	$3,572

NOTE 8: DEBT OBLIGATIONS AND CAPITAL LEASES

     The Company paid interest of $4.8 million, $2.0 million and $0.6 million in 2002, 2003 and 2004, respectively.

     Some of the Company’s operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Russian subsidiary of Citibank. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company’s Russian registered ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for the Company’s larger Russian operating companies. The funding level as of December 31, 2004 for all these facilities totaled $1.0 million, of which $0.2 million was funded to the Company’s consolidated subsidiaries and $0.8 million was funded to the Company’s affiliates. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate (“LIBOR”) plus 1.0 percent per annum (equivalent to approximately 2.7%, on average for loans outstanding, at December 31, 2004) and mature between December 2006 and January 2007.

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

     In September 2001, the Company entered into a five year lease for the right to use up to VC-3 fiber optic capacity on major routes within Russia to support the increase in the Company’s interregional traffic and regional expansion strategy. The lease is classified as a capital lease in the balance sheet. In December 2001, GTI issued a $9.1 million loan to the same company that has provided the lease. The loan has payment terms of 56 months, which started in January 2002, and carries interest at the rate of 7 percent per annum.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The following table presents minimum lease payments under capital leases:

LEASE PAYMENTS
(IN THOUSANDS)
2005	$2,553
2006	1,592

4,145
Less: interest	306

Total principal payments	$3,839

     In September 2002, ROL Holdings Limited (“ROLH”), a wholly-owned Cypriot subsidiary of the Company, entered into a secured $30.0 million credit facility with ZAO Citibank (“Citibank Credit Facility”). ROLH drew upon the Citibank Credit Facility in the fourth quarter of 2002 to fund the repayment of $30.0 million of the $46.0 million non-interest bearing promissory note issued to Rostelecom by TeleRoss in connection with the acquisition of the remaining 50% ownership interest in Sovintel previously held by Rostelecom. In June 2003, the Company settled early the $30.0 million of outstanding debt plus accrued interest. There was no penalty for the early settlement of this debt however an additional $0.2 million of previously capitalized financing costs was recognized as interest expense which was previously being recognized over the life of the facility.

NOTE 9: SHAREHOLDERS’ EQUITY

Common Stock

     In July 2001, the Company completed a buy-back of $25.0 million, or approximately 2.3 million shares, of the Company’s common stock at $11.00 per share, from a subsidiary of GTS. In the fourth quarter of 2002, the Company retired approximately 2.3 million of the Company’s common stock held in treasury.

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

     The Company’s outstanding shares of common stock increased by 1,918,882 shares and 374,396 shares in the twelve months ended December 31, 2003 and 2004, respectively issued in connection with the exercise of employee stock options. The Company has reserved 1,361,681 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.

Preferred Stock

     On May 17, 2000, the Company’s shareholders authorized 10 million shares of preferred stock, none of which have been issued.

Additional Paid-In Capital

     As further described in note 18, in August 2004, the Company transferred 20% of the ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU in the amount of $1.5 million was recorded as a credit to the consolidated equity.

Dividends

     During 2004, the Company paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for the year. The total amount paid by the Company was $29.0 million.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 10: STOCK OPTION PLANS

     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc., (the “Option Plan”). The Company has granted and intends to offer stock options to key employees and members of the Board of Directors of the Company. The Company recognized $0.5 million in compensation expense in the year ended December 31, 2002, in connection with options granted to employees of the Company’s equity investees. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant.

     The fair value of options granted under the GTI Option Plan in 2002 are estimated to be $8.77 per common share, in 2003 are estimated to be between $9.39 and $15.05 per common share and in 2004 are estimated to be $14.59 per common share, on the date of grant using the Black Scholes option pricing model with the following assumptions:

	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2003	2004
Risk free interest rate	4.71%	2.89 - 3.55%	4.39%
Dividend yield	0.0%	0.0%	3.0%
Expected life (years)	3.0	3.0	3.0
Volatility	123%	104 - 108%	95%

     Additional information with respect to stock options activity is summarized as follows:

	YEAR ENDED DECEMBER 31,
	2003		2004
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	2,657,073	$12.75	904,272	$13.48
Options granted	195,000	14.56	5,000	26.61
Options exercised	(1,918,882)	12.43	(374,396)	12.76
Options expired	(20,054)	27.06	—	—
Options forfeited	(8,865)	15.63	(17,863)	12.00

Outstanding at end of year	904,272	13.48	517,013	14.18

Options exercisable at end of year	566,324	$13.49	448,818	$14.07

     The following table summarizes information about stock options outstanding:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE
		REMAINING	WEIGHTED		WEIGHTED
		CONTRACTUAL	AVERAGE		AVERAGE
EXERCISE PRICES	NUMBER	LIFE	EXERCISE	NUMBER	EXERCISE
AT DECEMBER 31, 2004:	OUTSTANDING	(IN YEARS)	PRICE	EXERCISABLE	PRICE
$12.00	212,156	5.7	$12.00	212,156	$12.00
14.00	174,900	8.1	14.00	111,705	14.00
15.63	94,957	5.3	15.63	94,957	15.63
19.45	20,000	3.4	19.45	20,000	19.45
26.61	5,000	4.4	26.61	—	—
33.25	10,000	5.4	33.25	10,000	33.25

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 11: INCOME TAXES

     The Company accounts for income taxes using the liability method required by FASB Statement No. 109 “Accounting for Income Taxes”.

     The components of income before income taxes and minority interest were as follows:

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
	(IN THOUSANDS)
Pretax income:
Domestic	$5,823	$5,754	$(4,853)
Foreign	28,141	67,560	101,886

	$33,964	$73,314	$97,033

     The following is the Company’s significant components of the provision for income taxes attributable to continuing operations:

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
	(IN THOUSANDS)
Domestic — current	$16	$—	$—
Domestic — deferred	—	(1,861)	(373)
Foreign — current	8,824	20,516	35,350
Foreign — deferred	(4,213)	(1,256)	(4,233)

	$4,627	$17,399	$30,744

     The Company paid income taxes of $8.5 million, $17.5 million and $36.1 million in 2002, 2003 and 2004, respectively.

     US taxable income or losses recorded are reported on the Company’s consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS’ US net operating loss carry-forwards in 1999. As of December 31, 2004, the Company had net operating loss carry-forwards for US federal income tax purposes of approximately $6.5 million expiring in fiscal years 2010 through 2019. The Company also has net operating loss carry-forwards for Cyprus tax purposes of approximately $13.2 million which do not expire.

     The reconciliation of the US statutory federal tax rate of 35.0% to the Company’s effective tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Tax expense at US statutory rates	(35.0)%	(35.0)%	(35.0)%
Non-deductible expenses/non-taxable income:
Amortization	(0.7)	(0.4)	(0.6)
Equity in earnings	5.8	—	0.1
Other non-deductible expenses	(5.3)	(4.9)	(7.3)
Foreign exchange differences	(1.2)	(0.1)	0.2
Different foreign tax rates	7.7	9.3	11.4
Change in valuation allowance	15.1	3.1	—
Other permanent differences	—	4.3	(0.5)

Tax expense	(13.6)%	(23.7)%	(31.7)%

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company’s deferred tax assets and liabilities:

	DECEMBER 31,
	2003	2004
	(IN THOUSANDS)
Deferred Tax Assets:
Net operating loss carry-forwards	$2,514	$2,793
Accrued expenses	2,525	2,027
Deferred revenue	4,800	7,639
Other deferred tax assets	1,117	1,180
Valuation allowance	(559)	(559)

Total deferred tax asset	$10,397	$13,080

Deferred Tax Liabilities:
Accrued revenue	$—	$16
Deferred expenses	1,306	1,958
Intangible assets	21,489	23,472
Fixed assets	5,468	3,720
Other deferred tax liabilities	600	295

Total deferred tax liability	$28,863	$29,461

Net deferred tax liability	$(18,466)	$(16,381)

     The following table presents the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2004 attributable to different tax paying components in different tax jurisdictions:

	DECEMBER 31,
	2003	2004
	(IN THOUSANDS)
Deferred Tax Assets:
US tax component	$1,861	$2,234
Foreign tax component	8,536	10,846

Total deferred tax asset	$10,397	$13,080

Deferred Tax Liability:
US tax component	$—	$—
Foreign tax component	28,863	29,461

Total deferred tax liability	$28,863	$29,461

Net deferred tax liability	$(18,466)	$(16,381)

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Also in December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, since the Company does not have any substantive operations in the United States.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Leases

     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $4.9 million, $4.9 million, and $6.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2004, are as follows: 2005 — $4.5 million, 2006 — $2.4 million, 2007 — $1.7 million, 2008 — $1.7 million, 2009 — $1.4 million, and thereafter — $0.4 million.

Other Commitments and Contingencies

     The Company has future purchase commitments of $24.6 million and $84.5 million as of December 31, 2003 and 2004, respectively.

     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in note 8. The Company expects that all the collateralized debt will be repaid by the ventures.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Major Customers

     The Company had one major customer in the Carrier and Operator reporting segment, representing $23.1 million, or 12%, of total revenues in 2002, $27.6 million, or 8%, of total revenues in 2003 and $31.0 million, or 5%, of total revenue in 2004.

Tax Matters

     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2003 and 2004. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.

     The Company’s wholly-owned subsidiary, Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to claims against Comincom and OAO Combellga (“Combellga”), both of which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on respectively. In accordance with the tax inspectorate decision, Comincom and Combellga are required to pay additional taxes, fines and penalties in the amount equal to approximately $5.5 million for years ended December 31, 2001 and 2002. Comincom and Combellga filed lawsuits against the tax inspectorate disputing the claims, and the court ruled in favor of the Company in both cases by dismissing the tax inspectorate’s claims on January 21, 2005 and December 20, 2004, respectively. The Company expects that the tax inspectorate will appeal this decision. The term for last appeal expires in May 2005. The Company does not consider an unfavorable outcome of this matter probable at this time. While the Company intends to defend its position vigorously, it is difficult to predict with any degree of certainty the ultimate outcome of this litigation due to the state of the Russian judicial system. Since the tax claims relate to periods before the Company acquired 100% of the shares of Comincom, they are covered by the indemnification provisions of the Share Exchange Agreement between the Company and Telenor. Therefore, in case of unfavorable outcome of this litigation the Company intends to seek indemnification from Telenor.

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

     On January 1, 2004, a new law “On Telecommunications” (the “New Law”) came into effect in Russia. The New Law sets the legal basis for the telecommunications business in Russia and defines the status that state bodies have in the telecommunications sector. The New Law was designed to create a new interconnect pricing regime in 2004 that should be more transparent and unified, if fairly implemented, and it creates a universal service charge calculated as a percentage of revenue, which is not expected to exceed 3% of certain revenue. It is expected that the first payments of the universal service charge will be made in 2005. The New Law may increase the regulation of the Company’s operations, as it is intended to regulate licenses for long distance, international long distance and Voice over Internet Protocol. Until such time as appropriate regulations consistent with the New Law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation.

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

NOTE 13: RELATED PARTY TRANSACTIONS

     Transactions with the Company’s equity investees, Alfa affiliates, Rostelecom, and Telenor were as follows, for the years ended December 31:

	2002	2003	2004
	(IN THOUSANDS)
Revenue from equity investees	$7,499	$98	$116
Revenue from Rostelecom	446	575	404
Revenue from Telenor	—	3	139
Revenue from Alfa affiliates	1,102	1,134	1,798

	$9,047	$1,810	$2,457

	2002	2003	2004
	(IN THOUSANDS)
Cost of revenue from equity investees	8,527	4,790	4,798
Cost of revenue from Rostelecom	5,154	16,860	25,809
Cost of revenue from Telenor	—	27	332
Cost of revenue from Alfa affiliates	—	—	56

	$13,681	$21,677	$30,995

     The related party revenue and cost of revenue from Rostelecom included in the income statement represents revenue and cost of revenue from September 2002, the date Rostelecom became a shareholder.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The revenue and cost of revenue from Telenor included in the income statement represents revenue and cost of revenue from December 2003, the date Telenor became a shareholder.

     Included in other current assets at December 31, 2003 is approximately $0.3 million of accounts receivable from Alfa affiliates, approximately $0.2 million of accounts receivable from Rostelecom, and approximately $0.1 million of accounts receivable from Telenor. Included in other current assets at December 31, 2004 is approximately $0.3 million of accounts receivable from Alfa affiliates, approximately $0.1 million of accounts receivable from Rostelecom, and approximately $0.1 million of accounts receivable from Telenor.

     The Company maintains bank accounts with Alfa Bank, which act as one of the clearing agents for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2003 and 2004. In addition, certain of the Company’s Russian subsidiaries maintain current accounts with Alfa Bank. The amounts on deposit were minimal at December 31, 2003 and $0.1 million at December 31, 2004.

     The Company maintains bank accounts with International Moscow Bank. The Company’s Chief Executive Officer’s spouse is a member of the Executive Board of International Moscow Bank. The amounts on deposit were approximately $5.1 million at December 31, 2003 and $1.7 million at December 31, 2004.

     The Company incurred approximately $3.3 million in consulting costs from an affiliate of Alfa in relation to the acquisition of the remaining 50% of Sovintel previously held by Rostelecom in 2002 and approximately $0.3 million in consulting costs from an affiliate of Alfa in relation to the acquisition of Sibchallenge in 2003. In addition, in 2003 the Company incurred approximately $0.1 million in consulting costs from an affiliate of Alfa related to a potential acquisition that was subsequently withdrawn from the market. In 2004, the Company incurred approximately $0.1 million in consulting costs from an affiliate of Alfa in relation to a potential acquisition.

     The Company has entered into a consulting services agreement with Alfa Telecom under which the price was subject to adjustments. This consulting services agreement became effective on April 1, 2003 and terminated on December 31, 2004. The Company has reached an agreement with Alfa Telecom, in which compensation for the services provided under the consulting services agreement were in the aggregate $0.5 million for the period of April 1, 2003 through December 31, 2004.

     In September 2002, several Russian subsidiaries of the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company’s Russian employees with medical and dental insurance services. The amount payable under this agreement was approximately $0.3 million.

     In December 2002, the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement was approximately $0.2 million. In December 2003, the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement was approximately $0.2 million. The Company extended this agreement until February 2005 and in February 2005, the Company entered into a one year agreement with OOO Alfa Insurance, an affiliate of Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement is approximately $0.2 million.

     A member of the Company’s executive management is a relative of the general director of two Russian based telecommunications services providers. The Company received revenue from these two telecommunications services providers in the amount of approximately $2.9 million and $5.3 million for the years ended December 31, 2003 and December 31, 2004, respectively and incurred costs to these two telecommunications services providers in the amount of approximately $1.8 million and $1.9 million in the years ended December 31, 2003 and December 31, 2004, respectively. At December 31, 2003, the Company had accounts receivable of approximately $0.5 million and accounts payable of approximately $0.4 million with these two telecommunications services providers. At December 31, 2004, the Company had accounts receivable of approximately $0.7 million and accounts payable of approximately $0.3 million with these two telecommunications services providers.

     The Company provides telecommunications services to a marketing firm where the former Chief Financial Officer’s spouse is the Chief Executive Officer. The Company received revenue of approximately $0.1 million for the year ended December 31, 2003 from the marketing firm.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The Company issued loans to Russian employees principally to finance the purchase of apartments in Russia. The amount of loans outstanding was approximately $0.6 million at December 31, 2003 and approximately $0.3 million at December 31, 2004. These loans typically have a 4% to 10% interest rate per annum and are typically payable over 3 years. In November 2002, the Company issued an approximately $0.1 million loan to the Finance Director of Sovintel, a wholly-owned subsidiary of the Company which was partially forgiven by the Company in 2004.

NOTE 14: SEGMENT INFORMATION

LINE OF BUSINESS DATA

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of business for the twelve months ended December 31, 2002, 2003 and 2004, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. Prior to the completion of the acquisition of the remaining 50% ownership interest in Sovintel and the subsequent merger of TeleRoss into Sovintel in April 2003, the Company managed business segments based on telecommunications products the Company provided. In April 2003, the Company re-designed the business segments around customer characteristics, and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

								ADJUSTMENTS TO RECONCILE
								BUSINESS SEGMENT TO
								CONSOLIDATED RESULTS
	BUSINESS	CARRIER				BUSINESS		EQUITY
	AND	AND	CONSUMER	MOBILE	CORPORATE &	SEGMENT	CONSOLIDATED	METHOD	AFFILIATE
	CORPORATE	OPERATOR	INTERNET	SERVICES	ELIMINATIONS	TOTAL	RESULTS	VENTURES	ADJUSTMENTS
	(IN THOUSANDS)
TWELVE MONTHS ENDED DECEMBER 31, 2002
Revenue from external customers	$149,170	$104,609	$21,800	$13,001	$—	$288,580	$198,727	$(105,861)	$16,008
Intersegment revenue	502	717	—	—	(1,219)	—	—	—	—
Operating income (loss)	36,975	28,620	(4,356)	3,553	(6,511)	58,281	31,430	(26,851)	—
Identifiable assets	161,635	202,134	41,896	9,383	24,315	439,363	435,810	(3,553)	—
Capital expenditures	29,375	15,417	2,908	449	222	48,371	29,430	(18,941)	—

								ADJUSTMENTS TO RECONCILE
								BUSINESS SEGMENT TO
								CONSOLIDATED RESULTS
	BUSINESS	CARRIER				BUSINESS		EQUITY
	AND	AND	CONSUMER	MOBILE	CORPORATE &	SEGMENT	CONSOLIDATED	METHOD	AFFILIATE
	CORPORATE	OPERATOR	INTERNET	SERVICES	ELIMINATIONS	TOTAL	RESULTS	VENTURES	ADJUSTMENTS
	(IN THOUSANDS)
TWELVE MONTHS ENDED DECEMBER 31, 2003
Revenue from external customers	$188,087	$128,048	$30,775	$13,895	$—	$360,805	$360,534	$(4,861)	$4,590
Intersegment revenue	649	793	—	—	(1,442)	—	—	—	—
Operating income (loss)	47,603	26,503	(2,457)	5,278	(6,976)	69,951	69,731	(220)	—
Identifiable assets	385,087	236,635	52,584	6,566	52,042	732,914	729,226	(3,688)	—
Capital expenditures	40,231	20,317	2,851	569	90	64,058	63,737	(321)	—

								ADJUSTMENTS TO RECONCILE
								BUSINESS SEGMENT TO
								CONSOLIDATED RESULTS
	BUSINESS	CARRIER				BUSINESS		EQUITY
	AND	AND	CONSUMER	MOBILE	CORPORATE &	SEGMENT	CONSOLIDATED	METHOD	AFFILIATE
	CORPORATE	OPERATOR	INTERNET	SERVICES	ELIMINATIONS	TOTAL	RESULTS	VENTURES	ADJUSTMENTS
	(IN THOUSANDS)
TWELVE MONTHS ENDED DECEMBER 31, 2004
Revenue from external customers	$324,814	$198,027	$45,515	$15,808	$—	$584,164	$583,978	$(4,710)	$4,524
Intersegment revenue	—	1,016	—	—	(1,016)	—	—	—	—
Operating income (loss)	72,345	28,637	2,159	4,729	(11,756)	96,114	95,536	(578)	—
Identifiable assets	435,276	261,424	57,732	5,693	49,562	809,687	805,768	(3,919)	—
Capital expenditures	80,107	33,223	4,920	1,025	178	119,453	118,101	(1,352)	—

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

GEOGRAPHIC DATA

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of December 31, 2002, 2003, and 2004 is as follows:

			CORPORATE,
			OTHER
			COUNTRIES	CONSOLIDATED
	RUSSIA	UKRAINE	& ELIMINATIONS	RESULTS
	(IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Revenue	$166,319	$35,488	$(3,080)	$198,727
Long-lived assets	275,209	24,541	1,512	301,262
YEAR ENDED DECEMBER 31, 2003
Revenue	$318,426	$44,524	$(2,416)	$360,534
Long-lived assets	509,339	24,236	2,886	536,461
YEAR ENDED DECEMBER 31, 2004
Revenue	$522,018	$64,455	$(2,495)	$583,978
Long-lived assets	563,856	27,995	11,116	602,967

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes significant non-cash investing and financing activities for the Company.

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2002	2003	2004
	(IN THOUSANDS)
Issuance of common stock in connection with acquisitions	$50,663	$193,485	$—
Amounts payable in connection with business acquisitions	3,500	—	400
Capitalized leased assets	—	420	—

NOTE 16: PRIOR PERIOD ADJUSTMENT

     In the third quarter of 2004, management determined that the Company has been inadvertently carrying accruals for estimated taxes, other than income taxes. Management concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in all periods presented. This adjustment had no effect on the reported results of operations in any of the periods presented.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 17: LONG TERM INCENTIVE BONUS PROGRAM

     In July 2004, the Board of Directors of the Company adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. The LTIBP is designed to reward senior management with annual bonus awards consisting of 100% shares for officers of the Company and 50% shares and 50% cash payments for other qualified employees participating in LTIBP if the Company meets certain targets for net income growth established by the Board of Directors. In addition, the program provides for a one-time grant of a limited amount of shares to senior management in an aggregate amount not exceeding 50,000 shares. The LTIBP is intended to act as a retention mechanism for senior management as the cash payments and the restricted stock vest over a three year period. It is expected that the LTIBP will act as a substitute for the Company’s Equity Participation Plan under which significant amounts of stock options were, in the past, granted to senior management. During the twelve months ended December 31, 2004 the Company did not record any expense associated with the LTIBP as the Company did not achieve the operational and financial targets for 2004. The Company currently anticipates repurchasing from time to time in the open market a number of the Company’s shares equal to the number of the Company’s shares that are subject to awards granted under the LTIBP. The Company has not granted any shares under the LTIBP.

NOTE 18: SALE OF MINORITY INTEREST IN SUBSIDIARY

     Recognizing that many of the markets in which the Company operates are complex, in particular as it relates to business, regulatory, political and cultural matters, the Company occasionally seeks experienced local partners to assist in markets where the Company is likely to encounter operational difficulties. GTI has been cooperating with local partners in Ukraine to resolve commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine but had not previously finalized the compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors approved the sale of a non-controlling interest in GTU to such parties.

     Upon approval of GTI’s Board of Directors, in August 2004 the Company entered into a compensation arrangement for services provided to assist the Company in addressing commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine. The Company’s local partners have provided services on a success fee basis. The Company’s Board of Directors approved an arrangement that effectively transferred 20% of the shares in GTU owned by the Company to the local partners as compensation for the services already provided and certain additional services to be provided. Under this arrangement, the Company paid the local partners $0.5 million in cash and granted the local partners an option to purchase 20% of GTU for $0.5 million in cash, in a transaction where the cash and the value of the services were approximately $3.6 million. This transaction closed in the third quarter of 2004, when the performance was completed and the option was exercised and resulted in a charge to operating income of approximately $3.6 million. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU was recorded as a credit to the consolidated equity, rather than income since the Company did not believe that the method of determining fair value met the objectively determinable criteria as required by Staff Accounting Bulletin Topic 5H. Fair value of the option approximated the fair value of shares transferred to the local partner due to the short exercise period of the option and was determined using the discounted cash flow valuation method.

GOLDEN TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

	ACTUAL
	FOR THE THREE MONTHS ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2003	2003	2003	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues	$78,376	$80,762	$90,095	$111,301
Cost of Revenues	37,299	39,436	44,883	59,467
Gross Margin	41,077	41,326	45,212	51,834
Selling, general and administrative	13,438	13,385	15,764	21,797
Net income	12,820	11,835	12,506	18,274
Net income per share(1)- basic	0.47	0.43	0.44	0.59
Net income per share(1)- diluted	$0.47	$0.42	$0.43	$0.58

	ACTUAL
	FOR THE THREE MONTHS ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2004	2004	2004	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues	$133,174	$138,873	$152,713	$159,218
Cost of Revenues	68,279	70,215	77,953	84,141
Gross Margin	64,895	68,658	74,760	75,077
Selling, general and administrative	26,393	25,118	29,518	31,826
Net income	14,651	16,909	16,111	17,112
Net income per share(1)- basic	0.41	0.47	0.44	0.47
Net income per share(1)- diluted	$0.40	$0.46	$0.44	$0.47

(1)	The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

NOTE 20: SUBSEQUENT EVENTS

     In February 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. The Company will pay the total amount of approximately $7.3 million to shareholders on March 31, 2005.

AUDITED FINANCIAL STATEMENTS

EDN SOVINTEL LLC
THE PERIOD FROM JANUARY 1 TO SEPTEMBER 16, 2002
WITH REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
EDN Sovintel LLC

     We have audited the accompanying statements of income and cash flows of EDN Sovintel LLC for the period from January 1 to September 16, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of EDN Sovintel LLC and its cash flows for the period from January 1 to September 16, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 6, 2003

EDN SOVINTEL LLC

STATEMENTS OF INCOME

PERIOD FROM
JANUARY 1 TO
SEPTEMBER 16,
2002
(IN THOUSANDS
OF US$)
REVENUES:
Telecommunication services	$96,610
Revenue from affiliates	4,651

101,261
OPERATING COSTS AND EXPENSES:
Service costs (excluding depreciation)	56,013
Selling, general and administrative (excluding depreciation)	11,856
Depreciation	7,517

TOTAL OPERATING COSTS AND EXPENSES	75,386

INCOME FROM OPERATIONS	25,875
OTHER INCOME (EXPENSE):
Interest income	508
Interest expense	(3)
Foreign currency losses	(618)

TOTAL OTHER INCOME (EXPENSE)	(113)

Net income before taxes	25,762
Income taxes	6,647

NET INCOME	$19,115

The accompanying notes are an integral part of these financial statements.

EDN SOVINTEL LLC

STATEMENTS OF CASH FLOWS

PERIOD FROM
JANUARY 1 TO
SEPTEMBER 16,
2002
(IN THOUSANDS
OF US$)
OPERATING ACTIVITIES
Net income	$19,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,517
Deferred income taxes	(2,193)
Provision for doubtful accounts	—
Provision for obsolete inventory	650
Foreign exchange loss	618
Changes in operating assets and liabilities:
Accounts receivable	(6,407)
Inventories	2,459
Inventory consigned to others	1,063
Prepaid expenses and other assets	119
VAT receivable, net	(26)
Trade payables	5,377
Accrued liabilities and other payables	1,093
Decrease amounts due to affiliated companies, net	(1,239)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,146
INVESTING ACTIVITIES
Purchases of property and equipment	(18,126)
Loan to affiliated company	(9,983)

NET CASH USED IN INVESTING ACTIVITIES	(28,109)
FINANCING ACTIVITIES
Payment of debt	—
Payment of dividends	(4,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,000)
Effect of exchange rate changes on cash	(204)

Net (decrease) increase in cash	(4,167)
Cash at beginning of period	16,793

CASH AT END OF PERIOD	$12,626

The accompanying notes are an integral part of these financial statements.

EDN SOVINTEL LLC

NOTES TO FINANCIAL STATEMENTS
(US$ AMOUNTS EXPRESSED IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS

     EDN Sovintel LLC (the “Company”, “Sovintel”), which became a wholly owned subsidiary of Golden Telecom, Inc. (“GTI”) on September 17, 2002, was created in 1990 to design, construct, and operate a telecommunications network in Moscow and later expanded its operations to other regions of Russia, including St. Petersburg, Pskov and Kaliningrad. This network provides worldwide communications services, principally to major hotels, business offices and mobile communication companies.

     Effective September 17, 2002, subsidiaries of GTI completed the acquisition of the remaining 50% of the Company previously held by Open Joint Stock Company Rostelecom (“Rostelecom”), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of GTI and Rostelecom, bringing GTI’s ownership interest in the Company to 100%.

     The accompanying financial statements are presented for purposes of complying with the requirements of the U.S. Securities and Exchange Commission for separate financial statements under Rule 3-09 of Regulation S-X. In that regard, the statements of operations and cash flows for 2002 have been presented for the period from January 1 to September 16, 2002.

NOTE 2. BASIS OF PRESENTATION

     The Company maintains its records and prepares its financial statements in Russian rubles in accordance with the requirements of Russian accounting and tax legislation. The accompanying financial statements differ from the financial statements used for statutory purposes in Russia in that they reflect certain adjustments, not recorded on the Company’s books, which are appropriate to present the financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The principal adjustments are related to revenue recognition, certain accrued expenses, foreign currency translation, deferred taxation, and depreciation and valuation of property and equipment.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency is the US dollar because the majority of its revenues, costs, property and equipment purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in US dollars. Accordingly, transactions and balances not already measured in US dollars (primarily Russian rubles) have been re-measured into US dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.

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

     The ruble is not a convertible currency outside the territory of Russia. Official exchange rates are determined daily by the Central Bank of Russia (“CBR”) and were considered to be a reasonable approximation of market rates until mid-August 1998. Since that date, liquidity in the CBR currency trading and inter-bank trading has varied as have bid and offer exchange rates. As a result, the market rates have fluctuated significantly and have diverged from the CBR rate. Nonetheless, the various market-related rates are based on the CBR rate. Accordingly, CBR rates have been used for translation purposes in these financial statements. The translation of ruble denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar values of capital and retained earnings to its shareholders.

     The official exchange rate as September 16, 2002 was 31.64 rubles per US dollar, respectively.

EDN SOVINTEL LLC

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)

Property and Equipment

     Property and equipment are recorded at their historical cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

Network equipment	10 years
Other property and equipment	3-5 years

     There is no depreciation charge for construction-in-progress. Depreciation commences upon completion of the related project.

Revenue Recognition

     The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that are partial minutes and test traffic which will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. Revenues are stated net of any value-added-taxes (“VAT”) charged to customers. Certain other taxes that are based on revenues for the period from January 1 to September 16, 2002, amounted $1,016, respectively, and are charged to selling, general and administrative expenses since these are incidental to the revenue cycle.

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

Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses for the period from January 1 to September 16, 2002 were $1,286 and are included in selling, general and administrative expenses.

Income Taxes

     The Company computes and records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

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

NOTE 4. INCOME TAXES

     The Russian Federation was the only tax jurisdiction in which the Company’s income was taxed. The income tax expense reported in the accompanying statements of income, for the period January 1 to September 16, 2002, represents the provision for current and deferred taxes.

EDN SOVINTEL LLC

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)

     Significant components of the provision for income taxes for the period ended January 1 to September 16, 2002 is as follows:

2002
Current tax expense	$8,840
Deferred tax expense (benefit)	(2,193)

Provision for income taxes	$6,647

     A reconciliation between the statutory rate and the effective income tax rate is as follows for the period January 1 to September 16, 2002:

2002
Income tax expense at statutory tax rate of 24% from January 1 through September 16, 2002	$6,183
Tax effect of permanent differences:
Depreciation differences due to revaluation of fixed assets	708
Taxes on local currency exchange gains	358
Other permanent differences	576
Increase (decrease) in the valuation allowance for deferred tax assets	(1,178)

Income tax expense reported in the financial statements	$6,647

     The Company paid Russian profits tax of $9,657 in for the period from January 1 to September 16, 2002, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

     Transactions and balances with Rostelecom (one of the Company’s members prior to September 17, 2002) and its affiliates for the period from January 1 to September 16, 2002 were as follows:

2002
Sales	$155
Telecommunication lease and traffic costs	7,056

     Transactions and balances with GTI and its affiliates, for the period from January 1 to September 16, 2002 were as follows:

2002
Sales	$4,496
Telecommunication services	7,387
Management service fees and reimbursements of expenses of expatriate staff	452

     In July 2002, the Company entered into a short-term loan agreement with TeleRoss LLC (“TeleRoss”), a wholly owned subsidiary of GTI. Under this agreement the Company provided TeleRoss with a working capital loan in the amount of 315.5 million rubles (equal to approximately $9,970, at applicable exchange rate at September 16, 2002) to be repaid by March 31, 2003. The Company and TeleRoss have the right to prolong the term of the loan for one month and the number of such prolongations is not limited. The loan bears an interest rate of 21% per annum calculated based on the ruble denominated loan principle. The interest is payable monthly starting October 2002. The Company included the respective accrued interest income of $70 in the accompanying statement of income for the period from January 1 to September 16, 2002.

NOTE 6. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash deposits and trade accounts receivable. The Company deposits the majority of its available cash with two foreign-owned financial institutions in Russia and maintains certain balances with several Russian financial institutions. The Company’s sales and accounts receivable are made to and due from a variety of international and Russian business customers within Russia. As of September 16, 2002, one customer accounted for 8% of revenue and 9% of accounts receivable. The Company has no other significant concentrations of credit risk except for transactions with related parties as discussed in Note 5.

EDN SOVINTEL LLC

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)

NOTE 7. COMMITMENTS

     The Company has several cancelable operating leases for office and warehouse space and telecommunications lines with terms ranging from one to five years.

     Total rent expense for the period from January 1 to September 16, 2002 was $2,549.

NOTE 8. CONTINGENCIES

     The tax, legal and banking regulatory system continues to evolve in the Russian Federation as the Russian government manages the transformation from a command to a market-oriented economy. There were many new tax and foreign currency laws and related regulations introduced during 2002 and previous years which were not always clearly written and were, at times, conflicting. In addition, their interpretation is subject to the opinions of a variety of local, regional and federal tax inspectors, the Central Bank of Russia officials and the Ministry of Finance. Instances of inconsistent opinions among and between these authorities are not unusual.

     The Company’s policy is to accrue contingencies in the accounting period in which a loss is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax and legal systems, the ultimate taxes as well as penalties and interest, if any, assessed may be in excess of the amounts paid to date and accrued as of September 16, 2002. Management believes, based upon its best estimates, that the Company has paid or accrued all taxes that are applicable for the current and prior years, and complied with all essential provisions of laws and regulations of the Russian Federation. In management’s opinion, the ultimate determination of the Company’s overall tax liability and potential loss contingencies, to the extent not previously provided for, will not have a material effect on the financial position of the Company.

     The Company’s operations and financial position will continue to be affected by Russian political developments including the application of existing and future legislation and tax regulations, which significantly impact the Russian economy. The likelihood of such occurrences and their effect on the Company could have a significant impact on the Company’s current activity and its overall ability to continue operations. The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of the management, the Company’s liability, if any, in all pending litigation, other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young (CIS) Limited, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders
Golden Telecom, Inc.

     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of the internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     In our opinion, management’s assessment that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Golden Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Golden Telecom, Inc.’s and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG (CIS) LIMITED

Moscow, Russia
March 11, 2005

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 (other than the information required by Item 406 of Regulation S-K) is incorporated herein by reference to the section entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for our 2005 Annual Meeting of Shareholders that we will file by April 30, 2005.

     The Company has adopted its “Conduct Guidelines”, a code of ethics that applies to all employees, including its executive officers. A copy of the Conduct Guidelines is posted on the Company’s Internet site at http://www.goldentelecom.com. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Conduct Guidelines that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet site.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” of our proxy statement for our 2005 Annual Meeting of Shareholders that we will file by April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated herein by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” of our proxy statement for our 2005 Annual Meeting of Shareholders that we will file by April 30, 2005.

     The information with respect to Item 201(d) of Regulation S-K as of December 31, 2004 is as follows:

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information on securities that were authorized for issuance under The 1999 GTI Equity Participation Plan as of December 31, 2004:

	(a)	(b)	(c)

NUMBER OF SECURITIES
REMAINING AVAILABLE FOR
	NUMBER OF SECURITIES TO	WEIGHTED-AVERAGE	FUTURE ISSUANCE UNDER
	BE ISSUED UPON EXERCISE	EXERCISE PRICE OF	EQUITY COMPENSATION
	OF OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	PLANS (EXCLUDING SECURITIES
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	REFLECTED IN COLUMN (a)).
Equity compensation plan approved by security holders	517,013	$14.18	844,668

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” of our proxy statement for our 2005 Annual Meeting of Shareholders that we will file by April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section entitled “Ratification of Appointment of Auditors” of our proxy statement for our 2005 Annual Meeting of Shareholders that we will file by April 30, 2005.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of the Company are included as part of this document:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2003 and 2004

•	Notes to Consolidated Financial Statements

The following financial statements of our significant equity method investee until September 16, 2002, EDN Sovintel LLC, are included as part of this document:

•	Report of Independent Auditors

•	Statements of Income for the period from January 1 to September 16, 2002

•	Statements of Cash Flows for the period from January 1 to September 16, 2002

•	Notes to Financial Statements

2.	Consolidated Financial Statement Schedules

We have furnished Schedule II — Valuation and Qualifying Accounts on Page 111.

All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

b)	Exhibits

Exhibit
Number	Description of Exhibit

3.1**	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc.

3.2**	Amended and Restated By-laws of Golden Telecom, Inc.

4.1**	Specimen certificate representing shares of Common Stock

10.1***	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.2***	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.3***	Standstill Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.4(a)****	Golden Telecom, Inc. 1999 Equity Participation Plan.

10.4(b)*****	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan.

10.5*	Employment agreement for the President and Chief Executive Officer.

10.6*	Employment agreement for Chief Operating Officer.

10.7*	Summary of employment agreements for Chief Financial Officer, General Counsel, and Director of Mergers and Acquisitions.

10.8*	Form of Stock Option Award Agreement.

10.9*	Schedule of Compensation Arrangements with Directors.

21.1*	List of subsidiaries of Golden Telecom, Inc.

23.1*	Consent of Ernst & Young (CIS) Limited, Independent Auditors (Golden Telecom, Inc.).

23.2*	Consent of Ernst & Young (CIS) Limited, Independent Auditors (EDN Sovintel LLC).

24*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Incorporated by reference to the correspondingly numbered Exhibit to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

***	Incorporated by reference to the Company’s current report on Form 8-K dated August 19, 2003 (Commission File 0-27423).

****	Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

*****	Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 11th day of March, 2005.

GOLDEN TELECOM, INC. (Registrant)
By:	/s/ BRIAN RICH
	Name:	Brian Rich
	Title:	Senior Vice-President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ MICHAEL D. WILSON
	Name:	Michael D. Wilson
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)

     We, the undersigned officers and directors of Golden Telecom, Inc. hereby severally constitute and appoint, Derek Bloom, and Brian Rich and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, in each case, with our names and on our behalf in our capacities as officers and directors to enable Golden Telecom, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said annual report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated

SIGNATURE	TITLE	DATE

/s/ ALEXANDER VINOGRADOV Alexander Vinogradov	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005
/s/ PETER AVEN Peter Aven	Chairman of the Board of Directors	March 11, 2005
/s/ VLADIMIR ANDROSIK Vladimir Androsik	Director	March 11, 2005
/s/ MICHAEL CALVEY Michael Calvey	Director	March 11, 2005
/s/ ASHLEY DUNSTER Ashley Dunster	Director	March 11, 2005
/s/ DAVID HERMAN David Herman	Director	March 11, 2005
/s/ KJELL MORTEN JOHNSEN Kjell Morten Johnsen	Director	March 11, 2005
/s/ ANDREI KOSOGOV Andrei Kosogov	Director	March 11, 2005
/s/ MICHAEL NORTH Michael North	Director	March 11, 2005
/s/ JAN EDVARD THYGESEN Jan Edvard Thygesen	Director	March 11, 2005
/s/ BRIAN RICH Brian Rich	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2005

/s/ MICHAEL D. WILSON Michael D. Wilson	Vice President and Corporate Controller (Principal Accounting Officer)	March 11, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GOLDEN TELECOM, INC.

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
	BALANCE AT	CHARGED TO	RESERVES		BALANCE AT
	BEGINNING	COSTS AND	FROM		END
DESCRIPTION	OF PERIOD	EXPENSES	ACQUISITIONS	DEDUCTIONS	OF PERIOD
Allowance for doubtful accounts at 12/31/04	13,896	10,065	117	(873)	23,205
Allowance for doubtful accounts at 12/31/03	8,686	3,592	2,966	(1,348)	13,896
Allowance for doubtful accounts at 12/31/02	3,800	2,061	4,539	(1,714)	8,686

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1**	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc.

3.2**	Amended and Restated By-laws of Golden Telecom, Inc.

4.1**	Specimen certificate representing shares of Common Stock

10.1***	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.2***	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.3***	Standstill Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV.

10.4(a)****	Golden Telecom, Inc. 1999 Equity Participation Plan.

10.4(b)*****	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan.

10.5*	Employment agreement for President and Chief Executive Officer.

10.6*	Employment agreement for Chief Operating Officer.

10.7*	Summary of employment agreements for Chief Financial Officer, General Counsel and Director of Mergers and Acquisitions.

10.8*	Form of Stock Option Award Agreement.

10.9*	Schedule of Compensation Arrangements with Directors.

21.1*	List of subsidiaries of Golden Telecom, Inc.

23.1*	Consent of Ernst & Young (CIS) Limited, Independent Auditors (Golden Telecom, Inc.).

23.2*	Consent of Ernst & Young (CIS) Limited, Independent Auditors (EDN Sovintel LLC).

24*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Incorporated by reference to the correspondingly numbered Exhibit to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791).

***	Incorporated by reference to the Company’s current report on Form 8-K dated August 19, 2003 (Commission File 0-27423).

****	Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000 (Commission File No. 0-27423).

*****	Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001 (Commission File No. 0-27423).