Form 10-Q
period 2005-03-31
GOLDEN TELECOM INC
filed 2005-04-29
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     At April 27, 2005 there were 36,324,490 outstanding shares of common stock of the registrant.

* Please refer to the special note regarding forward-looking statements in this section.
Certification of PEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of US$, Except Share Data)

	December 31,	March 31,
	2004	2005
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,699	$62,672
Accounts receivable, net of allowance for doubtful accounts of $23,205 and $25,530 at December 31, 2004 and March 31, 2005, respectively	89,177	95,106
VAT receivable	19,022	18,988
Prepaid expenses and advances to suppliers	13,793	12,140
Deferred tax asset	7,863	8,874
Other current assets	16,738	20,848

TOTAL CURRENT ASSETS	200,292	218,628

Property and equipment, net of accumulated depreciation of $185,781 and $199,649 at December 31, 2004 and March 31, 2005, respectively	347,891	352,269

Goodwill and intangible assets:

Goodwill	146,254	146,254
Intangible assets, net of accumulated amortization of $41,999 and $46,525 at December 31, 2004 and March 31, 2005, respectively	101,316	97,866

Net goodwill and intangible assets	247,570	244,120
Restricted cash	1,012	1,016
Other non-current assets	9,003	8,528

TOTAL ASSETS	$805,768	$824,561

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of US$, Except Share Data)

	December 31,	March 31,
	2004	2005
	(audited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,474	$86,029
VAT payable	14,235	15,322
Current capital lease obligation	2,301	2,234
Deferred revenue	11,761	12,856
Due to affiliates and related parties	3,199	2,921
Other current liabilities	3,572	3,228

TOTAL CURRENT LIABILITIES	116,542	122,590

Long-term debt, less current portion	200	253
Long-term deferred tax liability	24,244	23,933
Long-term deferred revenue	23,124	25,351
Long-term capital lease obligations	1,538	972
Other non-current liabilities	2,001	10

TOTAL LIABILITIES	167,649	173,109

Minority interest	11,738	12,284

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2004 and March 31, 2005)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,322,490 and 36,324,490 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively)	363	363
Additional paid-in capital	669,777	669,801
Accumulated deficit	(43,759)	(30,996)

TOTAL SHAREHOLDERS’ EQUITY	626,381	639,168

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$805,768	$824,561

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of US$, Except Per Share Data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
REVENUE:

Telecommunication services	$132,580	$155,598
Revenue from affiliates and related parties	594	867

TOTAL REVENUE	133,174	156,465

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	68,279	79,997
Selling, general and administrative (excluding depreciation and amortization)	26,393	27,586
Depreciation and amortization	17,368	19,721

TOTAL OPERATING COSTS AND EXPENSES	112,040	127,304

INCOME FROM OPERATIONS	21,134	29,161

OTHER INCOME (EXPENSE):
Equity in losses of ventures	—	(98)
Interest income	269	376
Interest expense	(195)	(87)
Foreign currency gain	827	364

TOTAL OTHER INCOME	901	555

Income before minority interest and income taxes	22,035	29,716
Minority interest	315	546
Income taxes	7,069	9,143

NET INCOME	$14,651	$20,027

Basic earnings per share of common stock:
Net income per share – basic	$0.41	$0.55

Weighted average common shares – basic	36,045	36,324

Diluted earnings per share of common stock:
Net income per share – diluted	$0.40	$0.55

Weighted average common shares – diluted	36,507	36,575

Cash dividends per common share	$0.20	$0.20

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of US$)
(unaudited)

	Three Months Ended March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$14,651	$20,027
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	12,964	15,182
Amortization	4,404	4,539
Equity in losses of ventures	—	98
Foreign currency gain	(827)	(364)
Bad debt expense	1,179	2,609
Other	(827)	(878)
Changes in assets and liabilities:
Accounts receivable	(11,674)	(8,215)
Accounts payable and accrued expenses	12,561	6,182
VAT, net	846	1,126
Other changes in assets and liabilities	(3,754)	(1,385)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,523	38,921

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(25,887)	(21,717)
Acquisitions, net of cash acquired	(4,215)	(946)
Restricted cash	(2)	(4)
Other investing	26	455

NET CASH USED IN INVESTING ACTIVITIES	(30,078)	(22,212)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	2,079	24
Cash dividends paid	(7,223)	(7,264)
Other financing	(1,121)	(633)

NET CASH USED IN FINANCING ACTIVITIES	(6,265)	(7,873)

Effect of exchange rate changes on cash and cash equivalents	299	137

Net increase (decrease) in cash and cash equivalents	(6,521)	8,973
Cash and cash equivalents at beginning of period	65,180	53,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,659	$62,672

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     Golden Telecom, Inc. (the “Company”) is a provider of a broad range of telecommunication services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States (“CIS”), primarily in Russia, and through its fixed line and mobile operations in Ukraine.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2005 may not be indicative of the operating results for the full year.

Note 2: Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Goodwill and Intangible Assets

     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	As of December 31, 2004		As of March 31, 2005
	(in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	$92,250	$(21,917)	$92,464	$(24,217)
Contract-based customer relationships	36,849	(10,883)	36,849	(12,740)
Licenses	4,358	(2,515)	5,169	(2,676)
Other intangible assets	9,858	(6,684)	9,909	(6,892)

Total	$143,315	$(41,999)	$144,391	$(46,525)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three months ended March 31, 2004 and 2005, respectively, comprehensive income for the Company is equal to net income.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

     The Company follows the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and to present pro forma disclosures of results of operations as if the fair value method had been adopted.

     The effect of applying SFAS No. 123 on the reported net income, as disclosed below is not representative of the effect on net income in future periods due to the vesting period of the stock options and the fair value of additional stock options in future periods.

	Three Months Ended
	March 31,
	2004	2005
	(in thousands, except per share data)
Net income, as reported	$14,651	$20,027
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	440	181

Pro forma net income	$14,211	$19,846

Net income per share:
Basic – as reported	$0.41	$0.55
Basic – pro forma	0.39	0.55
Diluted – as reported	0.40	0.55
Diluted – pro forma	0.39	0.54

Income Taxes

     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the United States and the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

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

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comparative Figures

     Certain 2004 amounts have been reclassified to conform to the presentation adopted in the current year.

New Accounting Pronouncements

     In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first annual reporting period beginning after June 15, 2005.

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The Company plans to adopt SFAS No. 123R using the modified prospective method. As the Company currently accounts for share based payments to employees in accordance with the intrinsic value method permitted under Accounting Principles Board No. 25, no compensation expense is recognized. On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the views of the SEC staff regarding the application of SFAS No. 123R. The impact of adopting SFAS No. 123R and SAB 107 cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R and SAB 107 in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending December 15, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material effect on the financial position, results of operations, or cash flow.

Note 3: Net Earnings Per Share

     Basic earnings per share at March 31, 2004 and 2005 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2004 and 2005 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended March 31, 2004 and 2005, was 10,000 stock options.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The components of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2004	2005
	(in thousands, except per share data)
Net income	$14,651	$20,027

Weighted average outstanding of:
Common stock shares	36,045	36,324

Dilutive effect of:
Employee stock options	462	251

Common stock and common stock equivalents	36,507	36,575

Earnings per share:
Basic	$0.41	$0.55

Diluted	$0.40	$0.55

Note 4: Business Combinations

     In March 2005, the Company completed the acquisition of 75% ownership interest in OOO Daicom (“Daicom”), an early stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with the acquisition, the Company entered into a participants’ agreement whereby the Company agreed to provide a secured loan to finance Diacom’s initial working capital requirements. The amount of this secured loan has not yet been determined. The participants’ agreement also provided the seller with a put option that, if exercised, would require the Company to purchase the seller’s remaining 25% interest at fair market value. In addition, the participants’ agreement provided the Company with a call option that, if exercised, would require the seller to sell after February 1, 2008 the seller’s 25% interest in Diacom at any time beginning after February 1, 2008, if Diacom’s valuation exceeds targeted levels by February 1, 2008.

     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to an affiliate of Alfa Telecom Limited, a significant shareholder of the Company.

Note 5: Shareholders’ Equity

Common Stock

     The Company’s outstanding shares of common stock increased by 259,162 shares and 2,000 shares in the three months ended March 31, 2004 and 2005, respectively, which shares were issued in connection with the exercise of employee stock options.

Dividends

     In February 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. The Company paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6: Commitments and Contingencies

Tax Matters

     The Company’s wholly-owned subsidiary, Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to claims against OAO Comincom (“Comincom”) and OAO Combellga (“Combellga”), both of which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on July 8, 2004 and September 1, 2004, respectively. In accordance with the tax inspectorate decision, Comincom and Combellga are required to pay additional taxes, fines and penalties in the amount equal to approximately $5.5 million for years ended December 31, 2001 and 2002. Comincom and Combellga filed lawsuits against the tax inspectorate disputing the claims, and the court ruled in favor of the Company in both cases by dismissing the tax inspectorate’s claims on January 21, 2005 and December 20, 2004, respectively. The Company expects that the tax inspectorate will appeal this decision. The term for last appeal expires in May 2005. The Company does not consider an unfavorable outcome of this matter probable at this time. While the Company intends to defend its position vigorously, it is difficult to predict with any degree of certainty the ultimate outcome of this litigation due to the state of the Russian judicial system. Since the tax claims relate to periods before the Company acquired 100% of shares of Comincom, they are covered by the indemnification provisions of the Share Exchange Agreement between the Company and Nye Telenor East Invest (“Telenor”). Therefore, in case of an unfavorable outcome of this litigation, the Company intends to seek indemnification from Telenor.

     In March 2005, the Company reversed a $2.0 million accrued liability related to estimated taxes, including $0.6 million related to income taxes. This accrued liability was recorded upon the acquisition of one of the Company’s Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate. The net effect of the reversal of this accrued liability was $1.4 million reduction in selling, general and administrative expenses in the three months ended March 31, 2005 and $0.6 million reduction in intangible assets for the portion associated with income tax.

     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of uncertainties associated with Commonwealth of Independent States taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2005. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.

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

     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While most of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (“Interconnection Rules”) that affect various areas of the telecommunications industry in Russia. The Company believes that the Interconnection Rules will impact the Company’s operations in the areas of numbering capacity, licenses for international long distance traffic, voice over Internet Protocol traffic, and interconnect pricing. In addition, the New Law creates a universal service charge, effective July 1, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company is awaiting implementing rules from the government that will detail specifics of the universal service charge and the ability to provide services under the universal service fund.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     On March 5, 2005, the Company submitted an application for an intercity and international telecommunications license in Russia. According to the application procedures, Rossvyaznadzor, a governmental body reporting to the Russian Ministry of Communications and responsible for the control and supervision of information technology and communications, has 75 days to respond to the application. If the license is granted and if the Company affirmatively decides to utilize the license, the Company has committed to Rossvyaznadzor to satisfy the network requirements specified in the Interconnection Rules within 18 months of accepting the license. The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Regulations of the Register of Incumbents, Rules of Price Establishment for Interconnection and Traffic Routing, Regulations of Network Design, Rules of Non-Discriminatory Access to Infrastructure, and Calling Party Pays Regulations.

Other Commitments and Contingencies

     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which is all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.

     The Company has future purchase commitments of $69.0 million and $83.6 million as of March 31, 2004 and 2005, respectively. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

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

Note 7: Segment Information

Line Of Business Data

     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three months ended March 31, 2004 and 2005, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

GOLDEN TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2004

Revenue from external customers	$72,943	$45,522	$11,138	$3,614	$—	$133,217	$133,174	$(1,238)	$1,195
Intersegment revenue	—	144	—	—	(144)	—	—	—	—
Operating income (loss)	16,433	6,149	953	824	(3,175)	21,184	21,134	(50)	—
Identifiable assets	412,988	255,840	56,691	5,860	37,177	768,556	764,754	(3,802)	—
Capital expenditures	20,741	8,860	900	313	16	30,830	30,595	(235)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2005

Revenue from external customers	$88,087	$52,979	$11,784	$3,623	$—	$156,473	$156,465	$(551)	$543
Intersegment revenue	—	8	—	—	(8)	—	—	—	—
Operating income (loss)	23,194	7,745	1,716	1,091	(4,632)	29,114	29,161	47	—
Identifiable assets	449,927	275,819	58,503	4,560	39,390	828,199	824,561	(3,638)	—
Capital expenditures	14,111	5,387	946	97	89	20,630	20,625	(5)	—

     Included in Consumer Internet operating income is the impact of the reversal of an accrued liability related to estimated taxes, as discussed in note 6.

Geographic Data

     Revenues from external customers are based on the location of the operating company providing the service.

     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of March 31, 2004 and 2005 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
		(in thousands)
Three months ended March 31, 2004
Revenue	$120,582	$13,421	$(829)	$133,174
Long-lived assets	526,710	25,035	5,635	557,380

Three months ended March 31, 2005
Revenue	$139,493	$17,553	$(581)	$156,465
Long-lived assets	565,693	27,757	10,523	603,973

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for each of the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.

Overview

     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via leased channels and intercity fiber optic and satellite-based networks, including approximately 227 access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.

     We organize our operations into four business segments, as follows:

•	Business and Corporate Services (“BCS”). Using leased channels and our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using leased channels and our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. We provide dial-up Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.

     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand name, although, some services still carry local brand names because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand name in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand name in Ukraine.

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

     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high quality services to the segments of the business market in which we operate. Competition with these operators is intense and frequently results in declining prices for some of our services, which adversely affects our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) to ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the USD has become relatively stable since early 2000 and appreciated in 2004 and during the first quarter of 2005 so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

Recent Acquisitions

     In March 2005, we completed the acquisition of 75% ownership interest in OOO Daicom (“Daicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with this acquisition, we also entered into a participants’ agreement whereby we agreed to provide a secured loan to finance Daicom’s initial working capital requirements. The amount of this secured loan has not yet been determined. In addition, the participants’ agreement also provided the seller with a put option that, if exercised, would require us to purchase the seller’s 25% interest at fair market value. The participants’ agreement provided us with a call option that, if exercised, would require the seller to sell after February 1, 2008 its 25% interest in Daicom at any time beginning after February 1, 2008, if Daicom’s valuation exceeds targeted levels by February 1, 2008.

Other Developments

     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While most of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March of 2005 new rules for interconnection (“Interconnection Rules”) that affect various areas of the telecommunications industry in Russia. We believe that the Interconnection Rules will impact our business in the areas of capacity, licenses for international long distance traffic, voice over IP (“VoIP”) traffic, and interconnect pricing. In addition, the New Law creates a universal service charge, effective July 1, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We are awaiting implementing rules from the government that will detail specifics of the universal service charge and the ability to provide services under the universal service fund.

     On March 5, 2005, we submitted an application for an intercity and international telecommunications license in Russia. According to the application procedures, Rossvyaznadzor, a governmental body reporting to the Russian Ministry of Communications and responsible for the control and supervision of information technology and communications, has 75 days to respond to the application. If the license is granted and if we affirmatively decide to utilize the license, we have committed to Rossvyaznadzor to satisfy the network requirements specified in the Interconnection Rules within 18 months of accepting the license. The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Regulations of the Register of Incumbents, Rules of Price Establishment for Interconnection and Traffic Routing, Regulations of Network Design, Rules of Non-Discriminatory Access to Infrastructure, and Calling Party Pays Regulations. Until these regulations are finalized, we cannot predict with any certainty how the New Law will affect us. We continue to have regular dialogue about these current regulatory issues with the Russian Ministry of Telecommunications.

     In February 2005, we received notice from Vimpelcom, our largest customer, that it is diverting a volume of traffic away from us pursuant to the telephone traffic routing provisions of the Law On Communications and the General Scheme for operation of the Russian GSM Network promulgated by the Russian Ministry of Telecommunications. In the first quarter of 2005, our monthly revenues from Vimpelcom decreased by approximately $0.4 million due to this diversion of traffic. At this point, we are in discussions with Vimpelcom and regulatory agencies and cannot accurately predict what will be the impact of this issue on our operations going forward.

Highlights and Outlook

     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2004 and during 2005, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2004 and during 2005. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators.

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

     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link which we launched in the middle of 2004 will be continued into the second half of 2005. At present, we are constructing an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in the second half of 2005. To date, this inter-city fiber optic link has been completed from Moscow to Noginsk and from Ufa to Almatyevsk. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $40.0 million to $50.0 million in this and related backbone projects through 2007. To date, we have invested approximately $8.7 million in these projects.

     A significant portion of our carrier revenue in Ukraine is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of services are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including Ukrainian Mobile Communications (“UMC”), received international telecommunications licenses. Nevertheless, UMC, one of our largest customers, continued sending a large volume of outgoing international traffic through our network in 2004 and during the first quarter of 2005. However, in April 2005, UMC ceased routing such traffic through our network and began directly terminating its traffic with international carriers. Therefore, we anticipate carrier revenue will decrease accordingly in the second quarter of 2005 by approximately $0.5 million. We do not anticipate recognizing any international traffic revenue from UMC in future periods.

     We have seen a year over year increase in our dial-up Internet subscriber numbers and we expect the number to continue to increase, as our base of regional subscribers expands. As additional dial-up capacity becomes available in Moscow, we expect to increase our market share in the capital as well.

     We continue to take advantage of consolidation opportunities through selective acquisitions. In March 2005, we expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity that we decided not to pursue, including advisory fees of approximately $0.1 million paid to an affiliate of Alfa Telecom Limited, one of our significant shareholders.

     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as other new technologies. We are responding to these customer demands by testing and implementing new technologies such as VoIP, wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by bypassing the incumbents’ wire network in order to provide higher quality access. Our customers are willing to pay a premium for this type of technology and customer service.

     In 2005, we continue to see growth opportunities organically, through select acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector growth in business segments in Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from the key regions of Rostov-On-Don, Nizhny Novgorod, Samara, Ufa, Krasnoyarsk, Vladivostok, Khabarovsk, and Ekaterinburg.

     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market-share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized enterprise or (“SME”) and the small office / home office (“SOHO”) markets. In those cases where the potential SME and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions. In Carrier and Operator Services, our strategy focuses on partnering with more mobile operators in the regions. We aim to provide mobile operators with the right solutions for their needs and thereby benefit from mobile operator expansion and growth. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins. Our growth in Consumer Internet Services indicates that our dial-up business continues to be very strong. However, we also recognize that new technologies are making their way into Russia, Ukraine, and CIS. Thus, we continue to “beta” test new technologies that will benefit consumers and allow us to strengthen our market position as well as to up-sell to our existing dial-up customer base. A recent example of this is our implementation of WiMax and WiFi in selected areas of Russia. Also, with low penetration of dial-up services throughout the regions, we continue to see potential in the consumer Internet market.

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

     Business segment information; we report four segments within the telecommunications industry designed around customer characteristics: Business and Corporate Services, Carrier and Operator Services, Consumer Internet Services and Mobile Services. A significant portion of our cost structure, including our investment in infrastructure, benefits multiple segments. As a result, we perform allocations of certain costs in order to report business segment information for management and financial reporting purposes. Applying different allocation techniques and parameters could impact the reported results of individual business segments.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first annual reporting period beginning after June 15, 2005.

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. As we currently account for share based payments to employees in accordance with the intrinsic value method permitted under Accounting Principles Board No. 25, no compensation expense is recognized. On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the views of the SEC staff regarding the application of SFAS No. 123R. The impact of adopting SFAS No. 123R and SAB 107 cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R and SAB 107 in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending December 15, 2005. We do not expect that the adoption of FIN No. 47 will have a material effect on our financial position, results of operations, or cash flow.

Results of Operations

     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 7 “Segment Information – Line of Business Data” to our consolidated financial statements. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aligned our operating segments in the manner that the chief operating decision maker manages the operations for purposes of making operating decisions and allocating resources.

     According to Russian government estimates, inflation in Russia was 14% in 2003, 12% in 2004 and 5.3% for the three months ended March 31, 2005. The Russian government expects inflation to be approximately 10% for the year in 2005. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.

     The discussion of our results of operations is organized as follows:

•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended March 31, 2005 compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2004

•	Consolidated Financial Position. Consolidated Financial Position at March 31, 2005 compared to Consolidated Financial Position at December 31, 2004

Consolidated Results — Consolidated Results of Operations for the Three Months Ended March 31, 2005 Compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2004

Revenue

     Our revenue increased by 17% to $156.5 million for the three months ended March 31, 2005 from $133.2 million for the three months ended March 31, 2004. The overall increase in revenue was due to an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended March 31, 2004	Ended March 31, 2005
	(in millions)
REVENUE
Business and Corporate Services	$72.9	$88.1
Carrier and Operator Services	45.7	53.0
Consumer Internet Services	11.1	11.8
Mobile Services	3.6	3.6
Eliminations	(0.1)	—

TOTAL REVENUE	$133.2	$156.5

     Business and Corporate Services. Revenue from Business and Corporate Services increased by 21% to $88.1 million for the three months ended March 31, 2005 from $72.9 million for the three months ended March 31, 2004. In our largest market, Moscow, we had increases in our domestic traffic revenues due to adding approximately 2,010 new corporate customers and signing up 21 new multi-tenant business centers, 5 new trade centers and 2 hotels in the three months ended March 31, 2005 along with actively promoting new services among our client base. BCS Moscow recognized approximately $2.7 million in revenue from new contracts in the three months ended March 31, 2005 and grew the number of its Direct Inward Dialing lines from 105,000 as of March 31, 2004 to approximately 120,000 as of March 31, 2005. During the quarter, we also increased our revenue by continuing to assist our customers develop their businesses as they expanded regionally. The macro-economic growth in Russia, Ukraine, and the CIS continues to help us to expand our client base. Additionally, BCS revenue increased by approximately $2.9 million due to the acquisitions of ST-HOLDING s.r.o (“ST-HOLDING”), OAO Balticom Mobile (“Balticom”), and SP Buzton (“Buzton”) in 2004. We began consolidating ST-HOLDING in February 2004, Balticom in April 2004, and Buzton in May 2004.

     Revenue from the BCS division of Golden Telecom (Ukraine) (“GTU”) increased by 39% to $8.5 million for the three months ended March 31, 2005 from $6.1 million for the three months ended March 31, 2004. This increase in revenues was due to a 59% increase in the number of serviced voice lines and a 5% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Offsetting these increasing factors was a 17% decrease in average minutes of use per line per month.

     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 16% to $53.0 million for the three months ended March 31, 2005 from $45.7 million for the three months ended March 31, 2004. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic. In addition, we continue to expand our business with major cellular providers both in Moscow and in regions, which helped offset general tariff decline, although pricing pressures still exist. Additionally, Carrier and Operator Services revenue increased by approximately $0.9 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.

     Revenue for the Carrier and Operator Services division of GTU increased by 49% to $5.5 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004. $1.1 million of this increase in revenue was due to a 28% increase in incoming international traffic which we are able to terminate in a number of cities in Ukraine coupled with a 23% increase in average international revenue per minute of use. $0.5 million of the increase in revenue was due to a 44% increase in carrier minutes of use offset by a 4% decline in average carrier revenue per minute of use.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 6% to $11.8 million for the three months ended March 31, 2005 from $11.1 million for the three months ended March 31, 2004. The change is primarily due to increases in consumer broadband Internet and other consumer Internet related services. In addition, we had increases in the number of dial-up Internet subscribers from 404,953 at March 31, 2004 to 424,570 at March 31, 2005 and the average revenue per Internet subscriber decreased from approximately $8.14 per month to approximately $7.58 per month over the same period.

     Mobile Services. Revenue from Mobile Services was $3.6 million for the three months ended March 31, 2005, unchanged from the three months ended March 31, 2004. Active subscribers increased from 46,669 at March 31, 2004 to 55,419 at March 31, 2005 due to an increasing number of prepaid subscribers. The average revenue per active subscriber has decreased by 24% to approximately $21.40 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as a decrease in the number of subscribers using the said tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.

Expenses

     The following table shows our principal expenses for the three months ended March 31, 2004 and March 31, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	March 31, 2004	March 31, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$30.6	$37.6
Carrier and Operator Services	29.9	33.6
Consumer Internet Services	6.4	7.3
Mobile Services	1.5	1.5
Eliminations	(0.1)	—

TOTAL COST OF REVENUE	68.3	80.0
Selling, general and administrative	26.4	27.6
Depreciation and amortization	17.4	19.7
Equity in losses of ventures	—	0.1
Interest income	(0.3)	(0.4)
Interest expense	0.2	0.1
Foreign currency gain	(0.8)	(0.3)
Minority interest	0.2	0.6
Provision for income taxes	$7.1	$9.1

Cost of Revenue

     Our cost of revenue increased by 17% to $80.0 million for the three months ended March 31, 2005 from $68.3 million for the three months ended March 31, 2004.

     Business and Corporate Services. Cost of revenue from BCS increased by 23% to $37.6 million for the three months ended March 31, 2005 from $30.6 million for the three months ended March 31, 2004. Cost of revenue as a percentage of revenue remained relatively consistent at 43% in 2005 and 42% in 2004. Additionally, BCS cost of revenue includes $1.0 million of cost of revenue from ST-HOLDING, Balticom, and Buzton.

     Cost of revenue for the BCS division of GTU increased by 45 % to $4.5 million, or 53% of revenue, for the three months ended March 31, 2005 from $3.1 million, or 51% of revenue, for the three months ended March 31, 2004. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks as well as increased transmission cost related to new international and intercity channels added to support our growing customer base.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 12% to $33.6 million, or 63% of revenue, for the three months ended March 31, 2005 from $29.9 million, or 65% of revenue, for the three months ended March 31, 2004. Although we continue to experience significant pressure on our margins in this line of business, we have been able to slow margin decline by focusing our business on higher margin traffic from reputable partners. Also, we worked to balance our pricing strategy to be more in line with the settlement rates we are charged by other operators. Additionally, cost of revenue from Carrier and Operator Services increased by approximately $0.3 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.

     Cost of revenue for the Carrier and Operator Services division of GTU increased by 61% to $4.5 million, or 82% of revenue, for the three months ended March 31, 2005 from $2.8 million, or 76% of revenue, for the three months ended March 31, 2004. Cost of revenue increased as a percentage of revenue due to a substantial rise in settlement rates for traffic terminated to mobile networks.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 14% to $7.3 million, or 62% of revenue, for the three months ended March 31, 2005 from $6.4 million, or 58% of revenue, for the three months ended March 31, 2004. The increase as a percentage of revenue was mainly due to increases in fees paid to distributors, Internet content cost and direct employee costs.

     Mobile Services. Cost of revenue from Mobile Services remained unchanged at $1.5 million, or 42% of revenue for the three months ended March 31, 2005 and for the three months ended March 31, 2004.

Selling, General and Administrative

     Our selling, general and administrative expenses increased by 5% to $27.6 million, or 18% of revenue, for the three months ended March 31, 2005 from $26.4 million, or 20% of revenue, for the three months ended March 31, 2004. This increase in selling, general and administrative expenses was due to expensing $1.0 million of capitalized acquisition costs in March 2005 related to an acquisition opportunity that we decided not to pursue. Offsetting this increase were a $1.4 million decrease in severance costs for the quarter and a $1.4 million decrease in payroll and other taxes related to the reversal of a tax contingency accrual. The remaining $3.0 million increase was the result of increases in employee related costs, audit and accounting fees, office rent, bad debt expense and other office expenses.

Depreciation and Amortization

     Our depreciation and amortization expenses increased by 13% to $19.7 million for the three months ended March 31, 2005 from $17.4 million for the three months ended March 31, 2004. The increase was due to depreciation on continuing capital expenditures of the consolidated entities.

Equity in Earning of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to losses of $0.1 million for the three months ended March 31, 2005 from a negligible amount of earnings for the three months ended March 31, 2004.

Interest Income

     Our interest income increase to $0.4 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004.

Interest Expense

     Our interest expense was $0.1 million for the three months ended March 31, 2005 down from $0.2 million for the three months ended March 31, 2004. Debt, excluding capital lease obligations, at March 31, 2005 was $0.3 million compared to $1.2 million at March 31, 2004.

Foreign Currency Gain

     Our foreign currency gain was $0.3 million for the three months ended March 31, 2005, down from $0.8 million for the three months ended March 31, 2004. The decrease in our foreign currency gain is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Minority Interest

     Our minority interest was $0.6 million for the three months ended March 31, 2005, compared to a $0.2 million for the three months ended March 31, 2004. The increase was the result of minority interests in the earnings of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.

Provision for Income Taxes

     Our charge for income taxes was $9.1 million for the three months ended March 31, 2005 compared to $7.1 million for the three months ended March 31, 2004. Our effective tax rate was 31% for the three months ended March 31, 2005 compared to 32% for the three months ended March 31, 2004.

Net Income and Net Income per Share

     Our net income for the three months ended March 31, 2005 was $20.0 million, compared to a net income of $14.7 million for the three months ended March 31, 2004.

     Our net income per share of common stock increased to $0.55 for the three months ended March 31, 2005, compared to a net income per share of $0.41 for the three months ended March 31, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,323,779 in the three months ended March 31, 2005, compared to 36,045,186 in the three months ended March 31, 2004. The increase in outstanding shares was a direct result of employee stock option exercises.

     Our net income per share of common stock on a fully diluted basis increased to $0.55 for the three months ended March 31, 2005, compared to a net income per common share of $0.40 for the three months ended March 31, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,574,576 for the three months ended March 31, 2005, compared to 36,507,332 for the three months ended March 31, 2004.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at March 31, 2005 compared to Consolidated Financial Position at December 31, 2004

Accounts Receivable

     Accounts receivable increased from December 31, 2004 to March 31, 2005 as a result of seasonally slower collections from customers in the first quarter and increased revenues when comparing the month of March 2005 to the month of December 2004.

Intangible Assets

     Our intangible assets decreased at March 31, 2005 as compared to December 31, 2004 mostly as a result of amortization on continuing intangible assets of the consolidated entities. Also contributing to the decrease was the reversal of an income tax contingent liability related to an acquisition as discussed in more detail below.

Other Non-current Liabilities

     Our other non-current liabilities decreased at March 31, 2005 as compared to December 31, 2004 as a result of the reversal of an accrued liability related to a tax contingency. This accrued liability was recorded upon the acquisition of one of our Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate.

Minority Interest

     Our minority interest increased at March 31, 2005 as compared to December 31, 2004 as a result of minority interests in the equity of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.

Stockholders’ Equity

     Shareholders’ equity increased from December 31, 2004 to March 31, 2005 as a result of our net income of $20.0 million and offset by declaring and paying a $7.3 million dividend in the first quarter of 2005.

Income Taxes

     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of certain acquired intangible assets is not deductible for income tax purposes; and (3) write-offs of certain assets are not deductible for tax purposes. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of theses subsidiaries, we fully anticipate that theses other deferred tax assets will be realized through the generation of future taxable income. We also have a deferred tax asset related to net operating loss carry-forwards for US federal income tax purposes. We have concluded that these US loss carry-forwards will be realizable as we anticipate generating future taxable income in the US by earning interest income on intercompany loans to our foreign subsidiaries and by undertaking other planned transactions in 2005. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable futures since it has generate tax losses since 2003.

Liquidity and Capital Resources

     Our cash and cash equivalents was $62.7 million and $53.7 million as of March 31, 2005 and December 31, 2004, respectively. Our total restricted cash was $1.0 million as of March 31, 2005, and December 31, 2004. The restricted cash is maintained in connection with certain of our debt obligations as described below.

     During the three months ended March 31, 2005, we had net cash inflows of $38.9 million from our operating activities. During the three months ended March 31, 2004, we had net cash inflows of $29.5 million from our operating activities. This increase in net cash inflows from operating activities at March 31, 2005 is mainly due to the increase of net income as a result of increased revenues.

     During the three months ended March 31, 2005, we received approximately $150.7 million in cash from our customers for services and we paid approximately $101.7 million to suppliers and employees. During the three months ended March 31, 2004, we received approximately $120.1 million in cash from our customers for services and we paid approximately $81.4 million to suppliers and employees.

     We used cash of $22.2 million and $30.1 million for investing activities for the three months ended March 31, 2005 and March 31, 2004, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $21.7 million for the three months ended March 31, 2005. The majority of network investing activities related to construction of last mile access and network upgrades as a result of increased customer connections. Network investing activities totaled $25.9 million for the three months ended March 31, 2004. We used cash of $0.9 million for the three months ended March 31, 2005 for our acquisition of Daicom and a payment of a holdback amount related to the 2004 Buzton acquisition.

     For the three months ended March 31, 2005, we received negligible amount net proceeds from the exercise of employee stock options and for the three months ended March 31, 2004, we received $2.1 million net proceeds from the exercise of employee stock options.

     In February 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005.

     We had working capital of $96.0 million as of March 31, 2005 and $83.8 million as of December 31, 2004. At March 31, 2005 and December 31, 2004, we had total debt, excluding capital lease obligations, of approximately $0.3 million and $0.2 million, respectively, none of which was current maturity. Total debt included amounts that were fully collateralized by restricted cash.

     In the first quarter of 2000, we entered into a lease for the right to use fiber optic capacity, including facilities and maintenance, from Moscow to Stockholm. The lease has an initial term of ten years with an option to renew for an additional five years. The lease required full prepayments as the capacity increased from an STM-1 to an STM-4 to full capacity of STM-16. Full prepayments were made to the lessor in April 2000, August 2000 and February 2001. These prepayments have been offset against the lease obligation in our financial statements. We will continue to make payments for maintenance for the term of the lease.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of March 31, 2005 for all of these facilities totaled $0.9 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.7 million was funded to our non-consolidated entities.

     In the future, we may execute large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization or through the divestment of non-core assets, or combinations of the above. In case large or numerous acquisitions do not materialize; we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through cash on hand, cash flow from operations, proceeds from additional equity and debt offerings, and debt financing facilities.

     We may not be able to obtain additional financing on favorable terms. As a result, we may become subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.

     As previously disclosed, we expect to complete the acquisition of Hudson Telecom, Inc. in the second quarter of 2005. We expect to fund this acquisition, in principle part, through a $45.0 million unsecured credit facility. Such facility is expected to contain restrictive covenants that will limit the flexibility of our operations.

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

Contractual Obligations

     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, include our contractual cash obligations. Contractual cash obligations include short- and long-term debt arrangements, capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the three months ended March 31, 2005, no material changes occurred in our contractual cash obligations.

Special Note Regarding Forward Looking Statements

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) potential tax claims, (iii) the effects of potential litigation, (iv) projected traffic volumes and other growth indicators; (v) anticipated revenues and expenses; (vi) the Company’s competitive environment; (vii) the future performance of consolidated and equity method investments; (viii) our intention to offer our services under the Golden Telecom brand; (ix) our intentions to expand our fiber optic capacity and add transmission capacity; (x) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xi) the impact of critical accounting policies and estimates; (xii) the growth of our operations in key regions of Russia; (xiii) our growth strategy in our business segments; (xiv) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and the interconnection rules; and (xv) the effect of utilizing our anticipated intercity and international license, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, the potential effect of the new law “On Telecommunications and the related interconnection rules, our receipt of a new intercity and international license and the utilization of such license, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. Quantitative and Qualitative disclosures About Market Risk

     There have been no material changes in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. Other Information

     In accordance with the terms and conditions of a shareholders agreement entered by the Company, Alfa Telecom Limited (“Alfa”), Nye Telenor East Invest AS (“Telenor”), OAO Rostelecom (“Rostelecom”), Capital International Global Emerging Markets Private Equity Fund, L.P. (“Capital”), Cavendish Nominees Limited (“Cavendish”) and First NIS Regional Fund SICAV (“First NIS”), dated August 19, 2003, the parties agreed that three directors would be designated for nomination by Alfa, two directors would be designated for nomination by Telenor, two directors would be designated for nomination by Rostelecom, one director would be designated for nomination by Capital, one director would be designated for nomination by Cavendish and First NIS, and one director would be designated by the Board of Directors.

     In connection with the designation of candidates for election to the Board of Directors at the upcoming 2005 Annual Meeting of Shareholders, Alfa has designated Mr. Pavel Kulikov instead of Mr. Alexander Vinogradov and Rostelecom has designated Mr. Dmitry Korol instead of Mr. Michael North. Messrs. Vinogradov and North will continue to serve as directors until the conclusion of the 2005 Annual Meeting.

     The following table shows each of the designated nominees for election as director and which shareholder designated them for nomination.

Shareholder	Nominees
Alfa	Mr. Petr Aven
Mr. Andrey Kosogov
Mr. Pavel Kulikov
Telenor	Mr. Kjell Johnsen
Mr. Jan Thygesen
Rostelecom	Mr. Vladimir Androsik
Mr. Dmitry Korol
Capital	Mr. Ashley Dunster
Cavendish/First NIS	Mr. Michael Calvey

     Mr. David Herman has been selected as a candidate for election by the full Board.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Designation	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 28, 2005