Form 10-Q
period 2005-06-30
GOLDEN TELECOM INC
filed 2005-08-05
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
(Commission file number: 0-27423)
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0391303 (I.R.S. Employer Identification No.)
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
     At August 3, 2005, there were 36,393,990 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of US$, Except Share Data)

	December 31,	June 30,
	2004	2005
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,699	$81,222
Accounts receivable, net of allowance for doubtful accounts of $23,205 and $27,259 at December 31, 2004 and June 30, 2005, respectively	89,177	95,536
VAT receivable	19,022	18,464
Prepaid expenses and advances to suppliers	13,793	10,354
Deferred tax asset	7,863	9,622
Other current assets	16,738	18,910

TOTAL CURRENT ASSETS	200,292	234,108

Property and equipment, net of accumulated depreciation of $185,781 and $214,563 at December 31, 2004 and June 30, 2005, respectively	347,891	358,258

Goodwill and intangible assets:

Goodwill	146,254	146,254
Intangible assets, net of accumulated amortization of $41,999 and $50,943 at December 31, 2004 and June 30, 2005, respectively	101,316	93,961

Net goodwill and intangible assets	247,570	240,215
Restricted cash	1,012	560
Other non-current assets	9,003	9,252

TOTAL ASSETS	$805,768	$842,393

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of US$, Except Share Data)

	December 31,	June 30,
	2004	2005
	(audited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,474	$86,522
VAT payable	14,235	16,468
Current capital lease obligation	2,301	2,361
Deferred revenue	11,761	14,161
Due to affiliates and related parties	3,199	3,013
Other current liabilities	3,572	3,228

TOTAL CURRENT LIABILITIES	116,542	125,753

Long-term debt, less current portion	200	253
Long-term deferred tax liability	24,244	23,493
Long-term deferred revenue	23,124	27,170
Long-term capital lease obligations	1,538	393
Other non-current liabilities	2,001	—

TOTAL LIABILITIES	167,649	177,062

Minority interest	11,738	13,003

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2004 and June 30, 2005)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,322,490 and 36,376,990 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively)	363	364
Additional paid-in capital	669,777	670,472
Accumulated deficit	(43,759)	(18,508)

TOTAL SHAREHOLDERS’ EQUITY	626,381	652,328

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$805,768	$842,393

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of US$, Except Per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
REVENUE:

Telecommunication services	$138,336	$164,392	$270,916	$319,990
Revenue from affiliates and related parties	537	1,117	1,131	1,984

TOTAL REVENUE	138,873	165,509	272,047	321,974

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	70,215	86,191	138,494	166,188
Selling, general and administrative (excluding depreciation and amortization)	25,118	28,828	51,511	56,414
Depreciation and amortization	18,312	20,150	35,680	39,871

TOTAL OPERATING COSTS AND EXPENSES	113,645	135,169	225,685	262,473

INCOME FROM OPERATIONS	25,228	30,340	46,362	59,501

OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	243	(70)	243	(168)
Interest income	271	524	540	900
Interest expense	(155)	(350)	(350)	(437)
Foreign currency losses	(1,051)	(603)	(224)	(239)

TOTAL OTHER INCOME (EXPENSE)	(692)	(499)	209	56

Income before minority interest and income taxes	24,536	29,841	46,571	59,557
Minority interest	224	719	539	1,265
Income taxes	7,403	9,355	14,472	18,498

NET INCOME	$16,909	$19,767	$31,560	$39,794

Basic earnings per share of common stock:
Net income per share — basic	$0.47	$0.54	$0.87	$1.10

Weighted average common shares — basic	36,243	36,334	36,144	36,329

Diluted earnings per share of common stock:
Net income per share — diluted	$0.46	$0.54	$0.86	$1.09

Weighted average common shares — diluted	36,539	36,571	36,523	36,573

Cash dividends per common share	$0.20	$0.20	$0.40	$0.40

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of US$)
(unaudited)

	Six Months Ended June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$31,560	$39,794
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	26,735	30,908
Amortization	8,945	8,963
Equity in (earnings) losses of ventures	(243)	168
Foreign currency losses	224	239
Bad debt expense	4,320	4,681
Other	(1,052)	(1,445)
Changes in assets and liabilities:
Accounts receivable	(13,662)	(11,126)
Accounts payable and accrued expenses	3,402	4,887
VAT, net	(78)	2,796
Other changes in assets and liabilities	2,163	6,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,314	86,232

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(54,368)	(44,362)
Acquisitions, net of cash acquired	(14,782)	(946)
Restricted cash	(3)	452
Other investing	260	1,300

NET CASH USED IN INVESTING ACTIVITIES	(68,893)	(43,556)

FINANCING ACTIVITIES
Repayments of debt	(525)	—
Net proceeds from exercise of employee stock options	4,168	565
Cash dividends paid	(14,478)	(14,543)
Other financing	(1,866)	(1,085)

NET CASH USED IN FINANCING ACTIVITIES	(12,701)	(15,063)

Effect of exchange rate changes on cash and cash equivalents	(96)	(90)

Net increase (decrease) in cash and cash equivalents	(19,376)	27,523
Cash and cash equivalents at beginning of period	65,180	53,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,804	$81,222

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
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2005, may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and New Accounting Pronouncements
Summary of Significant Accounting Policies
Goodwill and Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	As of December 31, 2004		As of June 30, 2005
		(in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	$92,250	$(21,917)	$93,008	$(26,417)
Contract-based customer relationships	36,849	(10,883)	36,849	(14,609)
Licenses	4,358	(2,515)	5,170	(2,835)
Other intangible assets	9,858	(6,684)	9,877	(7,082)

Total	$143,315	$(41,999)	$144,904	$(50,943)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and six months ended June 30, 2004, and 2005, respectively, comprehensive income for the Company is equal to net income.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net income, as reported	$16,909	$19,767	$31,560	$39,794
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	463	149	903	330

Pro forma net income	$16,446	$19,618	$30,657	$39,464

Net income per share:
Basic — as reported	$0.47	$0.54	$0.87	$1.10
Basic — pro forma	0.45	0.54	0.85	1.09
Diluted — as reported	0.46	0.54	0.86	1.09
Diluted — pro forma	0.45	0.54	0.84	1.08
Income Taxes
     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of APB No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the tax rates currently applicable to the Company in the United States and to the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, where our partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comparative Figures
     Certain 2004 amounts have been reclassified to conform to the presentation adopted in the current year.
Recent Accounting Pronouncements
     In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first annual reporting period beginning after June 15, 2005.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The Company plans to adopt SFAS No. 123R using the modified prospective method. As the Company currently accounts for share based payments to employees in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the views of the SEC staff regarding the application of SFAS No. 123R. The impact of adopting SFAS No. 123R and SAB 107 cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R and SAB 107 in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material effect on the financial position, results of operations, or cash flow.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on the financial position, results of operations, or cash flow.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3: Net Earnings Per Share
     Basic earnings per share at June 30, 2004, and 2005 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2004, and 2005 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and six months ended June 30, 2004, and 2005, was 10,000 stock options.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(in thousands, except per share data)
Net income	$16,909	$19,767	$31,560	$39,794

Weighted average outstanding of:
Common stock shares	36,243	36,334	36,144	36,329

Dilutive effect of:
Employee stock options	296	237	379	244

Common stock and common stock equivalents	36,539	36,571	36,523	36,573

Earnings per share:
Basic	$0.47	$0.54	$0.87	$1.10

Diluted	$0.46	$0.54	$0.86	$1.09

Note 4: Business Combinations
     In March 2005, the Company completed the acquisition of 75% ownership interest in OOO Diacom (“Diacom”), an early stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with the acquisition, the Company entered into a participants’ agreement whereby the Company agreed to provide a secured loan to finance Diacom’s initial working capital requirements. The participants’ agreement also provided the seller with a put option that, if exercised, would require the Company to purchase the seller’s remaining 25% interest at fair market value. In addition, the participants’ agreement provided the Company with a call option that, if exercised, would require the seller to sell after February 1, 2008, the seller’s 25% interest in Diacom at any time beginning after February 1, 2008, if Diacom’s valuation exceeds targeted levels by February 1, 2008.
     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to an affiliate of Alfa Telecom Limited, a significant shareholder of the Company.
Note 5: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 328,485 shares and 54,500 shares in the six months ended June 30, 2004, and 2005, respectively, which were issued in connection with the exercise of employee stock options.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
     In February 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. The Company paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005.
     In May 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of June 16, 2005. The Company paid the total amount payable of approximately $7.3 million to shareholders on June 30, 2005.
Note 6: Commitments, Contingencies and Other Matters
Tax Matters
     The Company’s wholly-owned subsidiary, EDN Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to claims against OAO Comincom (“Comincom”) and OAO Combellga (“Combellga”), both of which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on July 8, 2004, and September 1, 2004, respectively. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in connection with Comincom and Combellga in the amounts of $0.8 million and $4.7 million, respectively, for the years ended December 31, 2001 and 2002. Comincom and Combellga filed lawsuits against the tax inspectorate disputing the claims, and the court ruled in favor of the Company in both cases by dismissing the tax inspectorate’s claims on January 21, 2005, and December 20, 2004, respectively. On July 11, 2005, the third instance court decided that the case against Comincom shall be reverted to the first instance court for new consideration. With respect to the claim against Combellga, the deadline for appeal expired on June 27, 2005, and the Company has not received any evidence that the tax inspectorate filed an appeal. The Company does not consider an unfavorable outcome probable for these claims. Since the tax claims relate to periods before the Company acquired 100% of shares of Comincom, they are covered by the indemnification provisions of the Share Exchange Agreement between the Company and Nye Telenor East Invest (“Telenor”). Therefore, in case of an unfavorable outcome of this litigation, the Company intends to seek indemnification from Telenor.
     In March 2005, the Company reversed a $2.0 million accrued liability related to estimated taxes, including $0.6 million related to income taxes. This accrued liability was recorded upon the acquisition of one of the Company’s Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate. The net effect of the reversal of this accrued liability was $1.4 million reduction in selling, general and administrative expenses in the six months ended June 30, 2005, and $0.6 million reduction in intangible assets for the portion associated with income tax.
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of uncertainties associated with Commonwealth of Independent States taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2005. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While some of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (“Interconnection Rules”) that will take effect on January 1, 2006. The Company believes that the Interconnection Rules will impact the Company’s operations in the areas of numbering capacity, licenses for international long distance traffic, voice over Internet Protocol traffic, and interconnect pricing. In addition, the New Law creates a universal service charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. To date, the Company has accrued approximately $0.6 million in universal service fund expense for May and June 2005.
     The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Rules of Price Establishment for Interconnection and Traffic Routing, Regulations of Network Design, Rules of Non-Discriminatory access to Infrastructure, and Calling Party Pays Regulations. Until these regulations are finalized, the Company cannot predict with any certainty how the New Law will affect the Company. The Company continues to have regular dialogue about these current regulatory issues with the Russian Ministry of Telecommunications.
     On May 31, 2005, the Company received a national intercity and international telephone license in Russia valid until May 31, 2012. If the Company decides to utilize the license, the Company must begin providing services and fulfil certain network requirements specified in the Interconnection Rules not later than May 31, 2007. There are still unknown and yet to be clarified portions of the laws and regulations that will affect both the timing and cost of the long distance license implementation. The Company is currently evaluating the capital and operating costs of implementing the known requirements for the long distance license.
Other Commitments and Contingencies
     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which is all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.
     The Company has future purchase commitments of $73.4 million and $81.3 million as of June 30, 2004, and 2005, respectively. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.
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
Change in Accounting Estimate
     Prior to the second quarter of 2005, the Company recorded estimates for unused vacation based on the average salary levels for the Company’s employees and total days of unused vacation of employees. During the second quarter of 2005, the Company revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of the Company’s obligation for unused vacation. The change in accounting estimate decreased net income for the three and six months ended June 30, 2005 by approximately $1.3 million, including the associated payroll taxes, (equivalent to $0.04 per common share — basic and $0.04 per common share — diluted) for the three and six months ended June 30, 2005.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Matters
     The Company confirmed in March 2005, that its 22.8% investment in MCT Corp. (“MCT”) no longer qualifies for accounting under the equity method since the majority ownership of MCT is concentrated among a small group of shareholders who operate MCT without regard to the views of GTI and since GTI has attempted to obtain more financial information than is currently available to MCT’s other shareholders and is unable to obtain that information.
Note 7: Segment Information
Line Of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and six months ended June 30, 2004, and 2005, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended June 30, 2004

Revenue from external customers	$78,941	$44,575	$11,432	$3,993	$—	$138,941	$138,873	$(1,492)	$1,424
Intersegment revenue	—	219	—	—	(219)	—	—	—	—
Operating income (loss)	18,744	7,983	627	1,218	(2,949)	25,623	25,228	(395)	—
Identifiable assets	429,728	259,492	57,743	5,280	28,978	781,221	777,083	(4,138)	—
Capital expenditures	20,956	8,552	1,490	221	5	31,224	30,839	(385)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended June 30, 2005

Revenue from external customers	$96,432	$54,455	$10,728	$3,905	$—	$165,520	$165,509	$(615)	$604
Intersegment revenue	—	14	—	—	(14)	—	—	—	—
Operating income (loss)	26,148	7,116	(553)	1,019	(3,340)	30,390	30,340	(50)	—
Identifiable assets	459,911	288,345	58,375	4,048	35,050	845,729	842,393	(3,336)	—
Capital expenditures	14,992	5,983	1,355	83	18	22,431	22,338	(93)	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended June 30, 2004

Revenue from external customers	$151,884	$90,097	$22,570	$7,607	$—	$272,158	$272,047	$(2,730)	$2,619
Intersegment revenue	—	363	—	—	(363)	—	—	—	—
Operating income (loss)	35,177	14,132	1,580	2,042	(6,124)	46,807	46,362	(445)	—
Identifiable assets	429,728	259,492	57,743	5,280	28,978	781,221	777,083	(4,138)	—
Capital expenditures	41,697	17,412	2,390	534	21	62,054	61,434	(620)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended June 30, 2005

Revenue from external customers	$184,519	$107,434	$22,512	$7,528	$—	$321,993	$321,974	$(1,166)	$1,147
Intersegment revenue	—	22	—	—	(22)	—	—	—	—
Operating income (loss)	49,342	14,861	1,163	2,110	(7,972)	59,504	59,501	(3)	—
Identifiable assets	459,911	288,345	58,375	4,048	35,050	845,729	842,393	(3,336)	—
Capital expenditures	29,103	11,370	2,301	180	107	43,061	42,963	(98)	—
     Included in Consumer Internet operating income is the impact of the reversal of an accrued liability related to estimated taxes, as discussed in note 6.
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of June 30, 2004, and 2005 is as follows:

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended June 30, 2004
Revenue	$124,148	$15,464	$(739)	$138,873
Long-lived assets	548,273	26,709	10,028	585,010

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended June 30, 2005
Revenue	$146,921	$19,033	$(445)	$165,509
Long-lived assets	566,945	28,992	11,403	607,340

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six months ended June 30, 2004
Revenue	$244,730	$28,885	$(1,568)	$272,047
Long-lived assets	548,273	26,709	10,028	585,010

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six months ended June 30, 2005
Revenue	$286,414	$36,586	$(1,026)	$321,974
Long-lived assets	566,945	28,992	11,403	607,340

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and six months ended June 30, 2005, and 2004. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via leased channels and intercity fiber optic and satellite-based networks, including approximately 233 access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.
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
     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high quality services to the segments of the business market in which we operate. Competition with these operators is intense and frequently results in declining prices for some of our services, which adversely affects our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) to ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the USD has become relatively stable since early 2000 and appreciated in 2004 and slightly declined during the six months ended June 30, 2005, so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

Recent Acquisitions
     In March 2005, we completed the acquisition of 75% ownership interest in OOO Daicom (“Daicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with this acquisition, we also entered into a participants’ agreement whereby we agreed to provide a secured loan to finance Diacom’s initial working capital requirements. In addition, the participants’ agreement also provided the seller with a put option that, if exercised, would require us to purchase the seller’s 25% interest at fair market value. The participants’ agreement provided us with a call option that, if exercised, would require the seller to sell after February 1, 2008 its 25% interest in Daicom at any time beginning after February 1, 2008, if Diacom’s valuation exceeds targeted levels by February 1, 2008.
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
Other Developments
     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While some of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (“Interconnection Rules”) that will take effect on January 1, 2006. We believe that the Interconnection Rules will impact our operations in the areas of numbering capacity, licenses for international long distance traffic, voice over Internet Protocol (“VoIP”) traffic, and interconnect pricing. In addition, the New Law created a universal service charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. To date, we have accrued approximately $0.6 million in universal service fund expense for May and June 2005.
     The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Rules of Price Establishment for Interconnection and Traffic Routing, Regulations of Network Design, Rules of Non-Discriminatory Access to Infrastructure, and Calling Party Pays Regulations. Until these regulations are finalized, we cannot predict with any certainty how the New Law will affect us. We continue to have regular dialogue about these current regulatory issues with the Russian Ministry of Telecommunications.
     On May 31, 2005, we received a national intercity and international telephone license in Russia valid until May 31, 2012. If we decide to utilize the license, we must begin providing services and fulfill certain network requirements specified in the Interconnection Rules not later than May 31, 2007. There are still unknown and yet to be clarified portions of the laws and regulations that will affect both the timing and cost of the long distance license implementation. We are currently evaluating the capital and operating costs of implementing the known requirements for the long distance license.
     In February 2005, we received notice from Vimpelcom, our largest customer, that it is diverting a volume of traffic away from us pursuant to the telephone traffic routing provisions of the Law On Communications and the General Scheme for operation of the Russian GSM Network promulgated by the Russian Ministry of Telecommunications. Average monthly international and long-distance revenue from Vimpelcom fell by approximately $0.2 million when comparing the six months ended June 30, 2005, with fiscal year 2004. As a result of our discussions with Vimpelcom and regulatory agencies we have been able to agree on the future reinstatement of traffic volumes in St. Petersburg.
     In June 2005, another carrier expressed its intentions to divert a portion of its traffic from our network. We anticipate that such a diversion would result in a decrease in revenues from this carrier by approximately $1.0 million per month.
     Prior to the second quarter of 2005, we recorded estimates for unused vacation based on the average salary levels for our employees and total days of unused vacation of employees. During the second quarter of 2005, we revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of our obligation for unused vacation. The change in accounting estimate decreased net income for the three and six months ended June 30, 2005 by approximately $1.3 million, including the associated payroll taxes, (equivalent to $0.04 per common share — basic and $0.04 per common share — diluted) for the three and six months ended June 30, 2005.

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
     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link which we launched in the middle of 2004 will be continued into the second half of 2005. At present, we are constructing an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in early 2006. To date, this inter-city fiber optic link has been completed from Moscow to Noginsk and from Ufa to Almetyevsk. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $40.0 million to $50.0 million in this and related backbone projects through 2007. To date, we have invested approximately $10.9 million in these projects.
     A significant portion of our carrier revenue in Ukraine is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of services are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including Ukrainian Mobile Communications (“UMC”), received international telecommunications licenses. Nevertheless, UMC, one of our largest customers, continued sending a large volume of outgoing international traffic through our network in 2004 and during the first quarter of 2005. However, in April 2005, UMC significantly decreased the volume of such traffic it routes through our network and began directly terminating such traffic with international carriers. This decrease in outgoing international traffic resulted in a $0.1 million decrease in revenue for the second quarter of 2005. We do not anticipate that this UMC traffic will be restored in future periods.
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
     In 2005, we continue to see growth opportunities organically, through select acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from the key regions of Rostov-On-Don, Nizhny Novgorod, Samara, Ufa, Krasnoyarsk, Vladivostok, Khabarovsk, and Ekaterinburg.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market-share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized business or (“SMB”) and the small office / home office (“SOHO”) markets. In those cases where the potential SMB and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions. In Carrier and Operator Services, our strategy focuses on partnering with more mobile operators in the regions. We aim to provide mobile operators with the right solutions for their needs and thereby benefit from mobile operator expansion and growth. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins. In Consumer

Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline. In response to a decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in major cities via wireless delivery mechanisms. We are continuing to “beta” test new technologies that will benefit consumers and allow us to strengthen our market position as well as to up-sell to our existing dial-up customer base. A recent example of this is our pilot implementation of WiFi in selected areas of Russia. Also, with low penetration of dial-up services throughout the regions, we continue to see potential in the consumer Internet market.
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
     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $1.9 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.
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
     Tax provisions; in the course of preparing financial statements in accordance with United States generally accepted accounting principles, we record potential tax loss provisions under the guidelines of SFAS No. 5, “Accounting for Contingencies”. In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first annual reporting period beginning after June 15, 2005.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. As we currently account for share based payments to employees in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. On March 30, 2005, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the views of the SEC staff regarding the application of SFAS No. 123R. The impact of adopting SFAS No. 123R and SAB 107 cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R and SAB 107 in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect that the adoption of FIN No. 47 will have a material effect on our financial position, results of operations, or cash flow.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material effect on the financial position, results of operations, or cash flow.
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 7 “Segment Information — Line of Business Data” to our consolidated financial statements. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aligned our operating segments in the manner that the chief operating decision maker manages the operations for purposes of making operating decisions and allocating resources.
     According to Russian government estimates, inflation in Russia was 14% in 2003, 12% in 2004 and 8% for the six months ended June 30, 2005. The Russian government expects inflation to be approximately 10% for the year in 2005. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended June 30, 2005 compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2004

•	Consolidated Results. Consolidated Results of Operations for the Six Months Ended June 30, 2005 compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2004

•	Consolidated Financial Position. Consolidated Financial Position at June 30, 2005 compared to Consolidated Financial Position at December 31, 2004

Consolidated Results — Consolidated Results of Operations for the Three Months Ended June 30, 2005 Compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2004
Revenue
     Our revenue increased by 19% to $165.5 million for the three months ended June 30, 2005, from $138.8 million for the three months ended June 30, 2004. The overall increase in revenue was due to an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2004	Ended June 30, 2005
	(in millions)
REVENUE
Business and Corporate Services	$78.9	$96.4
Carrier and Operator Services	44.7	54.5
Consumer Internet Services	11.4	10.7
Mobile Services	4.0	3.9
Eliminations	(0.2)	—

TOTAL REVENUE	$138.8	$165.5
     Business and Corporate Services. Revenue from BCS services increased by 22% to $96.4 million for the three months ended June 30, 2005, from $78.9 million for the three months ended June 30, 2004. In our largest market, Moscow, we had increases in our revenues due to adding approximately 1,890 new corporate customers, 28 new multi-tenant business centers, and 6 new trade centers in the three months ended June 30, 2005, along with actively promoting new services among our client base. BCS Moscow recognized approximately $6.1 million in revenue from new contracts in the three months ended June 30, 2005, and grew the number of its Direct Inward Dialing lines from 110,600 as of June 30, 2004, to approximately 122,500 as of June 30, 2005. During the quarter, we also increased our revenue by continuing to assist our customers develop their businesses as they expanded regionally. The macro-economic growth in Russia, Ukraine, and the CIS continues to help us to expand our client base. Additionally, BCS revenue increased by approximately $1.2 million due to the acquisitions OAO Balticom Mobile (“Balticom”) and SP Buzton (“Buzton”) in 2004. We began consolidating Balticom in April 2004 and Buzton in May 2004.
     Revenue from the BCS division of GTU increased by 42% to $9.5 million for the three months ended June 30, 2005, from $6.7 million for the three months ended June 30, 2004. This increase in revenues was due to a 57% increase in the number of serviced voice lines and a 7% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Offsetting these increasing factors was a 16% decrease in average minutes of use per line per month.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 22% to $54.5 million for the three months ended June 30, 2005, from $44.7 million for the three months ended June 30, 2004. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic. In addition, we continue to expand our business with major cellular providers both in Moscow and in regions, which helped offset general tariff decline, although pricing pressures still exist. We continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors.
     Revenue for the Carrier and Operator Services division of GTU increased by 17% to $5.6 million for the three months ended June 30, 2005, from $4.8 million for the three months ended June 30, 2004. $0.2 million of this increase in revenue was due to a 7% increase in incoming international traffic which we are able to terminate in a number of cities in Ukraine. $0.4 million of the increase in revenue was due to a 19% increase in carrier minutes of use coupled with a 5% increase in average carrier revenue per minute of use.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 6% to $10.7 million for the three months ended June 30, 2005, from $11.4 million for the three months ended June 30, 2004. The change is primarily due to a decrease in the average revenue per dial-up Internet subscriber from $7.47 per month for the second quarter of 2004 to approximately $6.84 per month for the second quarter of 2005. Partly offsetting this decreasing factor was an increase in the number of dial-up Internet subscribers from 385,451 at June 30, 2004, to 394,250 at June 30, 2005. Our dial-up subscriber counts continue to increase as regional subscriber growth offsets subscriber loss in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of new Internet access technologies such as digital subscriber line (“DSL”).
     Mobile Services. Revenue from Mobile Services decreased by 3% to $3.9 million for the three months ended June 30, 2005, from $4.0 million for the three months ended June 30, 2004. Active subscribers increased from 50,975 at June 30, 2004, to 55,074 at June 30, 2005, due to an increasing number of prepaid subscribers. The average revenue per active subscriber has decreased by 13% to approximately $23.82 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as a decrease in the number of subscribers using the that tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.
Expenses
     The following table shows our principal expenses for the three months ended June 30, 2004, and June 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	June 30, 2004	June 30, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$34.3	$41.3
Carrier and Operator Services	27.8	35.8
Consumer Internet Services	6.8	7.3
Mobile Services	1.5	1.8
Eliminations	(0.2)	—

TOTAL COST OF REVENUE	70.2	86.2
Selling, general and administrative	25.1	28.8
Depreciation and amortization	18.3	20.2
Equity in (earnings) losses of ventures	(0.2)	0.1
Interest income	(0.3)	(0.5)
Interest expense	0.1	0.3
Foreign currency loss	1.0	0.5
Minority interest	0.3	0.7
Provision for income taxes	$7.4	$9.4
Cost of Revenue
     Our cost of revenue increased by 23% to $86.2 million for the three months ended June 30, 2005, from $70.2 million for the three months ended June 30, 2004. Included in the increase of cost of revenue is a $0.7 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
     Business and Corporate Services. Cost of revenue from BCS increased by 20% to $41.3 million for the three months ended June 30, 2005, from $34.3 million for the three months ended June 30, 2004. Cost of revenue as a percentage of revenue remained consistent at 43% for the three months ended June 30, 2005, and 2004. Additionally, BCS cost of revenue includes $0.6 million of cost of revenue from Balticom and Buzton.
     Cost of revenue for the BCS division of GTU increased by 47% to $5.0 million, or 53% of revenue, for the three months ended June 30, 2005, from $3.4 million, or 51% of revenue, for the three months ended June 30, 2004. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 29% to $35.8 million, or 66% of revenue, for the three months ended June 30, 2005, from $27.8 million, or 62% of revenue, for the three months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix to favor traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. Also, the cost of revenue as a percentage of revenue in this line of business for the three months ended June 30, 2004, was unusually low due to high margin traffic carried during that quarter. We continue to experience significant pressure on our margins in this line of business, but we have been able to slow margin decline by focusing our business on higher margin traffic from reputable partners. Also, we continue to balance our pricing strategy to be more in line with the settlement rates we are charged by other operators.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 13% to $4.4 million, or 79% of revenue, for the three months ended June 30, 2005, from $3.9 million, or 81% of revenue, for the three months ended June 30, 2004. Cost of revenue decreased as a percentage of revenue primarily due to lower transmission costs. These lower transmission costs resulted from a new lease signed in January 2005 that provides cheaper capacity between Kiev and Frankfurt via two VC3 channels.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 7% to $7.3 million, or 68% of revenue, for the three months ended June 30, 2005, from $6.8 million, or 60% of revenue, for the three months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Mobile Services. Cost of revenue from Mobile Services increased by 20% to $1.8 million, or 46% of revenue for the three months ended June 30, 2005, from $1.5 million, or 38% of revenue for the three months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to the decline in average revenue per active subscriber, as mentioned previously. Additionally, cost or revenue increased due to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 15% to $28.8 million, or 17% of revenue, for the three months ended June 30, 2005, from $25.1 million, or 18% of revenue, for the three months ended June 30, 2004. This increase in selling, general and administrative expenses was mainly due to an increase in employee related costs and asset obsolescence. Included in the increase in employee related costs is a $1.1 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 10% to $20.2 million for the three months ended June 30, 2005, from $18.3 million for the three months ended June 30, 2004. The increase was due to depreciation on continuing capital expenditures of the consolidated entities.
Equity in (Earning) Losses of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to losses of $0.1 million for the three months ended June 30, 2005, from a $0.2 million of earnings for the three months ended June 30, 2004.
Interest Income
     Our interest income increased to $0.5 million for the three months ended June 30, 2005, from $0.3 million for the three months ended June 30, 2004.
Interest Expense
     Our interest expense increased to $0.3 million for the three months ended June 30, 2005, from $0.1 million for the three months ended June 30, 2004.
Foreign Currency Loss
     Our foreign currency loss was $0.5 million for the three months ended June 30, 2005, down from $1.0 million for the three months ended June 30, 2004. The decrease in our foreign currency loss is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.

Minority Interest
     Our minority interest was $0.7 million for the three months ended June 30, 2005, compared to a $0.3 million for the three months ended June 30, 2004. The increase was the result of minority interests in the earnings of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.
Provision for Income Taxes
     Our charge for income taxes was $9.4 million for the three months ended June 30, 2005, compared to $7.4 million for the three months ended June 30, 2004. Our effective tax rate was 31% for the three months ended June 30, 2005, compared to 30% for the three months ended June 30, 2004.
Net Income and Net Income per Share
     Our net income for the three months ended June 30, 2005, was $19.8 million, compared to a net income of $16.9 million for the three months ended June 30, 2004.
     Our net income per share of common stock increased to $0.54 for the three months ended June 30, 2005, compared to a net income per share of $0.47 for the three months ended June 30, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,333,521 in the three months ended June 30, 2005, compared to 36,243,352 in the three months ended June 30, 2004. The increase in outstanding shares was a direct result of employee stock option exercises.
     Our net income per share of common stock on a fully diluted basis increased to $0.54 for the three months ended June 30, 2005, compared to a net income per common share of $0.46 for the three months ended June 30, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,571,294 for the three months ended June 30, 2005, compared to 36,538,901 for the three months ended June 30, 2004.
     The change in accounting estimate for unused vacation decreased net income for the three months ended June 30, 2005, by approximately $1.3 million, including the associated payroll taxes, (equivalent to $0.04 per common share — basic and $0.04 per common share — diluted) for the three months ended June 30, 2005.
Consolidated Results — Consolidated Results of Operations for the Six Months Ended June 30, 2005 Compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2004
Revenue
     Our revenue increased by 18% to $322.0 million for the six months ended June 30, 2005, from $272.0 million for the six months ended June 30, 2004. The overall increase in revenue was due to an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2004	Ended June 30, 2005
	(in millions)
REVENUE
Business and Corporate Services	$151.8	$184.5
Carrier and Operator Services	90.4	107.5
Consumer Internet Services	22.5	22.5
Mobile Services	7.6	7.5
Eliminations	(0.3)	—

TOTAL REVENUE	$272.0	$322.0

     Business and Corporate Services. Revenue from BCS increased by 22% to $184.5 million for the six months ended June 30, 2005, from $151.8 million for the six months ended June 30, 2004. In our largest market, Moscow, we had increases in our revenues due to adding approximately 3,900 new corporate customers, 49 new multi-tenant business centers, 11 new trade centers and 2 hotels in the six months ended June 30, 2005, along with actively promoting new services among our client base. BCS Moscow recognized approximately $8.8 million in revenue from new contracts in the six months ended June 30, 2005, and grew the number of its Direct Inward Dialing lines from 110,660 as of June 30, 2004, to approximately 122,500 as of June 30, 2005. During the first half of the year, we also increased our revenue by continuing to assist our customers develop their businesses as they expanded regionally. The macro-economic growth in Russia, Ukraine, and the CIS continues to help us to expand our client base. Additionally, BCS revenue increased by approximately $3.8 million due to the acquisitions of ST-HOLDING s.r.o. (“ST-HOLDING”), Balticom, and Buzton in 2004. We began consolidating ST-HOLDING in February 2004, Balticom in April 2004, and Buzton in May 2004.
     Revenue from the BCS division of GTU increased by 41% to $18.0 million for the six months ended June 30, 2005, from $12.8 million for the six months ended June 30, 2004. This increase in revenues was due to a 57% increase in the number of serviced voice lines and a 6% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Offsetting these increasing factors was a 17% decrease in average minutes of use per line per month.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 19% to $107.5 million for the six months ended June 30, 2005, from $90.4 million for the six months ended June 30, 2004. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic. In addition, we continue to expand our business with major cellular providers both in Moscow and in regions, which helped offset general tariff decline, although pricing pressures still exist. We continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors. Additionally, Carrier and Operator Services revenue increased by approximately $0.7 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.
     Revenue for the Carrier and Operator Services division of GTU increased by 31% to $11.1 million for the six months ended June 30, 2005, from $8.5 million for the six months ended June 30, 2004. $1.3 million of this increase in revenue was due to a 17% increase in incoming international traffic which we are able to terminate in a number of cities in Ukraine coupled with a 10% increase in average international revenue per minute of use. $0.9 million of the increase in revenue was due to a 29% increase in carrier minutes of use and a 2% increase in average carrier revenue per minute of use.
     Consumer Internet Services. Revenue from Consumer Internet Services was $22.5 million for the six months ended June 30, 2005, unchanged from the six months ended June 30, 2004. Although the average revenue per dial-up Internet subscriber decreased from $8.12 per month for the six months ended June 30, 2004, to approximately $7.40 per month for the six months ended June 30, 2005, the number of dial-up Internet subscribers increased from 385,451 at June 30, 2004, to 394,250 at June 30, 2005. Our subscriber counts continue to increase as regional subscriber growth offsets subscriber loss in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of new Internet access technologies such as DSL.
     Mobile Services. Revenue from Mobile Services decreased by 1% to $7.5 million for the six months ended June 30, 2005, from $7.6 million for the six months ended June 30, 2004. Active subscribers increased from 50,975 at June 30, 2004, to 55,074 at June 30, 2005, due to an increasing number of prepaid subscribers. The average revenue per active subscriber has decreased by 20% to approximately $22.53 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as a decrease in the number of subscribers using that tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.

Expenses
     The following table shows our principal expenses for the six months ended June 30, 2004, and June 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Six Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$64.9	$78.9
Carrier and Operator Services	57.7	69.4
Consumer Internet Services	13.2	14.6
Mobile Services	3.0	3.3
Eliminations	(0.3)	—

TOTAL COST OF REVENUE	138.5	166.2
Selling, general and administrative	51.5	56.4
Depreciation and amortization	35.7	39.9
Equity in (earnings) losses of ventures	(0.2)	0.2
Interest income	(0.6)	(0.9)
Interest expense	0.3	0.4
Foreign currency loss	0.2	0.2
Minority interest	0.5	1.3
Provision for income taxes	$14.5	$18.5
Cost of Revenue
     Our cost of revenue increased by 20% to $166.2 million for the six months ended June 30, 2005, from $138.5 million for the six months ended June 30, 2004. Included in the increase of cost of revenue is a $0.7 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
     Business and Corporate Services. Cost of revenue from BCS increased by 22% to $78.9 million for the six months ended June 30, 2005, from $64.9 million for the six months ended June 30, 2004. Cost of revenue as a percentage of revenue remained consistent at 43% in 2005 and 2004. Additionally, BCS cost of revenue increased by approximately $1.5 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.
     Cost of revenue for the BCS division of GTU increased by 46 % to $9.5 million, or 53% of revenue, for the six months ended June 30, 2005, from $6.5 million, or 51% of revenue, for the six months ended June 30, 2004. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 20% to $69.4 million, or 65% of revenue, for the six months ended June 30, 2005, from $57.7 million, or 64% of revenue, for the six months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix to favor traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. We continue to experience significant pressure on our margins in this line of business, but we have been able to slow margin decline by focusing our business on higher margin traffic from reputable partners. Also, we continue to balance our pricing strategy to be more in line with the settlement rates we are charged by other operators. Additionally, cost of revenue from Carrier and Operator Services increased by approximately $0.3 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 33% to $8.9 million, or 80% of revenue for the six months ended June 30, 2005, from $6.7 million, or 79% of revenue for the six months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to a substantial rise in settlement rates for traffic terminated to mobile networks.

     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 11% to $14.6 million, or 65% of revenue, for the six months ended June 30, 2005, from $13.2 million, or 59% of revenue, for the six months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Mobile Services. Cost of revenue from Mobile Services increased by 10% to $3.3 million, or 44% of revenue for the six months ended June 30, 2005, from $3.0 million, or 39% of revenue for the six months ended June 30, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to the decline in average revenue per active subscriber, as mentioned above. Additionally, cost or revenue increased due to an increase in traffic to other mobile networks with higher settlement rates
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 10% to $56.4 million, or 18% of revenue, for the six months ended June 30, 2005, from $51.5 million, or 19% of revenue, for the six months ended June 30, 2004. This increase in selling, general and administrative expenses was due to expensing $1.0 million of capitalized acquisition costs in March 2005 related to an acquisition opportunity that we decided not to pursue. Offsetting this increase when comparing the six months ended June 30, 2005, with the same period in 2004 were a $1.4 million decrease in severance costs and a $1.4 million decrease in payroll and other taxes related to the reversal of a tax contingency accrual. The remaining $6.7 million net increase was primarily the result of increases in employee related costs, asset obsolescence, audit and accounting fees, office rent, and bad debt expense. Included in the increase in employee related costs is a $1.1 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 12% to $39.9 million for the six months ended June 30, 2005, from $35.7 million for the six months ended June 30, 2004. The increase was due to depreciation on continuing capital expenditures of the consolidated entities.
Equity in (Earning) Losses of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to losses of $0.2 million for the six months ended June 30, 2005, from $0.2 million of earnings for the six months ended June 30, 2004.
Interest Income
     Our interest income increased to $0.9 million for the six months ended June 30, 2005, from $0.6 million for the six months ended June 30, 2004.
Interest Expense
     Our interest expense increased to $0.4 million for the six months ended June 30, 2005, from $0.3 million for the six months ended June 30, 2004.
Foreign Currency Loss
     Our foreign currency loss was $0.2 million for the six months ended June 30, 2005, unchanged from the six months ended June 30, 2004.
Minority Interest
     Our minority interest was $1.3 million for the six months ended June 30, 2005, compared to $0.5 million for the six months ended June 30, 2004. The increase was the result of minority interests in the earnings of GTU, ZAO Samara Telecom, ZAO WestBalt

Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.
Provision for Income Taxes
     Our charge for income taxes was $18.5 million for the six months ended June 30, 2005, compared to $14.5 million for the six months ended June 30, 2004. Our effective tax rate was 31% for the six months ended June 30, 2005, unchanged as compared to the six months ended June 30, 2004.
Net Income and Net Income per Share
     Our net income for the six months ended June 30, 2005, was $39.8 million, compared to a net income of $31.6 million for the six months ended June 30, 2004.
     Our net income per share of common stock increased to $1.10 for the six months ended June 30, 2005, compared to a net income per share of $0.87 for the six months ended June 30, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,328,676 in the six months ended June 30, 2005, compared to 36,144,270 in the six months ended June 30, 2004. The increase in outstanding shares was a direct result of employee stock option exercises.
     Our net income per share of common stock on a fully diluted basis increased to $1.09 for the six months ended June 30, 2005, compared to a net income per common share of $0.86 for the six months ended June 30, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,572,961 for the six months ended June 30, 2005, compared to 36,523,118 for the six months ended June 30, 2004.
     The change in accounting estimate for unused vacation decreased net income for the six months ended June 30, 2005, by approximately $1.3 million, including the associated payroll taxes, (equivalent to $0.04 per common share — basic and $0.04 per common share — diluted) for the six months ended June 30, 2005.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2005, compared to Consolidated Financial Position at December 31, 2004
Accounts Receivable
     Accounts receivable increased from December 31, 2004, to June 30, 2005, as a result of seasonally slower collections from customers during the period ended June 30, 2005, and increased revenues when comparing the month of June 2005 to the month of December 2004.
Intangible Assets
     Our intangible assets decreased at June 30, 2005, as compared to December 31, 2004, mostly as a result of amortization on continuing intangible assets of the consolidated entities. Also contributing to the decrease was the reversal of an income tax contingent liability related to an acquisition as discussed in more detail below.
Other Non-current Liabilities
     Our other non-current liabilities decreased at June 30, 2005, as compared to December 31, 2004, as a result of the reversal of an accrued liability related to a tax contingency. This accrued liability was recorded upon the acquisition of one of our Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate.

Minority Interest
     Our minority interest increased at June 30, 2005, as compared to December 31, 2004, as a result of minority interests in the equity of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.
Stockholders’ Equity
     Shareholders’ equity increased from December 31, 2004, to June 30, 2005, as a result of our net income of $39.8 million and offset by declaring and paying $14.5 million in dividends in the first half of 2005.
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of certain acquired intangible assets is not deductible for income tax purposes; and (3) write-offs of certain assets are not deductible for tax purposes. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we fully anticipate that these deferred tax assets will be realized through the generation of future taxable income. We also have a deferred tax asset related to net operating loss carry-forwards for US federal income tax purposes. We have concluded that these US loss carry-forwards will be realizable as we anticipate generating future taxable income in the US by earning interest income on intercompany loans to our foreign subsidiaries and by undertaking other planned transactions in 2005. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future since it has generated tax losses since 2003.
Liquidity and Capital Resources
     Our cash and cash equivalents were $81.2 million and $53.7 million as of June 30, 2005, and December 31, 2004, respectively. Our total restricted cash was $0.6 million as of June 30, 2005, and $1.0 million as of December 31, 2004. The restricted cash is maintained in connection with certain of our debt obligations as described below.
     During the six months ended June 30, 2005, we had net cash inflows of $86.2 million from our operating activities. During the six months ended June 30, 2004, we had net cash inflows of $62.3 million from our operating activities. This increase in net cash inflows from operating activities at June 30, 2005, is mainly due to the increase of net income as a result of increased revenues.
     During the six months ended June 30, 2005, we received approximately $316.3 million in cash from our customers for services and we paid approximately $209.6 million to suppliers and employees. During the six months ended June 30, 2004, we received approximately $260.2 million in cash from our customers for services and we paid approximately $185.7 million to suppliers and employees.
     We used cash of $43.6 million and $68.9 million for investing activities for the six months ended June 30, 2005, and June 30, 2004, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $44.4 million for the six months ended June 30, 2005. The majority of network investing activities related to construction of last mile access and network upgrades as a result of increased customer connections. Network investing activities totaled $54.4 million for the six months ended June 30, 2004. We used cash of $0.9 million for the six months ended June 30, 2005, for our acquisition of Daicom and a payment of a holdback amount related to the 2004 Buzton acquisition.
     For the six months ended June 30, 2005, we received $0.6 million net proceeds from the exercise of employee stock options and for the six months ended June 30, 2004, we received $4.2 million net proceeds from the exercise of employee stock options.

     In February 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005.
     In May 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of June 16, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on June 30, 2005.
     We had working capital of $108.4 million as of June 30, 2005, and $83.8 million as of December 31, 2004. At June 30, 2005, and December 31, 2004, we had total debt, excluding capital lease obligations, of approximately $0.3 million and $0.2 million, respectively, none of which was current maturity. Total debt included amounts that were fully collateralized by restricted cash.
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
     In order to comply with the known long distance license requirements and to be operational in 2006, we estimate that we will need to incur approximately $10.0 million in capital expenditures and approximately $3.0 million in operational expenditures in 2005. In total, we estimate that we will need make capital expenditures of approximately $50.0 million in order to fulfill the network requirements specified in the Interconnection Rules and to successfully implement our long distance license. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect both the timing and cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of June 30, 2005, for all of these facilities totaled $0.6 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.4 million was funded to our non-consolidated entities.
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
     We expect to complete the acquisition of Hudson Telecom, Inc. in the second half of 2005. We expect to fund this acquisition, in principle part, through a $45.0 million unsecured credit facility and the remainder of the purchase price with our available cash. Such facility is expected to contain restrictive covenants that will limit the flexibility of our operations.
Contractual Obligations
     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, include our contractual cash obligations. Contractual cash obligations include short- and long-term debt arrangements, capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the six months ended June 30, 2005, no material changes occurred in our contractual cash obligations.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures; (ii) potential tax claims, (iii) the effects of potential litigation, (iv) projected traffic volumes and other growth indicators; (v) anticipated revenues and expenses; (vi) the Company’s competitive environment; (vii) the future performance of consolidated and equity method investments; (viii) our intention to offer our services under the Golden Telecom brand; (ix) our intentions to expand our fiber optic capacity and add transmission capacity; (x) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xi) the impact of critical accounting policies and estimates; (xii) the growth of our operations in key regions of Russia; (xiii) our growth strategy in our business segments; (xiv) the political, regulatory and financial situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and the interconnection rules; and (xv) the effect of utilizing our anticipated intercity and international license, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, use of debt for possible future acquisitions, the potential effect of the new law “On Telecommunications and the related interconnection rules, our receipt of a new intercity and international license and the utilization of such license, our ability to integrate recently acquired companies into our operations, the possibility that we do not complete the acquisition of Hudson Telecom, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K for the year ended December 31,2004.
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
ITEM 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 5. Other Information
     None

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

GOLDEN TELECOM, INC. (Registrant)
By:	/s/ BRIAN A. RICH
Name: Brian A. Rich
Title:	Senior Vice-President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ MICHAEL D. WILSON
Name:	Michael D. Wilson
Title:	Vice-President and Corporate Controller (Principal Accounting Officer)

Date: August 5, 2005

EXHIBIT INDEX

Designation	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002