Form 10-Q
period 2005-09-30
GOLDEN TELECOM INC
filed 2005-11-08
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
(Commission file number: 0-27423)
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0391303 (I.R.S. Employer Identification No.)
Representative Office Golden TeleServices, Inc.
1 Kozhevnichesky Proezd
Moscow, Russia 115114
(Address of principal executive office)
(011-7-501) 797-9300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 8, 2005, there were 36,425,990 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of US$, Except Share Data)

	December 31,	September 30,
	2004	2005
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,699	$85,950
Accounts receivable, net of allowance for doubtful accounts of $23,205 and $28,290 at December 31, 2004 and September 30, 2005, respectively	89,177	98,718
VAT receivable	19,022	19,384
Prepaid expenses and advances to suppliers	13,793	11,171
Deferred tax asset	7,863	8,827
Other current assets	16,738	14,607

TOTAL CURRENT ASSETS	200,292	238,657

Property and equipment, net of accumulated depreciation of $185,781 and $229,866 at December 31, 2004 and September 30, 2005, respectively	347,891	374,212

Goodwill and intangible assets:

Goodwill	146,254	148,507
Intangible assets, net of accumulated amortization of $41,999 and $55,422 at December 31, 2004 and September 30, 2005, respectively	101,316	93,743

Net goodwill and intangible assets	247,570	242,250
Restricted cash	1,012	563
Other non-current assets	9,003	9,197

TOTAL ASSETS	$805,768	$864,879

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of US$, Except Share Data)

	December 31,	September 30,
	2004	2005
	(audited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,474	$89,778
VAT payable	14,235	18,557
Current capital lease obligations	2,301	2,429
Deferred revenue	11,761	15,103
Due to affiliates and related parties	3,199	1,981
Other current liabilities	3,572	3,174

TOTAL CURRENT LIABILITIES	116,542	131,022

Long-term debt, less current portion	200	253
Long-term deferred tax liability	24,244	23,551
Long-term deferred revenue	23,124	28,928
Long-term capital lease obligations	1,538	2,812
Other non-current liabilities	2,001	—

TOTAL LIABILITIES	167,649	186,566

Minority interest	11,738	14,329

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2004 and September 30, 2005)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,322,490 and 36,425,990 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively)	363	364
Additional paid-in capital	669,777	671,018
Accumulated deficit	(43,759)	(7,398)

TOTAL SHAREHOLDERS’ EQUITY	626,381	663,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$805,768	$864,879

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of US$, Except Per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
REVENUE:

Telecommunication services	$152,213	$168,716	$423,129	$488,706
Revenue from affiliates and related parties	500	1,214	1,631	3,198

TOTAL REVENUE	152,713	169,930	424,760	491,904

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	77,953	88,345	216,447	254,533
Selling, general and administrative (excluding depreciation and amortization)	29,518	30,967	81,029	87,381
Depreciation and amortization	19,504	20,594	55,184	60,465

TOTAL OPERATING COSTS AND EXPENSES	126,975	139,906	352,660	402,379

INCOME FROM OPERATIONS	25,738	30,024	72,100	89,525

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	7	669	250	501
Interest income	241	772	781	1,672
Interest expense	(123)	(94)	(473)	(531)
Foreign currency losses	(443)	(125)	(667)	(364)

TOTAL OTHER INCOME (EXPENSE)	(318)	1,222	(109)	1,278

Income before minority interest and income taxes	25,420	31,246	71,991	90,803
Minority interest	245	837	784	2,102
Income taxes	9,064	12,014	23,536	30,512

NET INCOME	$16,111	$18,395	$47,671	$58,189

Basic earnings per share of common stock:
Net income per share — basic	$0.44	$0.51	$1.32	$1.60

Weighted average common shares — basic	36,278	36,411	36,200	36,356

Diluted earnings per share of common stock:
Net income per share — diluted	$0.44	$0.50	$1.30	$1.59

Weighted average common shares — diluted	36,551	36,637	36,544	36,595

Cash dividends per common share	$—	$0.20	$0.40	$0.60

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of US$)
(unaudited)

	Nine Months Ended September 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$47,671	$58,189
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	41,606	47,021
Amortization	13,578	13,444
Equity in earnings of ventures	(250)	(501)
Foreign currency losses	667	364
Other	(67)	232
Changes in assets and liabilities:
Accounts receivable	(15,535)	(8,602)
Accounts payable and accrued expenses	22,079	10,071
VAT, net	2,984	3,849
Other changes in assets and liabilities	(2,895)	4,235

NET CASH PROVIDED BY OPERATING ACTIVITIES	109,838	128,302

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(86,062)	(70,330)
Acquisitions, net of cash acquired	(15,022)	(4,791)
Restricted cash	(5)	449
Other investing	932	2,243

NET CASH USED IN INVESTING ACTIVITIES	(100,157)	(72,429)

FINANCING ACTIVITIES
Repayments of debt	(525)	—
Proceeds from exercise of employee stock options	4,220	1,003
Cash dividends paid	(14,478)	(21,828)
Other financing	(2,540)	(2,660)

NET CASH USED IN FINANCING ACTIVITIES	(13,323)	(23,485)

Effect of exchange rate changes on cash and cash equivalents	(249)	(137)

Net increase (decrease) in cash and cash equivalents	(3,891)	32,251
Cash and cash equivalents at beginning of period	65,180	53,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,289	$85,950

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     Golden Telecom, Inc. (the “Company”) is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States (“CIS”), primarily in Russia, and through its fixed line and mobile operations in Ukraine.
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2005, may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and New Accounting Pronouncements
Summary of Significant Accounting Policies
Goodwill and Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

	As of December 31, 2004		As of September 30, 2005
		(in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	$92,250	$(21,917)	$96,164	$(28,949)
Contract-based customer relationships	36,849	(10,883)	36,849	(16,478)
Licenses	4,358	(2,515)	5,348	(2,997)
Other intangible assets	9,858	(6,684)	10,804	(6,998)

Total	$143,315	$(41,999)	$149,165	$(55,422)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and nine months ended September 30, 2004, and 2005, respectively, comprehensive income for the Company is equal to net income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
		(in thousands, except per share data)
Net income, as reported	$16,111	$18,395	$47,671	$58,189
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	454	145	1,357	475

Pro forma net income	$15,657	$18,250	$46,314	$57,714

Net income per share:
Basic — as reported	$0.44	$0.51	$1.32	$1.60
Basic — pro forma	0.43	0.50	1.28	1.59
Diluted — as reported	0.44	0.50	1.30	1.59
Diluted — pro forma	0.43	0.50	1.27	1.58
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3: Net Earnings Per Share
     Basic earnings per share at September 30, 2004, and 2005 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2004, and 2005 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and nine months ended September 30, 2004, and 2005, was 10,000 stock options.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net income	$16,111	$18,395	$47,671	$58,189

Weighted average outstanding of:
Common stock shares	36,278	36,411	36,200	36,356

Dilutive effect of:
Employee stock options	273	226	344	239

Common stock and common stock equivalents	36,551	36,637	36,544	36,595

Earnings per share:
Basic	$0.44	$0.51	$1.32	$1.60

Diluted	$0.44	$0.50	$1.30	$1.59

Note 4: Business Combinations
     In March 2005, the Company completed the acquisition of 75% ownership interest in OOO Dicom (“Dicom”), an early stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with the acquisition, the Company entered into a participants’ agreement which provided the seller with a put option that, if exercised, would require the Company to purchase the seller’s remaining 25% interest at fair market value. In addition, the participants’ agreement provided the Company with a call option that, if exercised, would require the seller to sell after February 1, 2008 the seller’s 25% interest in Dicom at any time beginning after February 1, 2008, if Dicom’s valuation exceeds targeted levels by February 1, 2008. The results of Dicom have been included in the Company’s consolidated operations since March 31, 2005.
     In September 2005, the Company completed the acquisition of 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for $5.0 million in cash from Open Joint Stock Company Vimpel Communications. As a result of this acquisition and combined with the Company’s previous ownership in Sakhalin Telecom, the Company now owns 83% of Sakhalin Telecom. The results of Sakhalin Telecom have been included in the Company’s consolidated operations since September 30, 2005.
     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to an affiliate of Alfa Telecom Limited, a significant shareholder of the Company. In September 2005, the Company expensed approximately $0.8 million in external legal, financial and consulting fees related to the acquisition of Hudson Telecom, Inc., which the Company decided not to pursue.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 331,835 shares and 76,500 shares in the nine months ended September 30, 2004, and 2005, respectively, which were issued in connection with the exercise of employee stock options.
     In August 2005, the Company awarded 27,000 restricted shares of the Company’s common stock, par value $0.01, to senior management. These restricted shares gradually vest over three years.
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
     In September 2005, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of September 16, 2005. The Company paid the total amount payable of approximately $7.3 million to shareholders on September 30, 2005.
Note 6: Commitments, Contingencies and Other Matters
Tax Matters
     The Company’s wholly-owned subsidiary, EDN Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to a claim against OAO Comincom (“Comincom”), which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on July 8, 2004. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in connection with Comincom in the amounts of $0.8 million for the years ended December 31, 2001 and 2002. Comincom filed a lawsuit against the tax inspectorate disputing the claims, and the court ruled in favor of the Company by dismissing the tax inspectorate’s claim on January 21, 2005. On July 11, 2005, the third instance court decided that the case against Comincom shall be reverted to the first instance court for new consideration. The first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on October 24, 2005. The Company expects that the tax inspectorate will appeal this decision. The term for last appeal expires in December 2005. The Company does not consider an unfavorable outcome probable for this claim. Since the tax claim relates to the period before the Company acquired 100% of shares of Comincom, they are covered by the indemnification provisions of the Share Exchange Agreement between the Company and Nye Telenor East Invest (“Telenor”). Therefore, in case of an unfavorable outcome of this litigation, the Company intends to seek indemnification from Telenor.
     In March 2005, the Company reversed a $2.0 million accrued liability related to estimated taxes, including $0.6 million related to income taxes. This accrued liability was recorded upon the acquisition of one of the Company’s Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate. The net effect of the reversal of this accrued liability was $1.4 million reduction in selling, general and administrative expenses in the nine months ended September 30, 2005, and $0.6 million reduction in intangible assets for the portion associated with income tax.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In the third quarter of 2005, the Company recorded a deferred tax asset valuation allowance for net operating loss carry-forwards for United States federal income tax purposes of $1.7 million due to the reassement of sources of future taxable income in the United States.
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of uncertainties associated with Commonwealth of Independent States taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2005. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
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
     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While some of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (“Interconnection Rules”) that will take effect on January 1, 2006. The Company believes that the Interconnection Rules will impact the Company’s operations in the areas of numbering capacity, licenses for international long distance traffic, voice over Internet Protocol traffic, and interconnect pricing. In addition, the New Law creates a universal service charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company has incurred $1.5 million in universal service fund expense for the period of May through September 2005.
     The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Rules of Non-Discriminatory Access to Infrastructure and Calling Party Pays Regulations Until these regulations are finalized, the Company cannot predict with any certainty how the New Law will affect the Company.
     On May 31, 2005, the Company received a national intercity and international telephone license in Russia valid until May 31, 2012. The Company must begin providing services and fulfil certain network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company is currently on schedule to rollout its federal transit network and provide long distance services in compliance with the Russian long distance license at the beginning of 2006. The effective utilization and implementation of the Russian long distance license is subject to and dependant upon the pending regulations yet to be released by the Russian government.
     On September 20, 2005, the National Commission of Communication’s Regulation in Ukraine issued an international license (“Ukrainian international license”) to Golden Telecom Ukraine (“GTU”). The Ukrainian international license will allow GTU to provide international telecommunications services throughout all of Ukraine, allow the leasing of channels to third parties, and increase GTU’s potential as an international telecommunications carrier.
Other Commitments and Contingencies
     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which are all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2005, the Company issued stock appreciation rights (“SARs”) to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ National Market on July 19, 2005 (“Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company or one of its subsidiaries or business units until each such relevant date. If, prior to August 31, 2008 and during the CEO’s period of employment with the Company or one of its subsidiaries or business units, the average closing stock price of one share of the Company’s common stock on the NASDAQ National Market, or any such other exchange on which the Company’s common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of the Company’s common stock at the Granting Share Price, which SARs shall be fully vested upon issuance. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     The Company has future purchase commitments of $81.4 million as of September 30, 2005. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.
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
Change in Accounting Estimate
     Prior to the second quarter of 2005, the Company recorded estimates for unused vacation based on the average salary levels for the Company’s employees and total days of unused vacation of employees. During the second quarter of 2005, the Company revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of the Company’s obligation for unused vacation. The change in accounting estimate decreased net income for the nine months ended September 30, 2005 by approximately $1.3 million net of tax, including the associated payroll taxes, (equivalent to $0.04 per common share — basic and $0.04 per common share — diluted) for the nine months ended September 30, 2005.
Capital Lease Obligation
     In August 2005, the Company entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years and total payments of $4.1 million. The lease is classified as a capital lease in the balance sheet.
Other Matters
     The Company confirmed in March 2005, that its 22.8% investment in MCT Corp. (“MCT”) no longer qualifies for accounting under the equity method because the majority ownership of MCT is concentrated among a small group of shareholders who operate MCT without regard to the views of the Company and because the Company has attempted to obtain more financial information than is currently available to MCT’s other shareholders and is unable to obtain such information.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7: Segment Information
Line Of Business Data
          The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and nine months ended September 30, 2004, and 2005, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2004

Revenue from external customers	$84,491	$53,152	$10,878	$4,173	$—	$152,694	$152,713	$(1,175)	$1,194
Intersegment revenue	—	277	—	—	(277)	—	—	—	—
Operating income (loss)	19,554	7,061	497	1,324	(2,635)	25,801	25,738	(63)	—
Identifiable assets	449,752	267,709	59,796	5,351	26,322	808,930	805,001	(3,929)	—
Capital expenditures	18,579	6,883	1,250	186	38	26,936	26,579	(357)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2005

Revenue from external customers	$99,544	$56,736	$10,093	$3,558	$—	$169,931	$169,930	$(603)	$602
Intersegment revenue	—	12	—	—	(12)	—	—	—	—
Operating income (loss)	27,811	8,000	(1,240)	857	(5,314)	30,114	30,024	(90)	—
Identifiable assets	473,149	295,295	61,762	3,724	33,909	867,839	864,879	(2,960)	—
Capital expenditures	21,406	7,933	3,690	79	17	33,125	32,995	(130)	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2004

Revenue from external customers	$236,375	$143,249	$33,448	$11,780	$—	$424,852	$424,760	$(3,905)	$3,813
Intersegment revenue	—	640	—	—	(640)	—	—	—	—
Operating income (loss)	54,731	21,193	2,077	3,366	(8,759)	72,608	72,100	(508)	—
Identifiable assets	449,752	267,709	59,796	5,351	26,322	808,930	805,001	(3,929)	—
Capital expenditures	60,276	24,295	3,640	720	59	88,990	88,013	(977)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2005

Revenue from external customers	$284,063	$164,170	$32,605	$11,086	$—	$491,924	$491,904	$(1,769)	$1,749
Intersegment revenue	—	34	—	—	(34)	—	—	—	—
Operating income (loss)	77,153	22,861	(77)	2,967	(13,286)	89,618	89,525	(93)	—
Identifiable assets	473,149	295,295	61,762	3,724	33,909	867,839	864,879	(2,960)	—
Capital expenditures	50,509	19,303	5,991	259	124	76,186	75,958	(228)	—
     Included in Consumer Internet operating income is the impact of the reversal of an accrued liability related to estimated taxes, as discussed in note 6.
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of September 30, 2004, and 2005 is as follows:

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended September 30, 2004
Revenue	$135,506	$17,367	$(160)	$152,713
Long-lived assets	555,292	27,422	10,340	593,054

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three Months Ended September 30, 2005
Revenue	$151,334	$18,324	$272	$169,930
Long-lived assets	578,583	34,800	11,847	625,230

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Nine Months Ended September 30, 2004
Revenue	$380,236	$46,252	$(1,728)	$424,760
Long-lived assets	555,292	27,422	10,340	593,054

			Corporate,
			Other
			Countries
			And	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Nine Months Ended September 30, 2005
Revenue	$437,748	$54,910	$(754)	$491,904
Long-lived assets	578,583	34,800	11,847	625,230
Note 8: Subsequent Events
     In October 2005, the Company acquired 100% of ZAO Sochitelecom, a fixed line alternative operator in the Krasnodar region of Russia, for approximately $3.0 million consisting of cash consideration of $2.1 million and $0.9 million to be settled in cash upon the satisfactory achievement of certain conditions.
     In October 2005, the Company acquired 100% of Antel Rascom, Ltd., a British Virgin Islands company that owns 49% of ZAO Rascom, an infrastructure and facilities company in northwest region of Russia, for approximately $10.0 million in cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and nine months ended September 30, 2005, and 2004. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities including Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Samara, Kaliningrad, Krasnoyarsk, Almaty, and Tashkent, and via leased channels and intercity fiber optic and satellite-based networks, including approximately 252 access points in Russia and other countries of the CIS. In addition, we offer mobile services in Kiev and Odessa.
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
     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high quality services to the segments of the business market in which we operate. Competition with these operators is intense and frequently results in declining prices for some of our services, which adversely affects our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) to ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices. The ruble exchange rate with the USD has become relatively stable since early 2000, appreciated in 2004 and slightly depreciated during the nine months ended September 30, 2005, so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.

Recent Acquisitions
     In March 2005, we completed the acquisition of 75% ownership interest in OOO Dicom (“Dicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with this acquisition, we entered into a participants’ agreement which provided the seller with a put option that, if exercised, would require us to purchase the seller’s 25% remaining interest at fair market value. The participants’ agreement provided us with a call option that, if exercised, would require the seller to sell after February 1, 2008 its 25% interest in Dicom at any time beginning after February 1, 2008, if Dicom’s valuation exceeds targeted levels by February 1, 2008.
     In September 2005, we completed the acquisition of 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for approximately $5.0 million in cash from Open Joint Stock Company Vimpel-Communications (“Vimpelcom”). As a result of this acquisition and combined with our previous ownership interest, we now own 83% of Sakhalin Telecom.
     In October 2005, we completed the acquisition of 100% of ZAO Sochitelecom, a fixed line alternative operator in the Krasnodar region of Russia for approximately $3.0 million consisting of cash consideration of $2.1 million and $0.9 million to be settled in cash upon the satisfactory achievement of certain conditions.
     In October 2005, we completed the acquisition of 100% of Antel Rascom Ltd., a British Virgin Islands company that owns a 49% interest in ZAO Rascom (“Rascom”), for $10 million in cash. Rascom is an infrastructure and facilities company in the Moscow and St. Petersburg regions.
     We continue to take advantage of consolidation opportunities through selective acquisitions and expect to pursue selective acquisitions in the future which we expect to contribute to our revenue growth. In March 2005, we expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity that we decided not to pursue, including advisory fees of approximately $0.1 million paid to an affiliate of Alfa Telecom Limited, one of our significant shareholders. In September 2005, we expensed approximately $0.8 million in external legal, financial and consulting fees related to the previously announced acquisition of Hudson Telecom, Inc. and its subsidiaries, which we decided not to pursue.
Other Developments
     On January 1, 2004, the new law “On Telecommunications” (the “New Law”) came into effect in Russia. While some of the supporting regulations to implement the New Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (“Interconnection Rules”) that will take effect on January 1, 2006. We believe that the Interconnection Rules will impact our operations in the areas of numbering capacity, licenses for international long distance traffic, voice over Internet Protocol (“VoIP”) traffic, and interconnect pricing. In addition, the New Law created a universal service charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $1.5 million in universal service fund expense for May through September 2005.
     The comprehensive interpretation and implementation of the Interconnection Rules are subject to and dependent upon pending regulations yet to be released by the Russian government. These include Rules of Non-Discriminatory Access to Infrastructure and Calling Party Pays Regulations. Until these regulations are finalized, it is difficult to predict how the New Law will affect us. We continue to have regular dialogue about these current regulatory issues with the Russian Ministry of Telecommunications.
     On May 31, 2005, we received a national intercity and international telephone license in Russia valid until May 31, 2012. We must begin providing services and fulfil certain network requirements specified in the Interconnection Rules not later than May 31, 2007. We are currently on schedule to rollout our federal transit network and provide long distance services in compliance with the Russian long distance license at the beginning of 2006. The effective utilization and implementation of the Russian long distance license is subject to and dependant upon the pending regulations yet to be released by the Russian government.
     On September 20, 2005, the National Commission of Communication’s Regulation in Ukraine issued an international license (“Ukrainian international license”) to Golden Telecom Ukraine (“GTU”). The Ukrainian international license will allow GTU to provide international telecommunications services throughout all of Ukraine, allow the leasing of channels to third parties, and increase

GTU’s potential as an international telecommunications carrier.
     In February 2005, we received notice from Vimpelcom, our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations recently issued by the Russian Ministry of Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies.
     In June 2005, another carrier expressed its intentions to divert a portion of its traffic from our network. This diversion of traffic resulted in a decrease of average monthly revenues of approximately $0.9 million when comparing the third quarter of 2005 with the second quarter of 2005. We don’t expect this carrier to reduce their traffic volumes further in the foreseeable future. However, revenues from carriers and operators are by nature volatile and can fluctuate significantly between periods.
     Prior to the second quarter of 2005, we recorded estimates for unused vacation based on the average salary levels of our employees and total days of unused vacation of employees. During the second quarter of 2005, we revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of our obligation for unused vacation. The change in accounting estimate decreased net income for the nine months ended September 30, 2005, by approximately $1.3 million, net of tax, including the associated payroll taxes (equivalent to $0.04 per common share-basic and $0.04 per common shares-diluted) for the nine months ended September 30, 2005.
     During the third quarter of 2005, we incurred approximately $1.0 million in employee termination costs in connection with the overall streamlining of our operations. We expect to continue to incur such costs in the remainder of 2005 and in 2006.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link which we launched in the middle of 2004 continues in 2005. At present, we are constructing an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in early 2006. To date, this inter-city fiber optic link has been completed from Moscow to Noginsk and from Ufa to Almetyevsk. Completion of the next stage of the project, from Noginsk to Nizhny Novgorod, is scheduled for November 15, 2005. At present we have laid approximately 1,255 kilometers of cable for this project; we anticipate that the entire Moscow to Ufa inter-city fiber optic link will require us to lay approximately 1,575 kilometers of cable. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $40.0 million to $50.0 million in this and related backbone projects through 2007. In addition, we started construction of the Oktyabrsky to Samara inter-city fiber optic link, which we plan to complete by the end of 2006. To date, we have invested approximately $11.8 million in these projects.
     A significant portion of our carrier revenue in Ukraine is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of services are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including Ukrainian Mobile Communications (“UMC”), received international telecommunications licenses. Nevertheless, UMC, one of our largest customers, continued sending a large volume of outgoing international traffic through our network in 2004 and during the first quarter of 2005. However, in April 2005, UMC significantly decreased the volume of such traffic it routes through our network and began directly terminating such traffic with international carriers. This change in routing resulted in our quarterly UMC international outgoing traffic revenues decreasing from $1.5 million in the first quarter of 2005 to approximately $0.2 million in the third quarter of 2005. We do not anticipate that this UMC traffic will be restored in future periods.
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
     In 2005, we continue to see growth opportunities organically, through select acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from the key regions of Nizhny Novgorod, Samara, Ufa, Krasnoyarsk, Vladivostok, Khabarovsk, and Ekaterinburg.
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
     In Carrier and Operator Services, our strategy focuses on partnering with more operators in the regions. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins.
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline. In response to a decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in Moscow and elsewhere in Russia. We currently offer consumer broadband in selected cities such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, and Sochi. However, our expansion in this area is currently limited by restrictions on our access to unbundled local loop. Therefore, we are currently looking at alternatives to deliver quality broadband Internet services at competitive pricing in our major markets. As part of this process, we have evaluated various broadband and related Wi-Fi technologies in order to penetrate the broadband market in Moscow and elsewhere in Russia. To further this strategy, we have also signed a supplier agreement for the provision of certain infrastructure and broadband equipment. Additionally, to enhance our overall consumer Internet strategy, we have combined both the consumer broadband and dial-up Internet businesses into one business unit.
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
     Valuation allowance for deferred tax asset; we record valuation allowances related to tax effects of deductible temporary differences and loss carry-forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may impact our effective income tax rate.
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
     According to Russian government estimates, inflation in Russia was 14% in 2003, 12% in 2004 and 8% for the nine months ended September 30, 2005. The Russian government expects inflation to be approximately 10% for the year in 2005. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended September 30, 2005 compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2004

•	Consolidated Results. Consolidated Results of Operations for the Nine Months Ended September 30, 2005 compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2004

•	Consolidated Financial Position. Consolidated Financial Position at September 30, 2005 compared to Consolidated Financial Position at December 31, 2004
Consolidated Results — Consolidated Results of Operations for the Three Months Ended September 30, 2005 Compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2004
Revenue
     Our revenue increased by 11% to $169.9 million for the three months ended September 30, 2005, from $152.8 million for the three months ended September 30, 2004. The overall increase in revenue was due to an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2004	2005
	(in millions)
REVENUE
Business and Corporate Services	$84.6	$99.5
Carrier and Operator Services	53.4	56.7
Consumer Internet Services	10.9	10.1
Mobile Services	4.2	3.6
Eliminations	(0.3)	—

TOTAL REVENUE	$152.8	$169.9
     Business and Corporate Services. Revenue from BCS services increased by 18% to $99.5 million for the three months ended September 30, 2005, from $84.6 million for the three months ended September 30, 2004. In our largest market, Moscow, we had increases in our revenues due to adding approximately 1,651 new corporate customers, 25 new multi-tenant business centers, and 5 new trade centers in the three months ended September 30, 2005, along with actively promoting new services among our client base. BCS Moscow recognized approximately $10.6 million in revenue during the three months ended September 30, 2005 from new contracts entered into during the year, and grew the number of its Direct Inward Dialing lines from 113,200 as of September 30, 2004, to approximately 125,000 as of September 30, 2005. During the quarter, we also increased our revenue by continuing to assist our customers in developing their businesses as they expanded regionally. The macro-economic growth in Russia, Ukraine, and the CIS continues to help us to expand our client base.

     Revenue from the BCS division of GTU increased by 38% to $10.6 million for the three months ended September 30, 2005, from $7.7 million for the three months ended September 30, 2004. This increase in revenues was due to a 60% increase in the number of serviced voice lines and a 13% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks and an increase in data and Internet revenues. Partly offsetting these increasing factors was a 22% decrease in average minutes of use per line per month due to more residential, SMBs, and regional customers in the client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 6% to $56.7 million for the three months ended September 30, 2005, from $53.4 million for the three months ended September 30, 2004. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic. We continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors.
     Revenue for the Carrier and Operator Services division of GTU decreased by 24% to $4.2 million for the three months ended September 30, 2005, from $5.5 million for the three months ended September 30, 2004. $1.5 million of this decrease in revenue was due to a 49% decrease in incoming international traffic. Incoming international minutes of use decreased during the quarter due to a decision to temporarily increase our tariffs from August 1, 2005, until September 1, 2005. Furthermore, our average revenue per incoming international minute of use decreased by 14% when compared to the third quarter of 2004 due to a decrease in our share of higher rated traffic to mobile networks since several Ukrainian mobile operators received international licenses late in 2004. These decreasing factors were partly offset by a $0.3 million increase in data revenue supported by GTU adding capacity between Kiev and Frankfurt via two VC3 channels.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 7% to $10.1 million for the three months ended September 30, 2005, from $10.9 million for the three months ended September 30, 2004. The change is primarily due to a decrease in the average revenue per dial-up Internet subscriber from $7.40 per month for the third quarter of 2004 to approximately $6.55 per month for the third quarter of 2005. Partly offsetting this decrease in average monthly revenue per subscriber was an increase in the number of dial-up Internet subscribers from 376,392 at September 30, 2004, to 385,374 at September 30, 2005. Our dial-up subscriber base continues to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of new Internet access technologies such as digital subscriber line (“DSL”).
     Mobile Services. Revenue from Mobile Services decreased by 14% to $3.6 million for the three months ended September 30, 2005, from $4.2 million for the three months ended September 30, 2004. Active subscribers decreased from 55,760 at September 30, 2004, to 50,379 at September 30, 2005, due to increased competition in the Ukrainian mobile market. The average revenue per active subscriber has decreased by 13% to approximately $22.74 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as a decrease in the number of subscribers using the tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.
Expenses
     The following table shows our principal expenses for the three months ended September 30, 2004, and September 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	September 30, 2004	September 30, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$35.6	$42.5
Carrier and Operator Services	34.7	37.1
Consumer Internet Services	6.5	7.1
Mobile Services	1.5	1.6
Eliminations	(0.3)	—

TOTAL COST OF REVENUE	78.0	88.3
Selling, general and administrative	29.5	31.0
Depreciation and amortization	19.5	20.6
Equity in earnings of ventures	(0.1)	(0.7)
Interest income	(0.2)	(0.8)

	Consolidated Expenses	Consolidated Expenses
	For the Three Months Ended	For the Three Months Ended
	September 30, 2004	September 30, 2005
	(in millions)
Interest expense	0.2	0.1
Foreign currency loss	0.5	0.2
Minority interest	0.3	0.8
Provision for income taxes	$9.0	$12.0
Cost of Revenue
     Our cost of revenue increased by 13% to $88.3 million for the three months ended September 30, 2005, from $78.0 million for the three months ended September 30, 2004.
     Business and Corporate Services. Cost of revenue from BCS increased by 19% to $42.5 million for the three months ended September 30, 2005, from $35.6 million for the three months ended September 30, 2004. Cost of revenue as a percentage of revenue increased to 43% for the three months ended September 30, 2005 from 42% for the three months ended September 30, 2004.
     Cost of revenue for the BCS division of GTU increased by 42% to $5.4 million, or 51% of revenue, for the three months ended September 30, 2005, from $3.8 million, or 49% of revenue, for the three months ended September 30, 2004. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 7% to $37.1 million for the three months ended September 30, 2005, from $34.7 million, for the three months ended September 30, 2004. Cost of revenue as a percentage of revenue remained consistent at 65% for the three months ended September 30, 2005 and 2004. We continue to experience significant pressure on our margins in this line of business, but we have been able to slow margin decline by focusing our business on higher margin traffic from reputable partners. Also, we continue to balance our pricing strategy to be more in line with the settlement rates we are charged by other operators.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased by 36% to $2.9 million, or 69% of revenue, for the three months ended September 30, 2005, from $4.5 million, or 82% of revenue, for the three months ended September 30, 2004. Cost of revenue decreased as a percentage of revenue primarily due to a decision to temporarily increase our tariffs from August 1, 2005, until September 1, 2005.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 9% to $7.1 million, or 70% of revenue, for the three months ended September 30, 2005, from $6.5 million, or 60% of revenue, for the three months ended September 30, 2004. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Mobile Services. Cost of revenue from Mobile Services increased by 7% to $1.6 million, or 44% of revenue for the three months ended September 30, 2005, from $1.5 million, or 36% of revenue for the three months ended September 30, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a devaluation of the USD in April 2005 and to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 5% to $31.0 million, or 18% of revenue, for the three months ended September 30, 2005, from $29.5 million, or 19% of revenue, for the three months ended September 30, 2004. In the three months ended September 20, 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. Bad debt expense also decreased by approximately $1.5 million compared to the three months ended September 30, 2004, as a result of the integration of Comincom in 2004. These decreasing factors were partly offset by expensing in the three months ended September 30, 2005, $1.0 million in employee termination costs and $0.8 million of capitalized acquisition costs related to an acquisition opportunity that we decided not to pursue. The remaining $4.8 million net increase was primarily the result of employee related costs, insurance costs, and other office expenses increasing in line with the growth in our business.
Depreciation and Amortization

     Our depreciation and amortization expenses increased by 6% to $20.6 million for the three months ended September 30, 2005, from $19.5 million for the three months ended September 30, 2004. The increase was due to depreciation on continuing capital expenditures of the consolidated entities.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.7 million for the three months ended September 30, 2005, from a $0.1 million of earnings for the three months ended September 30, 2004. We recognized earnings at Sakhalin Telecom of $0.7 million, partly due to Sakhalin Telecom’s gain on the sale of its ownership interest in ZAO Sakhalin Telecom Mobile which occurred in September 2005, prior to our purchase of an additional 60% ownership interest in Sakhalin Telecom.
Interest Income
     Our interest income increased to $0.8 million for the three months ended September 30, 2005, from $0.2 million for the three months ended September 30, 2004. The increase in interest income is due to our increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense decreased to $0.1 million for the three months ended September 30, 2005, from $0.2 million for the three months ended September 30, 2004.
Foreign Currency Loss
     Our foreign currency loss was $0.2 million for the three months ended September 30, 2005, down from $0.5 million for the three months ended September 30, 2004. The decrease in our foreign currency loss is mainly due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.
Minority Interest
     Our minority interest was $0.8 million for the three months ended September 30, 2005, compared to a $0.3 million for the three months ended September 30, 2004. The increase was the result of minority interests in the earnings of GTU, which arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.
Provision for Income Taxes
     Our charge for income taxes was $12.0 million for the three months ended September 30, 2005, compared to $9.0 million for the three months ended September 30, 2004. Our effective tax rate was 38% for the three months ended September 30, 2005, compared to 36% for the three months ended September 30, 2004. We recognized approximately $1.7 million in additional tax expense during the third quarter of 2005 since we changed our valuation allowance for our deferred tax assets due to our reassessment of sources of future taxable income in the United States. Our effective tax rate for the three months ended September 30, 2004, was impacted by $3.6 million of non-deductible consulting expenses incurred in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by that partner. Our effective tax rate for the three months ended September 30, 2005, was impacted by no tax benefit being recognized on certain United States (“US”) expenses due to uncertainty about the sufficiency of future US taxable income to recognize such tax benefits.
Net Income and Net Income per Share
     Our net income for the three months ended September 30, 2005, was $18.4 million, compared to a net income of $16.1 million for the three months ended September 30, 2004.
     Our net income per share of common stock increased to $0.51 for the three months ended September 30, 2005, compared to a net income per share of $0.44 for the three months ended September 30, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,410,586 in the three months ended September 30, 2005, compared to 36,277,711 in the three months ended September 30, 2004. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management.

     Our net income per share of common stock on a fully diluted basis increased to $0.50 for the three months ended September 30, 2005, compared to a net income per common share of $0.44 for the three months ended September 30, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,637,065 for the three months ended September 30, 2005, compared to 36,551,126 for the three months ended September 30, 2004.
Consolidated Results — Consolidated Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2004
Revenue
     Our revenue increased by 16% to $491.9 million for the nine months ended September 30, 2005, from $424.8 million for the nine months ended September 30, 2004. The overall increase in revenue was due to an increase in customer base and services provided to existing customers, partially offset by lower prices for certain services. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30, 2004	Ended September 30, 2005
	(in millions)
REVENUE
Business and Corporate Services	$236.4	$284.0
Carrier and Operator Services	143.8	164.2
Consumer Internet Services	33.4	32.6
Mobile Services	11.8	11.1
Eliminations	(0.6)	—

TOTAL REVENUE	$424.8	$491.9
     Business and Corporate Services. Revenue from BCS increased by 20% to $284.0 million for the nine months ended September 30, 2005, from $236.4 million for the nine months ended September 30, 2004. In our largest market, Moscow, we had increases in our revenues due to adding approximately 5,551 new corporate customers, 74 new multi-tenant business centers, 16 new trade centers and 2 hotels in the nine months ended September 30, 2005, along with actively promoting new services among our client base. BCS Moscow recognized approximately $19.4 million in revenue from new contracts in the nine months ended September 30, 2005, and grew the number of its Direct Inward Dialing lines from 113,200 as of September 30, 2004, to approximately 125,000 as of September 30, 2005. During the nine months ended September 30, 2005, we also increased our revenue by continuing to assist our customers in developing their businesses as they expanded regionally. The macro-economic growth in Russia, Ukraine, and the CIS continues to help us to expand our client base. Additionally, BCS revenue increased by approximately $4.1 million due to the acquisitions of ST-HOLDING s.r.o. (“ST-HOLDING”), OAO Balticom Mobile (“Balticom”) and SP Buzton (“Buzton”) in 2004. We began consolidating ST-HOLDING in February 2004, Balticom in April 2004, and Buzton in May 2004.
     Revenue from the BCS division of GTU increased by 40% to $28.6 million for the nine months ended September 30, 2005, from $20.5 million for the nine months ended September 30, 2004. This increase in revenues was due to a 52% increase in the number of serviced voice lines and a 9% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks and an increase in data and Internet revenues. Partly offsetting these increasing factors was a 22% decrease in average minutes of use per line per month due to more residential, SMBs, and regional customers in the client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 14% to $164.2 million for the nine months ended September 30, 2005, from $143.8 million for the nine months ended September 30, 2004. We have expanded our operations with existing partners and added a number of new carriers specifically in the regions with increased volumes of traffic. We continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors. Additionally, Carrier and Operator Services revenue increased by approximately $0.8 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.
     Revenue for the Carrier and Operator Services division of GTU increased by 9% to $15.3 million for the nine months ended September 30, 2005, from $14.0 million for the nine months ended September 30, 2004. $0.7 million of this increase in revenue was due to a 15% increase in carrier’s carrier minutes of use due to a rise in low margin transit traffic on mobile networks. $0.5 million of this increase is due to an increase in data revenue supported by GTU adding capacity between Kiev and Frankfurt via two VC3 channels. Incoming international minutes of use decreased by 5% during the third quarter due to a decision to temporarily increase our tariffs from August 1, 2005, until September 1, 2005, resulting in a $0.2 million decrease in incoming international revenue.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 2% to $32.6 million for the nine months ended September 30, 2005, from $33.4 million for the nine months ended September 30, 2004. Although the average revenue per dial-up Internet subscriber decreased from $8.02 per month for the nine months ended September 30, 2004, to approximately $7.12 per month for the nine months ended September 30, 2005, the number of dial-up Internet subscribers increased from 376,392 at September 30, 2004, to 385,374 at September 30, 2005. Our dial-up subscriber base continues to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of new Internet access technologies such as DSL.
     Mobile Services. Revenue from Mobile Services decreased by 6% to $11.1 million for the nine months ended September 30, 2005, from $11.8 million for the nine months ended September 30, 2004. Active subscribers decreased from 55,760 at September 30, 2004, to 50,379 at September 30, 2005, due to increased competition in the Ukrainian mobile market. The average revenue per active subscriber has decreased by 16% to approximately $23.08 per month mainly due to the decrease in the subscription fee for the tariff plan which allows for unlimited local calls for a fixed payment as well as a decrease in the number of subscribers using that tariff plan and due to an increase in the share of prepaid subscribers with lower activity and no fixed charge.
Expenses
     The following table shows our principal expenses for the nine months ended September 30, 2004, and September 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$100.5	$121.4
Carrier and Operator Services	92.4	106.5
Consumer Internet Services	19.7	21.7
Mobile Services	4.5	4.9
Eliminations	(0.6)	—

TOTAL COST OF REVENUE	216.5	254.5
Selling, general and administrative	81.0	87.4
Depreciation and amortization	55.2	60.5
Equity in earnings of ventures	(0.3)	(0.5)
Interest income	(0.8)	(1.7)
Interest expense	0.5	0.5
Foreign currency loss	0.7	0.4
Minority interest	0.8	2.1
Provision for income taxes	$23.5	$30.5
Cost of Revenue
     Our cost of revenue increased by 18% to $254.5 million for the nine months ended September 30, 2005, from $216.5 million for the nine months ended September 30, 2004. Included in the increase of cost of revenue is a $0.7 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
     Business and Corporate Services. Cost of revenue from BCS increased by 21% to $121.4 million for the nine months ended September 30, 2005, from $100.5 million for the nine months ended September 30, 2004. Cost of revenue as a percentage of revenue remained consistent at 43% in 2005 and 2004. Additionally, BCS cost of revenue increased by approximately $1.7 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.

     Cost of revenue for the BCS division of GTU increased by 45% to $14.9 million, or 52% of revenue, for the nine months ended September 30, 2005, from $10.3 million, or 50% of revenue, for the nine months ended September 30, 2004. Cost of revenue increased as a percentage of revenue due to the increased volume of lower margin traffic to mobile networks.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 15% to $106.5 million, or 65% of revenue, for the nine months ended September 30, 2005, from $92.4 million, or 64% of revenue, for the nine months ended September 30, 2004. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix to favor traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. We continue to experience significant pressure on our margins in this line of business, but we have been able to slow margin decline by focusing our business on higher margin traffic from reputable partners. Also, we continue to balance our pricing strategy to be more in line with the settlement rates we are charged by other operators. Additionally, cost of revenue from Carrier and Operator Services increased by approximately $0.3 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 5% to $11.8 million, or 77% of revenue for the nine months ended September 30, 2005, from $11.2 million, or 80% of revenue for the nine months ended September 30, 2004. Cost of revenue decreased as a percentage of revenue primarily due a decision to temporarily increase our tariffs from August 1, 2005, until September 1, 2005.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 10% to $21.7 million, or 67% of revenue, for the nine months ended September 30, 2005, from $19.7 million, or 59% of revenue, for the nine months ended September 30, 2004. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Mobile Services. Cost of revenue from Mobile Services increased by 9% to $4.9 million, or 44% of revenue for the nine months ended September 30, 2005, from $4.5 million, or 38% of revenue for the nine months ended September 30, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a devaluation of the USD in April 2005 and to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 8% to $87.4 million, or 18% of revenue, for the nine months ended September 30, 2005, from $81.0 million, or 19% of revenue, for the nine months ended September 30, 2004. During the nine months ended September 20, 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. Bad debt expense also decreased by approximately $1.2 million compared to the nine months ended September 30, 2004 as a result of the integration of Comincom in 2004. The reversal of a $1.4 million tax contingency accrual decreased payroll and other taxes in the first quarter of 2005. These decreasing factors were partly offset by expensing $1.8 million of capitalized acquisition costs in the nine months ended September 30, 2005, related to acquisition opportunities that we decided not to pursue and by a $1.2 million increase in asset obsolescence charges due to an increase in our construction in progress balances. Although we recognized approximately $1.0 million in employee termination costs in September 2005, total employee termination costs decreased by $0.2 million when comparing the nine months ended September 30, 2005, with the nine months ended September 30, 2004. The remaining $9.8 million net increase was primarily the result of employee related costs, and other office expenses increasing in line with the growth in our business. Included in the increase in employee related costs is a $1.1 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 10% to $60.5 million for the nine months ended September 30, 2005, from $55.2 million for the nine months ended September 30, 2004. The increase was due to depreciation on continuing capital expenditures of the consolidated entities.
Equity in Earnings of Ventures

     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.5 million for the nine months ended September 30, 2005, from $0.3 million of earnings for the nine months ended September 30, 2004. We recognized earnings at Sakhalin Telecom of $0.7 million, partly due to Sakhalin Telecom’s gain on the sale of its ownership interest in ZAO Sakhalin Telecom Mobile which occurred in September 2005, prior to our purchase of an additional 60% ownership interest in Sakhalin Telecom. In addition, we recognized losses of $0.2 million from our other Russian ventures.
Interest Income
     Our interest income increased to $1.7 million for the nine months ended September 30, 2005, from $0.8 million for the nine months ended September 30, 2004. The increase in interest income is due to our increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense was $0.5 million for the nine months ended September 30, 2005, unchanged from the nine months ended September 30, 2004.
Foreign Currency Loss
     Our foreign currency loss was $0.4 million for the nine months ended September 30, 2005, compared with losses of $0.7 million from the nine months ended September 30, 2004.
Minority Interest
     Our minority interest was $2.1 million for the nine months ended September 30, 2005, compared to $0.8 million for the nine months ended September 30, 2004. The increase was the result of minority interests in the earnings of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine.
Provision for Income Taxes
     Our charge for income taxes was $30.5 million for the nine months ended September 30, 2005, compared to $23.5 million for the nine months ended September 30, 2004. Our effective tax rate was 34% for the nine months ended September 30, 2005, compared to 33% for the nine months ended September 30, 2004. We recognized approximately $1.7 million in additional tax expense during the third quarter of 2005 since we changed our valuation allowance for our deferred tax assets due to our reassessment of sources of future taxable income in the US. Our effective tax rate for the nine months ended September 30, 2004, was impacted by $3.6 million of non-deductible consulting expenses incurred in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by that partner. Our effective tax rate for the nine months ended September 30, 2005, was impacted by no tax benefit being recognized on certain US expenses due to uncertainty about the sufficiency of future US taxable income to recognize such tax benefits.
Net Income and Net Income per Share
     Our net income for the nine months ended September 30, 2005, was $58.2 million, compared to a net income of $47.7 million for the nine months ended September 30, 2004.
     Our net income per share of common stock increased to $1.60 for the nine months ended September 30, 2005, compared to a net income per share of $1.32 for the nine months ended September 30, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,356,280 in the nine months ended September 30, 2005, compared to 36,200,334 in the nine months ended September 30, 2004. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management.
     Our net income per share of common stock on a fully diluted basis increased to $1.59 for the nine months ended September 30, 2005, compared to a net income per common share of $1.30 for the nine months ended September 30, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,594,629 for the nine months ended September 30, 2005, compared to 36,544,037 for the nine months ended September 30, 2004.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2005, compared to Consolidated Financial Position at December 31, 2004
Accounts Receivable
     Accounts receivable increased from December 31, 2004, to September 30, 2005, as a result of increased revenues when comparing the month of September 2005 to the month of December 2004.
Intangible Assets
     Our intangible assets decreased at September 30, 2005, as compared to December 31, 2004, mostly as a result of amortization on continuing intangible assets of the consolidated entities exceeding additions. Also contributing to the decrease was the reversal of an income tax contingent liability related to an acquisition as discussed in more detail below. Offsetting these decreasing factors were additional intangible assets recorded upon the acquisitions of Sakhalin Telecom and Dicom.
Other Non-current Liabilities
     Our other non-current liabilities decreased at September 30, 2005, as compared to December 31, 2004, as a result of the reversal of a $2.0 million accrued liability related to a tax contingency. This accrued liability was recorded upon the acquisition of one of our Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate.
Minority Interest
     Our minority interest increased at September 30, 2005, as compared to December 31, 2004, as a result of minority interests in the equity of GTU, ZAO Samara Telecom, ZAO WestBalt Telecom and Buzton. Except for GTU, each of these consolidated subsidiaries was acquired during the first half of 2004. Minority interests in the earnings of GTU arose in August 2004 due to the sale of a non-controlling interest to our local partners in Ukraine. Additionally, minority interest increased due to the acquisition of an additional 60% ownership interest in Sakhalin Telecom in September 2005 that resulted in consolidation of this entity from September 30, 2005.
Stockholders’ Equity
     Shareholders’ equity increased from December 31, 2004, to September 30, 2005, as a result of our net income of $58.2 million and offset by declaring and paying $21.8 million in dividends in the nine months ended September 30, 2005. Also, shareholders’ equity increased by $1.2 million due to stock option exercises and the issuance of restricted shares to certain members of management.
Income Taxes
Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) amortization of certain acquired intangible assets is not deductible for income tax purposes; (3) write-offs of certain assets are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we fully anticipate that these deferred tax assets will be realized through the generation of future taxable income. We also have a deferred tax asset related to net operating loss carry-forwards for US federal income tax purposes. In the third quarter of 2005, we increased our valuation allowance for this deferred tax asset due to our reassessment of sources of future taxable income in the United States. We have concluded that the remaining US loss carry-forwards will be realizable as we anticipate generating future taxable income in the US primarily by earning interest income on intercompany loans to our foreign subsidiaries. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future since it has generated tax losses since 2003.
Liquidity and Capital Resources

     Our cash and cash equivalents were $86.0 million and $53.7 million as of September 30, 2005, and December 31, 2004, respectively. Our total restricted cash was $0.6 million as of September 30, 2005, and $1.0 million as of December 31, 2004. The restricted cash is maintained in connection with certain of our debt obligations as described below.
     During the nine months ended September 30, 2005, we had net cash inflows of $128.3 million from our operating activities. During the nine months ended September 30, 2004, we had net cash inflows of $109.8 million from our operating activities. This increase in net cash inflows from operating activities at September 30, 2005, is mainly due to the increase of net income as a result of increased revenues.
     During the nine months ended September 30, 2005, we received approximately $482.0 million in cash from our customers for services and we paid approximately $326.05 million to suppliers and employees. During the nine months ended September 30, 2004, we received approximately $406.7 million in cash from our customers for services and we paid approximately $274.3 million to suppliers and employees.
     We used cash of $72.4 million and $100.2 million for investing activities for the nine months ended September 30, 2005, and September 30, 2004, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $70.3 million for the nine months ended September 30, 2005. The majority of network investing activities related to construction of last mile access and network upgrades as a result of increased customer connections. Network investing activities totaled $86.1 million for the nine months ended September 30, 2004. We used cash of $4.8 million for the nine months ended September 30, 2005, for our acquisition of Dicom, Sakhalin Telecom and a payment of a holdback amount related to the 2004 Buzton acquisition.
     For the nine months ended September 30, 2005, we received $1.0 million proceeds from the exercise of employee stock options and for the nine months ended September 30, 2004, we received $4.2 million proceeds from the exercise of employee stock options.
     In February 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005. In May 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of June 16, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on June 30, 2005. In September 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of September 16, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on September 30, 2005.
     We had working capital of $107.6 million as of September 30, 2005, and $83.8 million as of December 31, 2004. At September 30, 2005, and December 31, 2004, we had total debt, excluding capital lease obligations, of approximately $0.3 million and $0.2 million, respectively, none of which was current maturity. Total debt included amounts that were fully collateralized by restricted cash.
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
     In August 2005, we entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years and total payments of $4.1 million. The first year of the lease must be prepaid while payments should be made on a monthly basis in subsequent years.

     In order to comply with the known long distance license requirements and to be operational in 2006, we expect incur approximately $12.0 million in capital expenditures and approximately $1.0 million in operational expenditures by the end of 2005.
     In total, we estimate that we will need to make capital expenditures of approximately $50.0 million in order to fulfill the network requirements, specified in the Interconnection Rules and to successfully implement our long distance license. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect both the timing and cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of September 30, 2005, for all of these facilities totaled $0.5 million, of which $0.2 million was funded to our consolidated subsidiaries and $0.3 million was funded to our non-consolidated entities.
     We had previously negotiated a $45 million credit facility with the Russian subsidiary of Citibank in connection with the acquisition of Hudson Telecom, Inc. Although we decided not to proceed with this acquisition, this credit facility remains available to us for other general purpose uses. At this time we have not signed and entered into commitment to utilize this credit facility.
     In the future, we may execute large or numerous acquisitions, which may require us to raise additional funds through a dilutive equity issuance, through additional borrowings with collateralization or through the divestment of non-core assets, or combinations of the above. In case large or numerous acquisitions do not materialize; we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs, technology and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations and ventures, including losses from operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through cash on hand, cash flow from operations, proceeds from additional equity and debt offerings, and debt financing facilities.
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
Contractual Obligations
     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, include our contractual cash obligations. Contractual cash obligations include short- and long-term debt arrangements, capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the nine months ended September 30, 2005, no material changes occurred in our contractual cash obligations.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, including our expectation to fund such requirements through cash on hand, cash from operations, proceeds from additional equity and debt offerings, and debt financing activities; (ii) existing and potential tax claims, (iii) the effects of existing and potential litigation, (iv) projected traffic volumes and other growth indicators; (v) anticipated revenues and expenses; (vi) our competitive environment; (vii) the future performance of consolidated and equity method investments; (viii) our intention to offer our services under the Golden Telecom brand; (ix) our intentions to expand our fiber optic capacity and add transmission capacity; (x) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xi) the impact of critical accounting policies and estimates; (xii) the growth of our operations in key regions of Russia; (xiii) our growth strategy in our business segments; (xiv) the political, regulatory and economic situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and the interconnection rules; (xv) the effect and costs of utilizing our intercity and international licenses; and (xvi) the development of our broadband and related Wi-Fi technology strategies, are forward-looking and concern our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, use of debt for possible future acquisitions, the potential effect of the new law “On Telecommunications” and the related interconnection rules, the utilization of our intercity and international licenses, our ability to integrate recently acquired companies into our operations, the development of our broadband and related Wi-Fi technology strategies, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
ITEM 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 5. Other Information
     None

PART II. OTHER INFORMATION
ITEM 6. Exhibits

Designation	Description
10.1	Employment Agreement dated as of July 19, 2005 by and between the Company and Jean-Pierre Vandromme is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 21, 2005

10.2	Separation Agreement dated as of September 15, 2005 by and between the Company and Michal Cupa is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K dated September 21, 2005

10.3	Amendment No. 1 dated as of October 24, 2005 by and between the Company and Alexander Vinogradov is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2005

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Principal Financial Officer)

By: /s/ MICHAEL D. WILSON
Name: Michael D. Wilson
Title: Vice-President and Corporate Controller
(Principal Accounting Officer)
Date: November 8, 2005

Exhibit Index

Designation	Description

10.1	Employment Agreement dated as of July 19, 2005 by and between the Company and Jean-Pierre Vandromme is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 21, 2005

10.2	Separation Agreement dated as of September 15, 2005 by and between the Company and Michal Cupa is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K dated September 21, 2005

10.3	Amendment No. 1 dated as of October 24, 2005 by and between the Company and Alexander Vinogradov is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2005

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002