Form 10-K
period 2005-12-31
GOLDEN TELECOM INC
filed 2006-03-16
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0391303
(State of incorporation)	(I.R.S. Employer Identification No.)
REPRESENTATION OFFICE OF GOLDEN TELESERVICES, INC.
1 Kozhevnichesky Proezd
Moscow, Russia 115114
(Address of principal executive offices)
(011-7-501) 797-9300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $200,000,907 based upon the closing price reported for such date on the Nasdaq National Market.
     The number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was, 36,479,176 as of March 14, 2006.

Item of Form 10-K	Documents Incorporated By Reference
Part III, Items 10-14	Portions of the Registrant’s proxy statement for the 2006 annual meeting of shareholders to be held in May 2006.

GOLDEN TELECOM, INC.
FORM 10-K
Year Ended December 31, 2005

PART I
ITEM 1. Business
Introduction
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 259 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
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
     Corporate customers increasingly demand integrated telecommunications solutions from “one-stop” providers that are able to deliver a full service offering in the geographical areas in which these corporate customers operate. As a result, we plan to continue to develop and combine our businesses to create a unified service platform for local access, local exchange, domestic long distance/international long distance (“DLD/ILD”), data, Internet access and services via turn-key solutions.
•	Extend Our Leading Position in High Growth Data and Internet Markets
     We plan to build on our position as a leading provider of data and Internet communication services in Russia and other countries of the CIS by increasing the number of network access points in our network to facilitate the growing volume demand for data and Internet communications. In addition, we plan to pursue an expansion of our broadband access strategy.

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
     We plan to make capital investments primarily in Moscow, Kiev, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Samara, and Kaliningrad and other major population centers in the CIS, where demand for our services is most heavily concentrated. We also intend to expand our operations in regional cities with sufficiently strong local economies in which we believe the potential exists to grow businesses that complement our current operations.
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
•	our early market entry and local market experience;

•	our focus on service, quality and reliability;

•	our strong infrastructure position in major cities throughout Russia, Ukraine, Kazakhstan and Uzbekistan;

•	our extensive customer base;

•	our extensive range of integrated voice, data and Internet telecommunications services;

•	our diverse and influential shareholder base; and

•	our strong balance sheet position.
Corporate History and Development
     Golden Telecom, Inc., initially a majority owned subsidiary of Global TeleSystems, Inc. (“GTS”), was incorporated in Delaware in June 1999 in preparation for our initial public offering (“IPO”) which took place in September 1999. GTS was founded in 1983 as a not-for-profit company under the name San Francisco/Moscow Teleport, Inc. and was among the first foreign telecommunications operators in the former Soviet Union, where it began offering data links to the United States (“US”) in 1986, ILD services in 1992, local access to its networks in 1994 and cellular services in 1995. At the time of our IPO, GTS contributed substantially all of the assets that constituted Golden Telecom, Inc.
     In September 2002, we purchased the 50% of EDN Sovintel (“Sovintel”) that we did not own from OAO Rostelecom (“Rostelecom”), the Russian national long distance carrier. As a result of this purchase, we own 100% of Sovintel. In April 2003, we merged the operations of TeleRoss, our wholly-owned subsidiary, into Sovintel.
     In August 2003, we acquired 100% of OOO Sibchallenge Telecom (“Sibchallenge”), the leading alternative wireline operator in Krasnoyarsk, Russia. Sibchallenge owns 100% of ZAO Tel (“Tel”), an Internet service provider, also based in Krasnoyarsk. In August 2005, we merged the operations of Sibchallenge, including Tel, into Sovintel.
     In December 2003, we acquired 100% of OAO Comincom (“Comincom”), and its wholly-owned subsidiary, OAO Combellga (“Combellga”), from Nye Telenor East Invest AS (“Telenor”). As part of this transaction, we issued shares to Telenor representing

19.5% of our shares outstanding after the acquisition. In December 2004, we merged the operations of Comincom, including Combellga, into Sovintel.
     In February 2004, we acquired 100% of ST-HOLDING s.r.o., a Czech company that owns 50% plus one share of ZAO Samara Telecom (“Samara Telecom”), a telecommunications service provider in Samara, Russia, from ZAO SMARTS and individual owners. In April 2004, we acquired 100% of OAO Balticom Mobile that owns 62% of ZAO WestBalt Telecom (“WestBalt”), an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, we also acquired the remaining 49% ownership interest that we did not own, in OOO Uralrelcom, which was merged into Sovintel in August 2005. In May 2004, we acquired 54% of SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan.
     In March 2005, we acquired 75% of OOO Dicom, an early stage wireless broadband enterprise. In September 2005, we acquired 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia from OAO Vimpel Communications (“Vimpelcom”). As a result of this acquisition and combined with our previous ownership in Sakhalin Telecom, we now own 83% of Sakhalin Telecom. In October 2005, we acquired 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia. In October 2005, we acquired 100% of Antel Rascom, Ltd., a British Virgin Islands company that owns 49% of ZAO Rascom (“Rascom”), an infrastructure and facilities company in the northwest region of Russia. In December 2005, we acquired an additional 5% of Rascom.
Regulatory Environment
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of (DLD/ILD) zonal, and local operators. Under this new structure,end-users will have the right to choose a long-distance operator. DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the government. We continue to have regular dialogue about these current regulatory issues with the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”).
     On May 31, 2005, we received a DLD/ILD license in Russia valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. To date, we are one of two alternative operators who have complied with these requirements. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. Although construction of the 88 connection points has been completed, we are awaiting formal commissioning by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications which is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks. Additionally, we learned informally on March 3, 2006, that the access codes to our long distance services that are part of the approval to operate our FTN were granted. The access codes for customers to access our services are to be “56” for our ILD service and “51” for our DLD service. According to remarks made by the Russian Minister of Telecommunications, we are currently one of only two alternative operators which have begun active work under the new DLD/ILD licenses. Procedurally, once the Ministry of Justice of the Russian Federation has registered the order of the Russian Minister of Telecommunications to grant FTN access codes to us, that decision will officially be published. Registration by the Ministry of Justice is expected shortly.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies. Such tariffs are to be established by Rossvyaznadzor, and in the absence of such regulated tariffs the incumbent Svyazinvest companies may attempt to impose their independently established tariffs on alternative long-distance operators. The tariffs will be paid by long-distance operators to the incumbent Svyazinvest local and zonal operators for each minute of long distance traffic that is carried such that all long-distance operators will be cross-subsidizing the local and zonal network of the Svyazinvest companies. However, to minimize the impact of such payments to the incumbent companies, we have received licenses to provide zonal services in all the regions of the Russian Federation, and we are developing plans to construct zonal networks in selected regions.

     We believe that our DLD/ILD license will enable us to defend our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end users. In the previous system, the incumbent Svyazinvest companies collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent Svyazinvest companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by 2008. Under the new system, the incumbent Svyazinvest companies may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes.
Customer Base
     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 10% of our consolidated revenues for the year ended December 31, 2005. Our largest customer, Vimpelcom, accounted for approximately 4% of our consolidated revenues for the year ended December 31, 2005. No customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2005.
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
     Corporate End-Users. Corporate end-users are foreign and Russian enterprises with centralized operations, either in Moscow, Kiev or in the regions. These corporate end-users also require a full range of voice, data and Internet services, but are more likely to purchase distinct services from separate suppliers based on price. We attempt to increase business with corporate end users by providing superior technology and service levels at competitive prices.
     Small and Medium Businesses (“SMB”). We define small and medium businesses as those business customers that require a full range of voice, data and Internet services and generally have monthly billings of less than $2,000.
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
     Mass Market. We define the mass market as households, or in some cases more narrowly, as those customers who utilize calling cards or dial-up Internet access. This market segment is price-sensitive, but quality of service is also important, particularly in the Internet access market. These customers predominately prepay for such services. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.
     Our recently constructed FTN will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of approximately 1.3 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones.

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
     Business and Corporate Services (“BCS”)
BCS Services in Russia
     We operate a number of competitive local exchange carriers (“CLECs”) that own and operate fully-digital overlay networks in a number of major Russian cities. The majority of our services are provided through our wholly-owned Moscow-based subsidiary Sovintel. We are an integrated provider of the largest range of telecommunication services available on the Russian market, including network access and hardware and software solutions including installation, configuration and maintenance. Our geographical coverage includes all major population centers including Moscow, St. Petersburg, Nizhny Novgorod, Khabarovsk, Arkhangelsk, Ufa, Vladivostok, Irkutsk, Kaliningrad, Ekaterinburg, Voronezh, Krasnodar, Tyumen, Volgograd, Samara, Tula, and Krasnoyarsk.
Services and Customers
     Local Access Services. Local access services are provided to business customers through the connection of the customers’ premises to our fiber network, which interconnects to the local public switched telephone network (“PSTN”) in Moscow, St. Petersburg, Nizhny Novgorod, Khabarovsk, Ufa, Vladivostok, Novosibirsk, Irkutsk, Kaliningrad, Ekaterinburg, Voronezh, Krasnodar and Krasnoyarsk.
     International and Domestic Long Distance Services. Outgoing international voice services to business customers are provided through our international gateways, to which we transmit international traffic via dedicated channels leased from Rostelecom, the incumbent long distance operator. We have developed and maintain a telecommunication network which utilizes geographical and non-geographical numbering and allows transmission of long distance traffic.
     DLD services are primarily provided through our intercity transmission network, leased capacity between major Russian cities, and through interconnection with Rostelecom’s network. We provide switched voice services to regional customers through local city switches connected to earth stations and intercity fiber optic lines. When a customer in one of these regions makes a DLD or an ILD call, the call is typically transmitted first to our Moscow hub by fiber or satellite transmission facilities. The call is then connected to the customer’s destination through a terrestrial line, through the Rostelecom network, or, for international calls, through our international gateway. We offer very small aperture terminal (“VSAT”) satellite services to customers located in remote areas that cannot be physically connected through terrestrial cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems. Our satellite transmission facilities connect these customers directly to our Moscow-based hub through a VSAT antenna installed at the customer’s location.
     Dedicated Internet and Data Services. We provide our business customers with dedicated access to the global Internet through our access and backbone networks. We also offer traditional and high-speed data communications services to business customers who require WAN to link computer networks in geographically dispersed offices, using frame relay, X.25, asynchronous transfer mode and Internet protocol technologies. We also provide private line channels to customers who require high-capacity and high-quality domestic and international point-to-point connections. Private lines can be used for both voice and data applications.
     Integrated Voice and Data Services. The markets where we operate are experiencing a continuing trend toward routing voice traffic over the Internet using Internet Protocol (“IP”) technology, known as “Voice over IP” or “VoIP”. We are a leading provider of this service. In addition to using data networking services for typical LAN to LAN interconnections, many customers will also route their voice traffic over our frame relay data network to reduce overall telecommunications expenses. Voice over frame relay involves “packetizing” voice calls using frame relay, a data transmission protocol, and transporting the voice call over our data network to be “de-packetized” at the terminating end. The call is finally terminated through normal circuit switching. Packet switching offers greater cost efficiencies over circuit switching, and offers this division an opportunity to leverage its data network investment across a greater number of services and geographic areas. This type of integrated communication solution is also offered by Integrated Services

Digital Network (“ISDN”) products where basic services include telephony, fax, data transmission, Internet access, and video conferencing.
     Value-Added Services. We offer an increasing range of value-added services such as dedicated hosting, co-location and IP, or IP-based Virtual Private Networks (“VPNs”) and we intend to increase our market position in these services to other Internet-related products and services. Our Managed Data Center, which consists of a total area of 600 square meters, continues to be the leading hosting center in Russia and provides services to news agencies, financial and entertainment services providers. We enjoy strong sales synergies between our Managed Data Center products and our IP transit sales efforts. We offer a variety of information services addressing the needs of financial markets including access to S.W.I.F.T., Reuters, Bloomberg and MICEX, or the Moscow Inter-bank Currency Exchange. We also have a Moscow-based Call Center that has a leading position in providing telemarketing, actualization and Hot Line services for business clients. We offer fixed-to-mobile convergence services in conjunction with Vimpelcom to corporate clients that wish to use their mobile phone as an extension of their private branch exchange (“PBX”).
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
     Major customers range from large multinational and Russian corporate groups to Russian SMB’s and residential users. Our business customers cover all industry segments including business centers, hotels, financial institutions, professional services firms, fast moving consumer goods companies, manufacturers and companies involved in extractive industries. Our customers are located in all major cities throughout Russia.
Marketing and Pricing
     For Sovintel, sales to customers are made through a direct sales force consisting of approximately 148 account managers in Moscow. Each account manager targets specific customer groups and industry segments and is supported by specialists in technical sales support, marketing, customer service and end-user training.
     In addition, a team of regional sales managers is responsible for supporting the regional sales force and maintaining relations with our regional partners. We have a dedicated sales force in each of our regional branch offices and for other regional cities we have sales incentive plans with our regional partners.
     We train our employees to provide customer service at a level which is comparable to that provided by Western telecommunications companies. As a result, we believe we have earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.
     We price our services at a premium to those offered by the incumbent local operator and competitively with other alternative service providers within the market. We offer volume discounts to customers for exceeding certain defined revenue thresholds. Although we publish standard tariffs, generally are not required to obtain regulatory approval to change tariffs. While pricing competition remains a factor, especially for voice services, many corporate data networking customers place more value on network coverage, reliability and our ability to design, install and maintain LANs and WANs. These customers often require integrated solutions, including connections to offices located in different cities. Depending on the cities involved, there are often few operators that can provide these services, and accordingly, there is often less pricing pressure.
Competition
     We compete principally on the basis of price, installation time, network quality, geographical network reach, customer service and range of services offered. While we have a leading position in this market, we face significant competition from other service providers, including:
•	the Sistema Telecom group of companies, including alternative operators such as Comstar, MTU-Inform, Telmos and Golden Line, for all services provided to corporate customers within Moscow and Moscow City Telephone Network (“MGTS”), for services provided to the SMB market in Moscow;

•	Equant, currently owned by Equant France, for corporate data networking services across Russia;

•	TransTelecom, currently owned by the Russian Railways, for corporate data networking services across Russia;

•	Peterstar, an affiliate of Telecominvest, for services provided in St. Petersburg; and

•	Regional subsidiaries of Svyazinvest, a holding group with a majority government ownership, for services provided in St. Petersburg and within Russian regional cities.
BCS Services in Ukraine
     The BCS division of GTU, our largely Kiev-based CLEC, has constructed and owns a 680 kilometer fiber optic network, including 375 kilometers in Kiev, which is interconnected to the local PSTN in Kiev, to other major metropolitan areas in Ukraine, and to our international gateway. Data and Internet access services are provided in 89 regional access points in 35 metropolitan cities in Ukraine using leased terrestrial capacity from Ukrtelecom, the Ukrainian incumbent operator, and from some alternative providers.
     Since the opening of our mobile service operation in Odessa in 2001, we have expanded our local access service offerings into Odessa, targeting business clients. In the third quarter of 2002, GTU started to offer local access and pre-paid VoIP services in Dnepropetrovsk. Further, following our regional development strategy, in the second quarter of 2003 we started to offer local access, VoIP and dial-up Internet services in Lvov, and in the second quarter of 2004 we launched the same service offering in Zaporozhye. The next step of our regional development was the launch of local access, VoIP and broadband and dial-up Internet services offer in Kharkov in June 2005. During 2006 we plan to launch our operations in additional major metropolitan areas in Ukraine.
     In the second quarter of 2003, GTU constructed a Metropolitan Area Network (“MAN”) in Kiev providing a new range of services, including broadband access to Internet and VPN service. In the fourth quarter of 2004, GTU deployed a MAN in Odessa. In the first quarter of 2004, GTU launched a switch in Kiev providing interconnection with international operators via the public Internet and the possibility to offer new services such as VoIP, VPN and IP phones. During 2005, GTU installed a point of presence in Frankfurt, Germany and deployed broadband connection from Kiev to Frankfurt and a broadband network between Kiev and the four largest cities of Ukraine. During 2006, GTU is planning to upgrade existing transmission channels and expand broadband network to additional regional cities of Ukraine.
     During 2005, in order to expand market penetration in Ukraine and to increase utilization of technical infrastructure, GTU began to provide wireline local access and broadband Internet services to residential customers in Kiev. Due to the lack of modern, high quality and customer-oriented telecommunications services available on the Ukrainian residential market, we are able to competitively price our services and offer high quality telecommunications services through an experienced and professional customer service staff. GTU plans to significantly increase the number of residential customers during 2006.
     As of December 31, 2005, the BCS division of GTU serviced more than 38,000 of telephone lines for business and connected almost 4,000 residential telephone lines.
Services and Customers
     Local Access Services. Local access services are provided to business customers through the connection of their premises to GTU’s fiber network, which interconnects to the local PSTN in Kiev, Odessa, Dnepropetrovsk, Lvov, Kharkov and Zaporozhye.
     International and Domestic Long Distance Services. GTU provides outgoing international voice services to business customers through its international gateway, transmitting traffic to international operators using least-cost routing. DLD services are primarily provided through our own intercity transmission network, leased capacity between major Ukrainian cities, and through interconnection with Ukrtelecom’s network. On September 20, 2005, the National Commission of Communication’s Regulation in Ukraine issued an international license (the “Ukrainian International License”) to GTU. The Ukrainian International License allows GTU to provide international telecommunications services throughout all of Ukraine, allows leasing of transmission channels to third parties, and increases GTU’s potential as an international telecommunications carrier.
     Dedicated Internet and Data Services. GTU provides a private line service, VPN services, an integrated voice and data ISDN connection, frame relay, X.25, broadband digital subscriber line (“xDSL”), and dedicated Internet services. GTU’s main focus in 2005 was the development of broadband access to VPN and xDSL services, required by customers with high-volume data traffic needs.
     Voice over Data Services. GTU is a leading provider of voice over data services in Ukraine. Our pre-paid cards and our VoIP products introduced under the brand “Allo!” held the leading position in the market with more than a 50% market share in Kiev, providing an alternative international calling solution for corporate and mass market customers. This service has proved to be popular in the Ukrainian market and continues to offer growth opportunities in other metropolitan cities in Ukraine. After a long period of stagnation due to an unregulated market, the growth of VoIP services market has been stimulated by a new VoIP license policy introduced by the Ukrainian government in 2005.

     Information Services. GTU provides telecommunications services to financial and banking companies such as S.W.I.F.T. and Western Union, access to processing centers, news services to companies such as Reuters, as well as conduits to airline reservation systems in Ukraine. We have been chosen as one of two exclusive last mile providers for Reuter’s services in Ukraine. Our data center provides server co-location and hosting services for news agencies, financial and entertainment services providers.
     Call Center Services. With the launching of Call Center services at the end of 2002, GTU captured the leading position in providing telemarketing, actualization and hot line services for business clients in Kiev.
     Residential Telecommunications Services. In December 2004, GTU developed unified telephone and Internet broadband access services for residential customers. GTU implemented structural changes that will allow us to serve this market segment in the most effective way.
     GTU’s BCS division customers primarily consist of corporate network customers, corporate end-users, SMBs and high-end residential customers. Pre-paid VoIP and dial-up Internet services are also provided as a mass market offering.
Marketing and Pricing
     While emphasizing the quality and reliability of its services, GTU positions itself as a price competitive service provider to businesses. Sales to our customers are made through our direct sales force and through various alternative distribution channels. Our sales organization is divided into Direct, Mass, Residential and Indirect sales teams. Alternative distribution channels are primarily built through agent networks comprising information technology system integrators, telecom and computer equipment distributors, IP and mobile services retail dealers, as well as through cooperation contracts with business centers. Mass-market service offerings are mainly conducted indirectly through alternative distribution channels.
     GTU is a fast growing local access and Internet service provider for businesses in Ukraine both in terms of market share and sales revenue due to highly competitive offers for bundles of voice and Internet services. In order to stimulate higher growth, we follow an aggressive pricing policy for corporate end-users, particularly in the regions outside Kiev. Additionally, an increase in market share in data services is expected through the continued sale of international private line connections, international frame relay connections, and national corporate networks based on IP technologies.
Competition
     In Kiev, in the market for voice services to business end-users, we compete with Ukrtelecom, multiregional alternative operators Optima and Farlep, and a number of small local CLECs. The projected consolidation of Optima and Farlep would create the second largest telecom company in the wireline market in Ukraine. However, we believe that because of our early market entry, clear market focus and our ability to provide outstanding customer service combined with individual solutions and integrated voice, data and Internet services, we will keep the leading position on the high-end segments of the corporate market.
     In other major metropolitan cities in Ukraine, we compete with several other CLECs, the most significant being Optima, Velton, Farlep and CSS (Odessa). We are entering regional markets based on our advantage of integrated voice, data and Internet offerings and our offering of high quality services to business clients.
     The provision of Internet and data services is not licensed in Ukraine. As a result, there is a high level of competition in the market with more than 400 Internet Service Provider’s (“ISP’s”) in Ukraine, although consolidation through acquisitions has been observed in the market in recent years. The main competitors in the corporate market for corporate data are Ukrtelecom, Infocom, a majority state-owned operator, and Datagroup, a data and integration services provider. We seek to be competitive in the corporate networks market by providing excellent geographical coverage, wide bandwidth, high quality circuits and professional service. We maintain our competitiveness in the Internet market by focusing on a strategy to provide the best value and quality Internet services for businesses and developing exclusive consumer Internet content.
     Carrier and Operator Services
Carrier and Operator Services in Russia
     The Carrier and Operator Services division in Russia provides a range of carrier and operator services including voice and data transmission services to foreign and Russian telecommunications and mobile operators.
     For international telecommunications voice operators, we are an alternative to the incumbent for the completion of calls terminating in Russia and the CIS and extensions of global private networks employing leased circuits in the country. For domestic telecommunications voice operators we provide termination to Russian and CIS destinations, and we also offer international call termination as well as providing telephone numbers, or subscriber ports. In addition, we offer VoIP and data services, including numbering capacity and IP-centric solutions. Due to the geographic reach of our network, high volume of traffic and smart traffic routing, we have a lower cost basis than many of our competitors and can therefore resell any excess transit and termination capacity. During 2005, Russia continued to show rapid expansion of the mobile networks into the regions including into lesser developed parts of northern Russia and Siberia. To capitalize on this expansion and facilitate the development of the mobile operators, we have completed several projects with Vimpelcom and Megafon in which we provide satellite based network extension into several locations in Siberia, the Russian Far East and the Northwest of Russia. We expect this expansion to continue throughout 2006 during which time we will deploy a network of satellite stations for Vimpelcom in the remote areas of Russia. Additionally, for the wireless operators and smaller voice providers, we provide telephone numbers which they use for selling their services to their end-users.
     Our intra-zonal network is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges, allowing us to deliver traffic within the local public network. In addition, our network infrastructure is now integrated into the main public city networks in St. Petersburg, Nizhny Novgorod, Samara, Voronezh, Ekaterinburg, Kaliningrad, and Krasnoyarsk. Our network also interconnects with other fixed-line and cellular operators in Moscow and with other national long distance carriers. We have constructed the infrastructure necessary to support 285,000 ports in Moscow, each corresponding to a unique telephone number.
     For international data networking operators, we provide data connectivity across Russia and the CIS. We have constructed a data network covering more than 220 cities across Russia and the CIS, primarily to serve our Russia-based corporate customers. Through network interconnect agreements with international data network operators, we also sell data networking services to customers outside Russia and the CIS. We interconnect with these global providers at our access points in Stockholm, London or Frankfurt.
     Our data network infrastructure consists of terrestrial and satellite transmission capacity that we either lease or have purchased via indefeasible rights of use (“IRU”). We currently have IRUs for a STM-16 between Moscow and Stockholm, a STM-4 between Stockholm and London, and a STM-1 between Moscow and 9 cities in Russia. We also lease two STM-16 fiber capacities from Moscow to Stockholm from Rascom, an equity investee. Our remaining domestic terrestrial capacity is leased. For satellite transmission, we have entered into long-term leases primarily with Intelsat, Intersputnik and New Skies Satellite for capacity covering Russia and the CIS. For IP capacity, we have nine STM-1 ports from MCI, Cable&Wireless and Level 3. We have changed our interconnect technology from SDH to optical Gbit, which allows us to increase uplink capacity and at the same time have better network utilization.
     The Carrier and Operator Services division also provides domestic and international IP transit services to ISPs in Russia and the CIS. Smaller ISPs can connect to our IP backbone and then use our network to access the global Internet or Russia-based Internet.
Services and Customers
     Voice Services: The Carrier and Operator Services division offers two types of voice services to its customers: call completion or termination services and the provision of telephone numbers. For international operators, which include traditional incumbents such as British Telecom and VoIP operators, we provide call completion to the PSTNs located in Russia and the CIS. We typically interconnect with these operators in London, Stockholm, and Frankfurt or through the public Internet and they send us their traffic which is destined for Russia and the CIS. International outbound switched voice traffic is routed by destination, based on either anticipated return traffic from the foreign operator through non-geographical area codes, or through least-cost routing. We attempt to direct international traffic through particular foreign operators so as to balance our settlements paid to and received from foreign operators. Thereafter, we direct all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships by the lowest cost route.
     Domestic operators in Russia and the CIS, including Russian cellular operators, use us for call completion to the PSTNs located in Russia and the CIS. They also send us international traffic that we then pass onto the PSTN of international operators. Additionally, we provide telephone-numbering capacity to Russian operators who may purchase large blocks of telephone numbers they then provide to their end-users.
     During 2003, we started to provide equipment sales, installation and maintenance services to cellular operators. This hardware is usually a PBX with call center capabilities, but also included LAN and WAN equipment. It is our strategic intent to move beyond simply providing call completion into higher value-added solutions such LAN and WAN solutions to cellular operators. During 2004, we started to provide satellite communication links to Russian cellular operators. This solution is for remote regions in Russia, such as Siberia and the Russian Far East, and allows cellular operators to grow in these markets which still have a low cellular penetration rate. During 2005 we started to provide cellular operators with access to major mobile content providers and data centers and increased the number of interconnect agreements in these regions.
     We have signed new interconnect agreements and launched traffic exchange. The most important agreements are with Korea Telecom, Telekom Austria, WIND, Czech Telecom, OTE Globe, Ukrainian Mobile Communications (“UMC”) and UTel.

     Our voice services customers include international operators such as MCI, AT&T, British Telecom, Cable&Wireless, TeleDenmark, TeliaSonera, T-Systems, Telenor, Telecom Italia Sparkle, iBasis, and Teleglobe; domestic cellular operators such as Vimpelcom, MTS, and Megafon; and domestic wireline operators such as Comstar, Macomnet, and Peterstar.
     Data Services: The Carrier and Operator Services division also offers two types of data services to its customers: data networking services such as frame relay, synchronous digital hierarchy capacity and IP VPN, and IP transit ports. In addition to providing the underlying circuit capacity, the provisioning of both types of service also includes the installation and maintenance of customer premises equipment (“CPE”) such as routers, multiplexers and frame relay access devices.
     During 2005, we began offering interconnection to our new point of presence in Frankfurt and we experienced rapid demand for this interconnection point. During 2006, we expect further rapid growth of this point of presence.
     Global data network operators sell worldwide data network services to their multinational clients. Typically, these data network operators have constructed extensive networks in the US, Western Europe and the Asia-Pacific region but have little, if any, infrastructure in Russia and the CIS. In order to sell a turnkey solution to their customers, the global data network operators’ need partners to reach the areas where they do not have their own infrastructure. Through a network interconnect agreement with us, these global data network operators are able to provide their clients connectivity to over 220 cities in Russia and the CIS where we have infrastructure. These global operators market and re-sell our network as if it were their own network. Such cooperation included a joint project with British Telecom for the construction of Visa International’s access network in Russia and CIS, which allows Visa International member banks, over 45 in Russia and 25 in the CIS, to access Visa International’s bank processing centers.
     Due to our large consumer and corporate customer base for Internet access services, we require very high IP transit capacity from global providers such as MCI, Cable&Wireless and Level 3. This capacity requirement allows us to obtain very favorable pricing from the global providers and, in turn, we can offer Russian and CIS based ISPs an attractive pricing and quality combination for the resale of IP services.
Marketing and Pricing
     Historically for each telephone number or subscriber port, customers generally pay a one-time port fee, a flat monthly fee and per minute charges based on usage. However, the new Telecommunications Law requires all carriers to implement per-minute charges for access to each other network as well as to implement two types of charges for calls passing through network layers: (1) Initiating and transit charges for long distance calls from local networks to regional and long distance networks, and (2) termination for calls completion from long distance networks to regional and/or local networks.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that would introduce the Calling Party Pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules all incoming calls, on fixed and mobile lines, in Russia will be free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Currently, subscribers of fixed-line telephones do not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules will impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
     Fixed-networks voice termination services are still priced per minute according to destination. There is an increasing trend towards a single price for all destinations in Russia although the typical pricing has separate rates for Moscow and St. Petersburg and a single rate for all other cities in Russia. Prices for the CIS countries usually follow a similar pattern; the major cities have separate rates and then the rest of the particular country is priced at the same rate. All of these countries have separate rates for traffic termination into cellular networks. We have been actively expanding the geographic reach of our network in order to capture these high revenue and margin destinations and have signed several new interconnect agreements in the CIS countries.
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
     Pricing for IP transit services sold to ISPs is either in the form of a flat monthly fee for an IP port or based on the amount of traffic consumed by the ISP. Typically, the larger ISPs will opt for a flat monthly fee for a large port connection to our network while the smaller ISPs prefer to opt for a fee per megabyte of IP traffic sent to their network from our network.

Competition
     For voice services, our main competitors are long distance carriers Rostelecom and MTT, an affiliate of Sistema.
     For data networking services, our main competitors are Equant and TransTelecom. Equant’s data network in Russia is similar to our network, however, their CIS coverage is not as extensive. Therefore, when a customer needs a route including Russia and the CIS, we have a competitive advantage. Equant’s global network gives it access to a wider base of corporate customers, but this advantage is offset, we believe, by the reluctance of Equant’s global competitors such as MCI, British Telecom, Cable&Wireless, Infonet and AT&T to use Equant locally to serve their customers. Thus, to some extent we have access to the corporate clients of MCI, British Telecom, Cable&Wireless, Infonet and AT&T that require connectivity to Russia and the CIS.
     For IP services, our main domestic competitor is TransTelecom. A number of international IP transit providers such as Cable&Wireless and TeliaSonera are also actively selling global IP transit services in Russia. In 2002, we entered into a peering agreement with two other Tier 1 Russian ISPs. According to the terms of this agreement, all Russian ISPs requiring access to these networks pay traffic charges whereas previously all peering was free. As a result, we have been able to earn additional revenue from our infrastructure investments in Russia while improving our competitive position via other IP access providers.
Carrier and Operator Services in Ukraine
     Services and Customers. The Carrier and Operator Services division in Ukraine operates leased DLD/ILD networks and is a provider of local access, international and intercity long distance services in major Ukrainian cities where our switching equipment is located. The network is comprised of our gateway international switching center (“EWSD”) in Kiev, leased international and intercity fiber optic channels, and regional voice and data switches. For local carriers we provide access to highly reliable and advanced telecommunication services, WAN, and broadband Internet in all existing Kiev and regional access points. We provide Internet access services to more than 20 ISPs in Ukraine. National frame relay service is provided to major telecommunication operators and data carriers such as Velton, Teleport SV, and Relcom. International connectivity outside of Ukraine is provided through reciprocal cooperation agreements with international operators such as Cable&Wireless, Telekom Austria, Elisa, and Netia, as well as, UTel’s international networks.
     International and Domestic Long Distance Services. Through our gateway switch in Kiev, we terminate incoming traffic for foreign operators destined for our customers in Kiev, Odessa, Lvov, Dnepropetrovsk, Zaporozhye, Kharkov and most other major metropolitan areas in Ukraine. Our incoming international traffic is also terminated into other operator networks, with whom we have entered into settlement agreements. These other operators are national cellular operator networks like UMC, Kyivstar GSM (“Kyivstar”), Astelit and private local exchange operators directly interconnected to our network and networks belonging to Ukrtelecom. In 2003, we signed amendments to the settlement agreement with Ukrtelecom to allow incoming international traffic termination to Ukrainian PSTNs via Ukrtelecom’s network. In 2004, we also signed a new agreement with UTel for incoming international traffic termination to Ukrainian PSTNs. Outgoing international traffic is routed through our international gateway to international operators using least-cost routing.
     We offer DLD services throughout Ukraine via our own leased channels between major Ukrainian cities as well as through interconnection with UTel and Ukrtelecom. We hold an intercity operator’s license allowing us to offer DLD services directly and are interconnected in major Ukrainian metropolitan areas to facilitate this offering. In September 2003, we signed amendments to our settlement agreements with Ukrainian fixed-line and mobile operators introducing the CPP principle imposed by the changes in the Ukrainian telecommunication law. These agreements and the CPP principle remained in force during 2004 and 2005.
     Customers of the carrier and operator services division of GTU primarily consist of international operators, national fixed-line and cellular operators, as well as numerous ISPs. Our main international partners are Cable&Wireless, Elisa, and Telekom Austria.
     Fixed-line operators include overlay and wireless local loop operators in Kiev and other major cities of Ukraine, alternative regional fixed-line operators and local operators. Velton, Teleport SV and Telesystems are the major fixed-line operators in Ukraine purchasing our international, long distance, and voice services.
     A significant portion of our carrier revenue is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of service are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including UMC and Kyivstar, received international communications licenses. Early in the second quarter of 2005 we suffered a significant decrease in outgoing international traffic from UMC from $1.5 million in the first quarter of 2005 to negligible amounts in the second, third, and fourth quarters of 2005.
Marketing and Pricing
     As a carrier for other telecommunication operators, we offer a more attractive pricing structure for international calls than incumbent operators like Ukrtelecom and UTel. Although price is still the primary factor in the routing decision of the Ukrainian carriers, more of them demand high quality international voice and data wholesale services, making our offerings even more attractive. As a result, our traffic volume continues to increase, especially traffic to international destinations and mobile networks in Ukraine. Our carrier operations are supported by a sales force consisting of three sales managers responsible for sales to domestic carriers and one sales manager responsible for sales to international carriers.
     Despite high termination costs to the PSTN imposed by Ukrtelecom in 2005, we successfully worked with international carriers to increase volumes of incoming international traffic terminated in Ukraine through our network. Also, we utilize VoIP technology to route more international traffic through our network.
     In February 2003, the Ukrainian Parliament overrode the President’s veto and adopted an amendment to the Ukrainian communication law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Simultaneously, state regulated tariffs for calls from the PSTN to mobile networks were introduced allowing operators to receive and share revenue from calls to mobile networks. In order to implement CPP settlements, we amended our agreements with Ukrtelecom, UTel, other fixed-line carriers and Ukrainian cellular operators establishing agreed access rates for the calls between fixed-line and mobile networks. These changes became effective in October 2003 and enabled us to receive a settlement when a fixed line party calls a mobile telephone as well as to receive a portion of revenue when we route calls from mobile to fixed-line networks.
     As a carrier for other ISPs, we offer an attractive pricing structure and we are able to retain our significant market share in this segment. We expect to strengthen our positions in the Ukrainian regions due to close cooperation with Ukrtelecom and Ucomline in these areas. In data services, an increase in market share is expected through the continued sale of international private line connections, international frame relay connections, and provisioning of last mile services in major Ukrainian cities.
Competition
     In Ukraine, the carrier market is dominated by UTel, with Kyivstar, Ucomline, Velton and Optima becoming more competitive. In 2004 several Ukrainian cellular operators received international and intercity communications licenses providing them the possibility to route their traffic through direct interconnection with local and international operators.
     Consumer Internet Services
Services and Customers
     Dial-up Internet Services. We offer dial-up Internet services to consumer markets in Russia, Ukraine, Uzbekistan and Kazakhstan. As of December 31, 2005, we had a subscriber base of 422,480 active subscribers. We provide these services under multiple brands, the most notable being ROL which is our flagship dial-up service. As early as 1995, ROL, which at that time was known as Russia Online, was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. Since that time, ROL has evolved as the only nationwide dial-up ISP in Russia. With over 60 locations, including the major markets in Moscow, St. Petersburg, Kiev and Almaty, we are also the largest ISP in the CIS.
     In addition, the company provides Russian language content based Internet portals covering many topics including Internet search, entertainment, education, computer-gaming and city information specifically for the Russian mass-market. Portals are running under different brands and are being used as a marketing channel for both our existing and future customers. Furthermore, we offer advertising space on our portals along with integrated web services to a variety of customers who require online marketing.
     The consumer dial-up Internet access service has seen decreased utilization rates over the last year as subscribers have decreased the average number of hours spent online from approximately 25 hours to approximately 23 hours per month. This is due to further penetration of the market by competitors, including those offering broadband services in Moscow and St. Petersburg. However, as entry level customers continue to become exposed to the Internet, we expect their usage levels to increase. Growth in our consumer dial-up access business during 2005 was driven by organic growth throughout the covered area. We continued our expansion in the regional areas of Russia as well as in other CIS countries and plan on continuing this strategy throughout the coming year.
     Asymmetric Digital Subscriber Line (“ADSL”) Services. Customers receive local access to our dial-up services throughout the covered areas through capacity acquired by long term local interconnection agreements. Internet backbone and long haul traffic is then provided over our DLD/ILD infrastructure. Currently, ROL has access to multiple gigabit Ethernet fiber optic connections to the domestic networks as well as the equivalent of an STM-4 international connection. ADSL services are offered to customers in Moscow, St. Petersburg, Nizhny Novgorod, Voronezh and Krasnoyarsk

     Customers of our ADSL services are provisioned through long-term agreements with last mile providers. Although we experienced dramatic growth and interest from new customers for this service, the market is still in its infancy in Russia. In general, we are following a strategy of providing ADSL services to our existing customers who need “on-demand-all-the-time” connections.
     Broadband Internet Access. We offer broadband Internet access in selected cities such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, and Sochi. However, with restrictions on our access to unbundled local loop, we are actively exploring alternatives to deliver quality broadband Internet services to consumers at competitive prices in our major markets
     We recently entered into a framework agreement with Nortel to develop up to 5,000 WiFi access nodes in Moscow, with the possibility to increase the number of access nodes as needed. We plan to offer universal indoor and outdoor access to the majority of approximately 3.9 million households in Moscow. The services offered will include VoIP capabilities that will be packaged with our Aport Internet search engine to offer location-based search services. We expect to continue testing of WiFi access nodes in selected areas and anticipate concluding testing during the second quarter of 2006. After the WiFi testing is completed, we will phase-in its customer access plans throughout Moscow.
     Additionally, we have deployed approximately 870 digital subscriber line (“DSL”) nodes outside of Moscow with a combined capacity of 25,260 ports, of which 17,030 are already deployed. We plan to continue development of broadband and DSL in other selected regions.
Marketing and Pricing
     Our dial-up services are offered mostly through prepaid tariff plans. Almost all sales of ROL prepaid tariff plans are made possible through the sale of scratch cards which are distributed through an extensive network of retail outlets in our coverage area. As of December 31, 2005, the ROL distribution network consisted of over 17,000 points of sale (“POS”) throughout our covered area. The multi-tiered distribution channels and the number of POSs have grown substantially during 2005. This growth is related to our marketing efforts to further establish the ROL brand awareness in our primary markets. Furthermore, in regional areas a great deal of emphasis was placed on expansion of our distribution channel to increase availability of our services.
     Tariff plans are offered as Internet access packages with either hourly-based pricing policies or as bulk hour purchases. For prepaid services, customers can purchase scratch cards from a POS or may pay directly through the banking system. For postpaid schemes, which account for less than three percent of sales, customers are invoiced on a monthly basis for hourly usage. Prepaid tariff schemes provide the customer with lower hourly charges than with postpaid tariffs.
     During 2005, the distribution network and POS were extensively used in our marketing plans and we continually improved them as these efforts provide the “closest point” of connection to our customers. These marketing efforts will be further enhanced by our existing customer support approach which provides continuous support for end-users and business hour support for distribution customers. Local access support numbers are provided to customers that connect them directly to our coverage area support center located in Moscow. These calls are carried over our voice network.
     Web advertising and integrated web services are marketed and sold either directly or through agency contracts. In 2005, the Russian Internet advertising market almost doubled in size. However, our Internet portals advertising growth did not keep the same pace as the rest of the Russian Internet advertising market because we focused on our core business and did not invest into our online applications development. In the future, we will consider new Internet media opportunities on a “case by case” basis.
Competition
     Our dial-up services face local competition from Internet dial-up providers affiliated with incumbent city telephone companies. The introduction of ADSL services with consumer oriented prices caused a decrease in ROL’s average revenue per user. In the ADSL market, we compete in Moscow with “Stream” from Comstar and in St. Petersburg with “Web Plus” from a subsidiary of Telecominvest. ROL is still the only nation-wide ISP with uniform products, pricing and brand strategy.
     Mobile Services
Golden Telecom GSM
     We operate a cellular network using GSM-1800 cellular technology in Kiev and Odessa, Ukraine, where our network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM launched cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to an overall decline in our mobile revenues. In 2002, we evaluated alternative strategies for our mobile operations, and refocused our mobile operations as an additional service offered to high-end mass market and business customers. In 2004, we became more active in the prepaid market.

In 2005 we faced aggressive competition both from existing carriers and new market entrants, but our mobile business still remains an important benefit for our corporate wireline clients.
     Amendments to the Ukrainian Communications Law that entered into effect on September 19, 2003, prohibited all telecommunications operators from charging their end-user customers for incoming calls — the CPP principle. State regulated tariffs for calls from the public switched telephone network to mobile networks were also introduced at this time, thus allowing mobile operators to receive a share of revenue from calls to mobile networks. In order to effect CPP settlements on our network, we entered into an interim agreement with Ukrtelecom that assigned a national destination code numbering plan to our mobile customers and reallocated our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as releases direct city numbering capacity for future sale to CLEC customers. Introduction of the national destination code cancelled former numbering plan limitations and made possible further development of our prepaid subscriber base.
Services and Customers
     Mobile Services. We provide two types of mobile services to our clients: a basic service for prepaid calling card clients and an expanded service for subscription clients, including international roaming with 122 operators in 62 countries, and value-added services such as voicemail, call forwarding, conferencing, and a broad range of short message service, or SMS and voice information services.
     Our customers cover a broad spectrum of private and corporate users. Our customer base changed in 2004 due to the rapid growth of prepaid service users. As of December 2005, prepaid subscribers constituted more than half of our subscriber base. The remaining subscriber base was represented primarily by the high-end mass market and business customer segments. During 2005, our subscriber base decreased due to competitive pressures, however, due to aggressive pricing and other conditions introduced by GTU in December 2005, we are expecting growth in both our prepaid and subscription subscribers.
Marketing and Pricing
     Our network has the widest frequency bandwidth allocated to any cellular operator in Kiev, allowing us to deploy a high quality network throughout the city and thus market ourselves as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, we focus on providing a flexible and competitive tariff structure in two target markets. We position our subscription service as an affordable and quality service to private and business users, who have high levels of usage within their home base primary location. In addition, we provide our customers with flexible tariff plans and a variety of basic value-added services.
     Our marketing strategy for prepaid services is based on providing competitive tariffs for mass-market users with low traffic volumes, which resulted in a significant increase in the number of prepaid subscribers during 2004. In March 2004, we introduced a new international tariff plan for prepaid subscribers that further increase of our subscriber base. In August 2005, we introduced new international tariffs for subscription subscribers. Our international and roaming tariffs are still among the most attractive on the Ukrainian mobile market.
     Both prepaid and subscription mobile subscribers can call at low special tariffs on our network, including GTU CLEC numbers, creating a unique pricing proposal on the Ukrainian market.
     Our sales force in Kiev is represented mainly by direct sales representatives, while in Odessa we utilize both direct sales and an alternative retail dealers’ network. Our strategy is focused on maintaining our existing high-end customer base with a gradual increase in the number of customers for more efficient utilization of our network and frequency capacity.
Competition
     The Ukrainian cellular market is highly competitive and dominated by UMC and Kyivstar. Astelit, a new entrant to the Ukrainian mobile market, gained 9% of the market share in 2005. Ukrainian Radio Systems (“URS”) has indicated their intention to gain 10% to 15% of the Ukrainian cellular market. Apart from UMC and Kyivstar, both which have nationwide coverage, Astelit developed a network linking 124 cities and URS connected 600 locations. Both Astelit and URS plan to further invest in network development. As of December 31, 2005, the Ukrainian cellular market reached approximately 30.4 million subscribers with a penetration rate of 64%. UMC and Kyivstar together hold approximately 90% market share.
     In 2005, Ukrtelecom was granted a third-generation (“3G”) mobile license and four other mobile operators have applied for 3G mobile licenses.
     As of December 31, 2005 we had a subscriber base of more than 47,502 customers with average revenue per user of approximately $23 per month, which we believe is the highest average revenue per user level on the Ukrainian mobile market.

     This completes our discussion of our operating divisions. Please refer to note 14 — “Segment Information” of the Audited Financial Statements contained within this document, for the quantitative disclosures for revenues by line of business.
Website Access to Company Filings
     Golden Telecom, Inc. provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on Golden Telecom, Inc.’s website at the following address: http://www.goldentelecom.com. These documents may also be found at the SEC’s website at http://www.sec.gov. Also, copies of Golden Telecom, Inc.’s annual report will be made available, free of charge, upon written request.
Employees
     As of December 31, 2005, we and our consolidated subsidiaries employed a total of 3,646 full-time employees and our ventures employed 120 full-time employees. As of December 31, 2004, we and our consolidated subsidiaries employed a total of 3,395 full-time employees and our ventures employed 120 full-time employees. Included in the number of full-time employees were 13 and 12 expatriates as of December 31, 2005 and 2004, respectively.
     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Our Licenses and Network Facilities
Significant Licenses
     Our subsidiaries hold the following licenses in Russia and Ukraine, which are important to their operations. Renewal applications will be applied for all licenses expiring in 2006.
     Switched Voice Services. In Russia, we hold several licenses for switched services, which expire in various years from 2006 to 2013. One license was issued to Sovintel by the Russian Ministry of Telecommunications and authorizes Sovintel to provide local and intra-zonal telephone services in a number of cities, including Moscow and St. Petersburg. This license expires on March 17, 2008. Other licenses authorize the provision of same services in different regions on the territory of the Russian Federation. They expire in various years from 2006 to 2013. In addition to the foregoing licenses, Sovintel has received new licenses to provide zonal telephone services in all the regions of the Russian Federation, and the Company is currently constructing zonal networks in Moscow, St. Petersburg and other selected regions pursuant to such licenses. On August 2, 1996, our subsidiary, Agency for Business Communications (“ADS”), was issued a ten-year license to provide local and intra-zonal telephone services in Nizhny Novgorod and 16 other cities in the Nizhegorod Region. WestBalt holds a license to provide intra-zonal telephone services in Kaliningrad, which expires on July 28, 2010. Sakhalin Telecom holds a license to provide intra-zonal telephone services in Sakhalin, which expires on June 17, 2010.
     The new Telecommunications Law which came into effect in Russia on January 1, 2004 opened the DLD/ILD markets to competition and contemplates a new three-layer interconnection system effective from January 1, 2006. The new regulation of the market divides the market into licensed local operators, licensed zonal operators, and licensed DLD/ILD operators. On May 31, 2005, Sovintel received a new DLD/ILD license which is valid for seven years. As a condition of its new license, Sovintel is required to construct and place into service its own long distance network covering all 88 regions of Russia. On January 16, 2006, we announced that we completed construction of our FTN in compliance with the Russian telecommunications rules and regulations that came into force on January 1, 2006, and in compliance with our Russian long distance license obtained in 2005.
     The licenses received before the effective date of the new Telecommunications Law continue to be valid until their stated expiration date, to the extent they do not contradict the new legislation. See “Overview of the Legal, Tax and Regulatory Regimes in Russia and Ukraine”.
     In Ukraine, we hold five licenses for the provision of overlay network services, including local, DLD and ILD services, in the name of Golden Telecom LLC Ukraine. One license authorizes the provision of intercity telephone services to all regions of Ukraine and international telephone services in several regions of Ukraine, including Kiev and Odessa. It expires on December 31, 2013. Another license authorizes the provision of local telephone services in several cities, including Kiev and Odessa. This license expires on December 31, 2007. Two more licenses authorize the provision of intercity and local telephone services in several Ukrainian cities. These licenses expire on January 28, 2014 and January 28, 2009, respectively. On October 14, 2005 a license was issued authorizing the provision of international telephone services and the leasing as international circuits which expires on October 13, 2015. Another license for Wi-Fi technology within Kiev region expires on December 3, 2009. In 2005, GTU received two licenses for the provision of wireless telephone services with the right to lease circuits. One license authorizes the provision of local fixed wireless telephone services within several regions of Ukraine, including Kiev, Odessa and Odessa Region, Dnepropetrovsk and Dnepropetrovsk region, and Lvov and Lvov Region. It expires on September 19, 2010. Another license authorizes the provision of local fixed wireless telephone services within Donetsk and Donetsk region, Zaporozhye and Zaporozhye region, and Kharkov and Kharkov region.
     Leased Circuits. Sovintel holds seven licenses to lease circuits in a number of regions of Russia, including Moscow and St. Petersburg which expire on July 15, 2010, July 20, 2010, February 15, 2006, three on July 5, 2006, and October 4, 2006, respectively. On September 8, 2005, ADS was issued a five-year license to lease circuits in the Nizhegorod Region. On April 29, 2005, Samara Telecom was granted a five-year license to lease circuits on the territory of the Samara Region. Sakhalin Telecom holds a license to lease circuits in Sakhalin, which expires July 30, 2010.
     Data Services. Seven licenses to provide data transmission services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through July 15, 2010, July 20, 2010, February 15, 2006, October 4, 2006, August 18, 2008, and two through October 4, 2007, respectively. Our subsidiary, ZAO First Telecommunications Company (“PTK”), was granted a five-year data transmission license for Moscow and the Moscow region. This license expires on May 18, 2006. ADS holds a license to provide data transmission services in the Nizhegorod Region. This license expires on November 8, 2006. Samara Telecom was issued two five-year licenses to provide data transmission services, one of which includes voice transmission, in the Samara Region, which expires on April 29, 2010. On October 18, 2001, WestBalt was issued a five-year license to provide data transmission services in the Kaliningrad Region. Sochitelecom holds a license to provide data transmission services in Sochi, which expires on October 31, 2008.
     Local Access Services. Sovintel was issued a number of licenses to provide local telephone services in a large number of regions including Moscow. These licenses expire in 2006-2013. PTK was issued a license to provide local telephone services to 10,000 subscriber local access lines in Moscow. This license expires on November 10, 2010. On July 19, 1996, Samara Telecom was granted a ten-year license to provide local telephone services in the Samara Region. WestBalt holds three five-year licenses to provide local telephone services in Kaliningrad. These licenses expire on July 10, 2010. Sakhalin Telecom holds a license to provide local telephone services in Sakhalin, which expires July 30, 2010. Sochitelecom holds a license to provide local telephone services in Sochi, which expires November 11, 2009.

Telematics Services. Seven licenses to provide telematics services were issued to Sovintel for a large number of regions including Moscow and St. Petersburg. The licenses are valid through July 15, 2010, July 20, 2010, October 4, 2007, February 15, 2006, October 4, 2006, October 4, 2007, and August 18, 2008, respectively. Our subsidiary, ZAO Cityline (“Cityline”) holds a five-year license to provide telematics services in Moscow and St. Petersburg. This license expires September 19, 2008. PTK was granted a five-year license to provide telematics services for subscribers in Moscow and the Moscow region. This license expires on March 15, 2006. ADS was issued a five-year license to provide telematics services in the Nizhegorod Region. This license expires on November 8, 2006. WestBalt holds a five-year license to provide telematics services in the Kaliningrad Region. This license expires on August 1, 2007. Samara Telecom holds a license to provide telematics services in the Samara Region, which expires on April 29, 2010. Sochitelecom holds a license to provide telematics services in the Sochi region, which expires on May 17, 2010. Sakhalin Telecom holds a license to provide telematics services in Sakhalin, which expires March 3, 2010.
Mobile Services. GTU holds an operating license for mobile services in Kiev and the Kiev region, which expires on December 31, 2007. The associated frequency licenses expire on July 31, 2013, and July 7, 2014. In addition, GTU received a national operating license for provision of GSM-1800 mobile services within the remaining territory of Ukraine valid until January 28, 2009, as well as a frequency license for Odessa and the Odessa region valid until January 19, 2010. GTU also holds a relay license for Kiev and the Kiev region, which expired on January 25, 2005, and for the Odessa region, which expires on August 2, 2015. We have submitted a renewal application for the relay license in Kiev and the Kiev regions, however, license renewals appear to be delayed due to governmental reorganization following the election of President Yuschenko.
Network Facilities
     Our telecommunications networks reflect the licensing regime adopted by the industry regulators in relevant countries and consist of technologically advanced systems designed for businesses and consumers.
     We own the essential elements of the network, including equipment for data and IP services, next generation network technology, switching technology and transmission technology, and either own or lease the network transport elements as well as access to our customers. We also own the necessary support systems to operate our own network, serve our customers and charge for our services.
     Our fully integrated network consists of a number of interconnected networks in the Russian Federation, Ukraine, Kazakhstan and Uzbekistan. Sovintel operates the backbone network in Russia and metropolitan area networks (“MANs”) in Moscow, St. Petersburg and other cities of the Russian Federation. Sovintel cooperates with a number of large joint ventures whose networks are integrated into our network in Russia. Networks in Ukraine, Kazakhstan and Uzbekistan are operated and developed by GTU, SA-Telcom and Buzton, respectively.
     Our network includes 125 cities across Russia and other countries of the CIS which allows us to connect customer offices in distant locations to their corporate networks. Technological solutions and equipment incorporated into our network are constantly being developed.
     We are continuing to review alternative core and access technologies with technology providers, vendors, our partners, and other providers in the Russian Internet market. We are in the process of selecting a new network platform that will provide capabilities for innovative data and voice services, smooth migration of existing technologies to IP-based technologies, convergence of voice and data networks, optimization of capacity usage, and reduction of the time required for new services to be deployed. Our products and services will migrate to a modern high quality network capable of meeting the current and future needs of the market, providing a high level of efficiency and competitiveness.
Russia
Backbone Network
     We use Nortel asynchronous transfer mode Passport technology and IP VPNs based on Cisco and Juniper equipment for our core data network to provide certain international private line circuits and international data transmission services such as asynchronous transfer mode and frame relay and Cisco routers for Internet access.
International backbone
     Our international backbone network is based on a fiber optic cable line leased from Rascom, an equity investee. This fiber optic cable line extends from Moscow to St. Petersburg and across the Russian border to Finland. Additionally, we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm under a ten-year lease agreement signed in February 2000. The lease agreement contains an option to renew to agreement for five years.

Domestic backbone
     We have developed a land and satellite-based regional network to provide DLD and data services in Russia. Our land-based DLD network consists primarily of fiber optic capacity leased from Rostelecom and TransTelecom. We use this land-based network primarily to serve our regional voice, data and Internet businesses. This network, together with our satellite-based network, connects more than 180 different access points across Russia and several other large cities in the CIS.
     We lease domestic fiber optic capacity necessary to implement these service offerings from Rostelecom, TransTelecom, Ukrtelecom, Rascom and TeliaSonera. In addition to our terrestrial network, we also use satellite transmission to offer the same services between Moscow and other major CIS cities such as Almaty, Tashkent, Tbilisi and Baku.
     We have also started construction of our own intercity fiber optic link in cooperation with a major mobile operator to decrease our reliance on leased capacity. We expect that this intercity fiber optic link will be operational by the end of 2006, linking the major cities in the European part of Russia. To date, this intercity fiber optic link has been completed from Moscow to Nizhny Novgorod and from Ufa to Almetyevsk, with other segments under construction.
Satellite
     We also lease capacity on satellite transponders under 5 and 10 year leases. The coverage area of these satellites includes the full territory of Russia and other countries of the CIS. Using these leased satellite transponders, we serve 26 regional earth stations (“RESs”) and more than 130 VSATs stations across Russia and the CIS. These VSATs interconnect with our RESs and central hub in Moscow and with local facilities in the areas where the VSATs are located.
Voice Services
     We constructed an FTN to provide voice services in accordance with our new long distance license. During deployment of the FTN, we installed 4 international toll switches, 7 domestic switches in 7 federal districts of Russia and points of presence in each of the 88 regions of Russia.
     We provide international switched voice, data and IP services in Russia using leased transmission capacity obtained from Rostelecom and TransTelecom within Russia, and international carriers beyond the Russian borders. Similarly, in Ukraine, GTU leases capacity from Ukrtelecom for domestic segments and from international operators for international segments.
     We operate 6 international gateway switches, with 5 of these switches located in Russia and one switch located in Stockholm.
Metropolitan Area Networks
     In Moscow, Kiev, Odessa, St. Petersburg, Nizhny Novgorod, Krasnoyarsk, Vladivostok, Khabarovsk, Voronezh and Samara we operate MANs. In each of these locations, we own or lease local access lines and PBXs, local exchange switches, local numbering capacity, fiber optic transmission rings and a fiber optic backbone. Our facilities in Moscow are fully integrated with our domestic and international networks, as well as with the networks of Rostelecom and MGTS.
Moscow
The Moscow MAN includes the following facilities:
Transport. In Moscow, our MAN has 4,160 kilometers of fiber and 2,112 kilometers of copper cables. In 45 MGTS central offices we have access to copper wire facilities. The copper wire facilities are used when a customer’s requirements do not justify an immediate investment into fiber optic facilities.
Voice. We have access lines supporting more than 300,000 local access numbers in the “495” area code which is the terrestrial code for the Moscow region. Our network connects approximately 5,000 buildings and approximately 3,450 PBXs. Our PBXs are typically located on customer premises to distribute advanced telephony services in those premises to end-users. Our PBXs function as switches that permit users to receive incoming calls, dial any other telephones on the premises that are connected to the PBX, access a line leading to another PBX or access an outside line to the public switched telephone network.
     Our local voice network consists of more than one hundred hub PBXs connected to our fiber optic network, complemented by local and tandem switches. These hub PBXs act as traffic aggregators for our 1,169 PBXs located in customer premises. Our network is connected to major office buildings, hotels, business centers, and factories and is co-located with 82 central offices of MGTS.
     To service the needs of SMBs and small office/home office customers, we use xDSL solutions in Moscow, asymmetrical digital subscriber line (“SDSL”) solutions over the copper wire of the MGTS network, and an ADSL solution. The SDSL technology provides customer with up to 4 telephone lines and a dedicated link to the Internet. We have approximately 3,500 SDSL customers and more than 4,700 ADSL customers in Moscow.
Wireless Local Loop (“WLL”). We provide WLL for customers in locations where a fiber optic network is not available. Our WLL access network covers over 80% of corporate customers’ locations in Moscow.
Data and IP services. We provide local access for our data service offering in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks where our data customers are not otherwise in our network. The steady growth of our MAN has reduced the need for such outsourcing to less than 20%. We have built a Metro Ethernet Network (“MEN”) which provides Internet access, L2 multipoint-to-multipoint VPNs for more than 700 customers and serves as a transport network for many other services.
     We are developing VoIP services for broadband users. The broadband VoIP project will provide customers mobility, self-provisioning services, and on-net and off-net services.
     The hub of our IP network is our Internet Data Center in Moscow. This location has redundant power supplies as well as high-level security and fire systems. The Internet Data Center in Moscow was constructed according to world standards. Both our own equipment and that of our customer’s to whom we provide collocation services are installed in the Internet Data Center in Moscow.
St. Petersburg
     Our St. Petersburg network deploys solutions which are similar to those deployed on our Moscow network. We have constructed approximately 1,850 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network.
     The voice network consists of switches and hub PBXs that are interconnected to the St. Petersburg PSTN through the St. Petersburg City Telephone Network and other PSTN operators. This network has a capacity of 44,000 local numbers and approximately 280 PBXs that are installed on customer premises and within business centers.
     Our St. Petersburg MEN provides Internet access and L2 multipoint-to-multipoint VPNs. We have more then 500 SDSL and ADSL customers in St. Petersburg and are expanding our WLL access network in St. Petersburg.
Nizhny Novgorod
     In Nizhny Novgorod, we have more than 210 kilometers of fiber optic cable. Our voice network in Nizhny Novgorod has a capacity of 32,000 numbers. We also provide Internet and data services. We operate 13 MEN nodes and an ADSL network of 37 nodes.
Voronezh
     In Voronezh, our voice network has a capacity of over 14,000 numbers. Customer access is provided via leased copper pairs and our own constructed lines which have a current length of approximately 70 kilometers of fiber optic cable and 120 kilometers of copper cable. We are also a leading ISP in Voronezh and operate an ADSL access network with approximately 1,000 customer.
Ekaterinburg
     We are a leading ISP in Ekaterinburg with more than 1,000 customers connected via dedicated lines deploying ADSL and MEN technologies. Our backbone network consists of 200 kilometers of fiber optic cable. We are also a leading CLEC in Ekaterinburg with capacity of 4,500 numbers being used. Our Ekaterinburg Data Center offers collocation services to content providers and customers in Ekaterinburg and we have deployed a WLL access network in Ekaterinburg.
Krasnoyarsk
     We currently have capacity of 200,000 telephone numbers in Krasnoyarsk and we are constructing a customer access network. Our backbone fiber optic network has 151 kilometers of fiber optic cable. We have also deployed a radio access network and we expect to expand our presence to other cities in the Krasnoyarsk region through radio access and VoIP development.

Samara
     We operate a leading CLEC in Samara which has an extensive access network including 320 kilometers of fiber optic cable and 300 kilometers of copper cable. Our voice network has an installed capacity of 100,000 numbers. We provide Internet services to approximately 900 customers.
Kaliningrad
     We operate a leading CLEC in Kaliningrad. We have an installed capacity of 100,000 numbers with 30,000 subscribers connected to our copper cable access network. Our fiber optic backbone network consists of 60 kilometers of fiber optic cable. In addition, we offer Internet access in Kaliningrad.
Sakhalin
     We have a fiber optic backbone network in Sakhalin with 60 kilometers of fiber optic cable. We have capacity of 20,000 numbers and provide Internet services, including a wireless network. We also operate our own satellite network for connection to distant locations.
Other Regional Local Networks
     We offer combined voice and data services with access to the local PSTN in 15 different major metropolitan areas in Russia. Depending on the region, we have 400 to 3,000 local lines in service. Last mile access to the customers is normally provided through leased copper or fiber optic cable.
     Dial-up Internet Local Access Network. Sovintel also employs dial-up Internet access servers using more than 17,000 dial-up modem lines in 60 cities in Russia and the CIS, allowing our customers Internet access through a local call. Through these dial-up access servers, we offer local roaming for Internet access, whereby an Internet customer normally residing in Moscow may travel to other regions in Russia and outside Russia, call a local access number and gain access to the Internet.
Commonwealth of Independent States
Ukraine
     GTU has its own network in Ukraine and owns fiber optic cable between Kiev and the western Ukrainian border. GTU is interconnected to international operators’ networks via a point of presence in Frankfurt, operated through a leased STM-4 channel. GTU also leases an STM-4 for transmission between Kiev, Lvov, Dnepropetrovsk, Kharkov, and Odessa to the Russian border.
Kiev
     GTU provides CLEC services through a MAN in Kiev. In Kiev, we have constructed a 300 kilometer fiber optic ring. GTU’s voice network is based on four large switches acting as hubs in Kiev and more than 30 PBXs that are installed within business centers. GTU also provides both copper and fiber optic last mile connections.
Other Regional Local Networks
     We possess other local networks in Kharkov, Dnepropetrovsk, Lvov, Odessa, and Zaporozhye. In these cities, GTU operates a small local SDH network based with the capacity of several thousand local numbers. GTU also operate data, IP and ADSL networks. GTU is also expanding its networks through large-scale construction of copper cable.
Kazakhstan
     In Kazakhstan, our operations are based on a satellite network. We have earth station HUBs installed in 8 major cities which are connected to our Moscow HUB. We also operate 60 VSATs.
Uzbekistan
     We operate a leading CLEC in Uzbekistan. Our core business in Uzbekistan is voice services, however, we offer customers ADSL and dialup Internet access services. We operate a fiber optic backbone network connecting 12 nodes in Tashkent and we lease copper pairs from the local PSTN. We are currently developing our regional presence with switches installed in 11 cities throughout Uzbekistan. We have also deployed radio access networks and we also operate satellite earth stations.

The Environment in Which We Operate
     This section provides an overview of some of the key features of the markets where we operate and derive substantially all of our revenue. These overviews focus on our two largest markets, Russia and Ukraine and include:
•	An overview of the telecommunications markets;

•	An overview of the political and economic environment; and

•	An overview of the legal, tax and regulatory regimes.
Overview of Telecommunications Markets in Russia and Ukraine
     The Telecommunications Market in Russia. Prior to the early 1990s, the public telecommunications network in the former Soviet Union was inefficient, unreliable and underdeveloped relative to the networks in more-developed countries. In the early 1990s, the Russian Ministry of Telecommunications, which had formerly controlled the Soviet telecommunications infrastructure, ceded operational control to a single long distance and international carrier, Rostelecom, and 80 incumbent regional operators, including four independent city networks in Moscow, St. Petersburg and two other cities. The local telcos provide local exchange services for customers within their regions, but since February 2003 they are obligated to provide access to DLD/ILD services. In the incumbent network DLD calls to and from areas outside the local telcos’ service area, as well as ILD calls, are switched through Rostelecom, which interconnects with the local telcos to complete DLD calls and with foreign carriers to complete ILD calls.
     The dissolution of the Soviet Union and the collapse of the centrally planned economy reduced the funding available to the local telcos at a time when demand for telecommunications was increasing. The growth in the Russian telecommunications industry since the early 1990s has been principally driven by businesses in Moscow requiring DLD/ILD voice and data services and by mobile telephony users. The growth in Moscow accelerated as multinational corporations established a presence in the capital and Russian businesses expanded. The formerly state-owned local telcos, however, which generally employed an outdated, dilapidated analog infrastructure, could not support the requirements of high-volume consumers of sophisticated telecommunications services. As a result, the inadequacies of the existing legacy networks constructed during the Soviet era became more apparent. Further, the proceeds received by the Russian government from the privatization of state telecommunications assets were not used for the infrastructure improvements required to meet increased demand. As a result, the Russian Ministry of Telecommunications issued licenses to domestic and foreign funded companies to encourage investment in the telecommunications infrastructure. The licensing structure adopted by the Russian Ministry of Telecommunications directly reflected the areas of the legacy networks in most urgent need of investment. Generally, voice and telephony licenses were issued to provide local access, local exchange, and DLD/ILD services.
     Although it remains subject to certain restrictions, significant progress in privatization of the telecommunications industry in Russia has occurred. At present, virtually all the former state telecommunications enterprises have been privatized and, subject to restrictions, shares of the newly formed joint stock companies have been sold to the public. Also, a significant number of private operators provide a wide variety of telecommunications services pursuant to licenses issued by the Russian Ministry of Telecommunications.
     In September 1995, the Russian government established Svyazinvest as a holding company for the state’s telecommunications assets. Svyazinvest now holds the Russian government’s equity interests in almost all the incumbent local telcos, as well as Rostelecom. In July 1997, a 25% plus one share interest in Svyazinvest was sold to a private consortium, Mustcom Limited, for approximately $1.9 billion. In 2000, the government announced a plan to restructure and consolidate Svyazinvest’s holdings and in 2002 the reorganization was completed by merging almost all regional incumbent operators into 7 large interregional companies. Privatization of Svyazinvest may occur in 2006. Svyazinvest currently owns controlling voting interests in all 7 interregional companies and Rostelecom and owns substantial equity interests in other local telcos, including MGTS.
     On June 7, 2003, President Putin signed a new Law on Telecommunications which came into effect on January 1, 2004. The Telecommunications Law clarifies areas, which were poorly defined, such as interconnect and licensing arrangements, however, certain supporting regulations for the Telecommunications Law have not been passed. See “Corporate History and Development” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of the Telecommunications Law on our business, a discussion of our new DLD/ILD license and the creation of our own FTN designed to satisfy the requirements of our new license and new numbering capacity and interconnect rules.
     The Telecommunications Law introduced the concept of the USF. All telecommunications companies are expected to contribute to the USF which is designed to support the development of telecommunications infrastructure which is deemed to be economically unviable but socially necessary. We are currently paying to the USF 1.2% of the difference between our total revenue from telecommunication services and revenue from interconnection and traffic transmission services. The legislation requiring that this payment be made is subject to revision during 2006 due to a ruling by the Constitutional Court of the Russian Federation. However, we do not anticipate that this cost to our business will be removed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of legislation related to USF charges.
     Under the Telecommunications Law, interconnect regulation becomes, in theory, more transparent. The Telecommunications Law states that any telecommunications operator which has a significant presence in a given market must provide interconnect arrangements to all operators. This section of the Telecommunications Law is designed to eliminate the discrimination which is experienced by telecommunications operators when attempting to interconnect with regional incumbents.
     In 2005, Vimpelcom, our largest customer, has applied for telecommunication licenses for DLD/ILD calls. If Vimpelcom is successful in obtaining it and in complying with all the requirements for new licenses, we may lose part or all of Vimpelcom traffic through our facilities.
     At the end of 2005, the Russian Federal Tariff Service adopted rules with regard to tariffs payable by all of long-distance operators. Such tariffs should be paid by operators for every minute of long distance calls to Svyazinvest. This will require all long-distance operators to subsidize the local and zonal network of Svyazinvest, which may affect competition in this market.
     Additionally, on March 4, 2006 the Russian President signed amendments to the Telecommunications Law that would introduce CPP Rules. Effective July 1, 2006, under the CPP Rules all incoming calls, on fixed-line and mobile lines, in Russia will be free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Currently, subscribers of fixed-line telephones do not pay for incoming calls and therefore the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules will impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
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
     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the Ukrainian incumbent public operator, was considered crucial for raising funds for the state in 2004, several changes in priorities and political positioning have resulted in further delay. The Ukrainian government, appointed in 2005, has not sold any part of Ukrtelecom in 2005. To date, only about 7% of Ukrtelecom has been privatized to employees and managers.
     Since August 2004, the Ministry of Transport and Telecommunications was the regulatory body that oversaw the Ukrainian telecommunications industry. The Ministry of Transport and Telecommunications was responsible for licensing, and setting tariff regulations. As of January 2005, National Commission of Telecommunications Regulation received the abovementioned functions. Tariffs for local calls and calls between and within regions are set at levels below those which would prevail in a deregulated market. Inter-operator tariffs, however, are often set at levels which challenge the ability of competing operators to effectively position themselves against the monopoly operator.
     Ukrtelecom is the main provider of telecommunications services in Ukraine. UTel, a branch of Ukrtelecom since 2004, is the dominant national and long distance operator. Ukrtelecom is a joint stock company owned 93% by the State Property Fund with 31 branches, 27 of which represent the company in each region of Ukraine. Ukrtelecom holds national transmission networks, along with broadcasting, research and satellite assets. Ukrtelecom also owns shares in five other Ukrainian telecommunication companies.
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
Overview of the Political and Economic Environments in Russia and Ukraine
     Russia’s Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and a judicial branch, which is still underdeveloped. Boris Yeltsin was elected to a second term as President in July 1996 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Boris Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000. On March 14, 2004, Vladimir Putin was elected to a second presidential term. The next federal Duma election will be held at the end of 2007 and the next presidential election will be held in 2008.
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
Russia’s Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble’s value declined substantially below the 9.50 rubles per USD floor set on that date, but in the last year has settled in the range of 27.46 to 29.00 rubles per USD, with the rate being 28.78 rubles per USD on December 31, 2005. World oil prices have contributed to the recent strength of the ruble. It is estimated that there will be a $51.0 billion trade surplus in 2006 and a gross domestic product (“GDP”) increase of 6% in 2006 as compared to 2005. According to government figures, inflation has come under relative control since the 1998 crisis with annual inflation numbers of 12% for the year 2003, 12% for the year 2004 and 11% for the year 2005. The Central Bank of Russia increased the amount of its net gold and hard currency reserves from $124.5 billion available at the end of 2004 to $182.2 billion at the end of December 2005. The Stabilization Fund of Russia was $18.8 billion as of December 31, 2004 and $43.0 billion as of December 31, 2005. These positive economic indicators must be considered in the context of Russia’s status as a major exporter of oil and other natural resources. Any decline in world oil prices could negatively impact the value of the ruble and the continued development of Russia’s economy.
     Ukraine’s Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine’s first President, Leonid Kravchuk, led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kuchma succeeded him. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five-year term in November 1999. On January 10, 2005 Victor Yuschenko was declared the President after a divisive presidential election against Victor Yanukovich.
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
     Preceding the third round of the presidential election on December 8, 2004, the Ukrainian Parliament (“Verkhovna Rada”) adopted a draft law on amendments to the Ukrainian Constitution that, to some extent, reduce presidential powers. These amendments to the Ukrainian Constitution took effect on January 1, 2006. Under the amendments, the Verkhovna Rada will form a new Cabinet of Ministers following the Verkhovna Rada elections in March 2006. Additionally, the Verkhovna Rada increased the term of the their authority from four to five years.
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
       Ukraine’s Economic Environment. In September 1996, a new currency, the hryvna, was introduced, replacing the temporary Karbovanets, or coupons, that were in circulation following the country’s independence from the Soviet Union. The National Bank of Ukraine, the nation’s central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from the Parliament. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. In 2005, the hryvna strengthened, moving from 5.30 per USD at December 31, 2004 to 5.05 at December 31, 2005. The National Bank of Ukraine increased the amount of its net gold and hard currency reserves from $9.5 billion available at the end of 2004 to $19.4 billion at end of

December 2005. Nevertheless, Ukraine experienced 2% real GDP growth in 2005 compared to 12% growth in 2004. The inflation rate was 8% for the year 2003, 12% for the year 2004 and 10% for the year 2005.
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
     Historically, taxes payable by Russian companies have been numerous and substantial. These include taxes on profits, assets and payroll, and value-added tax (“VAT”). The recently enacted Tax Code represents an attempt to rationalize the federal tax system. For example, from January 1, 2003, under the new Tax Code, taxes calculated on the basis of gross revenue have been abolished. The maximum unified payroll tax rate decreased from 38.5% to 35.6% in 2001, and to 26% in 2005. From January 1, 2002, the rate of corporate profit tax decreased from 35% to 24%. From January 1, 2004, the VAT rate decreased from 20% to 18%.
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
     In addition, the new Tax Code authorizes Russia’s regional legislative authorities to impose a local tax on the sale of goods and services on their territories. A number of such subdivisions have exercised this authority, including Moscow and St. Petersburg which have each established a local sales tax rate of 5 percent. This local tax on the sale of goods was abolished from January 1, 2004.
     Pursuant to the Telecommunications Law and subsequent governmental decrees, the Russian Ministry of Telecommunications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory organs, with the Russian Ministry of Telecommunications exercising responsibility over supervising the other communications regulatory organs. Rossvyaznadzor, which is now a department of the Russian Ministry of Telecommunications, is empowered to issue licenses and certain permits required for network operation and for the importation and use of telecommunications equipment. Rossvyaznadzor conducts periodic inspections to determine an operator’s compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to suspend a license, or in the case of continued non-compliance, to initiate court proceedings for the revocation of a license. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.

     The State Commission for Radio Frequencies, or GKRCh, is responsible for administering the utilization of the radio spectrum. This government agency assigns and oversees the operation of radio frequencies.
     Legislation and normative acts specific to the telecommunications industry provide the regulatory framework that guides our operations. The new Telecommunications Law came into effect in Russia on January 1, 2004, however, some of the supporting regulations have not been enacted. See “Corporate History and Development” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of the Telecommunications Law on our business, a discussion of our new DLD/ILD license and the creation of our own FTN designed to satisfy the requirements of our new license and new numbering capacity and interconnect rules.
     The Telecommunications Law also sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.
     The Telecommunications Law also introduces the “significant operator” concept. Significant operators are defined as those companies which generate either more than 25% of traffic or possess more than 25% of the local numbering capacity. Significant operators may not refuse to provide interconnect services, and interconnect rates should be public and equal for all operators. This change should make it more difficult for regional operators to discriminate against competitors in order to protect their own operations.
     It can be difficult and expensive to comply with applicable Russian telecommunications regulations. Telecommunications in Russia is confidential and may only be intercepted pursuant to court order. Nevertheless, we are subject to SORM, the Russian acronym for the surveillance system operated partly by the Federal Security Service, a government agency that is responsible for electronic surveillance. SORM requires telecommunications networks to facilitate monitoring of electronic traffic. Many operators and commentators consider that SORM, as applied, is inconsistent with the privacy provisions of the Russian constitution. Full compliance with SORM may be expensive, burdensome and unconstitutional, yet noncompliance with SORM may lead to the administration of fines, penalties or the revocation of our operating licenses.
     Ukraine’s Legal, Tax, and Regulatory Regime. A primary contributor to the relatively slow pace of reform in Ukraine has been the absence of a coherent and enforceable legal framework to facilitate widespread privatization of government assets. As an example, the privatization of Ukrtelecom has been repeatedly delayed because of the absence of key laws required to enable such privatization.
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
     The regulatory framework governing the telecommunications industry in Ukraine has improved significantly after the new law “On Telecommunications” came into force on December 23, 2003. The new law sets forth the general principles for telecommunications activities, networks and services, including the relationships between operators and customers. The new law provides for the creation of two new executive bodies – the Central Executive Authority in the Communication Sector (“CEACS”) and the National Commission for Communication Regulation (“NCCR”) to replace the former State Committee for Telecommunications.
     CEACS retains mostly administrative functions in the telecommunications industry in Ukraine. CEACS develops draft telecommunications laws and other legal documents, defines and monitors quality standards in telecommunications services. NCCR retains regulatory functions in telecommunications and radio-frequency utilization. It is also the central executive body with special status subordinated to the President of Ukraine. NCCR supervises the observance of telecommunications law and quality control of telecommunication services. NCCR assigns numbering capacity, grant licenses, registers services in the telecommunication sector, provides tariff regulation, and applies sanctions to those that violate telecommunication laws.

     In February 2003, the Ukrainian Parliament adopted an amendment to the law “On Telecommunications” prohibiting all telecommunications operators from charging their end-user customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Additionally, on May 14, 2004 a special Order regulating settlements between fixed, fixed wireless and mobile operators was adopted by the State Committee for Telecommunications of Ukraine.
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
     On June 24, 2004 the Verkhovna Rada adopted amendments to the law “On Radio Frequency Resource” determining the procedure of granting frequency licenses and permits for the use of radio-electronic and emissive facilities, and for frequency distribution. On August 19, 2005 NCCR adopted new Licensing Conditions for Radio Frequency Resource use. They came into force on October 30, 2005.
     Pursuant to the law “On Telecommunications”, new Licensing Conditions for fixed line telecommunications were adopted by the State Committee for Telecommunications on June 17, 2004 and came into force on August 16, 2004. Licensing Conditions regulating provision of mobile services and communication channels were developed and adopted in 2005.
     The Ukrainian Cabinet of Ministers also adopted rules, effective January 1, 2005, establishing the necessary payments for obtaining numbering capacity.
     Amendments to the Law “On levy on obligatory state pension insurance”, effective August 1, 2005, increase the pension levy rate on mobile services from 6% to 7.5%.
     On August 5, 2005 NCCR adopted new Regulations for the state regulation of numbering capacity. These Regulations determine the process of allocating and revoking numbering capacity and principles of numbering capacity utilization by the operators. The Regulations came into effect since September 23, 2005.
     On August 9, 2005, the Ukrainian Cabinet of Ministers adopted the Rules regulating the provision and receiving of telecommunication services. The Rules determine the main requirements for the provision of all telecommunication services (fixed and mobile telephone services, Internet, data transmission, circuits lease), rights and obligations of operators and subscribers, and the settlements process between operators and subscribers.
     A new law “On Individual Income Taxation” came into force on January 1, 2004. The law sets the unified tax rate for personal income at 13% until December 31, 2006, and 15% from January 1, 2007.

ITEM 1A. Risk Factors
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
There is a volatile political situation in Ukraine which may negatively impact our business
     Historically, political and governmental instability has been a feature in Ukraine. The relationship between various state authorities, Ukrainian government policies and the political leaders who formulate and implement such policies is subject to rapid change. In January 2005 Victor Yuschenko became president of Ukraine in a very divisive election. It is unclear whether and in what way current domestic and external policy will continue to change under President Yuschenko’s administration. Constitutional reform that became a point of consensus at the height of the Orange Revolution came into force on January 1, 2006. The reform passes more power to the legislative body by allowing it to form a Government except for the Defense Minister and the Minister for Foreign Affairs whose appointment remains at the President’s discretion. Results of the reform will become clear when a new Parliament is formed as a result of the elections scheduled for March 26, 2006. Major changes in the political climate in Ukraine, in particular any changes affecting the stability of the Ukrainian government, reforms, privatization, industrial restructuring or administrative reform, could materially effect our operations.
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
     Recently, the Russian economy has experienced positive trends, such as the increase in the gross domestic product, a relatively stable ruble, strong domestic demand, rising real wages and a reduced rate of inflation, however, these trends may not continue or may be abruptly reversed.
     During the first decade of its independence Ukraine had been dependent on the receipt of financial assistance from several foreign governments and international organizations, including the International Monetary Fund (“IMF”) and the World Bank. In 2000, faced with a liquidity crisis on its external debt payments, the Ukrainian government undertook a comprehensive debt restructuring exercise that enabled Ukraine to meet its external debt obligations.
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

The currency control system of Russia and Ukraine could adversely affect our ability to convert rubles and hryvna’s to hard currency and manage cash flows
     The ruble and hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to protect ourselves against devaluation by converting to other currencies is significantly limited. Within Russia and Ukraine, our ability to convert rubles and hryvna, respectively, into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. In Ukraine, companies are allowed to keep balances in foreign currencies earned from export activities. Therefore, the liquidity can be supported through synchronization of in- and outflows denominated in the same currency. We manage intercompany liquidity through intercompany loans to our subsidiaries. Under Russian restated currency law, loans to residents may be subject to reserve requirements. Likewise, such reserve requirements may be introduced for the purchases of currency by Russian residents. Such reserve requirements, if they become applicable to us, may adversely affect our operations. If there are changes to the currency control systems in Russia and Ukraine, our ability to manage our liquidity position and our currency risk may be adversely affected.
The Russian banking and financial system remains underdeveloped, and another banking crisis could place liquidity constraints on our business and adversely affect our financial condition
     Russia’s banking and other financial systems are not well developed or regulated, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent applications. Most Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms.
     As a result, the banking sector remains subject to periodic instability. Most recently, in May 2004, the Central Bank of Russia withdrew the banking license of Sodbusinessbank for violating anti-money laundering laws. This event, together with rumors of possible withdrawals of licenses of other banks, led to the destabilization of the Russian interbank loan market in June 2004, which in turn resulted in a temporary broader loss of confidence in the Russian banking system. The loss of confidence resulted in a large number of depositors withdrawing their bank deposits, causing temporary liquidity problems throughout the whole banking system, as a result of which several Russian banks limited or suspended their operations. The Central Bank of Russia undertook a number of steps towards stabilizing the banking sector, such as reducing the reserve requirements and expanding governmental deposit guarantees, and the Russian banking sector has since stabilized. However, another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, could result in the loss of our deposits or adversely affect our ability to complete banking transactions in Russia, which could have an adverse effect on our business and operations.
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
     A new Telecommunications Law came into effect in Russia on January 1, 2004. However, some of the supporting regulations have not been enacted. Until such time as supporting regulations for the Telecommunications Law are enacted, we cannot predict with any certainty how the Telecommunications Law will affect us. See “Our Licenses and Network Facilities” for a discussion of the effect of the Telecommunications Law on our business and our new DLD/ILD license and the creation of our own FTN designed to satisfy the requirements of our new license.

Given the absence of the regulations there is uncertainty with regard to tariffs for connection and transit of traffic for dominant operators. The level of these tariffs will directly affect the cost of our business as well as the fees for our services for connection and traffic transit. We, therefore, may not be in compliance with the conditions of our new license until we obtain and promulgate our network codes. We are currently able to provide DLD/ILD services under our prior existing licenses. The Russian Ministry of Telecommunications may increase the regulation of our operations and, until such time as appropriate regulations consistent with the Telecommunications Law are promulgated, there will be a period of confusion and ambiguity as regulators interpret the legislation. It is expected that representatives from the Russian Ministry of Telecommunications will conduct consultations with the significant operators in March 2006. However, such confusion adversely affects the functioning of our business and potentially creates claims that we are not in compliance with the new regulations, effective from January 1, 2006.
     Recently, the Russian government has issued implementing acts under the Telecommunications Law, excluding telematics services altogether from the list of permitted services. However, it is not yet clear how these regulations would be implemented. Thus, uncertainty related to the Telecommunications Law continues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of the Telecommunications Law on our business and new numbering capacity and interconnect rules.
Any changes in regulations, costs or confusion from the Telecommunications Law may affect our business
     Recently adopted regulations show that the telecommunications business is phasing in substantial changes. For example, new regulations provide that operators providing zonal services within the same geographical area code should have their own zonal networks within such zone. We may not be in full compliance with these new regulations.
     Recently adopted regulations will prevent mobile operators from using local area codes, which may result in us losing part of the traffic from mobile operators. We cannot predict how much time it will take to fully implement these changes and such changes will largely depend on regulatory agencies. Any changes in regulations could cause our business to suffer.
The Telecommunications Law and regulations provide scope for the incumbent operators to raise access costs
      The Telecommunications Law and regulations do not contain provisions for state regulation of access to communication facilities and the lease of long distance channels. Some of our suppliers of telecommunications services have raised their charges with us and we may experience more such cost increases in the future. In the event that we decide to challenge such actions of our suppliers through the appropriate Russian government ministries or courts, we cannot predict whether we will be successful in such challenge. In addition to that, the Interconnection Rules do not contain provisions for state regulations of interconnect costs charged by non-dominant operators. Effective January 1, 2006, one of our suppliers introduced charges for incoming calls from our customers on dial-up Internet access numbers. Introduction of similar charges by all non-dominant operators could materially affect our dial-up Internet operations. We are examining this situation and evaluating potential legal recourse.
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
Special fees and taxes levied against telecommunications operators could adversely affect our results of operations
     From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the telecommunications industry. The provisions of the Telecommunications Law require that all Russian operators, including fixed-line operators, pay a portion of their revenues to the Universal Service Fund, which was established to support the provision of universal, multipurpose telecommunications services throughout the Russian Federation. The Universal Service Fund has been operating since 2005. The Telecommunications Law states that it will be funded by telecommunications service providers in an amount determined by the Russian government. These or other similar industry-specific pieces of legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.
     Under new regulations, the Ukrainian regulatory agency may require licensees to pay similar annual amounts into local network development. If the additional amounts required will be substantial, we cannot predict whether the financial burden associated with compliance may be so burdensome as to cause a deterioration of our financial results. Moreover, in 2004 the State Committee on Telecommunications of Ukraine established new license conditions, which came into force on August 16, 2004. Under these conditions, any reissue of existing fixed-voice licenses, even related to the change of a licensee’s legal address, may require payment of the full license fee. At present we cannot estimate how significantly these changes may impact our operations in Ukraine.
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
     The tax regime in Russia has become less predictable following the recent cases involving Yukos and Vimpelcom. In addition, following recent ruling of the Constitutional Court regarding VAT, the tax authorities may be able to re-qualify the tax treatment of certain transactions using subjective criteria such as the intent or purpose of a transaction which creates further ambiguity in application of the tax laws.
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
Russian and Ukrainian laws may expose us to liability for actions taken by our subsidiaries or venture entities
Under Russian law, we may be jointly and severally liable for any obligations of a subsidiary or venture entity under a transaction if:
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

The implementation of Ukraine’s new Civil and Commercial Codes may cause instability of Ukrainian business legal enviroment
     In January 2003, a new Civil Code was enacted by the Ukrainian Parliament which sets forth new regulations in the areas of property law, copyright, industrial ownership and trademarks and replaces the existing Civil Code adopted in 1963. Also in January 2003, the Parliament enacted a new Commercial Code which is intended to provide legal guidelines for economic activities and relationships in the market, by regulating the use of natural resources, the rights of industrial ownership and the use of securities and by defining the insurance, banking and auditing procedures. However, the documents contain controversial and often overlapping provisions. Until such time as a regulatory practice for interpretation of the new legislation is established and appropriate sub-legislation consistent with the new Codes is promulgated, their may be a period of confusion and ambiguity. Such confusion and ambiguity may materially adversely affect the Ukrainian market and negatively impact functioning of our business.
Risks Associated with Our Business
We may encounter difficulties expanding and operating our business, including the integration of acquired companies
     We have experienced significant growth as a result of acquisitions and expect such growth to continue. As we grow, it will become increasingly difficult and more costly to manage our business.
     Acquisition transactions are accompanied by a number of risks, including risks related to:
▪	The consolidation of the operations and personnel of the acquired companies;

▪	The potential disruption of our ongoing business and distraction of management;

▪	The introduction of acquired technology content or rights into our products and unanticipated expenses related to such integration;

▪	The potential negative impact on reported earnings;

▪	The possibility that revenues from acquired businesses and other synergies may not materialize as anticipated;

▪	The deterioration of relationships with employees and customers as a result of any integration of new management personnel; and

▪	Contingent liabilities associated with acquired businesses, especially in the markets where we operate.
     We may not be successful in addressing these risks or any other problems encountered in connection with our completed and future acquisitions and our operating results may suffer as a result of any failure to integrate these businesses with our existing operations.
     In addition, we may encounter difficulties in building our networks with respect to:
▪	Delivering services that are technically and economically feasible;

▪	Financing increases in the regional network construction and development area;

▪	Obtaining in a timely manner and maintaining licenses, permissions to operate telecommunications equipment, frequency allocations and other governmental permissions sufficient to provide services to our customers;

▪	Marketing our services in a large geographic area to new potential customers;

▪	Obtaining sufficient interconnect arrangements;

▪	Meeting demands of local special interest groups;

▪	Obtaining compliance certificates for our telecommunications equipment in a timely and cost-efficient manner; and

▪	Obtaining adequate supplies of network equipment.
Reorganization of the Russian telecommunications industry may affect our competitive position
     Prior to 2002, Svyazinvest, a government-controlled holding entity, controlled Rostelecom and most of the other principal wire-line venture partners. In 2002, the telecommunications industry was restructured by merging almost all regional incumbent operators into seven inter-regional operating companies. With this consolidation, we may face stronger competition from these new entities.

Further, with the consummation of the Sovintel transaction in 2002, in the future we may not have continued strong commercial relations with Rostelecom, given that they are no longer our partner in Sovintel.
     Further, if Svyazinvest is privatized, which may occur in 2006, it will have a substantial effect on the telecommunications market. The timing for transferring the profit side of the telephone network from long-distance to local service will also depend on the position of any new owner of Svyazinvest. Since Svyazinvest controls the biggest share of the market, any changes in this policy will directly affect the Company’s business.
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
Reorganizations in the Ukrainian telecommunications sector may have strengthened the position of the monopoly incumbent and encouraged unfair competition
     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government’s interests in the telecommunications industry. The Ukrainian government intends to sell up to 49% of Ukrtelecom’s shares in the near future. In anticipation of the privatization of Ukrtelecom, Ukrtelecom has been transferred back from the Ukrainian Telecommunications Committee to the State Property Fund. The new Ukrainian government is preparing Ukrtelecom for privatization in 2006. It is expected that the Ukrainian government will continue to control at least 51% of Ukrtelecom’s shares. This will allow the Ukrainian government to control Ukrtelecom and will afford the Ukrainian government the opportunity to further control the telecommunications industry through Ukrtelecom.
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

Our ability to provide our services is dependent on securing and maintaining interconnection agreements with Rostelecom, Ukrtelecom and other facilities providers
     Our ability to provide telecommunications services depends on our ability to secure and maintain interconnection agreements with Rostelecom, Ukrtelecom and other incumbent owners of networks. Since we do not currently anticipate owning all the facilities we need to operate our networks, we will always rely on the telecommunications networks of other providers to some degree. Interconnection is required to complete calls that originate on our networks but terminate outside our networks, or that originate from outside our networks and terminate on our networks. Our current interconnection agreements with incumbent operators expire in various years between 2006 and 2014. We have experienced substantial increases in interconnection costs with incumbent operators. It is possible that in the future our interconnection agreements may not be renewed or not renewed on a timely basis or on commercially reasonable terms.
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
     In Ukraine, we are, to a great extent, dependent on Ukrtelecom for the provision of leased lines and/or interconnect circuits used to connect our indirect access customers throughout Ukraine as well as to provide access to our network backbone in Russia. A failure by Ukrtelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customer demand on certain routes, could give rise to capacity constraints in our network on certain routes in Ukraine if we are not able to find an alternative circuit’s provider.
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
Russian companies may be required to adopt a plan of liquidation when their net assets are negative
     Under Russian law, in the event the value of a company’s net assets is less than the minimum charter capital allowed by law, such company may be required to adopt a decision to liquidate. Even if the company declines to approve its liquidation, governmental agencies responsible for the State registration of companies, as well as other designated State bodies, for example, the Federal Commission for the Securities Market, are authorized to bring a lawsuit seeking liquidation of the company until the expiration of the relevant statute of limitation. Some of our subsidiaries had in the past negative net asset values which could make them subject to the legal requirement to adopt a plan of liquidation. Any voluntary or forced liquidation could have material adverse effect on our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances
     Most of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of services we provide and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our services. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest in order to upgrade local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our operations. If we experience delays or interruptions in our operations due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our services and move to competing providers. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.
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
     The telecommunications market in Russia has historically been dominated by Svyazinvest, including its subsidiary, Rostelecom, and in Ukraine by Ukrtelecom, both being former state monopoly telecommunications services providers. These companies and other established competitors have significant competitive advantages over us which include:
▪	Greater resources, market presence and network coverage;

▪	Greater brand name recognition, customer loyalty and goodwill;

▪	Control over domestic transmission lines and over access to these lines by other participants; and

▪	Close ties to national and local regulatory authorities which may be reluctant to adopt policies that would give rise to increased competition for Rostelecom or Ukrtelecom.
     Recently, Comstar strengthened its position in the market by receiving approximately $1 billion as a result of its IPO. MGTS is controlled by Comstar. As a result Comstar has an advantage in broadband access and has substantial funds that will probably be directed toward acquisitions of telecommunications businesses in Russia and the CIS.
Our partners are often also our competitors
     Notwithstanding the provisions of the agreements with our venture partners, such partners sometimes compete directly with our ventures. Competition with our venture partners in the same markets may create conflicts of interest and may result in deadlock in management and loss of customers.
     In 2002, we acquired the remaining 50% ownership interest of Sovintel from Rostelecom, the dominant DLD/ILD carrier in Russia. As a result of this transaction, we directly compete with Rostelecom, a formerly Russian state-owned enterprise that previously was our partner in Sovintel. Similarly, most of our regional partners across Russia offer local and long distance services in competition with our local ventures and Sovintel.
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
     In addition, in order to comply with the new regulations effective January 1, 2006, we will enter into service contracts with the local and intra-zonal operators, including Svyazinvest regional companies, to act as our regional agents for the provision of DLD/ILD services. In our operations outside Moscow and St. Petersburg, we will rely on our agents’ billing and information systems to provide information necessary to generate invoices. Thus, from January 1, 2006, we could be subject to risks associated with verification and calculation of volumes of long-distance services provided to end users, invoicing and revenue recognition. The absence in the regulations of a mandatory provision for local and intra-zonal network subscriber information to be shared with long-distance operators represents a substantial potential risk to us. This information could be critical to our ability to properly record traffic transit from subscribers, calculate charges for services rendered, and issue invoices. Amendments to relevant legislation giving operators the right to share the subscriber information without subscribers’ written consent have passed the first reading in the State Duma. However, until these amendments are enacted, our ability to obtain necessary subscriber information to bill and collect revenue could be impeded.
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
We may encounter difficulties in fully complying with applicable laws due to confusion in the laws and legal structures of the countries where we operate
     The application of the laws of any particular country is not always clear or consistent. This is particularly so in Russia, Ukraine and other CIS countries where the legislative drafting has not always kept pace with the demands of the marketplace. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from those in the US and other Western countries. As a result, it is often difficult to ensure that we are in compliance with changing legal requirements. If we, any of our ventures or any of our acquired companies are found to be involved in practices that do not comply with local laws or regulations, then we may be exposed, among other things, to significant fines, the risk of prosecution or the suspension or loss of our licenses, frequency allocations, authorizations or various permissions, any of which could have a material adverse effect on us.
     The Russian Ministry of Telecommunications, the Ukrainian Telecommunications Committee and Russian Rossvyaznadzor regularly check our compliance with the requirements of the applicable legislation and our telecommunications licenses. We use our best efforts to comply with all such requirements. However, we cannot assure you that in the course of future inspections we will not be found to be in violation of the applicable legislation. Any such finding could have a material adverse effect on our operations.
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
Our telecommunications licenses may not be extended or may be suspended or revoked
     Our telecommunications licenses expire in various years from 2006 to 2013. If renewed, our licenses may contain additional obligations, including payment obligations, or may cover reduced service areas. If our telecommunications licenses for provision of local, intercity, interzonal and international telephone services are not renewed, our business could be adversely affected. In addition, new regulations adopted in furtherance of the Telecommunications Law, effective from January 1, 2006, provide that the Russian Ministry of Telecommunications may amend the conditions of the license, which can negatively affect our business by increasing our costs for providing telephone services. Depending on the growth of our business in the other license areas, the failure to have any other particular license renewed could also materially adversely affect our business.
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
     In addition, many of our telecommunications licenses have not been registered with local offices of the Russian Ministry of Telecommunications in the regions where we do not operate our own equipment. Although, the Russian Ministry of Telecommunications has informed us, in many cases only verbally, that we do not need a local registration until we start to operate our equipment in the area, failure to register contradicts the terms of our licenses. We cannot guarantee that the Russian Ministry of Telecommunications will maintain this position and will not take action against us for not registering our telecommunication licenses, which could have a negative impact on our business.
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
     If we fail to obtain renewals or extensions of our frequency allocations for parts of our network based on radio frequencies, which expire on various dates between 2006 and 2008, or if other license holders are granted overlapping frequencies, our business could be adversely affected.
Risks Associated With Our Shareholder Structure
Our significant shareholders have other interests which may conflict with our interests
     One of our significant shareholders, Rostelecom, is one of our direct competitors. Two of our shareholders, Alfa and Telenor, have ownership interests in Vimpelcom and Kyivstar, with whom we have commercial relationships. Although we structure transactions so that they are at “arm’s length”, we cannot assure you that these shareholders will not apply pressure on us to enter into transactions which may not be the most commercially favorable to us.
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
Alfa’s dispute with the Russian Ministry of Telecommunications may adversely affect our business
     It has been widely reported that Alfa is involved in a dispute with the Russian Ministry of Telecommunications regarding Alfa’s ownership interest in the mobile operator Megafon. Should that dispute continue or escalate then the Russian Ministry of Telecommunications may put pressure on Alfa and its holdings. One of Alfa’s other holdings is Vimpelcom, our largest customer. Should the Russian Ministry of Telecommunications apply pressure on us or Vimpelcom, it could have serious adverse effects on our operations and financial results.
Certain disagreements between our shareholders may adversely affect our business
     On November 14, 2005 in response to alleged breaches by Alfa of the provisions of the Vimpelcom Shareholders Agreement, Telenor, commenced an arbitration proceeding against Alfa’s affiliates. On January 26, 2006 Telenor commenced three lawsuits in Moscow against Vimpelcom. On February 8, 2006 Telenor commenced an arbitration proceeding against Alfa in connection with alleged violations of the Shareholders Agreement relating to Kyivstar. At the present time we do not know what impact this dispute between our two largest shareholders may have on our business.
Our significant shareholders have entered into a Shareholders Agreement whereby these shareholders exercise substantial control over our Board of Directors
     In August 2003, our major shareholders entered into a Shareholders Agreement which became effective in December 2003. Although the Shareholders Agreement and other agreements among the shareholders reduce the chance for conflicts of interest, we cannot assure that any conflicts of interest will be resolved in our favor. We cannot assure you that any group of directors will not take any actions that may adversely affect the interests of minority shareholders. Further, if we consummate any future acquisitions, such agreements may be amended or we and our shareholders may enter into new agreements.
Risks Associated With Our Shares of Common Stock
Our ability to pay dividends on our common stock may be limited
     During 2005, our Board of Directors declared four dividends of $0.20 per common share each to shareholders. In February 2006, the Board of Directors declared a dividend of $0.20 per common share each to shareholders of record on March 17, 2006. The Board of Directors reviews our policy on dividends annually. Even if we continue to generate significant cash flows in the future, our Board of Directors may elect to retain earnings for our future development or for other reasons and, consequently, not declare a dividend. Further, if we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends to us which in turn will limit our ability to pay dividends to our shareholders.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
          Major Facilities
     We possess the right to occupy and utilize eight floors, 7,925 square meters, of a building in central Moscow, which houses our call center, customer care center, Information technology, accounting, administrative, marketing and ROL offices for Sovintel. The right to occupy and utilize this space is through leases, which expire between April 2007 and November 2009.
     We possess the right to occupy and utilize four floors, 5,722 square meters, of a building in central Moscow which serves as the principal sales and marketing office for Sovintel and which houses our Representative Office. The right to occupy and utilize this space is through a ten-year lease. This lease expires in August 2012.
     We possess the right to occupy and utilize three floors, 4,025 square meters, of a building in central Moscow, which serves as the principal technical department for Sovintel. The right to occupy and utilize this space is through a one-year lease, which expires in December 2006. In addition, we occupy and utilize four floors, 2,377 square meters, of another building in central Moscow, which also serves the technical department of Sovintel. The right to occupy and utilize this space is through a one-year lease, which expires December 2006.
     We possess the right to occupy and utilize six floors of a building in eastern Moscow, which serve as additional office for the technical department for Sovintel. The right to occupy and utilize the space is through a fifty-five year lease, which expires in 2050.
     We possess the right to occupy and utilize 1,166 square meters, of a building in St. Petersburg. The right to occupy and utilize this space is through a lease, which expires in January 2007. In addition, we possess the right to occupy and utilize 1,110 square meters, of a building in Samara. The right to occupy and utilize this space is through a lease which expires in 2008.
     We own a 5 floor, 2,600 square meters, building in Nizhny Novgorod which serves as the principal office for ADS and we own a 5 floor, 4,432 square meters, building in Krasnoyarsk which serves as the principal office for Krasnoyarsk branch.
     Golden Telecom (Ukraine) occupies office and technical premises located in Kiev under leases which expire in 2006. Additionally they lease a dealer-center and shop premises. Golden Telecom (Ukraine) also occupies an office and technical premises in Odessa under a lease which expires in 2006.
     In Kazakhstan, we possess the right to occupy and utilize two floors, 793.3 square meters, of building in central Almaty which houses SA Telcom under a long-term lease which expires in 2009. In Uzbekistan, we posses the right to occupy and utilize two floor, 650 square meters, of a building in central Tashkent which houses Buzton under a long-term lease which expires in 2013.
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
Item 3. Legal Proceedings
None
Item 4. Submission of Matters to a Vote of Security Holders
None
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     a) Market Information
     Our common stock has traded on the Nasdaq National Market since September 30, 1999 under the symbol “GLDN”. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the Nasdaq National Market.

	High	Low
2004:
First quarter	$36.63	$28.24
Second quarter	35.93	22.77
Third quarter	30.97	23.61
Fourth quarter	31.45	25.94

2005:
First quarter	$30.37	$24.69
Second quarter	30.32	24.82
Third quarter	31.34	27.13
Fourth quarter	31.39	25.40
     b) Holders
     As of March 9, 2006, there were approximately 24 holders of record of our common stock.
     c) Dividends
     During 2004 and 2005, we paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for each year. The Board of Directors reviews our policy on dividends annually. In February 2006, our Board of Directors declared a cash dividend of $0.20 per common share payable on March 31, 2006 to shareholders of record as of March 17, 2006. We believe that we have reached a level of operating profitability that allows for expansion and maintenance capital expenditures to be financed entirely from operational cash flows, and therefore we expect, subject to unexpected changes in our business, that a dividend will continue to be paid in the future.
     d) Recent Sales of Unregistered Securities
     None
     For information regarding securities issued under our equity participation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management – Equity Compensation Plans Information”

Item 6. Selected Financial Data
     The following selected historical consolidated financial data at December 31, 2001, 2002, 2003, 2004 and 2005, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. (the “Company”) which have been audited by Ernst & Young (CIS) Limited and Ernst & Young LLC, independent registered public accounting firms.
     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$140,038	$198,727	$360,534	$583,978	$667,379
Cost of revenues (excluding depreciation and amortization)	63,685	91,189	181,085	300,588	347,532
Gross margin	76,353	107,538	179,449	283,390	319,847
Selling, general and administrative (excluding depreciation and amortization)	48,935	46,147	64,384	112,855	119,890
Depreciation and amortization	41,398	29,961	45,334	74,999	84,015
Impairment charge	31,291	—	—	—	—
Income (loss) from operations	(45,271)	31,430	69,731	95,536	115,942
Equity in earnings of ventures	8,155	4,375	4,687	278	460
Interest income (expense), net	777	(667)	(872)	559	1,677
Foreign currency gain (loss)	(647)	(1,174)	(232)	660	(1,212)
Minority interest	117	527	480	1,506	2,978
Provision for income taxes	1,902	4,627	17,399	30,744	37,816
Net income (loss) before cumulative effect of change in accounting principle	(39,005)	28,810	55,435	64,783	76,073
Cumulative effect of change in accounting principle	—	974	—	—	—
Net income (loss)	(39,005)	29,784	55,435	64,783	76,073
Net income (loss) per share before cumulative effect of change in accounting principle – basic	(1.65)	1.20	1.95	1.79	2.09
Cumulative effect of change in accounting principle	—	0.04	—	—	—
Net income (loss) per share – basic	(1.65)	1.24	1.95	1.79	2.09
Weighted average shares – basic	23,605	24,102	28,468	36,226	36,378
Net income (loss) per share before cumulative effect of change in accounting principle – diluted	(1.65)	1.17	1.90	1.77	2.08
Cumulative effect of change in accounting principle	—	0.04	—	—	—
Net income (loss) per share – diluted	(1.65)	1.21	1.90	1.77	2.08
Weighted average shares — diluted	23,605	24,517	29,107	36,553	36,605
Cash dividends per common share	—	—	—	0.80	0.80

	At December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,404	$59,625	$65,180	$53,699	$67,176
Investments available for sale	8,976	—	—	—	—
Property and equipment, net	98,590	166,121	283,110	347,891	407,907
Investments in and advances to ventures	45,981	721	251	742	10,889
Goodwill and intangible assets, net	57,146	127,669	248,843	247,570	243,129
Total assets	300,384	435,810	729,226	805,768	882,211
Long-term debt, including long-term capital lease obligations	10,733	29,732	3,963	1,738	2,367
Minority interest	5,967	2,187	2,722	11,738	19,693
Shareholders’ equity	224,892	311,506	584,279	626,381	675,103
     Refer to Note 5 to the Consolidated Financial Statements for descriptions of recent acquisitions that impact the comparability of financial information. Other less recent business combinations and information not disclosed in the footnotes were as follows:
     In June 2001, the Company acquired Internet service provider (“ISP”) ZAO Cityline (“Cityline”), 51% of ISP OOO Uralrelcom (“Uralrelcom”) and infrastructure company ZAO First Telecommunications Company (“PTK”) for cash consideration of approximately $29.0 million, including $6.0 million that was held in escrow.
     In September 2001, the Company acquired 51% of Agency for Business Communications (“ADS”), a competitive local exchange carrier operating primarily in Nizhny Novgorod, for cash consideration of approximately $2.9 million. The impact of this acquisition was not material.
     The results of operations of Cityline, Uralrelcom and PTK have been included in the Company’s consolidated operations since June 1, 2001. The results of operations of ADS have been included in the Company’s consolidated operations since September 1, 2001.
     In August 2002, the Company acquired approximately 31% of Golden Telecom (Ukraine) (“GTU”) for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability, net of $0.3 million discount, determined at the rate of 6.11%. The acquisition was accounted for as a purchase business combination under US GAAP. The Company has recorded approximately $1.8 million of contract-based customer relationship intangible assets that will be amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.
     In September 2002, subsidiaries of the Company completed the acquisition of 50% of EDN Sovintel LLC (“Sovintel”) that the Company did not own from OAO Rostelecom (“Rostelecom”), pursuant to an Ownership Interest Purchase Agreement, dated March 13, 2002, by and among subsidiaries of the Company and Rostelecom, bringing the Company’s ownership in Sovintel to 100%. The total purchase price of approximately $113.1 million consisted of approximately $50.7 million in the Company’s common stock, representing 4,024,067 shares, $10.0 million in cash consideration, $46.0 million in promissory note consideration, and direct transaction costs of approximately $7.1 million, including an investment banking fee of approximately $3.3 million paid to an affiliate of Alfa Group Consortium, a shareholder of the Company. Sovintel provides worldwide communications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia. The Company began consolidating the results of operations of Sovintel on September 17, 2002.
     In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 141 and SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002.
     In the third quarter of 2004, management determined that the Company has been inadvertently carrying accruals for estimated taxes, other than income taxes. Management concluded these accruals for estimated taxes should have been considered unnecessary and reversed prior to January 1, 2000. The net effect of the correction of this non-cash error was to reduce current liabilities and non-current liabilities by $2.0 million each with an offsetting decrease to accumulated deficit of $4.0 million in 2001 through 2004. This adjustment had no effect on the reported results of operations in any of the periods presented.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the years ended December 31, 2003, 2004, and 2005. This discussion should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and intercity fiber optic and satellite-based networks, including approximately 259 access points in Russia and other countries of the CIS. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services (“BCS”). Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine.
     Most of our revenue is derived from high-volume business customers and carriers. Our business customers include large multi-national companies, local enterprises, financial institutions, hotels and government agencies. We also believe that carriers derive a portion of their business from high-volume business customers. Thus, we believe that the majority of our ultimate end-users are businesses that require access to highly reliable and advanced telecommunications facilities to sustain their operations.
     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. In the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) — ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices, which are mostly set in USD. The ruble exchange rate with the USD has become relatively stable since early 2000 and has slightly appreciated during the three year period ending December 31, 2005, so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.
     In 2005, we continued to experience growth in our main lines of business and to benefit from strong macro-economic growth in the markets where we operate. We successfully implemented our Federal Transit Network (“FTN”) in 2005 to comply with the new laws and regulations on intercity long distance services that came into effect on January 1, 2006. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.

Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control. Our recent acquisitions have enabled us to realize new opportunities in major cities in the Russian regions by increasing our customer base, increasing our access to critical infrastructure including such as last mile, and furthering our consumer broadband strategy in Moscow, St. Petersburg, and other cities in Russia. Described below are our acquisitions occurring in 2004 and 2005. Refer to note 5 in the financial statements included in Item 8 of this report for more details about acquisitions occurring in 2003, 2004, and 2005.
     In February 2004, we completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDING”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia, from ZAO SMARTS and individual owners for cash consideration of approximately $4.8 million in cash.
     In April 2004, we completed the acquisition of 100% of the common shares in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia, for cash consideration of approximately $7.2 million.
     In April 2004, we completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that we did not own for cash consideration of approximately $1.0 million.
     In May 2004, we completed the acquisition of 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan, for cash consideration of approximately $3.0 million.
     In March 2005, we completed the acquisition of 75% ownership interest in OOO Dicom (“Dicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with this acquisition, we entered into a participants’ agreement which provided the seller with a put option that, if exercised, would require us to purchase the seller’s 25% interest at fair market value. The participants’ agreement provided us with a call option that, if exercised, would require the seller to sell after February 1, 2008, its 25% interest in Dicom at any time beginning after February 1, 2008, if Dicom’s valuation exceeds targeted levels by February 1, 2008.
     In September 2005, we completed the acquisition of 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for approximately $5.0 million in cash. As a result of this acquisition and combined with our previous ownership interest, we now own 83% of Sakhalin Telecom.
     In October 2005, we completed the acquisition of 100% of Antel Rascom Ltd., a British Virgin Islands company that owns a 49% interest in ZAO Rascom (“Rascom”), for $10 million in cash. In November 2005, Antel Rascom Ltd., our wholly owned subsidiary, acquired an additional 5% of Rascom for $1.1 million in cash, raising our total ownership interest to 54%. Although we now have a majority voting interest, we account for Rascom using the equity method due to certain participating rights of minority shareholders. Rascom has infrastructure and facilities in the Moscow and St. Petersburg regions and elsewhere in northwest Russia.
     In October 2005, we completed the acquisition of 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia for a total purchase price of $3.0 million consisting of cash consideration of $2.1 million and $0.9 million, currently recorded as a liability, to be settled in cash upon the satisfactory achievement of certain conditions.
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
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $2.6 million in Russian Federation USF charges for May through December 2005. However, on February 28, 2006, the Constitutional Court of the Russian

Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the government. We continue to have regular dialogue about these current regulatory issues with the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”).
     On May 31, 2005, we received a DLD/ILD license in Russia valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our FTN was complete in compliance with the Telecommunications Law and our DLD/ILD license. To date, we are one of two alternative operators who have complied with these requirements. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. Although construction of the 88 connection points has been completed, we are awaiting formal commissioning by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks. Additionally, we learned informally on March 3, 2006, that codes of access to our long distance services that are part of the approval to operate our FTN were granted. The access codes for customers to access our services are to be “56” for our ILD service and “51” for our DLD service. According to remarks made by the Russian Minister of Telecommunications, we are currently one of only two alternative operators which have begun active work under new the DLD/ILD licenses. Procedurally, once the Ministry of Justice of the Russian Federation has registered the order of the Russian Minister of Telecommunications to grant FTN access codes to us, that decision will officially be published. Registration by the Ministry of Justice is expected shortly.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies. Such tariffs are to be established by Rossvyaznadzor, and in the absence of such regulated tariffs the incumbent Svyazinvest companies may attempt to impose their independently established tariffs on alternative long-distance operators. The tariffs will be paid by long-distance operators to the incumbent Svyazinvest local and zonal operators for each minute of long distance traffic that is carried such that all long-distance operators will be cross-subsidizing the local and zonal network of the Svyazinvest companies. However, to minimize the impact of such payments to the incumbent companies, we have received licenses to provide zonal services in all the regions of the Russian Federation, and we are developing plans to construct zonal networks in selected regions.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. In the previous system, the incumbent Svyazinvest companies collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent Svyazinvest companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by 2008. Under the new system, the incumbent Svyazinvest companies may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that would introduce calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, all incoming calls, on fixed and mobile lines, in Russia will be free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Currently, subscribers of fixed-line telephones do not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules will impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
     On September 20, 2005, the National Commission for Communication’s Regulation in Ukraine issued an international license (“Ukrainian International License”) to Golden Telecom Ukraine (“GTU”). The Ukrainian International License allows GTU to provide international telecommunications services throughout all of Ukraine, allows the leasing of channels to third parties, and increases GTU’s potential as an international telecommunications carrier.
     In February 2005, we received notice from Vimpelcom, our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations issued by the Russian Ministry of

Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies.
     In June 2005, another carrier expressed its intentions to divert a portion of its traffic from our network. This diversion of traffic resulted in a decrease of average monthly revenues of approximately $0.9 million. We do not expect this carrier to reduce their traffic volumes further in the foreseeable future. However, revenues from carriers and operators are by nature volatile and can fluctuate significantly between periods.
     Early in the second quarter of 2005, GTU suffered a significant decrease in outgoing international traffic revenue from one of our largest customers, Ukrainian Mobile Communications (“UMC”). The loss was expected since UMC had obtained an international carrier license in the third quarter of 2004. This change in routing resulted in our quarterly UMC international outgoing traffic revenues decreasing from $1.5 million in the first quarter of 2005 to negligible amounts in the second, third, and fourth quarters of 2005. We do not anticipate the reinstatement of this UMC revenue from outgoing international traffic since the international carrier license allows UMC to interconnect directly with international carriers.
Other Developments
     Prior to the second quarter of 2005, we recorded estimates for unused vacation based on the average salary levels of our employees and total days of unused vacation of employees. During the second quarter of 2005, we revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of our obligation for unused vacation. The change in accounting estimate decreased net income for the year ended December 31, 2005 by approximately $1.3 million, net of tax, including the associated payroll taxes, (equivalent to $0.04 per common share – basic and $0.04 per common share – diluted).
     During the third and fourth quarter of 2005, we incurred approximately $2.2 million in employee termination costs primarily related to the departure of our former Chief Operating Officer, Chief Financial Officer, and other senior employees. We may continue to incur such costs in 2006 as we continue to streamline our operations and integrate newly acquired subsidiaries.
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. If, prior to August 31, 2008 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ National Market, or any such other exchange on which the our common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan and the EDN Sovintel Stock Appreciation Rights Bonus Plan at a share price which is the lower of: (i) the average between the high and low sales price per share of the of common stock on the grant date, or in case no such sale takes place on grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The aggregate number of shares of common stock which may be issued pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan at the discretion of the grantees shall be 200,000 shares. The remainder of the SARs provides for a cash settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     In July 2004, our Board of Directors adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. In February 2006, our Board of Directors discontinued the LTIBP effective January 1, 2005. During the year ended December 31, 2005 we did not record any expense associated with the LTIBP. We have not granted any shares under the LTIBP.

Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2004 and 2005, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2004 and 2005. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the intercity fiber optic link that we launched in the middle of 2004 has continued throughout 2005 and into 2006. At present, we are constructing in partnership with Vimpelcom an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in the fourth quarter of 2006. To date, this inter-city fiber optic link has been completed from Moscow to Nizhny Novgorod and from Ufa to Almetyevsk. At present we have laid approximately 1,255 kilometers of cable for this project; we anticipate that the entire Moscow to Ufa inter-city fiber optic link will require us to lay approximately 1,575 kilometers of cable. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million to $60.0 million in this and related backbone projects through 2007. In addition, we started construction of the Oktyabrsky to Samara inter-city fiber optic link. At present we have laid approximately 65 kilometers of cable for this project; we anticipate that the entire Oktyabrsky to Samara inter-city fiber optic link will require us to lay approximately 450 kilometers of cable. This Oktyabrsky to Samara link is part of a larger fiber optic cable line also being constructed in partnership with Vimpelcom that will run from Ufa to Saratov. We plan on completing this project by the end of 2007. To date, we have invested approximately $18.3 million in these projects.
     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as other new technologies. We are responding to these customer demands by testing and implementing new technologies such as voice over Internet protocol (“VoIP”), wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by bypassing the incumbents’ wire network in order to provide higher quality access. Our customers are willing to pay a premium for this type of technology and customer service.
     We continue to see growth opportunities organically, through select acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market-share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized businesses (“SMB”) and the small office / home office (“SOHO”) markets. In those cases where the potential SMB and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions.
     In Carrier and Operator Services, our strategy focuses on partnering with more operators in the regions to enhance our termination capabilities. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins.
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline. In response to a decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in Moscow and elsewhere in Russia. We currently offer consumer broadband in selected cities such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, and Sochi. However, our expansion in this area is currently limited by restrictions on our access to unbundled local loop. Therefore, we are currently looking at alternatives to deliver quality broadband Internet services at competitive pricing in our major markets. As part of our broadband access strategy, we recently entered into a framework agreement with Nortel to develop up to 5,000 WiFi access nodes in Moscow, with the possibility to increase the number of access nodes as needed. We plan to offer universal indoor and outdoor access to the majority of approximately 3.9 million households in Moscow. The services to be offered will include VoIP capabilities that will be packaged with our Aport Internet search engine to offer location-based search services. The broadband services will be competitively priced and will offer higher speed services than many other Internet access services currently available in Moscow. Currently, we expect to continue testing of our WiFi access nodes in selected areas and anticipate concluding testing during the second quarter of 2006. After the WiFi testing is completed, we will phase-in our customer access plans throughout Moscow. Additionally, as part of this broadband access rollout strategy, we have deployed approximately 870 DSL nodes outside of Moscow with a combined capacity of 25,260 ports, of which 17,030 are already deployed. We plan to continue such development of broadband and DSL in other selected regions. Additionally, to enhance our overall consumer Internet strategy, we have combined both the consumer broadband and dial-up Internet businesses into one business unit.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed on attracting high revenue customers and maintaining our corporate market share in Kiev and Odessa. However, in the mass-market, whether the current level of competition requires nationwide coverage capabilities and aggressive advertising campaigns to be successful, our market-share and revenues will decline.
     Our recently constructed FTN will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 1.3 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones.
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

     Goodwill and assessment of impairment; Commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2005, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.
     Valuation allowance for deferred tax asset; we record valuation allowances related to tax effects of deductible temporary differences and loss carry forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may impact our effective income tax rate.
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
Recent Accounting Pronouncements
     Until January 1, 2006, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for our Equity Participation Plan and SARs Plans. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allowed companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB (“Accounting Principles Board”) No. 25, “Accounting for Stock Issued to Employees.” We had elected to account for our stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted. The intrinsic value of the SARs, which are classified as liability awards, and the related compensation expense are re-measured at the end of each reporting period.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this SFAS No. 123R as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. As we currently accounts for stock options issued to employees in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. We currently account for SARs by remeasuring the intrinsic value of the SARs at each reporting period and adjust compensation expense and the related liability for the change in intrinsic value. As of January 1, 2006, we will account for SARs at fair value, in compliance with SFAS No. 123R. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as the incremental compensation expense will depend, among other factors, on the amount of share based awards granted in future periods. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on our financial position, results of operations, or cash flow.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting of SFAS No. 154 cannot be accurately estimated at this time as no such accounting changes are currently contemplated.
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 14 “Segment Information – Line of Business Data” to our consolidated financial statements. In addition, revenue and costs from related parties are shown in note 13 “Related Party Transactions”.
     In accordance with SFAS No. 52, we have determined that the functional currency of each foreign subsidiary is the USD, as the majority of our cash flows are indexed to, or denominated in USD. Through December 31, 2002, Russia had been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. As the functional currency of each foreign subsidiary is the USD, this change did not have a material impact on our results of operations or financial position.
     According to Russian government estimates, inflation in Russia was 12% in 2003, 12% in 2004 and 11% in 2005. The Russian government expects inflation to be approximately 10% to 11% in 2006. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2005, compared to the Consolidated Results of Operations for the Year Ended December 31, 2004

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2005, compared to Consolidated Financial Position at December 31, 2004

•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2004, compared to the Consolidated Results of Operations for the Year Ended December 31, 2003

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2004, compared to Consolidated Financial Position at December 31, 2003

Consolidated Results — Consolidated Results of Operations for the Year Ended December 31, 2005, Compared to the Consolidated Results of Operations for the Year Ended December 31, 2004
Revenue
Our revenue increased by 14% to $667.4 million for the year ended December 31, 2005 from $584.0 million for the year ended December 31, 2004. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Year	For the Year
	Ended December 31, 2004	Ended December 31, 2005
	(in millions)
REVENUE
Business and Corporate Services	$324.8	$387.4
Carrier and Operator Services	198.9	221.4
Consumer Internet Services	45.5	44.5
Mobile Services	15.8	14.1
Eliminations	(1.0)	—

TOTAL REVENUE	$584.0	$667.4
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 19% to $387.4 million for the year ended December 31, 2005 from $324.8 million for the year ended December 31, 2004. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 162,728 on December 31, 2004, to 184,206 on December 31, 2005, an increase of 13%.
     Revenue from the BCS division of EDN Sovintel (“Sovintel”), our largest subsidiary, increased by 16% to $318.0 million for the year ended December 31, 2005, from $273.1 million1 for the year ended December 31, 2004. BCS revenue in Moscow, our largest market, increased by $23.2 million, or 10%, to $246.1 million in 2005 from $222.9 million in 2004. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 82% in 2004 to approximately 77% of Sovintel’s total BCS revenue in 2005. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. In 2005, Moscow BCS revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. In 2005, we experienced significant growth in our data and Internet service offerings. Data and Internet services comprised approximately 38% of our total billings in 2005, up from 34% in 2004. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $1.2 million, or 34%, in between 2004 and 2005. These services now account for approximately $4.7 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2004	2005	% Change
BCS Moscow customer statistics on Dec 31:
Total clients	22,657	23,013	2%
Business centers	686	791	15%
Trade centers	50	68	36%
Hotels	45	48	7%
Direct inward dialing lines	116,668	127,000	9%
Ethernet / Metropolitan Ethernet Network connections	1,138	1,708	50%
High speed Internet active contracts	251	485	93%
     Between 2004 and 2005, Sovintel regional BCS revenue increased in both absolute terms and as a percentage of Sovintel BCS revenue. Sovintel’s regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 39% to $40.1 million for the year ended December 31, 2005, from $28.8 million for the year ended December 31, 2004. This increase in revenue was due to a 61% increase in the number of serviced voice lines partially resulting from growth in residential customers and a 10% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Additionally, data and Internet revenue increased by approximately $4.3 million due to an increase in the number of ports in service. Partly offsetting these increasing factors was a 21% decrease in average minutes of use per line per month due to more residential, SMBs, and regional customers in the client base. In 2005, GTU began providing voice and Internet services to residential customers and had approximately 4,000 residential customers as

[1]	For comparability, the amounts shown for Sovintel in 2004 include adjustments to combine Sovintel and Comincom for the full year of 2004 since Comincom was merged into Sovintel in December 2004.

of December 31, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine.
     Our acquisition strategy also contributed to the overall BCS growth in 2005. Our revenue increased by approximately $3.8 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton in 2004 and by $1.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 11% to $221.4 million for the year ended December 31, 2005, from $198.9 million for the year ended December 31, 2004. Our total number of contracts in this line of business grew by 13% to 1,827 as of December 31, 2005, from 1,618 as of December 31, 2004.
     Carrier and Operator Services revenue from Sovintel increased by 12% to $200.8 million for the year ended December 31, 2005, from $179.8 million2 for the year ended December 31, 2004. In Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower-margin traffic destined to CIS countries. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities as we continue to develop our network. However, we continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors.
     Revenue for the Carrier and Operator Services division of GTU decreased by 1% to $19.7 million for the year ended December 31, 2005, from $19.8 million for the year ended December 31, 2004. $2.5 million of this decrease was the result of a decrease in incoming international revenue. Incoming international minutes of use decreased by 24% during the year due to a sharp decrease in incoming international minutes from UMC along with a decrease in transit traffic from various international operators. As mentioned previously, UMC received an international carrier license in the third quarter of 2004, allowing it to operate independently on the international markets without using the GTU network for transit purposes. The decrease in incoming international revenue was offset by a $1.3 million increase in carrier’s carrier revenue due to a 15% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks. Additionally, data revenues increased by $0.9 million due to an increase in ports in service as we added capacity between Kiev and Frankfurt via two VC3 channels. In the future, we expect a further decline in GTU voice wholesale revenues as major operators in the Ukrainian market establish direct interconnection between their networks.
     Our acquisition strategy in Russia also contributed to the overall Carrier and Operator Services growth in 2005. Our revenue increased by approximately $1.1 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton in 2004 and by $0.3 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 2% to $44.5 million for the year ended December 31, 2005, from $45.5 million for the year ended December 31, 2004. This decrease was primarily the result of our revenue from consumer dial-up Internet decreasing by approximately $7.8 million between the years. Although the average revenue per dial-up Internet subscriber decreased from $9.03 per month for the year ended December 31, 2004, to approximately $6.85 per month for the year ended December 31, 2005, the number of dial-up Internet subscribers increased from 413,351 at December 31, 2004, to 422,480 at December 31, 2005. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. Offsetting the decrease in dial-up revenue was a $6.8 million increase in other consumer Internet products, such as consumer broadband, primarily from customers outside of Moscow. We anticipate that our revenue from consumer broadband will increase as we embark with our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services decreased by 11% to $14.1 million for the year ended December 31, 2005, from $15.8 million for the year ended December 31, 2004. Active subscribers decreased from 57,490 at December 31, 2004, to 47,502 at December 31, 2005, due to increased competition in the Ukrainian mobile market. The average revenue per active subscriber has decreased by 17% from approximately $27.23 per month to approximately $22.73 per month primarily due to a 20% decrease in the number of contract subscribers with average monthly revenue per subscriber of approximately $36.92. Furthermore, promotions and pricing concessions are increasingly necessary due to increased competition in the Ukrainian mobile market.

[2]	For comparability, the amounts shown for Sovintel in 2004 include adjustments to combine Sovintel and Comincom for the full year of 2004 since Comincom was merged into Sovintel in December 2004.

Expenses
     The following table shows our principal expenses for the years ended December 31, 2005 and December 31, 2004:

	Consolidated Expenses	Consolidated Expenses
	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2005
	(in millions)
COST OF REVENUE
Business and Corporate Services	$141.2	$165.7
Carrier and Operator Services	127.5	145.7
Consumer Internet Services	26.9	29.9
Mobile Services	6.0	6.2
Eliminations	(1.0)	—

TOTAL COST OF REVENUE	300.6	347.5
Selling, general and administrative	112.9	119.9
Depreciation and amortization	75.0	84.0
Equity in earnings of ventures	(0.3)	(0.4)
Interest income	(1.1)	(2.3)
Interest expense	0.6	0.6
Foreign currency (gain)/ loss	(0.7)	1.2
Provision for income taxes	$30.7	$37.8
Cost of Revenue
     Our cost of revenue increased by 16% to $347.5 million for the year ended December 31, 2005 from $300.6 million for the year ended December 31, 2004.
     Business and Corporate Services. Cost of revenue from BCS increased by 17% to $165.7 million for the year ended December 31, 2005 from $141.2 million for the year ended December 31, 2004. Cost of revenue as a percentage of revenue remained unchanged at 43% between the periods. We continue to maintain robust gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 13% to $133.6 million, or 42% of revenue, for the year ended December 31, 2005, from $118.0 million3, or 43% of revenue, for the year ended December 31, 2004. Cost of revenue as a percentage revenue remained relatively unchanged between the years.
     Cost of revenue for the BCS division of GTU increased by 39% to $20.3 million, or 51% of revenue, for the year ended December 31, 2005, from $14.6 million, or 51% of revenue, for the year ended December 31, 2004. Cost of revenue as a percentage of revenue remained unchanged between the years.
     BCS cost of revenue increased by approximately $1.1 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton in 2004 and by $1.1 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 14% to $145.7 million, or 66% of revenue, for the year ended December 31, 2005, from $127.5 million, or 64% of revenue, for the year ended December 31, 2004. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 13% to $138.7 million, or 69% of revenue, for the year ended December 31, 2005, from $123.0 million3, or 68% of revenue, for the year ended December 31, 2004. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix to favor traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased to $15.5 million, or 79% of revenue for the year ended December 31, 2005, from $16.0 million, or 81% of revenue for the year ended December 31, 2004. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in 2005.

[3]	For comparability, amounts shown for Sovintel in 2004 include adjustments to combine Sovintel and Comincom for the full year of 2004 since Comincom was merged into Sovintel in December 2004.

     Carrier and Operator Services cost of revenue increased by approximately $0.9 million due to the acquisitions of ST-HOLDING, Balticom, and Buzlon in 2004 and by $0.2 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 11% to $29.9 million, or 67% of revenue, for the year ended December 31, 2005, from $26.9 million, or 59% of revenue, for the year ended December 31, 2004. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Mobile Services. Cost of revenue from Mobile Services increased by 3% to $6.2 million, or 44% of revenue for the year ended December 31, 2005, from $6.0 million, or 38% of revenue for the year ended December 31, 2004. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a devaluation of the USD in April 2005 and to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 6% to $119.9 million, or 18% of revenue, for the year ended December 31, 2005, from $112.9 million, or 19% of revenue, for the year ended December 31, 2004. During the year ended December 31, 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. Bad debt expense decreased by approximately $2.0 million compared to the year ended December 31, 2004, due to improved collections resulting from integrating Comincom into Sovintel’s operations late in 2004. Additionally, the reversal of a $1.4 million tax contingency accrual decreased payroll and other taxes in the first quarter of 2005. These decreasing factors were partly offset by expensing $1.8 million of capitalized acquisition costs in the year ended December 31, 2005, related to acquisition opportunities that we decided not to pursue. Furthermore, severance costs increased by approximately $0.8 million since we recorded approximately $2.2 million of charges in the second half of 2005 related to separation payments paid to our former Chief Operating Office, Chief Financial Officer, and other senior employees. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $8.2 million, or 14%, primarily due to an 7% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. Included in the increase in employee related costs is a $1.1 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation. The remaining $3.2 million net increase is the result of other office expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 12% to $84.0 million for the year ended December 31, 2005, from $75.0 million for the year ended December 31, 2004. Depreciation expense increased by $8.5 million, or 15%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $0.5 million due to amortization on intangible assets arising from acquisitions consummated in 2004 and 2005 offset by certain intangible assets related to interconnection contracts in Ukraine becoming fully amortized.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.4 million for the year ended December 31, 2005 from $0.3 million for the year ended December 31, 2004. We recognized earnings at Sakhalin Telecom of $0.6 million, primarily due to Sakhalin Telecom’s gain on the sale of its ownership interest in ZAO Sakhalin Telecom Mobile which occurred in September 2005, prior to our purchase of an additional 60% ownership interest in Sakhalin Telecom. In addition, we recognized losses of $0.2 million from our other Russian ventures.
Interest Income
     Our interest income increased to $2.3 million for the year ended December 31, 2005, from the $1.1 million for the year ended December 31, 2004. The increase in interest income is due to increased cash balances held in interest bearing accounts and an increase in interest rates applicable to these accounts.
Interest Expense
     Our interest expense was $0.6 million for the year ended December 31, 2005, unchanged from the year ended December 31, 2004.

Foreign Currency Gain (Loss)
     Our foreign currency loss was $1.2 million for the year ended December 31, 2005, compared with a gain of $0.7 million from the year ended December 31, 2004. The increase in foreign currency loss is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.
Minority Interest
     Our minority interest was $3.0 million for the year ended December 31, 2005, compared to $1.5 million for the year ended December 31, 2004. Minority interest increased primarily due to $3.8 million in cash contributed to GTU by our minority partner in Ukraine. Additionally, minority interest in our earnings increased due to the consolidation of recently acquired entities where our ownership interest is less than 100%. In the first half of 2004 we acquired less than 100% ownership in ZAO Samara Telecom, ZAO WestBalt Telecom, and Buzton. Minority interests in the earnings of GTU also arose in 2004 due to the sale of a non-controlling interest to our local partners in Ukraine. In 2005, we acquired less than 100% ownership in Dicom and Sakhalin Telecom.
Provision for Income Taxes
     Our charge for income taxes was $37.8 million for the year ended December 31, 2005, compared to $30.7 million for the year ended December 31, 2004. Our effective tax rate was 32% for the year ended December 31, 2005, unchanged from the year ended December 31, 2004. We recognized approximately $2.2 million in additional tax expense in 2005 since we changed our valuation allowance for United States (“US”) deferred tax assets due to our reassessment of sources of future taxable income in the US. Our effective tax rate for the year ended December 31, 2004, was impacted by $3.6 million of non-deductible consulting expenses incurred in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by that partner. Refer to note 11 in the financial statements included in Item 8 of this form 10-K for a reconciliation of our statutory tax rate to the effective tax rate.
Net Income and Net Income per Share
     Our net income for the year ended December 31, 2005 was $76.1 million, compared to a net income of $64.8 million for the year ended December 31, 2004.
     Our net income per share of common stock increased to $2.09 for the year ended December 31, 2005, compared to a net income per share of $1.79 for the year ended December 31, 2004. The increase in net income per share of common stock was due to the increase in net income partly offset by an increase in the number of weighted average shares to 36,378,175 in the year ended December 31, 2005, compared to 36,255,531 in the year ended December 31, 2004. The increase in outstanding shares was a direct result of the employee stock option exercises and the issuance of restricted stock to certain members of management.
     Our net income per share of common stock on a fully diluted basis increased to $2.08 for the year ended December 31, 2005, compared to a net income per common share of $1.77 for the year ended December 31, 2004. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by an increase in the number of weighted average shares assuming dilution to 36,605,075 the year ended December 31, 2005, compared to 36,552,547 for the year ended December 31, 2004.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at December 31, 2005, compared to Consolidated Financial Position at December 31, 2004
Accounts Receivable
     Accounts receivable increased from December 31, 2004, to December 31, 2005, as a result of increased revenue when comparing the month of December 2005 with the month of December 2004.
Intangible Assets
     Our intangible assets decreased at December 31, 2005, as compared to December 31, 2004, as a result of amortization on continuing intangible assets of the consolidated subsidiaries exceeding intangible asset additions. Also contributing to the decrease was the reversal of an income tax contingent liability related to an acquisition as described in more detail in the other non-current liabilities discussion below. Offsetting these decreasing factors were additional intangible assets recorded upon the acquisitions of Dicom, Sakhalin Telecom, and Sochitelecom and the purchase of additional numbering capacity.
Ohter Non-Current Liabilities
     Our other non-current liabilities decreased at December 31, 2005, as compared to December 31, 2004, as a result of the reversal of a $2.0 million accrued liability related to a tax contingency. This accrued liability was recorded upon the acquisition of one of our Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations, for any potential tax claims from the Russian tax inspectorate.

Minority Interest
     Our minority interest increased at December 31, 2005, as compared to December 31, 2004, due to the consolidation of recently acquired entities where our ownership interest is less than 100%. In the first half of 2004 we acquired less than 100% ownership in ZAO Samara Telecom, ZAO WestBalt Telecom, and Buzton. Minority interests in the earnings of GTU also arose in 2004 due to the sale of a non-controlling interest to our local partners in Ukraine. In 2005, we began to consolidate Dicom and Sakhalin Telecom. Both of these entities have minority ownership interests. Additionally, minority interest increased due to $3.8 million in cash contributed to GTU by our minority partner in Ukraine.
Stockholders’ Equity
     Shareholders’ equity increased from December 31, 2004, to December 31, 2005, as a result of our net income of $76.1 million offset by declaring and paying $29.1 million in dividends in the year ended December 31, 2005. Also, shareholders’ equity increased by $1.8 million due to stock option exercises and the issuance of restricted shares to certain members of management.
Consolidated Results — Consolidated Results of Operations for the Year Ended December 31, 2004, Compared to the Consolidated Results of Operations for the Year Ended December 31, 2003
Revenue
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
     Business and Corporate Service. Revenue from BCS increased by 72% to $324.8 million for the year ended December 31, 2004 from $188.9 million for the year ended December 31, 2003. The primary reason for the increase is due to the acquisition of 100% ownership interest in Comincom in the fourth quarter of 2003. We began consolidating Comincom into our results of operations from December 1, 2003. Comincom’s revenue from BCS was $90.7 million for the year ended December 31, 2004. BCS revenue increased by approximately $8.3 million due to the 2004 acquisitions of ST-HOLDING, Balticom, and Buzton. We began consolidating these three companies into our results at various points during the first half of 2004. Additionally, $3.5 million of the total increase is due to 2004 being the first full year that we consolidated the results of Sibchallenge, an August 2003 acquisition. The remainder of the increase was the result of expanding our pre-existing business. In our largest market, Moscow, we had increases in our domestic traffic revenues due to adding approximately 9,100 new corporate customers and signing up 99 new multi-tenant business centers and 10 new trade centers in the year ended December 31, 2004 along with actively promoting new services among our client base. BCS Moscow recognized approximately $23.7 million in revenue from new contracts in 2004 and grew the number of its Direct Inward Dialing lines from 102,037 as of December 31, 2003 to approximately 116,668 as of December 31, 2004. Also, the macro-economic growth in Russia, Ukraine, and the CIS helped us to expand our client base. We assisted our customers develop their businesses as they expanded regionally.
     Revenue from the BCS division of GTU increased by 52% to $28.8 million for the year ended December 31, 2004 from $19.0 million for the year ended December 31, 2003. The increase in revenue was due to a 63% increase in the number of serviced voice lines and a 28% increase in average rate per minute of use. The latter was caused by the CPP principle of settlement rates introduced by the Ukrainian Parliament in the late 2003, which has increased revenue and settlement rates to Ukrainian mobile networks.
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
Expenses
     The following table shows our principal expenses for the years ended December 31, 2003, and December 31, 2004:

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
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 75% to $112.9 million, or 19% of revenue, for the year ended December 31, 2004 from $64.4 million, or 18% of revenue, for the year ended December 31, 2003. The primary reason for the increase was acquisitions occurring in late 2003 and in 2004. Other factors contributing to the increase were reserves and write-offs of unrecoverable value-added taxes in certain subsidiaries, increased bad debt expense due to uncollectible receivables in Comincom, expenses associated with the December 1, 2004 legal merger and integration of Comincom including expense charges related to payroll and assets taxes directly related to the legal merger, increase in cost related to increases in temporary staffing, cost associated with new senior management recruitment and employment, and additional expenses associated with Sarbanes-Oxley compliance. In addition, in the third quarter of 2004, we incurred $3.6 million in consulting fees in association with the transfer of 20% of our ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner.
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
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to $0.3 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. The decrease in equity in earnings was mainly due to receiving a $4.7 million distribution from MCT in the fourth quarter of 2003.
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
Provision for Income Taxes
     Our charge for income taxes was $30.7 million for the year ended December 31, 2004 compared to $17.4 million for the year ended December 31, 2003. Our effective tax rate was 32% for the year ended December 31, 2004 compared to 24% for the year ended December 31, 2003 partly as a result of increases in non-deductible expenses in 2004, versus recording a deferred tax benefit related to the reversal of a deferred tax asset valuation allowance in 2003. The overall increase in income tax expense is primarily due to the acquisition of 100% ownership interest in Comincom and subsequent consolidation of Comincom from December 1, 2003 into our results of operations. In addition, there were increased levels of taxable profits being incurred in our Russian and Ukrainian subsidiaries in the year ended December 31, 2004 as compared to the year ended December 31, 2003.
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
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at December 31, 2004, compared to Consolidated Financial Position at December 31, 2003
Accounts Receivable
     Accounts receivable increased from December 31, 2003 to December 31, 2004 as a result of increased revenue during the period ended December 31, 2004 and slower collections from customers.
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
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) expenses non-deductible on the income tax return; (3) write-offs of certain assets are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we anticipate that these deferred tax assets will be realized through the generation of future taxable income. We also have deferred tax assets related to net operating loss carry-forwards and deductible temporary differences for US federal income tax purposes. In 2005, we recorded a full valuation allowance against these deferred tax assets due to our reassessment of sources of future taxable income in the United States. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future.
Liquidity and Capital Resources
     Our cash and cash equivalents was $67.2 million and $53.7 million as of December 31, 2005, and December 31, 2004, respectively. Our total restricted cash was $0.6 million and $1.0 million as of December 31, 2005, and December 31, 2004, respectively. The restricted cash is maintained in connection with certain of our debt obligations as described below.
     During the year ended December 31, 2005, we had net cash inflows of $174.3 million from our operating activities. During the year ended December 31, 2004, we had net cash inflows of $145.2 million from our operating activities. This increase in net cash inflows from operating activities at December 31, 2005, is mainly due to the increase of net income as a result of increased revenues.
     During the year ended December 31, 2005, we received approximately $662.9 million in cash from our customers for services and we paid approximately $449.0 million to suppliers and employees. During the year ended December 31, 2004, we received approximately $566.8 million in cash from our customers for services and we paid approximately $386.1 million to suppliers and employees.
     We used cash of $133.1 million and $128.5 million for investing activities for the year ended December 31, 2005, and 2004, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $118.2 million for the year ended December 31, 2005, and included capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to construction of last mile access, the construction of our FTN, and the intercity fiber project and network upgrades as a result of increased customer connections. Network investing activities totaled $114.6 million for the year ended December 31, 2004. With respect to capital expenditures in 2006, we expect that these expenditures will increase by approximately 2%, in terms of a percentage of revenues, up from 20% of revenues in 2005, to approximately 22% of revenues in 2006. The capital expenditures increase is largely attributable to the implementation of our broadband strategy, the construction of the FTN, and the build out of the fiber optic network.

Minority Interest
     We used cash of $18.1 million for the year ended December 31, 2005, for acquisitions which include Dicom, Sakhalin Telecom, Sochitelecom, and Rascom. We used cash of $15.5 million for the year ended December 31, 2004, for acquisitions which include ST-HOLDING, Buzton, Uralrelcom, and Balticom Mobile.
     For the year ended December 31, 2005, we received $1.4 million net proceeds from the exercise of employee stock options and for the year ended December 31, 2004, we received $4.9 million net proceeds from the exercise of employee stock options. In 2005, we also received a $3.8 million cash contribution from our minority partner in Ukraine.
     In 2005, we paid quarterly dividends of $0.20 per common share to shareholders totaling $29.1 million. In February 2006 our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. The total amount of payable of approximately $7.3 million will be paid to shareholders on March 31, 2006.
     We had working capital of $79.1 million as of December 31, 2005, and $83.8 million as of December 31, 2004. At December 31, 2005, we had a negligible amount of long-term debt, excluding capital lease obligations. At December 31, 2004, we had total debt, excluding capital lease obligations, of approximately $0.2 million, none of which were current maturities. Total debt included amounts that were fully collateralized by restricted cash.
     As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased additional fiber optic and satellite-based network capacity; the terms of these leases are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments. In the year ended December 31, 2005, we entered into approximately $68.3 million of satellite transponder capacity agreements generally with terms of 10 years.
     In August 2005, we entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years and total payments of $4.1 million. The first year of the lease has been prepaid while payments should be made on a monthly basis in subsequent years.
     In order to comply with the known long distance license requirements and to be operational in 2006, we incurred approximately $12.6 million in capital expenditures and approximately $1.0 million in operational expenditures in 2005. In total, we estimate that we will need to make capital expenditures of approximately $50.0 million in order to fulfill the network requirements, specified in the Interconnection Rules and to successfully implement our long distance license. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect both the timing and cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for two of our larger Russian operating companies. The funding level as of December 31, 2005, for all these facilities totaled $0.2 million was funded to our non-consolidated entities.
     In the future, we may execute large or numerous acquisitions, which may require external financing most likely to be raised through secured or unsecured borrowings. However, we may also raise the required funding through a dilutive equity issuance, through the divestment of non-core assets, or combinations of the above. In case large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs, technology and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through cash on hand, cash flow from operations, proceeds from additional equity and debt offerings, and debt financing facilities.
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
     In late 2006 and subsequent years, we may incur significant cash outlays to settle SARs issued in 2005 to our CEO, senior management, and other employees. These cash outlays could be especially significant if our stock price exceeds $50.00 per share prior to certain deadlines specified in the SAR plans occurring in the second half of 2008. The terms of these SARs are described in detail in the “Other developments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As of December 31, 2005, we had the following contractual obligations, including short- and long-term debt arrangements commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period
	(in thousands)
		Less	1 – 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$27	$—	$27	$—	$—
Capital lease obligations	4,758	2,179	2,245	334	—
Non-cancelable lease obligations	16,782	9,514	6,600	514	154
Purchase obligations – (1)	86,841	28,375	29,000	14,473	14,993

Total contractual cash obligations	$108,408	$40,068	$37,872	$15,321	$15,147

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

     Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures including our strategy of regional expansion; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) our competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our business and growth strategy, (viii) our intentions to expand our fiber optic capacity, broadband capacity, DSL, and add transmission capacity; (ix) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (x) the deployment of our FTN and the effect of such deployment including expected increases in revenues from our DLD/ILD license, (xi) the impact of critical accounting policies, and (xii) the political, regulatory and financial situation in the markets in which we operate, including macroeconomic growth, the inflow of direct foreign investment and the effect of the Telecommunications Law and its supporting regulations, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, including our assessment of additional provisions, our ability to effectively deploy our FTN, our ability to develop our fiber optic, broadband and DSL strategies, our ability to integrate recently acquired companies into our operations, the political, economic and legal environment in the markets in which the Company operates, including the impact of the new Telecommunications Law and its supporting regulations, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
     The ruble and the hryvna are generally non-convertible outside Russia and Ukraine, respectively, so our ability to hedge against devaluation by converting to other currencies is significantly limited. Further, our ability to convert rubles and hryvna into other currencies in Russia and Ukraine, respectively, is subject to rules that restrict the purposes for which conversion and the payment of foreign currencies are allowed.
     Given that much of our operating costs are indexed to or denominated in USD, including employee compensation expense, capital expenditure and interest expense, we have taken specific steps to minimize our exposure to fluctuations in the appropriate foreign currency. Although local currency control regulations require us to collect virtually all of our revenue in local currency, our subsidiaries generally either price or invoice in USD or index their invoices and collections to the applicable USD exchange rate. Customer contracts may include clauses allowing additional invoicing if the applicable exchange rate changes significantly between the invoice date and the date of payment, favorable terms for early or pre-payments and heavy penalty clauses for overdue payments. Maintaining the USD value of our revenue subjects us to additional tax on exchange gains.
     Although we are attempting to match revenue, costs, borrowing and repayments in terms of their respective currencies, we may experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations.
     Our cash and cash equivalents are held largely in interest bearing accounts, in USD, however we do have bank accounts denominated in Russian rubles and Ukrainian hryvna. The book values of such accounts at December 31, 2005 and 2004 approximate their fair value. Cash in excess of our immediate operating needs is invested in US money market instruments. In accordance with our investment policy, we maintain a diversified portfolio of low risk, fully liquid securities.
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
     The following table provides information (in thousands) about our cash equivalents and debt obligations that are sensitive to changes in interest rates.

							2005	2004
	2006	2007	2008	2009	2010	Thereafter	Total	Total
Cash equivalents	$67,176	$—	$—	$—	$—	$—	$67,176	$53,699
Note receivable	$1,494	$—	$—	$—	$—	$—	$1,494	$3,832
Fixed rate	7.00%	—	—	—	—	—	7.00%	7.00%

Long-term debt, including current portion
Variable rate	$27	$—	$—	$—	$—	$—	$27	$200
Average interest rate	—	—	—	—	—	—	—	—

     The following table provides information about our financial instruments by local currency and where applicable, presents such information in USD equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

								2005	2004
	2006	2007	2008	2009	2010		Thereafter	Total	Total
Assets
Current assets
Russian rubles	$73,463	$—	$—	$—		$—	$—	$73,463	$57,969
Closing foreign currency exchange rate	28.78	—	—	—		—	—	—	—

Ukrainian Hryvna	$7,135	$—	$—	$—	$		$—	$7,135	$6,692
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$1,267	$—	$—	$—		$—	$—	$1,267	$875
Closing foreign currency exchange rate	133.77	—	—	—		—	—	—	—

Uzbekistan Soom	$1,073	$—	$—	$—		$—	$—	$1,073	$546
Closing foreign currency exchange rate	1,180	—	—	—		—	—	—	—

Liabilities
Current liabilities
Russian rubles	$21,528	$—	$—	$—		$—	$—	$21,528	$25,268
Closing foreign currency exchange rate	28.78	—	—	—		—	—	—	—

Ukrainian Hryvna	$3,696	$—	$—	$—		$—	$—	$3,696	$4,906
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$57	$—	$—	$—		$—	$—	$57	$49
Closing foreign currency exchange rate	133.77	—	—	—		—	—	—	—

Uzbekistan Soom	$156	$—	$—	$—		$—	$—	$156	$359
Closing foreign currency exchange rate	1,180	—	—	—		—	—	—	—
Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
GOLDEN TELECOM, INC.

AUDITED FINANCIAL STATEMENTS
GOLDEN TELECOM, INC.
Years Ended December 31, 2003, 2004 and 2005
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Golden Telecom, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLC
Moscow, Russia
March 15, 2006

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,699	$67,176
Accounts receivable, net of allowance for doubtful accounts of $23,205 and $27,327 at December 31, 2004 and 2005, respectively	89,177	91,709
VAT receivable	19,022	21,986
Prepaid expenses	13,793	8,083
Deferred tax asset	7,863	8,994
Other current assets	16,738	13,009

TOTAL CURRENT ASSETS	200,292	210,957

Property and equipment:
Telecommunications equipment	396,060	494,097
Telecommunications network held under capital leases	28,958	32,538
Furniture, fixtures and equipment	34,721	41,524
Other property	12,797	16,374
Construction in progress	61,136	70,470

	533,672	655,003
Accumulated depreciation	(185,781)	(247,096)

Net property and equipment	347,891	407,907
Goodwill and intangible assets:
Goodwill	146,254	149,249
Telecommunications service contracts, net of accumulated amortization of $21,917 as of December 31, 2004 and $32,009 as of December 31, 2005	70,333	67,357
Contract-based customer relationships, net of accumulated amortization of $10,883 as of December 31, 2004 and $18,241 as of December 31, 2005	25,966	18,608
Licenses, net of accumulated amortization of $2,515 as of December 31, 2004 and $3,182 as of December 31, 2005	1,843	3,994
Other intangible assets, net of accumulated amortization of $6,684 as of December 31, 2004 and $7,216 as of December 31, 2005	3,174	3,921

Net goodwill and intangible assets	247,570	243,129
Restricted cash	1,012	566
Other non-current assets	9,003	19,652

TOTAL ASSETS	$805,768	$882,211

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,474	$89,404
VAT Payable	14,235	17,190
Current capital lease obligations	2,301	1,941
Deferred revenue	11,761	16,799
Due to affiliates and related parties	3,199	2,470
Other current liabilities	3,572	4,079

TOTAL CURRENT LIABILITIES	116,542	131,883

Long-term debt, less current portion	200	27
Long-term deferred tax liability	24,244	22,287
Long-term deferred revenue	23,124	30,878
Long-term capital lease obligations	1,538	2,340
Other non-current liabilities	2,001	—

TOTAL LIABILITIES	167,649	187,415

Minority interest	11,738	19,693

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2004 and 2005)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,322,490 and 36,458,490 shares issued and outstanding at December 31, 2004 and 2005, respectively)	363	365
Additional paid-in capital	669,777	671,998
Deferred equity compensation	—	(455)
Retained earnings (accumulated deficit)	(43,759)	3,195

TOTAL SHAREHOLDERS’ EQUITY	626,381	675,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$805,768	$882,211

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2004	2005
REVENUE:
Telecommunication services	$358,724	$581,521	$662,742
Revenue from affiliates and related parties	1,810	2,457	4,637

TOTAL REVENUE	360,534	583,978	667,379

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	181,085	300,588	347,532
Selling, general and administrative (excluding depreciation and amortization)	64,384	112,855	119,890
Depreciation and amortization	45,334	74,999	84,015

TOTAL OPERATING EXPENSES	290,803	488,442	551,437

INCOME FROM OPERATIONS	69,731	95,536	115,942

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	4,687	278	460
Interest income	1,084	1,131	2,295
Interest expense	(1,956)	(572)	(618)
Foreign currency gain (loss)	(232)	660	(1,212)

TOTAL OTHER INCOME	3,583	1,497	925

Income before minority interest and income taxes	73,314	97,033	116,867

Minority interest	480	1,506	2,978
Income taxes	17,399	30,744	37,816

NET INCOME	$55,435	$64,783	$76,073

Basic earnings per share of common stock:
Net income per share – basic	$1.95	$1.79	$2.09

Weighted average common shares outstanding – basic	28,468	36,226	36,378

Diluted earnings per share of common stock:
Net income per share – diluted	$1.90	$1.77	$2.08

Weighted average common shares outstanding – diluted	29,107	36,553	36,605

Cash dividends per share	$—	$0.80	$0.80

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
OPERATING ACTIVITIES
Net income	$55,435	$64,783	$76,073
Adjustments to Reconcile net income to Net Cash Provided by Operating Activities:
Depreciation	34,837	56,818	65,329
Amortization	10,497	18,181	18,686
Equity in earnings of ventures	(4,687)	(278)	(460)
Minority interest	480	1,506	2,978
Foreign currency (gain) loss	232	(660)	1,212
Deferred tax benefit	(3,117)	(4,606)	(3,815)
Bad debt expense	3,592	10,065	7,967
Other	(54)	(41)	1,223
Changes in assets and liabilities:
Accounts receivable	(15,302)	(22,964)	(10,316)
Accounts payable and accrued expenses	(3,928)	26,288	4,295
Other assets and liabilities	9,031	(3,908)	11,134

NET CASH PROVIDED BY OPERATING ACTIVITIES	87,016	145,184	174,306

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(63,737)	(114,649)	(118,170)
Acquisitions, net of cash acquired	(12,282)	(15,522)	(18,085)
Restricted cash	510	(7)	446
Distribution received from affiliated company	4,733	—	—
Other investing	2,704	1,705	2,743

NET CASH USED IN INVESTING ACTIVITIES	(68,072)	(128,473)	(133,066)

FINANCING ACTIVITIES
Repayments of debt	(35,132)	(950)	(253)
Contribution from minority partner	—	—	3,840
Net proceeds from exercise of employee stock options	23,737	4,895	1,435
Cash dividends paid	—	(28,998)	(29,119)
Other financing	(1,910)	(3,385)	(3,210)

NET CASH USED IN FINANCING ACTIVITES	(13,305)	(28,438)	(27,307)

Effect of exchange rate changes on cash and cash equivalents	(84)	246	(456)

Net increase (decrease) in cash and cash equivalents	5,555	(11,481)	13,477
Cash and cash equivalents at beginning of period	59,625	65,180	53,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,180	$53,699	$67,176

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004, and 2005
(In Thousands)

					Retained
			Additional	Deferred	Earnings
	Common Stock		Paid-In	Equity	(Accumulated	Total
	Shares	Amount	Capital	Compensation	Deficit)	Equity
Balance at December 31, 2002	27,021	$270	$446,215	$—	$(134,979)	$311,506
Exercise of employee stock options	1,919	19	23,834	—	—	23,853
Acquisition of OAO Comincom	7,008	70	193,415	—	—	193,485
Net income	—	—	—	—	55,435	55,435

Balance at December 31, 2003	35,948	$359	$663,464	$—	$(79,544)	$584,279
Exercise of employee stock options	374	4	4,775	—	—	4,779
Sale of 20% of Golden Telecom (Ukraine) (see note 17)	—	—	1,538	—	—	1,538
Cash dividends paid	—	—	—	—	(28,998)	(28,998)
Net income	—	—	—	—	64,783	64,783

Balance at December 31, 2004	36,322	$363	$669,777	$—	$(43,759)	$626,381
Issuance of restricted shares (See note 9)	27	1	771	(772)	—	—
Compensation expense	—	—	—	317	—	317
Exercise of employee stock options	109	1	1,450	—	—	1,451
Cash dividends paid	—	—	—	—	(29,119)	(29,119)
Net income	—	—	—	—	76,073	76,073

Balance at December 31, 2005	36,458	$365	$671,998	$(455)	$3,195	$675,103

The accompanying notes are an integral part of these financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Business Operations
     Golden Telecom, Inc. (“GTI” or the “Company”) is a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). The Company offers voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 259 combined access points in Russia and other countries of the CIS. The Company offers mobile services in Kiev and Odessa in Ukraine. GTI was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.’s (“GTS”) operating entities within the CIS and supporting non-CIS holding companies (the “CIS Entities”). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company’s initial public offering which closed on October 5, 1999.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation
     Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. All significant inter-company accounts and transactions are eliminated upon consolidation. Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.
     Those ventures where the Company exercises significant influence, but does not exercise operating and financial control are accounted for by the equity method. The Company will discontinue applying the equity method of accounting for the Company’s equity method investments when its share of the investees losses reduces the investments in and advances to ventures to zero. Thereafter, the Company will not provide for additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further support for the investee. If the investee subsequently reports net income, the Company will resume the equity method only after the Company’s share of net income equals the share of net loss not recognized during the period the equity method was suspended.
Sale of Subsidiary Stock
     The Company recognizes gains in the consolidated statement of operations for sales of subsidiary stock where the value of the proceeds can be objectively determined and realization of the gain is reasonably assured. The Company accounts for sales of subsidiary stock where the value of the proceeds can not be objectively determined or realization of the gain is not reasonable assured as an equity transaction in the Company’s consolidated financial statements. Once the accounting treatment of the gain or loss on issuance of shares by a specific entity has been determined, the Company consistently follows that treatment for all future issuances of shares by that particular subsidiary.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company follows a remeasurement policy in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation,” as amended by SFAS No. 130, “Reporting Comprehensive Income”. The temporal method is used for translating assets and liabilities of the Company’s legal entities domiciled in the CIS and other non-United States jurisdictions. Accordingly, monetary assets and liabilities are translated at current exchange rates while non-monetary assets and liabilities are translated at their historical rates. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the operations of the subsidiaries and ventures. Generally, the ruble is not convertible outside of Russia. The official exchange rate which is established by the Central Bank of Russia is a reasonable approximation of market rate. The official exchange rates which are used for translation in the accompanying financial statements at the balance sheet date were 27.75 and 28.78 rubles per USD as of December 31, 2004 and 2005, respectively. Through December 31, 2002, Russia has been considered to be a highly inflationary environment. From January 1, 2003, Russia ceased to be considered as a highly inflationary economy. The change had no impact on the consolidated financial statements.
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
Accounts Receivable
     Accounts receivable are shown at their net realizable value which approximates their fair value. The allowance for doubtful accounts is estimated by a combination of applying estimated loss percentages against the aging of accounts receivable and specific identification. Bad debt expense for the years ended December 31, 2003, 2004 and 2005 was $3.6 million, $10.1 million and $8.0 million, respectively.
Inventories
     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.
Property and Equipment
     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment, three to five years for furniture, fixtures and equipment, and five to twenty years for other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $29.0 million and $32.5 million at December 31, 2004 and 2005, respectively, with associated accumulated depreciation of $13.4 million and $17.7 million as of December 31, 2004 and 2005, respectively. Depreciation of assets recorded under capital leases is included with depreciation expense for the years ended December 31, 2003, 2004, and 2005.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Goodwill and Intangible Assets
     Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses. Beginning January 1, 2002, goodwill has been identified as an indefinite lived asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assts”, and accordingly amortization of goodwill ceased as of that date. Intangible assets, which are stated at cost, consist principally of telecommunications service contracts, contract based customer relationships, licenses, software and content and are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to ten years, or their contractual term. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits.
Goodwill Impairment Assessment
     Goodwill is reviewed annually, as of the beginning of the fourth quarter, for impairment or whenever it is determined that impairment indicators exist. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If a goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. No such losses were recognized in the three years ended December 31, 2003, 2004 and 2005.
Long-Lived Assets Impairment
     Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No such losses were recognized in the three years ended December 31, 2003, 2004 and 2005.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenue Recognition
     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed and the time spent online using our Internet services. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. The Company also defers up front connection fees which are recognized over the estimated life of the customer. The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer. Revenues are stated net of any value-added taxes charged to customers.
     The Company has deferred connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue related to connection fees will be recognized over the estimated life of the customer, which is five years in the Business and Corporate Services division and Operator and Carrier Services division and eighteen months for the customers in the Mobile Services division. The total amount of deferred connection fees revenue was $33.8 million and $47.7 million as of December 31, 2004 and 2005, respectively. The total amount of capitalized direct incremental costs related to connection fees was $8.0 million and $11.5 million as of December 31, 2004 and 2005, respectively.
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
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 2003, 2004 and 2005 were $5.2 million, $4.7 million and $4.4 million, respectively.
Government Pension Funds
     The Company contributes to the local state pension funds and social funds, on behalf of all its CIS employees. In Russia, all social contributions, including contributions to the pension fund, are made through a unified social tax (“UST”) calculated by the application of a regressive rate from 26% to 2% to the annual gross remuneration of each employee which was 35.6% to 2% before January 1, 2005. In 2003 and 2004, the Company allocated UST to three social funds, including the pension fund, where the rate of contributions to the pension fund varied from 28% to 2%, respectively, depending on the annual gross salary of each employee. Starting from January 1, 2005, the Company allocates UST to the three social funds, including the pension fund, where the rate of contribution to the pension fund varies from 20% to 2%. The contributions are expensed as incurred.
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the years ended December 31, 2003, 2004 and 2005, comprehensive income for the Company is equal to net income.
Off Balance Sheet Risk and Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts and notes receivable. Of the $67.2 million of cash and cash equivalents held at December 31, 2005, $32.4 million was held in United States (“US”) money market instruments in US financial institutions. The remaining balance is being maintained in US-owned banks and local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock-Based Compensation
     Until January 1, 2006, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan and Stock Appreciation Rights (“SAR”s) Plans. SFAS No. 123 establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. SFAS No. 123 generally allowed companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” The Company had elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted. The intrinsic value of the SARs, which are classified as liability awards, and the related compensation expense are re-measured at the end of each reporting period.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this SFAS No. 123R as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The Company plans to adopt SFAS No. 123R using the modified prospective method. As the Company currently accounts for stock options issued to employees in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. The Company currently accounts for SARs by remeasuring the intrinsic value of the SARs at each reporting period and adjusts compensation expense and the related liability for the change in intrinsic value. As of January 1, 2006, the Company will account for SARs at fair value, in compliance with SFAS No. 123R. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as the incremental compensation expense will depend, among other factors, on the amount of share based awards granted in future periods. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.
     The effect of applying SFAS No. 123 on the reported net income, as disclosed below is not representative of the effects on net income in future years due to the vesting period of the stock options, the effect of the adoption of SFAS No. 123R, as described above, with respect to SARs, and the fair value of additional stock options in future years.

	Twelve Months Ended
	December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income, as reported	$55,435	$64,783	$76,073
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,183	1,922	620

Pro forma net income	$52,252	$62,861	$75,453

Net income per share:
Basic – as reported	$1.95	$1.79	$2.09
Basic – pro forma	1.84	1.74	2.07
Diluted – as reported	1.90	1.77	2.08
Diluted – pro forma	1.80	1.72	2.06

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short- and long-term debt approximate their fair value. The fair value of notes receivable, including the long-term portion that are included in other current and non-current assets, respectively was $3.7 million at December 31, 2004 as determined by discounting future payments by 5.0%. At December 31, 2005, notes receivable consisted of only the current portion which approximates fair value. At December 31, 2004 and 2005, the Company held no debt at fixed rates.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Exchanges of Nonmonetary Assets
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This provisions of SFAS No. 153 are effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date SFAS No. 153 was issued. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s results of operations, financial position or cash flow.
Asset Retirement Obligations
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Assets Retirement Obligations”. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on the financial position, results of operations, or cash flow.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact adopting SFAS No. 154 cannot be accurately estimated at this time as no such accounting changes are currently contemplated.
Change in Accounting Estimate
     Prior to the second quarter of 2005, the Company recorded estimates for unused vacation based on the average salary levels for the Company’s employees and total days of unused vacation of employees. During the second quarter of 2005, the Company revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of the Company’s obligations for unused vacation. The change in accounting estimate decreased net income for the twelve months ended December 31, 2005 by approximately $1.3 million, net of tax, including the associated payroll taxes, (equivalent to $0.04 per common share –basic and $0.04 per common share – diluted).
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
Note 3: Net Income Per Share
     Basic earnings per share at December 31, 2004 and 2005 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2004 and 2005 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the twelve months ended December 31, 2004 and 2005 was 10,000 stock options.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The components of basic and diluted earnings per share were as follows:

	Twelve Months Ended
	December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net Income	$55,435	$64,783	$76,073

Weighted average shares outstanding of:
Common stock	28,468	36,226	36,378

Dilutive effect of:
Employee stock options	639	327	227

Common stock and common stock equivalents	29,107	36,553	36,605

Net Income per share:
Basic	$1.95	$1.79	$2.09

Diluted	$1.90	$1.77	$2.08

Note 4: Goodwill and Intangible Assets
     Amortization expense for intangible assets for the twelve months ended December 31, 2003, 2004 and 2005 was $10.5 million, $18.2 million and $18.7 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2006 — $18.1 million, 2007 — $17.1 million, 2008 — $15.3 million, 2009 — $10.0 million and 2010 — $9.5 million. The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

		As of December 31, 2004		As of December 31, 2005
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$92,250	$(21,917)	$99,366	$(32,009)
Contract-based customer relationships	5 years	36,849	(10,883)	36,849	(18,241)
Licenses	8 years	4,358	(2,515)	7,176	(3,182)
Other intangible assets	4 years	9,858	(6,684)	11,137	(7,216)

Total		$143,315	$(41,999)	$154,528	$(60,648)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
     The changes on the carrying amount of goodwill for the year ended December 31, 2004 and 2005, respectively, are as follows:

	Business
	&	Carrier &	Consumer
	Corporate	Operator	Internet
	Segment	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2003	$84,892	$59,116	—	$144,008
Goodwill related to acquisitions	1,932	314	—	2,246

Balance as of December 31, 2004	$86,824	$59,430	—	$146,254
Goodwill related to acquisitions	1,563	302	1,130	2,995

Balance as of December 31, 2005	$88,387	$59,732	$1,130	$149,249

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 5: Business Combinations
Acquisitions in 2003
     In August 2003, the Company completed the acquisition of 100% of OOO Sibchallenge (“Sibchallenge”), a telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an advisory fee of $0.3 million paid to Alfa Group Consortium (“Alfa”), a significant shareholder of the Company. The acquisition of Sibchallenge establishes GTI’s presence in the Krasnoyarsk region. In addition, Sibchallenge has numbering capacity and interconnect agreements.
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

LIABILITES:
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
     In December 2003, the Company completed the acquisition of 100% of the shares in OAO Comincom (“Comincom”) from Nye Telenor East Invest (“Telenor”), pursuant to a Share Exchange Agreement. The total purchase price of approximately $195.3 million consisted of approximately $193.5 million in GTI’s common stock, representing 7,007,794 shares and direct transaction costs of approximately $1.8 million. The purchase consideration has been determined using the closing date of the transaction as December 1, 2003. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between November 26, 2003 and December 2, 2003, which was $27.61 per share. Comincom provides telecommunications services, principally to major hotels, business offices and mobile communication companies through its telecommunications network in Russia, including Moscow, St. Petersburg, Voronezh, Samara and several other major population centers. The Company began consolidating the results of operations of Comincom on December 1, 2003.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

LIABILITES:
Current liabilities	$28,678
Non-current liabilities	17,535

Net assets	$195,344

Consideration and acquisition costs:
GTI shares consideration	193,485
Direct transaction costs	1,859

Total purchase consideration and acquisition costs	$195,344

     The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $17.3 million to telecommunications service contracts intangible assets which are amortized over a weighted average period of approximately 10 years, approximately $26.8 million to contract-based customer relationship intangible assets which are amortized over a weighted average period of approximately 5 years, and approximately $0.5 million to licenses are be amortized over a weighted average period of 4 years. Property and equipment was adjusted to fair value using a net current replacement cost valuation method. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $72.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $15.5 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment and approximately $56.8 million of this goodwill has been assigned to the Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill recorded in connection with the acquisition of 100% of the shares in Comincom. The goodwill is tested for impairment at least annually.
     The following unaudited pro forma combined results of operations for the Company give effect to the Sibchallenge and Comincom business combinations as if they had occurred at the beginning of 2003. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Twelve Months
Ended
December31, 2003
(in thousands, except
per share data)
Revenue	$458,276

Net income	$61,802

Basic earnings per share of common stock:
Net income per share — basic	$1.77

Weighted average common shares — basic	34,990

Diluted earnings per share of common stock:
Net income per share — diluted	$1.74

Weighted average common shares — diluted	35,539

Acquisitions in 2004
     In February 2004, the Company completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDINGS”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. In April 2004, the Company completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, the Company completed the acquisition of the remaining 49% ownership interest in OOO Uralrelcom that the Company did not already own. In May 2004, the Company completed the acquisition of a 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. These acquisitions were purchased for approximately $16.0 million in cash. The results of ST-HOLDINGS have been included in the Company’s consolidated operations since February 1, 2004. The results of Balticom have been included in the Company’s consolidated operations since April 30, 2004. The results of Buzton have been included in the Company’s consolidated operations since May 31, 2004.
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $7.4 million to telecommunications services contracts intangible assets which are amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.2 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $1.9 million of this goodwill has been assigned to Business and Corporate Services reportable segment and approximately $0.3 million has been assigned to Carrier and Operator Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill recorded in connection with the above acquisitions. The goodwill is tested for impairment at least annually.
Acquisitions in 2005
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In September 2005, the Company completed the acquisition of 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for $5.0 million in cash. As a result of this acquisition and combined with the Company’s previous ownership in Sakhalin Telecom, the Company now owns 83% of Sakhalin Telecom. In October 2005, the Company acquired 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $3.0 million consisting of cash consideration of $2.1 million and $0.9 million to be settled in cash upon the satisfactory achievement of certain conditions. The results of Sakhalin Telecom have been included in the Company’s consolidated operations since September 30, 2005. The results of Sochitelecom have been included in the Company’s consolidated operations since October 31, 2005.
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.0 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $1.6 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.3 million has been assigned to Carrier and Operator Services reportable segment and approximately $1.1 million has been assigned to Consumer Internet Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     The pro-forma results of operations that give effect to acquisitions completed in 2005 as if they had occurred at the beginning of the year would not differ from the actual results by a material amount.
     In October 2005, the Company acquired 100% of Antel Rascom, Ltd., a British Virgin Islands company that owns 49% of ZAO Rascom (“Rascom”), an infrastructure and facilities company in northwest region of Russia, for approximately $10.0 million in cash. In December 2005, the Company acquired an additional 5% of Rascom for approximately $1.1 million in cash. The Company has concluded that its 54% investment in Rascom does not qualify for accounting under the consolidation method of accounting because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that the Company controls Rascom. Therefore, the Company accounts for this investment under the equity method.
     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to Alfa. In September 2005, the Company expensed approximately $0.8 million in external legal, financial and consulting fees related to the acquisition of Hudson Telecom, Inc., which the Company decided not to pursue.
Note 6: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
     The components of the Company’s investments in and advances to ventures are as follows:

	December 31,
	2004	2005
	(in thousands)
Equity in net assets acquired	$1,236	$11,565
Goodwill as part of investment	—	1,313
Difference between fair value and historical value of assets acquired	—	(1,095)
Cash advances and other	(494)	(894)

Total investments in and advances to ventures	$742	$10,889

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
     In October 2003, MCT Corp. (“MCT”) declared a cash dividend of $1.90 per Common share. The Company’s portion of this cash distribution was approximately $4.7 million. This cash distribution was received in November 2003 and is classified as part of equity in earnings in the consolidated statement of operations.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s 22.8% investment in MCT no longer qualifies for accounting under the equity method because the majority ownership of MCT is concentrated among a small group of shareholders who operate MCT without regard to the views of the Company and because the Company has attempted to obtain more financial information than is currently available to MCT’s other shareholders and is unable to obtain such information.
Note 7: Supplemental Balance Sheet Information

	December 31,
	2004	2005
	(in thousands)
Other current assets consist of:
Inventory	$8,911	$5,310
Notes receivable	2,338	1,494
Other current assets	5,489	6,205

Total other current assets	$16,738	$13,009

Other non-current assets consist of:
Notes receivable	$1,494	$—
Investments in and advances to ventures	742	10,889
Other non-current assets	6,767	8,763

Total other non- current assets	$9,003	$19,652

Accounts payable and accrued expenses consists of:
Accounts payable	$57,566	$60,043
Accrued compensation	5,605	11,322
Accrued other taxes	2,856	3,132
Accrued access and network services	11,791	12,196
Other accrued expenses	3,656	2,711

Total accounts payable and accrued expenses	$81,474	$89,404

Other current liabilities consists of:
Non-trade liabilities to GTS	$2,904	$2,904
Other current liabilities	668	1,175

Total other current liabilities	$3,572	$4,079

Note 8: Debt Obligations and Capital Leases
     The Company paid interest of $2.0 million, $0.6 million and $0.6 million in 2003, 2004 and 2005, respectively.
     Some of the Company’s operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a Russian subsidiary of Citibank. Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company’s Russian registered ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for the Company’s larger Russian operating companies. The funding level as of December 31, 2005 for all these facilities totaled $0.2 million, of which none was funded to the Company’s consolidated subsidiaries and $0.2 million was funded to the Company’s affiliates. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate (“LIBOR”) plus 1.0 percent per annum (equivalent to approximately 5.3%, on average for loans outstanding, at December 31, 2005) and mature between December 2006 and January 2007.
     In August 2005, the Company entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years and total payments of $4.1 million. The lease is classified as a capital lease in the balance sheet.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table presents minimum lease payments under capital leases:

Lease payments
(in thousands)
2006	$2,179
2007	872
2008	742
2009	631
2010	334

4,758
Less: amount representing interest	477

Total principal payments	$4,281

Note 9: Shareholders’ Equity
Common Stock
     In December 2003, the Company issued 7,007,794 shares of common stock to Telenor in settlement of the purchase price for the acquisition of 100% ownership interest in Comincom, previously held by Telenor.
     In August 2005, the Company issued 27,000 restricted shares of the Company’s common stock, par value $0.01 per share, to senior management of the Company. These restricted shares gradually vest over three years.
     The Company’s outstanding shares of common stock increased by 374,396 shares and 109,000 shares in the twelve months ended December 31, 2004 and 2005, respectively issued in connection with the exercise of employee stock options. The Company has reserved 1,225,681 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.
Preferred Stock
     On May 17, 2000, the Company’s shareholders authorized 10 million shares of preferred stock, none of which have been issued.
Additional Paid-In Capital
     As further described in Note 17, in August 2004, the Company transferred 20% of the ownership interest in GTU to a Ukrainian partner in exchange for services provided by the partner. The excess of the fair value of consideration exchanged for services over the book value of 20% of net assets of GTU in the amount of $1.5 million was recorded as a credit to the consolidated equity.
Dividends
     During 2005, the Company paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for the year. The total amount paid by the Company was $29.1 million.
Note 10: Stock Option and Stock Appreciation Rights Plans
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Option Plan”). The Company has granted and intends to offer stock options to key employees and members of the Board of Directors of the Company. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted to key employees of the Company under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant. Options granted to members of the Board of Directors of the Company under the Option vest over a one-year term from the date of grant and expire five years from the date of grant.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The fair value of options granted under the GTI Option Plan in 2003 are estimated to be between $9.39 and $15.05 per common share, in 2004 are estimated to be $14.59 per common share and, in 2005 are estimated to be $13.44 per common share on the date of grant using the Black Scholes option pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2003	2004	2005
Risk free interest rate	2.89 – 3.55%	4.39%	3.86%
Dividend yield	0.0%	3.0%	3.0%
Expected life (years)	3.0	3.0	3.0
Volatility	104 - 108%	95%	88%
     Additional information with respect to stock options activity is summarized as follows:

	Year Ended December 31,
	2004		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	904,272	$13.48	517,013	$14.18
Options granted	5,000	26.61	2,500	26.32
Options exercised	(374,396)	12.76	(109,000)	13.31
Options expired	—	—	(12,500)	20.88
Options forfeited	(17,863)	12.00	(25,001)	14.00

Outstanding at end of year	517,013	14.18	373,012	14.31

Options exercisable at end of year	448,818	$14.07	369,817	$14.22
     The following table summarizes information about stock options outstanding:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise Prices	Number	Life	Exercise	Number	Exercise
at December 31, 2005:	Outstanding	(In Years)	Price	Exercisable	Price
$12.00	142,856	4.3	$12.00	142,856	$12.00
14.00	149,899	2.1	14.00	149,204	14.00
15.63	55,257	3.6	15.63	55,257	15.63
19.45	10,000	2.4	19.45	10,000	19.45
26.32	2,500	4.4	26.32	—	—
26.61	2,500	3.4	26.61	2,500	26.61
33.25	10,000	4.4	33.25	10,000	33.25
     In September 2005, the Company granted stock appreciation rights (“SARs”) to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company until each such relevant date. If, prior to August 31, 2008 and during the CEO’s period of employment with the Company, the average closing stock price of one share of the Company’s common stock on the NASDAQ National Market, or any such other exchange on which the Company’s common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of the Company’s common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In December 2005, the Company granted SARs with respect to 851,800 shares of the Company’s common stock to senior management and employees of the Company. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan and the EDN Sovintel Stock Appreciation Rights Bonus Plan at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005 in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The aggregate number of shares of common stock which may be issued pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan at the discretion of the grantees, shall be 200,000 shares. The remainder of the SARs provides for a cash settlement. The related obligation is recorded as liability in the consolidated financial statements.
Note 11: Income Taxes
     The Company accounts for income taxes using the liability method required by FASB Statement No. 109 “Accounting for Income Taxes”.
     The components of income before income taxes and minority interest were as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Pretax income (loss):
Domestic	$5,754	$(4,853)	$(8,405)
Foreign	67,560	101,886	125,272

	$73,314	$97,033	$116,867

     The following is the Company’s significant components of the provision for income taxes attributable to continuing operations:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Domestic – current	$—	$—	$—
Domestic – deferred	(1,861)	(373)	2,234
Foreign – current	20,516	35,350	41,630
Foreign – deferred	(1,256)	(4,233)	(6,048)

	$17,399	$30,744	$37,816

     The Company paid income taxes of $17.5 million, $36.1 million and $41.4 million in 2003, 2004 and 2005, respectively.
     US taxable income or losses recorded are reported on the Company’s consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS’ US net operating loss carry-forwards (“NOLs”) in 1999. As of December 31, 2005, the Company had NOLs for US federal income tax purposes of approximately $13.5 million expiring in fiscal years 2019 through 2025. In 2005, the Company recorded a full valuation allowance for NOLs for US federal income tax purposes of $4.7 million, including a $2.2 million or $0.06 per share (both basic and diluted) adjustment to the opening balance of the valuation allowance due to the reassessment of sources of future taxable income in the US. The Company also had NOLs for Cyprus tax purposes of approximately $19.9 million that do not expire. However, the Company has recorded a full valuation allowance for Cyprus NOLs since it does not anticipate recognizing taxable income in Cyprus.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The reconciliation of the US statutory federal tax rate of 35.0% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2003	2004	2005
Tax expense at US statutory rates	(35.0)%	(35.0)%	(35.0)%
Non-deductible expenses	(4.9)	(7.3)	(4.8)
Foreign exchange differences	(0.1)	0.2	(0.3)
Different foreign tax rates	9.3	11.4	11.9
Change in valuation allowance	3.1	0.0	(4.2)
Other permanent differences	3.9	(1.0)	0.0

Tax expense	(23.7)%	(31.7)%	(32.4)%

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company’s deferred tax assets and liabilities:

	December 31,
	2004	2005
	(in thousands)
Deferred Tax Assets:
Net operating loss carry-forwards	$2,793	$5,581
Accrued expenses	2,173	3,314
Deferred revenue	7,639	11,056
Intangible assets	2,832	2,595
Other deferred tax assets	1,180	2,550
Valuation allowance	(3,537)	(8,441)

Total deferred tax asset	$13,080	$16,655

Deferred Tax Liabilities:
Accrued revenue	$16	$—
Deferred expenses	1,958	2,812
Intangible assets	23,472	21,337
Fixed assets	3,720	5,500
Other deferred tax liabilities	295	299

Total deferred tax liability	$29,461	$29,948

Net deferred tax liability	$(16,381)	$(13,293)

     The following table presents the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2005 attributable to different tax paying components in different tax jurisdictions:

	December 31,
	2004	2005
	(in thousands)
Deferred Tax Assets:
US tax component	$2,234	$—
Foreign tax component	10,846	16,655

Total deferred tax asset	$13,080	$16,655

Deferred Tax Liability:
US tax component	$—	$—
Foreign tax component	29,461	29,948

Total deferred tax liability	$29,461	$29,948

Net deferred tax liability	$(16,381)	$(13,293)

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. Also in December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004”. The adoption of these new rules did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, since the Company does not have any substantive operations in the US.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 12: Commitments and Contingencies
Leases
     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to five years. Rental expense for operating leases aggregated $4.9 million, $6.5 million, and $9.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.
     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2005, are as follows: 2006 — $9.5 million, 2007 — $2.6 million, 2008 — $2.2 million, 2009 — $1.8 million, 2010 — $0.4 million, and thereafter — $0.2 million.
Other Commitments and Contingencies
     The Company has future purchase commitments of $86.8 million as of December 31, 2005.
     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 8. The Company expects that all the collateralized debt will be repaid by the ventures.
Major Customers
     The Company had one major customer in the Carrier and Operator reporting segment, representing $27.6 million, or 8%, of total revenues in 2003, $31.0 million, or 5%, of total revenues in 2004 and $26.3 million, or 4%, of total revenue in 2005.
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2004 and 2005. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned subsidiary, Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to a claim against Comincom, which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on July 8, 2004. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in connection with Comincom in the amount of $0.8 million for the years ended December 31, 2001 and 2002. Comincom filed a lawsuit against the tax inspectorate disputing the claims, and the court ruled in favor of the Company by dismissing the tax inspectorate’s claim on January 21, 2005. On July 11, 2005, the third instance court decided that the case against Comincom shall be reverted to the first instance court for new consideration. The first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on October 24, 2005. The tax inspectorate did not appeal this decision in the first instance court. In addition, the tax inspectorate did not appeal this decision in the second instance court. The Company expects that the tax inspectorate will appeal this decision in the third instance court. The term for last appeal expires on March 22, 2006. The Company does not consider an unfavorable outcome probable for this claim. Since the tax claim relates to the period before the Company acquired 100% of shares of Comincom, the claims are covered by the indemnification provisions of the Share Exchange Agreement between the Company and Telenor. Therefore, in case of an unfavorable outcome of this litigation, the Company intends to seek indemnification from Telenor.
     In March 2005, the Company reversed a $2.0 million accrued liability related to estimated taxes, including $0.6 million related to income taxes. This accrued liability was recorded upon the acquisition of one of the Company’s Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate. The net effect of the reversal of this accrued liability was $1.4 million reduction in selling, general and administrative expenses in the twelve months ended December 31, 2005, and $0.6 million reduction in intangible assets for the portion associated with income tax.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company has incurred approximately $2.6 million in Russian Federation USF charges for May through December 2005 which is recorded in selling, general and administrative expense.
     On May 31, 2005, the Company received a DLD/ILD license in Russia valid until May 31, 2012. The Company is required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company has construction a Federal Transit Network (“FTN”) in compliance with the Telecommunications Law and the DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. The Company has obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. Although construction of the 88 connection points has been completed, the Company is awaiting formal commissioning by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies. Such tariffs are to be established by Rossvyaznadzor, and in the absence of such regulated tariffs the incumbent Svyazinvest companies may attempt to impose their independently established tariffs on alternative long-distance operators. The tariffs will be paid by long-distance operators to the incumbent Svyazinvest local and zonal operators for each minute of long distance traffic that is carried such that all long-distance operators will be cross-subsidizing the local and zonal network of the Svyazinvest companies. However, to minimize the impacts of such payments to the incumbent companies, the Company has received licenses to provide zonal services in all the regions of the Russian Federation, and the Company is developing plans to construct zonal networks in selected regions.
     On September 20, 2005, the National Commission of Communication’s Regulation in Ukraine issued an international license (“Ukrainian International License”) to Golden Telecom Ukraine (“GTU”). The Ukrainian International License allows GTU to provide international telecommunications services throughout all of Ukraine, allows the leasing of channels to third parties, and increases GTU’s potential as an international telecommunications carrier.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Note 13: Related Party Transactions
     Transactions with the Company’s equity investees, Alfa, OAO Rostelecom (“Rostelecom”), and Telenor, significant shareholders of the Company, were as follows, for the years ended December 31:

	2003	2004	2005
	(in thousands)
Revenue from equity investees	$98	$116	$363
Revenue from Rostelecom	575	404	646
Revenue from Telenor	3	139	470
Revenue from Alfa	1,134	1,798	3,158

	$1,810	$2,457	$4,637

Cost of revenue from equity investees	4,790	4,798	3,038
Cost of revenue from Rostelecom	16,860	25,809	23,979
Cost of revenue from Telenor	27	332	605
Cost of revenue from Alfa	—	56	—

	$21,677	$30,995	$27,622

     The revenue and cost of revenue from Telenor included in the income statement represents revenue and cost of revenue from December 2003, the date Telenor became a shareholder.
     Included in other current assets at December 31, 2004 is approximately $0.3 million of accounts receivable from Alfa, approximately $0.1 million of accounts receivable from Rostelecom, and approximately $0.1 million of accounts receivable from Telenor. Included in other current assets at December 31, 2005 is approximately $0.5 million of accounts receivable from Alfa, and approximately $0.2 million of accounts receivable from Telenor.
     The Company maintains bank accounts with Alfa, which acts as one of the clearing agents for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2004 and 2005. In addition, certain of the Company’s Russian subsidiaries maintain current accounts with Alfa. The amounts on deposit were $0.1 million at December 31, 2004 and $0.2 million at December 31, 2005.
     The Company maintains bank accounts with International Moscow Bank. The spouse of the Company’s President is a member of the Executive Board of Directors of International Moscow Bank. The amounts on deposit were approximately $1.7 million at December 31, 2004 and $2.6 million at December 31, 2005.
     In 2003, the Company incurred approximately $0.3 million in advisory fees from Alfa in relation to the acquisition of Sibchallenge. In addition, in 2003 the Company incurred approximately $0.1 million in advisory from Alfa related to a potential acquisition that was subsequently withdrawn from the market. In 2005, the Company expensed approximately $0.1 million in advisory fees from Alfa in relation to a potential acquisition opportunity the Company decided not to pursue.
     The Company purchased consulting services from Alfa in the amount of $0.5 million and $0.7 million in the years ended December 31, 2004 and 2005, respectively.
     In December 2003, the Company entered into a one year agreement with Alfa to provide the Company with property and equipment liability insurance. The amount payable under this agreement was approximately $0.2 million. The Company extended this agreement until February 2005 and in February 2005, the Company entered into a one year agreement with Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement is approximately $0.4 million.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A member of the Company’s Board of Directors is a relative of the general director of two Russian based telecommunications services providers. The Company received revenue from these two telecommunications services providers in the amount of approximately $5.3 million and $5.1 million for the years ended December 31, 2004 and December 31, 2005, respectively and incurred costs to these two telecommunications services providers in the amount of approximately $1.9 million and $1.3 million in the years ended December 31, 2004 and December 31, 2005, respectively. At December 31, 2004, the Company had accounts receivable of approximately $0.7 million and accounts payable of approximately $0.3 million with these two telecommunications services providers. At December 31, 2005, the Company had accounts receivable of approximately $0.9 million and zero accounts payable with these two telecommunications services providers.
Note 14: Segment Information
Line Of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of business for the twelve months ended December 31, 2003, 2004 and 2005, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Twelve Months Ended December 31, 2003

Revenue from external customers	$188,087	$128,048	$30,775	$13,895	$—	$360,805	$360,534	$(4,861)	$4,590
Intersegment revenue	649	793	—	—	(1,442)	—	—	—	—
Operating income (loss)	47,603	26,503	(2,457)	5,278	(6,976)	69,951	69,731	(220)	—
Identifiable assets	385,087	236,635	52,584	6,566	52,042	732,914	729,226	(3,688)	—
Capital expenditures	40,231	20,317	2,851	569	90	64,058	63,737	(321)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Twelve Months Ended December 31, 2004

Revenue from external customers	$324,814	$198,027	$45,515	$15,808	$—	$584,164	$583,978	$(4,710)	$4,524
Intersegment revenue	—	1,016	—	—	(1,016)	—	—	—	—
Operating income (loss)	72,345	28,637	2,159	4,729	(11,756)	96,114	95,536	(578)	—
Identifiable assets	435,276	261,424	57,732	5,693	49,562	809,687	805,768	(3,919)	—
Capital expenditures	80,107	33,223	4,920	1,025	178	119,453	118,101	(1,352)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Twelve Months Ended December 31, 2005

Revenue from external customers	$387,532	$222,904	$44,484	$14,103	$—	$669,023	$667,379	$(4,449)	$2,805
Intersegment revenue	—	52	—	—	(52)	—	—	—	—
Operating income (loss)	102,415	27,894	(1,322)	3,523	(16,268)	116,242	115,942	(300)	—
Identifiable assets	494,266	323,278	67,511	2,855	21,759	909,669	882,211	(27,458)	—
Capital expenditures	89,386	32,879	8,360	367	132	131,124	130,775	(349)	—

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of December 31, 2003, 2004 and 2005 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
		(in thousands)
Year ended December 31, 2003
Revenue	$318,426	$44,524	$(2,416)	$360,534
Long-lived assets	509,339	24,236	2,886	536,461

Year ended December 31, 2004
Revenue	$522,018	$64,455	$(2,495)	$583,978
Long-lived assets	563,856	27,995	11,116	602,967

Year ended December 31, 2005
Revenue	$593,640	$73,816	$(77)	$667,379
Long-lived assets	611,788	44,801	14,092	670,681
Note 15: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Twelve Months Ended
	December 31,
	2003	2004	2005
	(in thousands)
Issuance of common stock in connection with acquisitions	$193,485	$—	$—
Amounts payable in connection with business acquisitions	—	400	885
Capitalized leased assets	420	—	3,580
Note 16: Long Term Incentive Bonus Program
     In July 2004, the Board of Directors of the Company adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. In February 2006, the Board of Directors of the Company discontinued the LTIBP effective January 1, 2005. Accordingly, in the fourth quarter of 2005 the Company recorded a reduction in compensation expense of $ 1.8 million. During the twelve months ended December 31, 2005 the Company did not record any expense associated with the LTIBP. The Company has not granted any shares under the LTIBP.
Note 17: Sale of Minority Interest in Subsidiary
     Recognizing that many of the markets in which the Company operates are complex, in particular as it relates to business, regulatory, political and cultural matters, the Company occasionally seeks experienced local partners to assist in markets where the Company is likely to encounter operational difficulties. GTI has been cooperating with local partners in Ukraine to resolve commercial and regulatory disputes with monopoly operators and regulatory authorities in Ukraine but had not previously finalized the compensation arrangement for the services. In addition to or in lieu of cash compensation, the Board of Directors approved the sale of a non-controlling interest in GTU to such parties.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In December 2005, in connection with an increase of GTU registered capital, the Company received a $3.8 million cash contribution from the minority partner of GTU.
Note 18: Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(in thousands, except per share data)
Revenues	$133,174	$138,873	$152,713	$159,218
Cost of Revenues	68,279	70,215	77,953	84,141
Gross Margin	64,895	68,658	74,760	75,077
Selling, general and administrative	26,393	25,118	29,518	31,826
Net income	14,651	16,909	16,111	17,112
Net income per share(1)- basic	0.41	0.47	0.44	0.47
Net income per share(1)- diluted	0.40	0.46	0.44	0.47

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Revenues	$156,465	$165,509	$169,930	$175,475
Cost of Revenues	79,997	86,191	88,345	92,999
Gross Margin	76,468	79,318	81,585	82,476
Selling, general and administrative	27,586	28,828	30,967	32,509
Net income	20,027	19,767	18,395	17,884
Net income per share(1)-basic	0.55	0.54	0.51	0.49
Net income per share(1)- diluted	0.55	0.54	0.50	0.49

(1)	The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.
Note 19: Subsequent Events
     In February 2006, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. The Company will pay the total amount of approximately $7.3 million to shareholders on March 31, 2006.
     The Company’s wholly-owned subsidiary, Sovintel, is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on February 1, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $1.9 million for the years ended December 31, 2002 and 2003. On February 16, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. The Company does not consider an unfavorable outcome probable for this claim.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLC, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Golden Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Golden Telecom, Inc.’s and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLC
Moscow, Russia
March 15, 2006

ITEM 9B. Other Information
     On March 10, 2006, Mr. Ashley Dunster resigned from further service as a member of our Board of Directors effective March 15, 2006. Mr. Dunster has been a member of our Board of Directors since December 1999. Mr. Dunster tendered his resignation for personal reasons, to focus on his current business obligations, and not as result of any disagreements with Golden Telecom, Inc. In conjunction with Mr. Dunster’s resignation from our Board of Directors, he will resign from the Audit Committee of the Board of Directors effective March 15, 2006.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 (other than the information required by Item 406 of Regulation S-K) is incorporated herein by reference to the section entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for our 2006 Annual Meeting of Shareholders that we will file by April 30, 2006.
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
ITEM 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” of our proxy statement for our 2006 Annual Meeting of Shareholders that we will file by April 30, 2006.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated herein by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” of our proxy statement for our 2006 Annual Meeting of Shareholders that we will file by April 30, 2006.
     The information with respect to Item 201(d) of Regulation S-K as of December 31, 2005 is as follows:
Equity Compensation Plan Information
     The following table provides information on securities that were authorized for issuance under equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)).
Equity compensation plan approved by security holders	373,012	$14.31	852,699
Equity compensation plan not approved by security holders	200,000	$26.81	—

Total	573,012		852,699

     Please refer to note 10 — “Stock Option and Stock Appreciation Rights Plans” of the Audited Financial Statements contained within this document, for a description of our equity compensation plans.
ITEM 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” of our proxy statement for our 2006 Annual Meeting of Shareholders that we will file by April 30, 2006.
ITEM 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated herein by reference to the section entitled “Ratification of Appointment of Auditors” of our proxy statement for our 2006 Annual Meeting of Shareholders that we will file by April 30, 2006.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements of the Company are included as part of this document:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2004 and 2005

•	Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
We have furnished Schedule II – Valuation and Qualifying Accounts on Page 109.
All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.
b) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791)).
3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 12, 2005).
4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).
10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).
10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).
10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

Exhibit
Number		Description of Exhibit
10.4		Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).
10.5		Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).
10.6	(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).
10.6	(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).
10.7	(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).
10.7	(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).
10.8		EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).
10.9		Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).
10.10		Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).
10.11		Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).
10.12		Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).
10.13		Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Finanical Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).
10.14*		Employment agreement between Golden Telecom, Inc. and Derek Bloom, Senior Vice President and General Counsel.
10.15		Employment Agreement and Amendments No. 1, 2, 3 and 4 thereto, between EDN Sovintel and Nikolay Tokarev, Interim Chief Finanical Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 11, 2006).
10.16		Employment Agreement and Amendments No. 1 thereto, between Golden TeleServices, Inc. and Nikolay Tokarev, Interim Chief Financial Officer and Treasurer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated January 11, 2006).
10.17*		Schedule of Compensation Arrangements with Directors.
21.1*		List of subsidiaries of Golden Telecom, Inc.
23.1*		Consent of Ernst & Young LLC, Independent Registered Public Accounting Firm.
24.1*		Powers of Attorney (included on signature page).
31.1*		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 16th day of March, 2006.

GOLDEN TELECOM, INC. (Registrant)
By:	/s/ NIKOLAY TOKAREV

Name:	Nikolay Tokarev
Title:	Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ MICHAEL D. WILSON

Name: Title:	Michael D. Wilson Vice President and Corporate Controller (Principal Accounting Officer)
     We, the undersigned officers and directors of Golden Telecom, Inc. hereby severally constitute and appoint, Derek Bloom, and Michael Wilson and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, in each case, with our names and on our behalf in our capacities as officers and directors to enable Golden Telecom, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said annual report on Form 10-K and any and all amendments thereto.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated

Signature	Title	Date

/s/ JEAN-PIERRE VANDROMME Jean-Pierre Vandromme	Chief Executive Officer (Principal Executive Officer)	March 16, 2006
/s/ PETR AVEN Petr Aven	Chairman of the Board of Directors	March 16, 2006
Vladimir Androsik	Director
Vladimir Bulgak	Director
/s/ MICHAEL CALVEY Michael Calvey	Director	March 16, 2006
/s/ DAVID HERMAN David Herman	Director	March 16, 2006
/s/ KJELL MORTEN JOHNSEN Kjell Morten Johnsen	Director	March 16, 2006
/s/ ALEXEY KHUDYAKOV Alexey Khudyakov	Director	March 16, 2006
/s/ DMITRY KOROL Dmitry Korol	Director	March 16, 2006
/s/ OLEG MALIS Oleg Malis	Director	March 16, 2006
/s/ JAN EDVARD THYGESEN Jan Edvard Thygesen	Director	March 16, 2006
/s/ NIKOLAY TOKAREV Nikolay Tokarev	Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2006

Signature	Title	Date
/s/MICHAEL D. WILSON Michael D. Wilson	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Golden Telecom, Inc.

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
	Balance at	Charged to	Reserves		Balance at
	Beginning	Costs and	From		End
Description	of Period	Expenses	Acquisitions	Deductions	of Period
Allowance for doubtful accounts at 12/31/05	23,205	7,967	53	(3,898)	27,327
Allowance for doubtful accounts at 12/31/04	13,896	10,065	117	(873)	23,205
Allowance for doubtful accounts at 12/31/03	8,686	3,592	2,966	(1,348)	13,896

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791)).
3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 12, 2005).
4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).
10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).
10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).
10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

Exhibit
Number		Description of Exhibit
10.4		Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).
10.5		Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).
10.6	(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).
10.6	(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).
10.7	(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).
10.7	(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).
10.8		EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).
10.9		Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).
10.10		Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).
10.11		Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).
10.12		Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).
10.13		Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Finanical Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).
10.14*		Employment agreement between Golden Telecom, Inc. and Derek Bloom, Senior Vice President and General Counsel.
10.15		Employment Agreement and Amendments No. 1, 2, 3 and 4 thereto, between EDN Sovintel and Nikolay Tokarev, Interim Chief Finanical Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 11, 2006).
10.16		Employment Agreement and Amendments No. 1 thereto, between Golden TeleServices, Inc. and Nikolay Tokarev, Interim Chief Financial Officer and Treasurer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated January 11, 2006).
10.17*		Schedule of Compensation Arrangements with Directors.
21.1*		List of subsidiaries of Golden Telecom, Inc.
23.1*		Consent of Ernst & Young LLC, Independent Registered Public Accounting Firm.
24.1*		Powers of Attorney (included on signature page).
31.1*		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.