Form 10-Q
period 2006-03-31
GOLDEN TELECOM INC
filed 2006-05-10
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0391303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Representative Office Golden TeleServices, Inc.
1 Kozhevnichesky Proezd
Moscow, Russia	115114
(Address of principal executive office)	(Zip Code)
(011-7-501) 797-9300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐            Accelerated Filer ☑            Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
     At May 5, 2006, there were 36,615,534 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements of Golden Telecom, Inc.
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,176	$49,262
Accounts receivable, net of allowance for doubtful accounts of $27,327 and $29,781 at December 31, 2005 and March 31, 2006, respectively	91,709	105,639
VAT receivable	21,986	16,022
Prepaid expenses	8,083	7,467
Taxes receivable, excluding VAT	181	6,653
Deferred tax asset	8,994	9,556
Other current assets	12,828	13,725

TOTAL CURRENT ASSETS	210,957	208,324

Property and equipment, net of accumulated depreciation of $247,096 and $263,804 at December 31, 2005 and March 31, 2006, respectively	407,907	419,964

Goodwill and intangible assets:
Goodwill	149,249	151,574

Intangible assets, net of accumulated amortization of $60,648 and $65,596 at December 31, 2005 and March 31, 2006, respectively	93,880	91,800

Net goodwill and intangible assets	243,129	243,374
Restricted cash	566	226
Other non-current assets	19,652	20,248

TOTAL ASSETS	$882,211	$892,136

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2005	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,404	$92,501
VAT payable	17,190	6,786
Current capital lease obligation	1,941	1,620
Deferred revenue	16,799	18,273
Due to affiliates and related parties	2,470	2,691
Other current liabilities	4,079	4,965

TOTAL CURRENT LIABILITIES	131,883	126,836

Long-term debt, less current portion	27	27
Long-term deferred tax liability	22,287	21,835
Long-term deferred revenue	30,878	31,911
Long-term capital lease obligations	2,340	2,144
Other non-current liabilities	—	1,337

TOTAL LIABILITIES	187,415	184,090

Minority interest	19,693	20,986

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and March 31, 2006)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,458,490 and 36,485,635 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively)	365	365
Additional paid-in capital	671,998	672,011
Deferred equity compensation	(455)	—
Retained earnings	3,195	14,684

TOTAL SHAREHOLDERS’ EQUITY	675,103	687,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,211	$892,136

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
REVENUE:

Telecommunication services	$155,598	$176,647
Revenue from affiliates and related parties	867	1,493

TOTAL REVENUE	156,465	178,140

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	79,997	93,393
Selling, general and administrative (excluding depreciation and amortization)	27,586	33,881
Depreciation and amortization	19,721	22,649

TOTAL OPERATING COSTS AND EXPENSES	127,304	149,923

INCOME FROM OPERATIONS	29,161	28,217

OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	(98)	324
Interest income	376	647
Interest expense	(87)	(76)
Foreign currency gain	364	906

TOTAL OTHER INCOME	555	1,801

Income before minority interest and income taxes	29,716	30,018
Minority interest	546	1,138
Income taxes	9,143	9,414

Income before cumulative effect of a change in accounting principle	20,027	19,466

Cumulative effect of a change in accounting principle, net of tax of $52	—	681

NET INCOME	$20,027	$18,785

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	0.55	0.54
Cumulative effect of a change in accounting principle	—	0.02

Net income per share — basic	$0.55	$0.52

Weighted average common shares — basic	36,324	36,473

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	0.55	0.53
Cumulative effect of a change in accounting principle	—	0.02

Net income per share — diluted	$0.55	$0.51

Weighted average common shares — diluted	36,575	36,657

Cash dividends per common share	$0.20	$0.20

See notes to condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
OPERATING ACTIVITIES:
Net income	$20,027	$18,785
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	15,182	17,701
Amortization	4,539	4,948
Equity in (earnings) losses of ventures	98	(324)
Foreign currency gain	(364)	(906)
Bad debt expense	2,609	2,808
Stock appreciation rights compensation expense	—	1,893
Cumulative effect of a change in accounting principle, net of tax	—	681
Other	(878)	(166)
Changes in assets and liabilities:
Accounts receivable	(8,215)	(15,513)
Accounts payable and accrued expenses	6,182	8,112
VAT, net	1,126	(4,432)
Other changes in assets and liabilities	(1,385)	(5,345)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,921	28,242

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(21,717)	(38,090)
Acquisitions, net of cash acquired	(946)	(2,942)
Restricted cash	(4)	340
Other investing	455	1,776

NET CASH USED IN INVESTING ACTIVITIES	(22,212)	(38,916)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	24	235
Cash dividends paid	(7,264)	(7,296)
Other financing	(633)	(517)

NET CASH USED IN FINANCING ACTIVITIES	(7,873)	(7,578)

Effect of exchange rate changes on cash and cash equivalents	137	338

Net increase (decrease) in cash and cash equivalents	8,973	(17,914)
Cash and cash equivalents at beginning of period	53,699	67,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,672	$49,262

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
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2006, may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2005		As of March 31, 2006
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$99,366	$(32,009)	$101,804	$(34,810)
Contract-based customer relationships	5 years	36,849	(18,241)	36,849	(20,005)
Licenses	8 years	7,176	(3,182)	7,208	(3,394)
Other intangible assets	4 years	11,137	(7,216)	11,535	(7,387)

Total		$154,528	$(60,648)	$157,396	$(65,596)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three months ended March 31, 2005, and 2006, respectively, comprehensive income for the Company is equal to net income.
Stock-Based Compensation
     Until January 1, 2006, the Company followed the provisions of Statement on Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan and Stock Appreciation Rights (“SAR“s) Plans. SFAS No. 123 generally allowed companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The fair value method required compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The Company had elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The effect of applying SFAS No. 123 on the reported net income and net income per share for the three months ended March 31, 2005 is as follows:

Three Months Ended
March 31, 2005
(in thousands, except per share data)
Net income, as reported	$20,027
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	181

Pro forma net income	$19,846

Net income per share:
Basic — as reported	$0.55
Basic — pro forma	0.55
Diluted — as reported	0.55
Diluted — pro forma	0.54
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
     The Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method which requires the application of SFAS No. 123R in its accounting for SARs and stock options. Prior to the adoption of SFAS No. 123R, the Company accounted for SARs by remeasuring the intrinsic value of the SARs at each reporting period and adjusted compensation expense and the related liability for the change in the intrinsic value. From January 1, 2006, the Company accounts for SARs at fair value. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $1.6 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.3 million for the three months ended March 31, 2006. In addition, the Company recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.2 million, net of tax, for the three months ended March 31, 2006, equivalent to $0.06 per common share — basic and $0.06 per common share — diluted, representing compensation expense in connection with SARs (see note 6). Compensation expense recorded in connection with outstanding stock options was negligible for the three months ended March 31, 2006.
Income Taxes
     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of APB No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the tax rates currently applicable to the Company in the United States and to the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, where the Company’s partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Recent Accounting Pronouncements
Exchanges of Nonmonetary Assets
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s results of operations, financial position or cash flow.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s results of operations, financial position or cash flow.
Note 3: Net Income Per Share
     Basic earnings per share at March 31, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended March 31, 2005 and 2006 was 10,000 stock options.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The components of basic and diluted earnings per share were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2006
	(in thousands, except earnings
	per share)
Income before cumulative effect of a change in accounting principle	$20,027	$19,466

Weighted average outstanding of:
Common stock shares	36,324	36,473

Dilutive effect of:
Employee stock options	251	184

Common stock and common stock equivalents	36,575	36,657

Earnings per share before cumulative effect of a change in accounting principle:
Basic	$0.55	$0.54

Diluted	$0.55	$0.53

Note 4: Business Combinations
     In March 2006, the Company completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider in the Russian Republic of Tatarstan, for approximately $4.0 million consisting of cash consideration of $3.0 million and $1.0 million recorded as a liability. The Company has consolidated the financial position of Tatintelcom as of March 31, 2006. However, given the proximity of the acquisition to the Company’s quarter end, consolidation of the results of operations will commence from April 1, 2006.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $1.8 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.3 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. Approximately $0.8 million of this goodwill has been assigned to Business and Corporate Services reportable segment and approximately $1.5 million has been assigned to Carrier and Operator reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
Note 5: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 2,000 shares and 32,959 shares in the three months ended March 31, 2005 and 2006, respectively, which were issued in connection with the exercise of employee stock options. In March 2006, the Company cancelled 5,814 restricted shares of the Company’s common stock.
     At March 31, 2006, there were 8,485 unvested restricted shares of the Company’s common stock with a value of $0.2 million. These restricted shares were issued to senior management of the Company in August 2005 and vest gradually over three years.
Dividends
     In February 2006, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. The Company paid the total amount of approximately $7.3 million to shareholders on March 31, 2006.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 6: Stock Option and Stock Appreciation Rights Plans
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Option Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted to key employees of the Company under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant. Options granted to members of the Board of Directors of the Company under the Option Plan vest over a one-year term from the date of grant and expire five years from the date of grant. At March 31, 2006, there were 340,053 stock options outstanding under the Option Plan. No stock options were granted during the three months ended March 31, 2006.
     In September 2005, the Company granted SARs to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to August 31, 2008 and during the CEO’s period of employment with the Company, the average closing stock price of one share of the Company’s common stock on the NASDAQ National Market, or any such other exchange on which the Company’s common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of the Company’s common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and the Company shall make a payment to the CEO upon the termination of employment for any reason with respect to the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     The Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”), which are approved by the Company’s Board of Directors, permit the grant of SARs to the Company’s senior management and employees. SAR awards are granted at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees, shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     The fair value of each SAR award is estimated at the end of each reporting period using the Monte Carlo simulation-based valuation model that uses the assumptions described in the table below. Estimated volatilities are based on historical volatility of the Company’s stock for the period matching the awards’ expected term. The Company uses historical data to estimate SAR exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of SARs granted is derived from the output of the SAR valuation model and represents the period of time that SARs granted are expected to be outstanding. The risk-free rate for periods within the expected term of the SAR is based on the US Treasury yield curve in effect at the end of the reporting period.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended
March 31, 2006
Weighted-average volatility	51.0%
Expected dividend yield	2.7%
Expected term	1.84 — 5 years
Risk-free rate	4.8%
     A summary of activity under the SAR Plans as of March 31, 2006, and changes during the three months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	60,000	31.46
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(4,000)	28.89

Outstanding at March 31, 2006	1,307,800	29.29	$561

Exercisable at March 31, 2006	—	$—	$—
     The weighted-average fair value of SARs outstanding as of March 31, 2006 was $10.72 per SAR. As of March 31, 2006, there was $10.7 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 1.84 years.
Note 7: Commitments and Contingencies
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2006. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned subsidiary, EDN Sovintel LLC (“Sovintel”), was engaged in litigation with the Russian tax inspectorate in regard to a claim against OAO Comincom (“Comincom”), which merged into Sovintel on December 1, 2004, issued by the tax inspectorate on July 8, 2004. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in connection with Comincom in the amount of $0.8 million for the years ended December 31, 2001 and 2002. Comincom filed a lawsuit against the tax inspectorate disputing the claims, and the court ruled in favor of the Company by dismissing the tax inspectorate’s claim on January 21, 2005. On July 20, 2005, the third instance court decided that the case against Comincom shall be reverted to the first instance court for new consideration. The first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on December 22, 2005. The tax inspectorate did not appeal this decision in the second instance court. The third instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on March 31, 2006.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on February 1, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $1.9 million for the years ended December 31, 2002 and 2003. On February 16, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. On March 27, 2006, the first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim. The Company expects that the tax inspectorate will appeal this decision. The term for appeal expired on May 3, 2006. The Company considers a favorable outcome probable for this claim.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company has incurred approximately $1.0 million in USF charges for the three months ended March 31, 2006 which is recorded in selling, general and administrative expense. On February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the Government.
     On May 31, 2005, the Company received a DLD/ILD license in Russia which is valid until May 31, 2012. The Company is required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company has constructed a Federal Transit Network (“FTN”) in compliance with the Telecommunications Law and the DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. The Company has obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks. The Company learned informally on March 3, 2006 that codes of access for the Company’s long distance services that are part of the approval to operate the FTN were granted. However, on March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of the new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. The Company expects to sign interconnection agreements with all zonal operators by the end of May 2006.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies and other incumbent operators. Such tariffs are to be established by Rossvyaznadzor. However, during the first quarter of 2006, in the absence of such regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their independently established tariffs on alternative long distance, zonal and local operators. The tariffs will be paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators will be cross-subsidizing the local and zonal network of the incumbent operators. However, to minimize the impact of such payments to the incumbent operators, the Company has received licenses to provide zonal services in all the regions of the Russian Federation.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company has future purchase commitments of $78.0 million as of March 31, 2006. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.
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
Note 8: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
     The components of the Company’s investments in and advances to ventures are as follows:

	As of December 31,	As of March 31,
	2005	2006
	(in thousands)
Equity in net assets acquired	$11,565	$11,954
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,095)	(1,160)
Cash advances and other	(894)	(1,073)

Total investments in and advances to ventures	$10,889	$11,034

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances and loans. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
Note 9: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three months ended March 31, 2005 and 2006, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2005
Revenue from external Customers	$88,087	$52,979	$11,784	$3,623	$—	$156,473	$156,465	$(551)	$543
Intersegment revenue	—	8	—	—	(8)	—	—	—	—
Operating income (loss)	23,194	7,745	1,716	1,091	(4,632)	29,114	29,161	47	—
Identifiable assets	449,927	275,819	58,503	4,560	39,390	828,199	824,561	(3,638)	—
Capital expenditures	14,111	5,387	946	97	89	20,630	20,625	(5)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2006
Revenue from external customers	$103,359	$62,423	$12,259	$2,590	$—	$180,631	$178,140	$(3,879)	$1,388
Intersegment revenue	—	12	—	—	(12)	—	—	—	—
Operating income (loss)	26,229	7,033	(363)	534	(4,454)	28,979	28,217	(762)	—
Identifiable assets	498,620	333,254	68,821	2,865	17,116	920,676	892,136	(28,540)	—
Capital expenditures	20,805	8,035	2,895	47	5	31,787	31,587	(200)	—
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of March 31, 2005 and 2006 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Three months ended March 31, 2005
Revenue	$139,493	$17,553	$(581)	$156,465
Long-lived assets	565,693	27,757	10,523	603,973

Three months ended March 31, 2006
Revenue	$159,050	$17,695	$1,395	$178,140
Long-lived assets	625,435	46,281	11,857	683,573
Note 10: Subsequent Events
     In April 2006, the Company completed the acquisition of 100% ownership interest in TTK LLC, a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 million to be settled in cash upon satisfactory achievement of certain conditions.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In April 2006, the National Commission for Communication’s Regulation in Ukraine issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), the Company’s subsidiary in Ukraine, for provision of mobile services in 22 regions of Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine. Payment of the $5.5 million license fee was made on May 10, 2006. The Company is required under the license to begin using the assigned radio frequency not later than October 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 278 access points in Russia and other countries of the CIS as of March 31, 2006, a 22% increase from 227 access points as of March 31, 2005. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
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
     Traditionally, we have competed for customers on the basis of network quality, customer service and range of services offered. During the past several years, other telecommunications operators have also introduced high-quality services to the segments of the business market in which we operate. Competition with these operators is intense, and frequently results in declining prices for some of our services, which adversely affect our revenues. In addition, some of our competitors do not link their prices to the United States dollar (“USD”) — ruble exchange rate, so when the ruble devalues, their prices effectively become lower in relation to our prices, which are mostly set in USD. The ruble exchange rate with the USD has become relatively stable since early 2000 and has appreciated in 2005 and during the first quarter of 2006, so price pressures associated with devaluation have eased considerably. We cannot be certain that the exchange rate will remain stable in the future and therefore we may experience additional price pressures.
     In the first quarter of 2006, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.

Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In March 2006, we completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider in the Russian Republic of Tatarstan, for approximately $4.0 million consisting of cash consideration of $3.0 million and $1.0 million recorded as a liability. We have consolidated the financial position of Tatintelcom as of March 31, 2006. However, given the proximity of the acquisition to our quarter end, consolidation of the results of operations will commence from April 1, 2006.
     In April 2006, we completed the acquisition of 100% ownership interest in TTK LLC, a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 million to be settled in cash upon satisfactory achievement of certain conditions.
     These acquisitions have enabled us to realize new opportunities in Russia and Ukraine by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure, and furthering our consumer broadband strategy.
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $1.0 million in USF charges for the three months ended March 31, 2006. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the Government. We continue to have regular dialogue about these current regulatory issues with the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”).
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. To date, we are one of two alternative operators who have complied with these requirements. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications, and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. Additionally, we learned informally on March 3, 2006 that codes of access to our long distance services that are part of the approval to operate our FTN were granted. However, on March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of the new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. We expect to sign interconnection agreements with all zonal operators by the end of May 2006.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies and other incumbent operators. Such tariffs are to be established by Rossvyaznadzor. However, during the first quarter of 2006, in the absence of such regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their independently established tariffs on alternative long distance, zonal and local operators. The tariffs will be paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators will be cross-subsidizing the local and zonal network of the incumbent operators. However, to minimize the impact of such payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. In the first quarter of 2006, we started construction of the zonal networks in 10 regions of the Russian Federation, and we are planning to construct zonal networks in 26 regions in total.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. The timing of such revenue increase is subject to and dependent upon formal commissioning of our FTN. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent Svyazinvest companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by 2008. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We will incur additional costs payable to the local operators acting as our agents in the form of commission fees. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that would introduce calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, all incoming calls, on fixed and mobile lines, in Russia will be free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Currently, subscribers of fixed-line telephones do not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules will impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. However, the potential increase in revenues due to the introduction of the CPP Rules will be partially offset by the introduction of the termination rates to mobile networks effective May 1, 2006.
     In February 2005, we received notice from OAO Vimpel Communications (“Vimpelcom”), our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations issued by the Russian Ministry of Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies. In April 2006, Vimpelcom received a DLD/ILD license. Vimpelcom is required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than December 12, 2007. However, until Vimpelcom completes all technical requirements and obtains formal commissioning by Rossvyaznadzor, we do not expect this carrier to reduce its traffic volumes.
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
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. However, under the Ukrainian tax regime, if the draft law is approved by Verkhovna Rada and the Ukrainian President by the end of 2006, it can only become effective from the new fiscal year starting on January 1, 2007.
     In April 2006, the National Commission for Communication’s Regulation in Ukraine issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine, for provision of mobile services in 22 regions of Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine. Payment of the $5.5 million license fee was made on May 10, 2006. We are required under the license to begin using the assigned radio frequency not later than October 31, 2006.
Other Developments
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to August 31, 2008 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ National Market, or any such other exchange on which the our common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and the Company shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees, of which 4,000 were forfeited by an employee who left the Company in the first quarter of 2006. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”) at a share price which is the lower of: (i) the average between the high and low sales price per share of the of common stock on the grant date, or in case no such sale takes place on grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     During the first quarter of 2006, we granted SARs with respect to 60,000 shares of our common stock to senior management. The SARs were granted pursuant to the 2005 SAR Plan at the weighted-average exercise price of $31.46.
     In July 2004, our Board of Directors adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. During the three months ended March 31, 2005, we recorded $0.3 million of expenses associated with the LTIBP. In February 2006, our Board of Directors discontinued the LTIBP effective January 1, 2005. We reversed these accrued expenses in the fourth quarter of 2005.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In the first quarter of 2005 and 2006, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in the first quarter of 2005 and 2006. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the inter-city fiber optic link that we launched in the middle of 2004 has continued throughout 2005 and into 2006. At present, we are constructing, under a commercial agreement with Vimpelcom, an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan. Subject to weather conditions, we expect that this inter-city fiber optic link will be operational in the third quarter of 2006. To date, this inter-city fiber optic link has been completed from Moscow to Nizhny Novgorod and from Ufa to Almetyevsk. On March 14, 2006, the fiber optic link from Moscow to Nizhny Novgorod was formally commissioned by Rossvyaznadzor. At present we have laid approximately 1,450 kilometers of cable for this project; we anticipate that the entire Moscow to Ufa inter-city fiber optic link will require us to lay approximately 1,590 kilometers of cable. The commissioning of the Moscow to Nizhny Novgorod fiber optic link enables us to reduce our transmission costs along this route and increase our access points to the east of the Volga River. We expect to complete construction of the Nizhny Novgorod to Kazan fiber optic link in June 2006. In addition, we started construction of the Oktyabrsky to Samara inter-city fiber optic link. At present we have laid approximately 125 kilometers of cable for this project; we anticipate that the entire Oktyabrsky to Samara inter-city fiber optic link will require us to lay approximately 440 kilometers of cable. This Oktyabrsky to Samara link is part of a larger fiber optic cable line that will run from Ufa to Saratov. We plan on completing this project in the second quarter of 2007. To date, we have invested approximately $19.8 million in these projects. In addition, in 2007 we plan to start construction of the fiber optic link from Kazan to Ekaterinburg through Naberezhnye Chelny and Perm, and from Moscow to Krasnodar through Voronezh and Rostov-on-Don. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million to $60.0 million in this and related backbone projects by the end of 2007.
     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as other new technologies. We are responding to these customer demands by testing and implementing new technologies such as WiFi, voice over Internet protocol (“VoIP”), wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by bypassing the incumbents’ wire network in order to provide higher quality access. Our customers are willing to pay a premium for this type of technology and customer service.
     We continue to see growth opportunities organically, through selective acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized businesses (“SMB”) and the small office / home office (“SOHO”) markets. In those cases where the potential SMB and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions.
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
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline. In response to a decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in Moscow and elsewhere in Russia. However, our expansion in this area is currently limited by restrictions on our access to unbundled local loop. Therefore, we are currently looking at alternatives to deliver quality broadband Internet services at competitive pricing in our major markets. We plan to offer universal indoor and outdoor access to the majority of approximately 3.9 million households in Moscow. The broadband development will enable us to offer high quality services such as broadband Internet access, voice over broadband packaged with our Aport Internet search engine to offer location-based search services. The broadband services will be competitively priced and will offer higher speed services than many other Internet access services currently available in Moscow. As part of our broadband access strategy, we recently entered into a framework agreement with Nortel to develop up to 5,000 WiFi access nodes in Moscow, with the possibility to increase the number of access nodes as needed. As of May 4, 2006, we have installed approximately 750 WiFi access nodes. By the end of May 2006, we plan to increase the number of access nodes installed up to 1,300 and cover the central part of Moscow with approximately 125 thousand households. We expect to conclude testing of our WiFi access nodes in selected areas during the second quarter of 2006. After the WiFi testing is completed, we will phase-in our customer access plans throughout Moscow. We expect to launch wireless broadband services network in Moscow by the end of 2006. We currently offer consumer broadband in selected cities such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, and Sochi. As part of this broadband access rollout strategy, we have deployed approximately 910 DSL nodes outside of Moscow with a combined capacity of 29,066 ports, of which 18,040 are already deployed. We plan to continue such development of broadband and DSL in other selected regions. We intend to expand our broadband strategy to be able to provide broadband Internet access, VoIP, television and mobile over broadband services to a wider consumer market.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed on attracting high revenue customers and maintaining our corporate market share in Kiev and Odessa. Our recently acquired GSM-1800 radio frequency license for additional 22 regions of Ukraine will also present new opportunities. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. In the mass-market, where the current level of competition requires nationwide coverage capabilities and aggressive advertising campaigns to be successful, our market-share and revenues will decline. Additionally, we plan to provide mobile over broadband services in Ukraine.

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
     Stock-based compensation; effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as SARs stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price in unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates. All other variables being constant, a $1 increase/decrease in the price of our stock is estimated to result in approximately $0.6 million increase/decrease of the annual SARs compensation costs. The impact of additional SARs grant, if any, cannot be estimated at this time.
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
Recent Accounting Pronouncements
     Until January 1, 2006, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for our Equity Participation Plan and SARs Plans. SFAS No. 123 generally allowed companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The fair value method required compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. We had elected to account for our stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price in unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
     We adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method which requires the application of the SFAS No. 123R in our accounting for SARs and stock options. Prior to the adoption of SFAS No. 123R, we accounted for SARs by remeasuring the intrinsic value of the SARs at each reporting period and adjusted compensation expense and the related liability for the change in the intrinsic value. From January 1, 2006, we account for SARs at fair value. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $1.6 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.3 million for the three months ended March 31, 2006. In addition, we recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.2 million, net of tax, for the three months ended March 31, 2006, equivalent to $0.06 per common share – basic and $0.06 per common share – diluted, representing compensation expense in connection with SARs. Compensation expense recorded in connection with outstanding stock options was negligible for the three months ended March 31, 2006.
     The weighted-average fair value of SARs outstanding as of March 31, 2006 was $10.72 per SAR. As of March 31, 2006, there was $10.7 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average period of 1.84 years.
     The impact of the adoption of SFAS No. 123R is estimated to result in a reduction of net income from approximately $6.2 million in 2006 depending on, among other things, the price of our stock, as well as the assumptions used to value SARs granted, such as the volatility of our stock, risk-free interest rates, employee exercise patterns and forfeiture rates. All other variables being constant, a $1 increase/decrease in the price of our stock is estimated to result in approximately an additional $0.6 million increase/decrease of the SARs compensation costs. The impact of additional SARs grant, if any, cannot be estimated at this time.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. These provisions of SFAS No. 153 are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 did not have a material impact on our results of operations, financial position or cash flow.
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 9 “Segment Information – Line of Business Data” to our consolidated financial statements.
     According to Russian government estimates, inflation in Russia was 12% in 2004, 11% in 2005 and 5% for the three months ended March 31, 2006. The Russian government expects inflation to be approximately 10% to 11% in 2006. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended March 31, 2006, compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2005
•	Consolidated Financial Position. Consolidated Financial Position at March 31, 2006, compared to Consolidated Financial Position at December 31, 2005
Consolidated Results — Consolidated Results of Operations for the Three Months Ended March 31, 2006, compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2005
Revenue
     Our revenue increased by 14% to $178.1 million for the three months ended March 31, 2006 from $156.5 million for the three months ended March 31, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended March 31, 2005	Ended March 31, 2006
	(in millions)
REVENUE
Business and Corporate Services	$88.1	$103.2
Carrier and Operator Services	53.0	60.1
Consumer Internet Services	11.8	12.2
Mobile Services	3.6	2.6

TOTAL REVENUE	$156.5	$178.1
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended March 31, 2005	Ended March 31, 2006
	(in millions)
REVENUE
Moscow	$104.0	$112.1
Northwest region of Russia	13.3	16.5
Other regions of Russia and CIS	27.3	38.3
Ukraine	17.6	17.7
Eliminations	(5.7)	(6.5)

TOTAL REVENUE	$156.5	$178.1
     Business and Corporate Services. Revenue from BCS increased by 17% to $103.2 million for the three months ended March 31, 2006, from $88.1 million for the three months ended March 31, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 163,117 on March 31, 2005, to 187,956 on March 31, 2006, an increase of 15%.
     Revenue from the BCS division of EDN Sovintel LLC (“Sovintel”), our largest subsidiary, increased by 17% to $84.4 million for the three months ended March 31, 2006, from $72.3 million for the three months ended March 31, 2005. BCS revenue in Moscow, our largest market, increased by 7% to $62.8 million in the first quarter of 2006 from $58.4 million in the first quarter of 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 81% in the first quarter 2005 to approximately 74% of Sovintel’s total BCS revenue in the first quarter of 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. In the first quarter of 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers increased by approximately $0.5 million, or 50%, to $1.5 million for the three months ended March 31, 2006, from $1.0 million for the three months ended March 31, 2005. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2005	2006	% Change
BCS Moscow customer statistics on March 31:
Total clients	22,945	23,464	2%
Business centers	707	826	17%
Trade centers	55	71	29%
Hotels	47	50	6%
Direct inward dialing lines	119,838	129,300	8%
Ethernet/Metropolitan Ethernet Network connections	1,312	1,962	50%
High speed Internet active contracts	308	593	93%
     Sovintel regional BCS revenue increased by 55% to $21.6 million in the first quarter of 2006 from $13.9 million in the first quarter of 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 19% in the first quarter 2005 to approximately 26% of Sovintel’s total BCS revenue in the first quarter of 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 36% to $11.6 million for the three months ended March 31, 2006, from $8.5 million for the three months ended March 31, 2005. This increase in revenue was due to a 27% increase in the minutes of use resulting from a 59% increase in the number of serviced voice lines and a 6% increase in the average rate per minute of use for DLD calls resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Partly offsetting these increasing factors was a 21% decrease in average minutes of use per line per month due to more residential, SMB, and regional customers in the client base. In 2005, GTU began providing voice services to residential customers and had approximately 5,387 residential customers as of March 31, 2006, and 347 as of March 31, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine. Additionally, data and Internet revenue increased by approximately $1.2 million due to an increase in the number of ports in service and higher customers’ activity.
     Our acquisition strategy also contributed to the overall BCS growth in the first quarter of 2006. Our revenue increased by approximately $1.4 million due to the acquisitions of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”) and ZAO Sochitelecom (“Sochitelecom”) in 2005. We began consolidating Sakhalin Telecom in October 2005 and Sochitelecom in November 2005. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 13% to $60.1 million for the three months ended March 31, 2006, from $53.0 million for the three months ended March 31, 2005. Our total number of contracts in this line of business grew by 15% to 1,985 as of March 31, 2006, from 1,731 as of March 31, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 18% to $56.0 million for the three months ended March 31, 2006, from $47.6 million for the three months ended March 31, 2005. In Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities as we continue to develop our network. However, we continue to observe competitive pressure on revenues in the major cities and in the regions from established and new local competitors.
     Revenue for the Carrier and Operator Services division of GTU decreased by 36% to $3.5 million for the three months ended March 31, 2006, from $5.5 million for the three months ended March 31, 2005. Incoming international revenue decreased by $2.3 million resulting from a 72% decrease in the incoming international minutes of use. Early in the second quarter of 2005, GTU suffered a significant decrease in incoming international traffic revenue routed to one of our largest customers, Ukrainian Mobile Communications (“UMC”). The loss was expected since UMC had obtained an international carrier license in the third quarter of 2004. This change in routing resulted in our quarterly UMC international incoming traffic revenues decreasing from $1.5 million in the first quarter of 2005 to negligible amounts in the first quarter of 2006. We do not anticipate the reinstatement of this UMC revenue from incoming international traffic since the international carrier license allows UMC to interconnect directly with international carriers. Incoming international minutes of use also decreased due to a decrease in transit traffic from various international operators due to increase in termination rates as a result of changes in VAT regulations. The decrease in incoming international revenue was partially offset by a $0.2 million increase in carrier’s carrier revenue due to an 8% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks. Additionally, data revenues increased by $0.1 million due to an increase in ports in service as we added capacity between Kiev and Frankfurt via two VC3 channels. In the future, we expect a further decline in GTU voice wholesale revenues as major operators in the Ukrainian market establish direct interconnection between their networks.

     Carrier and Operator Services revenue increased by approximately $0.2 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 3% to $12.2 million for the three months ended March 31, 2006, from $11.8 million for the three months ended March 31, 2005. Consumer Internet Services revenue increased by approximately $0.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005. In addition, the revenue from consumer broadband Internet services from customers outside of Moscow and other consumer Internet related services increased from the three months ended March 31, 2006. Offsetting these increases was a decrease in revenue from dial-up Internet of approximately $0.8 million. The number of dial-up Internet subscribers increased from 424,570 at March 31, 2005, to 444,210 at March 31, 2006, and the average revenue per dial-up Internet subscriber decreased from $7.58 per month for the three months ended March 31, 2005, to approximately $6.92 per month for the three months ended March 31, 2006. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services decreased by 28% to $2.6 million for the three months ended March 31, 2006, from $3.6 million for the three months ended March 31, 2005. Active subscribers decreased from 55,419 at March 31, 2005, to 49,464 at March 31, 2006, due to increased competition in the Ukrainian mobile market. The average revenue per active subscriber has decreased by 16% from approximately $21.40 per month to approximately $17.93 per month primarily due to a 36% decrease in the number of high usage contract subscribers. A factor in the decrease of revenue was the lack of network coverage. Furthermore, promotions and pricing concessions are increasingly necessary due to increased competition in the Ukrainian mobile market.
Expenses
     The following table shows our principal expenses for the three months ended March 31, 2006 and March 31, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended March 31, 2005	Ended March 31, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$37.6	$44.0
Carrier and Operator Services	33.6	40.1
Consumer Internet Services	7.3	8.1
Mobile Services	1.5	1.2
TOTAL COST OF REVENUE	80.0	93.4
Selling, general and administrative	27.6	33.9
Depreciation and amortization	19.7	22.6
Equity in (earnings)/ losses of ventures	0.1	(0.3)
Interest income	(0.4)	(0.7)
Interest expense	0.1	0.1
Foreign currency gain	(0.3)	(0.9)
Minority interest	0.6	1.1
Provision for income taxes	9.1	9.4
Cumulative effect of a change in accounting principle, net of tax	$—	$0.7
Cost of Revenue
     Our cost of revenue increased by 17% to $93.4 million for the three months ended March 31, 2006 from $80.0 million for the three months ended March 31, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 17% to $44.0 million, or 43% of revenue, for the three months ended March 31, 2006 from $37.6 million, or 43% of revenue, for the three months ended March 31, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 20% to $36.6 million, or 43% of revenue, for the three months ended March 31, 2006, from $30.4 million, or 42% of revenue, for the three months ended March 31, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers.

     Cost of revenue for the BCS division of GTU increased by 13% to $5.1 million, or 44% of revenue, for the three months ended March 31, 2006, from $4.5 million, or 53% of revenue, for the three months ended March 31, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a 17% decrease in the settlement rates for traffic termination to mobile networks according to the agreements with UMC and Kyivstar GSM effective from the first quarter of 2006.
     BCS cost of revenue increased by approximately $0.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 19% to $40.1 million, or 67% of revenue, for the three months ended March 31, 2006, from $33.6 million, or 63% of revenue, for the three months ended March 31, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 25% to $39.8 million, or 71% of revenue, for the three months ended March 31, 2006, from $31.8 million, or 67% of revenue, for the three months ended March 31, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased by 49% to $2.3 million, or 66% of revenue for the three months ended March 31, 2006, from $4.5 million, or 82% of revenue for the three months ended March 31, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in the first quarter of 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 11% to $8.1 million, or 66% of revenue, for the three months ended March 31, 2006, from $7.3 million, or 62% of revenue, for the three months ended March 31, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet offset by cost reductions resulting from the cancellation of surplus interconnect capacity. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $0.4 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Mobile Services. Cost of revenue from Mobile Services decreased by 20% to $1.2 million, or 46% of revenue for the three months ended March 31, 2006, from $1.5 million, or 42% of revenue for the three months ended March 31, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a devaluation of the USD in April 2005 and to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 23% to $33.9 million, or 19% of revenue, for the three months ended March 31, 2006, from $27.6 million, or 18% of revenue, for the three months ended March 31, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $3.9 million, or 24%, primarily due to an 8% increase in consolidated headcount, increased executive officer costs, and ongoing salary and other compensation increases. Included in the increase in employee related costs is a $1.7 million charge recorded in the first quarter of 2006 related to our SARs plans. Additionally, in the first quarter of 2005 we reversed a $1.4 million accrued liability related to estimated payroll and other taxes recorded upon the acquisition of one of our Russian subsidiaries. The remaining $0.4 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 15% to $22.6 million for the three months ended March 31, 2006, from $19.7 million for the three months ended March 31, 2005. Depreciation expense increased by $2.5 million, or 16%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $0.4 million, or 9%, due to amortization on intangible assets arising from acquisitions consummated in 2005.

Equity in Earnings (Losses) of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.3 million for the three months ended March 31, 2006 from losses of $0.1 million for the three months ended March 31, 2005.
Interest Income
     Our interest income for the three months ended March 31, 2006, increased to $0.7 million, from $0.4 million for the three months ended March 31, 2005. The increase in interest income is due to increased cash balances held in interest bearing accounts and an increase in interest rates applicable to these accounts.
Interest Expense
     Our interest expense remained unchanged at $0.1 million for the three months ended March 31, 2006, and March 31, 2005.
Foreign Currency Gain
     Our foreign currency gain for the three months ended March 31, 2006, increased to $0.9 million, from $0.3 million for the three months ended March 31, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.
Minority Interest
     Our minority interest was $1.1 million for the three months ended March 31, 2006, compared to $0.6 million for the three months ended March 31, 2005. Minority interest in our earnings increased due to increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2005, we acquired less than 100% ownership in OOO Dicom (“Dicom”) and Sakhalin Telecom.
Provision for Income Taxes
     Our charge for income taxes was $9.4 million for the three months ended March 31, 2006, compared to $9.1 million for the three months ended March 31, 2005. Our effective tax rate was 31% for the three months ended March 31, 2006 unchanged from the three months ended March 31, 2005.
Cumulative Effect of a Change in Accounting Principle
     In the first quarter of 2006, we recognized $0.7 million, net of tax, cumulative effect of change in accounting principle related to accounting for share-based payments upon adoption of SFAS No. 123R on January 1, 2006.
Net Income and Net Income per Share
     Our net income for the three months ended March 31, 2006, was $18.8 million, compared to a net income of $20.0 million for the three months ended March 31, 2005.
     Our net income per share of common stock decreased to $0.52 for the three months ended March 31, 2006, compared to a net income per share of $0.55 for the three months ended March 31, 2005. The decrease in net income per share of common stock was due to the decrease in net income, including cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock, and an increase in the number of weighted average shares to 36,473,481 in the three months ended March 31, 2006, compared to 36,323,779 in the three months ended March 31, 2005. The increase in outstanding shares was a direct result of the employee stock option exercises and the issuance of restricted stock to certain members of management.
     Our net income per share of common stock on a fully diluted basis decreased to $0.51 for the three months ended March 31, 2006, compared to a net income per common share of $0.55 for the three months ended March 31, 2005. The decrease in net income per share of common stock on a fully diluted basis was due to the decrease in net income, including cumulative effect of a change in accounting principle of $0.02 per share of common stock, and an increase in the number of weighted average shares assuming dilution to 36,656,864 in the three months ended March 31, 2006, compared to 36,574,576 in the three months ended March 31, 2005.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at March 31, 2006, compared to Consolidated Financial Position at December 31, 2005
Accounts Receivable
     Accounts receivable increased by $13.9 million from $91.7 million at December 31, 2005, to $105.6 million at March 31, 2006, as a result of increased revenue when comparing the month of March 2006 with the month of December 2005 and seasonally lower collections from customers.
Intangible Assets
     Our intangible assets decreased by $2.1 million from $93.9 million at December 31, 2005, to $91.8 million at March 31, 2006, as a result of additional intangible assets recorded upon the acquisitions of Tatintelcom and the purchase of additional numbering capacity offset by amortization on continuing intangible assets of the consolidated subsidiaries exceeding intangible asset additions.
Other Non-Current Liabilities
     Our other non-current liabilities increased by $1.3 million from negligible amount at December 31, 2005, to $1.3 million at March 31, 2006, as a result of the change in accounting principle related to accounting for share-based payments due to adoption of SFAS No. 123R.
Minority Interest
     Our minority interest increased by $1.3 million from $19.7 million at December 31, 2005, to $21.0 million at March 31, 2006, due to $1.1 million minority interest in our earnings for the three months ended March 31, 2006, and consolidation of recently acquired Tatintelcom where our ownership interest is less than 100%.
Shareholders’ Equity
     Shareholders’ equity increased by $12.0 million from $675.1 million at December 31, 2005, to $687.1 million at March 31, 2006, as a result of our net income of $18.8 million offset by declaring and paying $7.3 million in dividends in the three months ended March 31, 2006. Also, shareholders’ equity increased by $0.4 million due to stock option exercises and by $0.2 million due to vesting of restricted shares. Offsetting these increases was a $0.1 million decrease in shareholders equity due to the cancellation of 5,814 restricted shares.
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) expenses non-deductible on the income tax return; (3) write-offs of certain assets are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we anticipate that these deferred tax assets will be realized through deduction against future taxable income. We also have deferred tax assets related to net operating loss carry-forwards and deductible temporary differences for US federal income tax purposes. We have recorded a full valuation allowance against these deferred tax assets due to our assessment of sources of future taxable income in the United States. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future.

Liquidity and Capital Resources
     The following table shows our cash flows for the three months ended March 31, 2006, and March 31, 2005:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Three Months	For the Three Months
	Ended March 31, 2005	Ended March 31, 2006
	(in millions)
CASH FLOWS
Provided by operating activities	$38.9	$28.3
Used in investing activities	(22.2)	(38.9)
Used in financing activities	(7.9)	(7.6)
Effect of exchange rate changes	0.2	0.3

Net increase (decrease) in cash and cash equivalents	$9.0	$(17.9)
     Our cash and cash equivalents was $49.3 million and $67.2 million as of March 31, 2006, and December 31, 2005, respectively. Our total restricted cash was $0.2 million and $0.6 million as of March 31, 2006, and December 31, 2005, respectively. The restricted cash is maintained in connection with certain of our equity investee’s debt obligations as described below.
     Net cash provided by our operating activities decreased by $10.6 million to $28.3 million for the three months ended March 31, 2006, from $38.9 million for the three months ended March 31, 2005. This decrease in net cash inflows from operating activities at March 31, 2006, is mainly due to certain seasonal delays in accounts receivable collection from our customers. In addition, effective January 1, 2006, Sovintel changed its tax policy from cash to accrual basis for declaring and paying VAT. This change was required by the new tax regulations in Russia. As a result of this change, VAT payable balances decreased from December 31, 2005 to March 31, 2006.
     During the three months ended March 31, 2006, we received approximately $170.8 million in cash from our customers for services and we paid approximately $130.3 million to suppliers and employees. During the three months ended March 31, 2005, we received approximately $150.7 million in cash from our customers for services and we paid approximately $101.7 million to suppliers and employees.
     We used cash of $38.9 million and $22.2 million for investing activities for the three months ended March 31, 2006, and 2005, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $38.1 million for the three months ended March 31, 2006, and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to construction of last mile access, the construction of our FTN, and the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $21.7 million for the three months ended March 31, 2005.
     We used cash of $2.9 million, net of cash acquired, for the three months ended March 31, 2006, for the acquisition of Tatintelcom. We used cash of $0.9 million for the three months ended March 31, 2005, for the acquisition of Dicom and payment of a holdback amount related to the 2004 SP Buzton acquisition.
     For the three months ended March 31, 2006, we received $0.2 million net proceeds from the exercise of employee stock options and for the three months ended March 31, 2005, we received negligible amount net proceeds from the exercise of employee stock options.
     In February 2006, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2006. In February 2005, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2005. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2005.
     We had working capital of $81.5 million as of March 31, 2006, and $79.1 million as of December 31, 2005. Our working capital ratio (current assets divided by current liabilities) was 1.64 as of March 31, 2006, and 1.60 as of December 31, 2005. At March 31, 2006, and at December 31, 2005, we had a negligible amount of long-term debt, excluding capital lease obligations.
     As part of our drive to increase our network capacity, reduce costs and improve the quality of our service, we have leased fiber optic and satellite-based network capacity; the terms of these leases are generally five years or more and can involve significant advance payments. As demand for our telecommunication services increases we expect to enter into additional capacity agreements and may make significant financial commitments, in addition to our existing commitments.

     In order to comply with the known long distance license requirements, we incurred approximately $0.2 million in capital expenditures in the first quarter of 2006. In total, we estimate that we will need to make capital expenditures of approximately $5.0 million in 2006 in order to fulfill the network requirements, specified in the Interconnection Rules and to successfully implement our long distance license. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect the cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of March 31, 2006, for all these facilities, totaled $0.2 million was funded to our non-consolidated entities.
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
     In late 2006 and subsequent years, we may incur significant cash outlays to settle SARs issued in 2005 and first quarter of 2006 to our CEO, senior management, and other employees. These cash outlays could be especially significant if our stock price exceeds $50.00 per share prior to certain deadlines specified in the SAR plans occurring in the second half of 2008. The terms of these SARs are described in detail in the “Other developments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, include our contractual cash obligations. Contractual cash obligations include capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the three months ended March 31, 2006, no material changes occurred in our contractual cash obligations.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, including our expectation to fund such requirements through cash on hand, cash from operations, proceeds from additional equity and debt offerings, and debt financing activities; (ii) existing and potential tax claims, (iii) the effects of existing and potential litigation, (iv) projected traffic volumes and other growth indicators; (v) anticipated revenues and expenses; (vi) our competitive environment; (vii) the future performance of consolidated and equity method investments; (viii) our intention to offer our services under the Golden Telecom brand; (ix) our intentions to expand our fiber optic capacity and add transmission capacity, including completing sections of our fiber optic cable project; (x) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xi) the impact of critical accounting policies and estimates; (xii) the growth of our operations in key regions of Russia; (xiii) our growth strategy in our business segments; (xiv) the political, regulatory and economic situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and the interconnection rules; (xv) our expectations regarding signing interconnection agreements with zonal operators; (xvi) our expectations regarding the construction of zonal networks; (xvii) the impact of the CPP rules on our revenues; (xviii) the effect and cost of utilizing our intercity and international licenses; and (xix) the development of our broadband and related Wi-Fi technology strategies, are forward-looking and concern the our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, use of debt for possible future acquisitions, the potential effect of the new law “On Telecommunications” and the related interconnection rules, our ability to sign interconnection agreements with zonal operators, the utilization of our intercity and international licenses and our ability to construct zonal networks, our ability to integrate recently acquired companies into our operations, the development of our broadband and related Wi-Fi technology strategies, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K for the year ended December 31, 2005.
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

ITEM 3. Quantitative and Qualitative disclosures About Market Risk
     There have been no material changes in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDEN TELECOM, INC.
(Registrant)

By: Name:	/s/ BORIS SVETLICHNY Boris Svetlichny
Title:	Senior Vice-President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By: Name:	/s/ MICHAEL D. WILSON Michael D. Wilson
Title:	Vice-President and Corporate Controller
(Principal Accounting Officer)
Date: May 10, 2006

Exhibit Index

Designation	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002