Form 10-Q
period 2006-06-30
GOLDEN TELECOM INC
filed 2006-08-09
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0391303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Representative Office Golden TeleServices, Inc. 1 Kozhevnichesky Proezd Moscow, Russia 115114	115114
(Address of principal executive office)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 7, 2006, there were 36,628,413 outstanding shares of common stock of the registrant.

* Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,176	$36,411
Accounts receivable, net of allowance for doubtful accounts of $27,327 and $29,980 at December 31, 2005 and June 30, 2006, respectively	91,709	117,993
VAT receivable	21,986	18,290
Prepaid expenses	8,083	8,277
Taxes receivable, excluding VAT	181	2,634
Notes receivable	1,494	3,380
Deferred tax asset	8,994	10,620
Other current assets	11,334	13,426

TOTAL CURRENT ASSETS	210,957	211,031

Property and equipment, net of accumulated depreciation of $247,096 and $281,786 at December 31, 2005 and June 30, 2006, respectively	407,907	449,660

Goodwill and intangible assets:

Goodwill	149,249	156,164
Intangible assets, net of accumulated amortization of $60,648 and $69,788 at December 31, 2005 and June 30, 2006, respectively	93,880	96,756

Net goodwill and intangible assets	243,129	252,920
Restricted cash	566	229
Other non-current assets	19,652	22,084

TOTAL ASSETS	$882,211	$935,924

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	June 30,
	2005	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,404	$109,453
VAT payable	17,190	6,812
Debt maturing within one year	—	957
Current capital lease obligation	1,941	1,290
Deferred revenue	16,799	18,971
Due to affiliates and related parties	2,470	3,167
Other current liabilities	4,079	5,482

TOTAL CURRENT LIABILITIES	131,883	146,132

Long-term debt, less current portion	27	183
Long-term deferred tax liability	22,287	23,353
Long-term deferred revenue	30,878	33,531
Long-term capital lease obligations	2,340	1,944
Other non-current liabilities	—	1,460

TOTAL LIABILITIES	187,415	206,603

Minority interest	19,693	24,975

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and June 30, 2006)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,458,490 and 36,628,413 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively)	365	366
Additional paid-in capital	671,998	673,977
Deferred equity compensation	(455)	—
Retained earnings	3,195	30,003

TOTAL SHAREHOLDERS’ EQUITY	675,103	704,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,211	$935,924

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
REVENUE:
Telecommunication services	$164,392	$195,242	$319,990	$371,889
Revenue from affiliates and related parties	1,117	1,726	1,984	3,219

TOTAL REVENUE	165,509	196,968	321,974	375,108

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	86,191	105,608	166,188	199,001
Selling, general and administrative (excluding depreciation and amortization)	28,828	33,569	56,414	67,450
Depreciation and amortization	20,150	23,923	39,871	46,572

TOTAL OPERATING COSTS AND EXPENSES	135,169	163,100	262,473	313,023

INCOME FROM OPERATIONS	30,340	33,868	59,501	62,085

OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	(70)	347	(168)	671
Interest income	524	156	900	803
Interest expense	(350)	(74)	(437)	(150)
Foreign currency gains (losses)	(603)	669	(239)	1,575

TOTAL OTHER INCOME (EXPENSE)	(499)	1,098	56	2,899

Income before income taxes and minority interest	29,841	34,966	59,557	64,984
Income taxes	9,355	11,356	18,498	20,770
Minority interest	719	965	1,265	2,103

Income before cumulative effect of a change in accounting principle	19,767	22,645	39,794	42,111

Cumulative effect of a change in accounting principle, net of tax of $52	—	—	—	681

NET INCOME	$19,767	$22,645	$39,794	$41,430

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.54	0.62	$1.10	1.15
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net income per share – basic	$0.54	$0.62	$1.10	$1.13

Weighted average common shares – basic	36,334	36,600	36,329	36,537

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.54	$0.62	$1.09	1.15
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net income per share – diluted	$0.54	$0.62	$1.09	$1.13

Weighted average common shares – diluted	36,571	36,716	36,573	36,687

Cash dividends per common share	$0.20	$0.20	$0.40	$0.40

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2006
OPERATING ACTIVITIES:
Net income	$39,794	$41,430
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	30,908	36,545
Amortization	8,963	10,027
Equity in (earnings) losses of ventures	168	(671)
Foreign currency (gain) losses	239	(1,575)
Bad debt expense	4,681	4,555
Stock appreciation rights compensation expense	—	2,273
Cumulative effect of a change in accounting principle, net of tax of $52	—	681
Other	(1,445)	452
Changes in assets and liabilities:
Accounts receivable	(11,126)	(27,855)
Accounts payable and accrued expenses	4,887	22,916
VAT, net	2,796	(6,552)
Other changes in assets and liabilities	6,367	(1,055)

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,232	81,171

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(44,362)	(81,206)
Acquisitions, net of cash acquired	(946)	(16,486)
Restricted cash	452	337
Other investing	1,300	(1,794)

NET CASH USED IN INVESTING ACTIVITIES	(43,556)	(99,149)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	565	2,306
Cash dividends paid	(14,543)	(14,622)
Other financing	(1,085)	(1,062)

NET CASH USED IN FINANCING ACTIVITIES	(15,063)	(13,378)

Effect of exchange rate changes on cash and cash equivalents	(90)	591

Net increase (decrease) in cash and cash equivalents	27,523	(30,765)
Cash and cash equivalents at beginning of period	53,699	67,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,222	$36,411

See notes to unaudited condensed consolidated financial statements.

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
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2006, may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2005		As of June 30, 2006
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$99,366	$(32,009)	$103,668	$(37,712)
Contract-based customer relationships	5 years	36,849	(18,241)	37,091	(21,847)
Licenses	11 years	7,176	(3,182)	12,744	(3,565)
Other intangible assets	5 years	11,137	(7,216)	13,041	(6,664)

Total		$154,528	$(60,648)	$166,544	$(69,788)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from non-owner sources. For the three and six months ended June 30, 2005, and 2006, respectively, comprehensive income for the Company is equal to net income.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The effect of applying SFAS No. 123 on the reported net income and net income per share for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net income, as reported	$19,767	$39,794
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	149	330

Pro forma net income	$19,618	$39,464

Net income per share:
Basic — as reported	$0.54	$1.10
Basic — pro forma	0.54	1.09
Diluted — as reported	0.54	1.09
Diluted — pro forma	0.54	1.08
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
     The Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method which requires the application of SFAS No. 123R in its accounting for SAR’s and stock options. Prior to the adoption of SFAS No. 123R, the Company accounted for SARs by remeasuring the intrinsic value of the SARs at each reporting period and adjusted compensation expense and the related liability for the change in the intrinsic value. From January 1, 2006, the Company accounts for SARs at fair value. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $2.1 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.4 million for the six months ended June 30, 2006. In addition, the Company recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.6 million, net of tax, for the six months ended June 30, 2006, equivalent to $0.07 per common share — basic and $0.07 per common share — diluted, representing compensation expense in connection with SARs (see note 6). Compensation expense recorded in connection with outstanding stock options was negligible for the six months ended June 30, 2006.
     The impact of the adoption of SFAS No. 123R was an increase in selling, general and administrative expense of approximately $0.5 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.1 million for the three months ended June 30, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $0.4 million, net of tax, for the three months ended June 30, 2006, equivalent to $0.01 per common share — basic and $0.01 per common share — diluted, representing compensation expense in connection with SARs (see note 6). Compensation expense recorded in connection with outstanding stock options was negligible for the three months ended June 30, 2006.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Functional Currency
     The functional currency of the Company’s foreign subsidiaries is the United States dollar (“USD”) because the majority of their revenues, expenses, property and equipment purchased and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD. Accordingly, transactions and balances not already measured in USD, primarily transactions in local currencies of the Company’s CIS subsidiaries, have been re-measured into USD in accordance with the relevant provisions of SFAS No. 52, “Foreign Currency Translation”. The objective of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been maintained in USD.
     In the second quarter of 2006, EDN Sovintel LLC (“Sovintel”), the Company’s wholly-owned Russian subsidiary, introduced fixed USD — ruble exchange rate for settlements with some of its customers. Sovintel plans to introduce this fixed rate for the majority of its customers in the third quarter of 2006. However, this fixed rate is applicable only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the ruble depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. The Company is currently evaluating the effect of the introduction of the fixed exchange rate in conjunction with various functional currency indicators established by SFAS No. 52 in order to determine if the change in functional currency for the Company’s Russian operations may be required in subsequent periods.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, “Accounting for Contingencies”. The provisions of FIN 48 are effective for financial statements for fiscal years beginning after December 15, 2006. The Company is currently examining FIN No. 48 to determine whether it will have a material impact on the Company’s financial position, results of operations, or cash flow.
Note 3: Net Income Per Share
     Basic earnings per share at June 30, 2005 and 2006 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2005 and 2006 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and six months ended June 30, 2005 and 2006 was 10,000 stock options.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$19,767	$22,645	$39,794	$42,111

Weighted average outstanding of:
Common stock shares	36,334	36,600	36,329	36,537
Dilutive effect of:
Employee stock options	237	116	244	150

Common stock and common stock equivalents	36,571	36,716	36,573	36,687

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.54	$0.62	$1.10	$1.15

Diluted	$0.54	$0.62	$1.09	$1.15

Note 4: Business Combinations
     In March 2006, the Company completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider in the Russian Republic of Tatarstan, for approximately $4.0 million of cash consideration. The Company has consolidated the financial position of Tatintelcom as of March 31, 2006 and the results of operations of Tatintelcom from April 1, 2006.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $1.8 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years and $1.9 million to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $0.9 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. Approximately $0.3 million of this goodwill has been assigned to Business and Corporate Services reportable segment and approximately $0.6 million has been assigned to Carrier and Operator reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In April 2006, the Company completed the acquisition of 100% ownership interest in TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 recorded as a liability. The Company has consolidated the financial position of TTK from April 30, 2006 and the results of operations of TTK from May 1, 2006.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.4 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.0 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. This goodwill has been assigned to Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In June 2006, the Company completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million consisting of cash consideration of $9.0 million and $1.1 million recorded as a liability, plus the assumption of $1.0 million of debt. The Company has consolidated the financial position of Kubtelecom from June 30, 2006. However, given the proximity of the acquisition to the Company’s quarter end, consolidation of the results of operations will commence from July 1, 2006.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.2 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 10 years and $0.4 to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.1 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. Approximately $3.3 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.5 million has been assigned to Carrier and Operator reportable segment, and approximately $0.3 million has been assigned to Consumer Internet reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
Note 5: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 54,500 shares and 167,358 shares in the six months ended June 30, 2005 and 2006, respectively, which were issued in connection with the exercise of employee stock options. In March 2006, the Company cancelled 5,814 restricted shares of the Company’s common stock.
     At June 30, 2006, there were 15,386 unvested restricted shares of the Company’s common stock outstanding with a value of $0.4 million. Unvested restricted shares of 7,007 relate to restricted shares issued to senior management of the Company in August 2005 and vest gradually over approximately two years. The remaining 8,379 unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2006 and vest after one year.
Dividends
     In February 2006, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. The Company paid the total amount of approximately $7.3 million to shareholders on March 31, 2006.
     In June 2006, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of June 16, 2006. The Company paid the total amount of approximately $7.3 million to shareholders on June 30, 2006.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 6: Stock Option and Stock Appreciation Rights Plans
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Option Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted to key employees of the Company under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant. Options granted to members of the Board of Directors of the Company under the Option Plan vest over a one-year term from the date of grant and expire five years from the date of grant. At June 30, 2006, there were 205,654 stock options outstanding under the Option Plan. No stock options were granted during the six months ended June 30, 2006.
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
     The Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”), which are approved by the Company’s Board of Directors, permit the grant of SARs to the Company’s senior management and employees. SAR awards are granted at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees, shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     The fair value of each SAR award is estimated at the end of each reporting period using the Monte Carlo simulation-based valuation model that uses the assumptions described in the table below. Estimated volatilities are based on historical volatility of the Company’s stock for the period matching the awards’ expected term. The Company uses historical data to estimate SAR exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered together for valuation purposes. The expected term of SARs granted is derived from the output of the SAR valuation model and represents the period of time that SARs granted are expected to be outstanding. The risk-free rate for periods within the expected term of the SAR is based on the US Treasury yield curve in effect at the end of the reporting period.

Six Months Ended
June 30, 2006
Weighted-average volatility	51.0%
Expected dividend yield	3.2%
Expected term	1.59 – 5 years
Risk-free rate	5.1%

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of activity under the SAR Plans, including the CEO SARs, as of June 30, 2006, and changes during the six months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	60,000	31.46
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(42,400)	28.95

Outstanding at June 30, 2006	1,269,400	29.30	$—

Exercisable at June 30, 2006	—	$—	$—
     The weighted-average fair value of SARs outstanding as of June 30, 2006 was $7.26 per SAR. As of June 30, 2006, there was $5.3 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 1.59 years.
Note 7: Commitments and Contingencies
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2006. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned Russian subsidiary, Sovintel, was engaged in litigation with the Russian tax inspectorate in regard to a claim issued by the tax inspectorate on July 8, 2004 against OAO Comincom (“Comincom”), which merged into Sovintel on December 1, 2004. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in connection with Comincom in the amount of $0.8 million for the years ended December 31, 2001 and 2002. Comincom filed a lawsuit against the tax inspectorate disputing the claims, and the court ruled in favor of the Company by dismissing the tax inspectorate’s claim on January 21, 2005. On July 20, 2005, the third instance court decided that the case against Comincom shall be reverted to the first instance court for new consideration. The first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on December 22, 2005. The tax inspectorate did not appeal this decision in the second instance court. The third instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim on March 31, 2006. The tax inspectorate did not appeal this decision in the third instance court, therefore the case is closed.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on February 1, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $1.9 million for the years ended December 31, 2002 and 2003. On February 16, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. On April 3, 2006, the first instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim. On June 23, 2006, the second instance court ruled in favor of the Company by dismissing the tax inspectorate’s claim. The Company expects that the tax inspectorate will appeal this decision in the third instance court. The term for appeal will expire on August 23, 2006. The Company considers a favorable outcome probable for this claim.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Russian Environment and Current Economic Situation
     While there have been improvements in the Russian economy, such as an increase in gross domestic product and a reduced rate of inflation, Russia continues economic reform and development of its legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian economy is largely dependent on these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the Russian government.
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company has incurred approximately $2.0 million in USF charges for the six months ended June 30, 2006, which is recorded as part of cost of revenue. On February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the Government.
     On May 31, 2005, the Company received a DLD/ILD license in Russia valid until May 31, 2012. The Company is required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company has constructed a Federal Transit Network (“FTN”) in compliance with the Telecommunications Law and the DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. The Company has obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks. On March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of the new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. The Company has concluded interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators and the Company is currently in the process of implementing physical interconnections with such operators. By entering into such agreements, the Company has fulfilled all requirements of the Russian Ministry of Telecommunications for implementation of the DLD/ILD license. The Company has submitted all documentation necessary for operation of the FTN and for receipt of the access codes.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon pending establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their independently established tariffs on alternative long distance, zonal and local operators. On June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. The incumbent are permitted to impose tariffs on alternative long distance, zonal and local operators within established limits. As a result, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of such payments to the incumbent operators, the Company has received licenses to provide zonal services in all the regions of the Russian Federation. In the first half of 2006, the Company began construction of the zonal networks in 12 regions of the Russian Federation. The Company has completed construction of zonal networks in St. Petersburg and in the Kaliningrad region of Russia. In total, the Company is planning to construct zonal networks in 28-30 regions by the end of 2008. However, in those regions where the Company has not completed construction of zonal networks the Company will be required to act as agents for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. The Company is still analyzing these changes in settlements with zonal operators to determine the impact on its business.
Other Commitments and Contingencies
     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which are all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.
     The Company has future purchase commitments of $95.3 million as of June 30, 2006. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.
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
     In April 2006, the National Commission for Communication’s Regulation in Ukraine issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), the Company’s subsidiary in Ukraine, for the provision of mobile services in 22 regions of Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license enables GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine. Payment of the $5.5 million license fee was made on May 10, 2006. The Company is required under the license to begin using the assigned radio frequency not later than October 31, 2006.
Note 8: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The components of the Company’s investments in and advances to ventures are as follows:

	As of December 31, 2005	As of June 30, 2006
	(in thousands)
Equity in net assets acquired	$11,565	$12,366
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,095)	(1,225)
Cash advances and other	(894)	(713)

Total investments in and advances to ventures	$10,889	$11,741

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances and loans. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
Note 9: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and six months ended June 30, 2005 and 2006, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended
June 30, 2005
Revenue from external customers	$96,432	$54,455	$10,728	$3,905	$—	$165,520	$165,509	$(615)	$604
Intersegment revenue	—	14	—	—	(14)	—	—	—	—
Operating income (loss)	26,148	7,116	(553)	1,019	(3,340)	30,390	30,340	(50)	—
Identifiable assets	459,911	288,345	58,375	4,048	35,050	845,729	842,393	(3,336)	—
Capital expenditures	14,992	5,983	1,355	83	18	22,431	22,338	(93)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended
June 30, 2006
Revenue from external customers	$113,073	$71,398	$12,243	$2,621	$—	$199,335	$196,968	$(4,210)	$1,843
Intersegment revenue	—	9	—	—	(9)	—	—	—	—
Operating income (loss)	30,787	7,399	667	501	(4,468)	34,886	33,868	(1,018)	—
Identifiable assets	520,706	364,875	73,136	9,145	(2,968)	964,894	935,924	(28,970)	—
Capital expenditures	22,318	9,365	5,067	5,614	24	42,388	41,873	(515)	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended
June 30, 2005
Revenue from external customers	$184,519	$107,434	$22,512	$7,528	$—	$321,993	$321,974	$(1,166)	$1,147
Intersegment revenue	—	22	—	—	(22)	—	—	—	—
Operating income (loss)	49,342	14,861	1,163	2,110	(7,972)	59,504	59,501	(3)	—
Identifiable assets	459,911	288,345	58,375	4,048	35,050	845,729	842,393	(3,336)	—
Capital expenditures	29,103	11,370	2,301	180	107	43,061	42,963	(98)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended
June 30, 2006
Revenue from external customers	$216,432	$133,821	$24,502	$5,211	$—	$379,966	$375,108	$(8,089)	$3,231
Intersegment revenue	—	21	—	—	(21)	—	—	—	—
Operating income (loss)	57,016	14,432	304	1,035	(8,922)	63,865	62,085	(1,780)	—
Identifiable assets	520,706	364,875	73,136	9,145	(2,968)	964,894	935,924	(28,970)	—
Capital expenditures	43,123	17,400	7,962	5,661	29	74,175	73,460	(715)	—
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of three and six months ended June 30, 2005 and 2006 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Three months ended
June 30, 2005
Revenue	$146,921	$19,033	$(445)	$165,509
Long-lived assets	566,945	28,992	11,403	607,340

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Three months ended
June 30, 2006
Revenue	$175,430	$19,359	$2,179	$196,968
Long-lived assets	654,249	57,659	12,736	724,644

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Six months ended June 30, 2005
Revenue	$286,414	$36,586	$(1,026)	$321,974
Long-lived assets	566,945	28,992	11,403	607,340

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Six months ended June 30, 2006
Revenue	$334,480	$37,054	$3,574	$375,108
Long-lived assets	654,249	57,659	12,736	724,644
Note 10: Subsequent Events
     In July 2006, the Company paid $7.5 million in cash for the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine. The closing of this acquisition is subject to the Ukrainian Anti-Monopoly Committee approval. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of $2.5 million to the seller. The loan is secured by the pledge of the remaining 25% interest in S-Line and matures in November 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 287 access points in Russia and other countries of the CIS as of June 30, 2006, a 23% increase from 233 access points as of June 30, 2005. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
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
     In the first half of 2006, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.
Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In March 2006, we completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider in the Russian Republic of Tatarstan, for approximately $4.0 million of cash consideration. We have consolidated the financial position of Tatintelcom from March 31, 2006, and the results of operations of Tatintelcom from April 1, 2006.
     In April 2006, we completed the acquisition of 100% ownership interest in TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 million to be settled in cash upon satisfactory achievement of certain conditions. We have consolidated the financial position of TTK from April 30, 2006, and the results of operations of TTK from May 1, 2006.
     In June 2006, we completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million consisting of cash consideration of $9.0 million and $1.1 million to be settled in cash upon satisfactory achievement of certain conditions, plus the assumption of $1.0 million of debt. We have consolidated the financial position of Kubtelecom as of June 30, 2006. However, given the proximity of the acquisition to our quarter end, consolidation of the results of operations will commence from July 1, 2006.
     In July 2006, we paid $7.5 million in cash for the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine. The closing of this acquisition is subject to the Ukrainian Anti-Monopoly Committee approval. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $2.5 million to the seller. The loan is secured by the pledge of the remaining 25% interest in S-Line and matures in November 2010.
     These acquisitions have enabled us to realize new opportunities in Russia and Ukraine by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure, and furthering our consumer broadband strategy.
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $2.0 million in USF charges for the six months ended June 30, 2006, which is recorded as part of cost of revenue. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the Government. We continue to have regular dialogue about these current regulatory issues with the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”).
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. To date, we are one of two alternative operators who have complied with these requirements. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications, and is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. On March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. On June 29, 2006, we announced that we have entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators and we are currently in the process of implementing physical interconnections with such operators. By entering into such agreements we have fulfilled all requirements of the Russian

Ministry of Telecommunications for implementation of our DLD/ILD license. We have submitted to Rossvyaznadzor all documentation necessary for operation of our FTN and for receipt of the access codes.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. The timing of such revenue increase is subject to and dependent upon formal commissioning of our FTN. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent Svyazinvest companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by 2008. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We will incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the local operators. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. However, at present we continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their independently established tariffs on alternative long distance, zonal and local operators. However, on June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. The incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within established limits. As a result, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. In the first half of 2006, we started construction of zonal networks in 12 regions of the Russian Federation. To date, we have completed construction of zonal networks in St. Petersburg and in the Kaliningrad region of Russia. In total, we are planning to construct zonal networks in 28-30 regions by the end of 2008. However, in those regions where we have not completed construction of zonal networks, we will be required to act as agents for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. We are still analyzing these changes in settlements with zonal operators to determine the impact on our business.
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
     The new Interconnection Rules prohibit the use of geographical numbering capacity by mobile network operators effective January 1, 2006. On April 17, 2006, we entered into agreement with Vimpelcom which would allow Vimpelcom to offer geographical numbering capacity to its subscribers in Moscow. For the six months ended June 30, 2006, we have recorded approximately $1.2 million in additional revenue from this agreement. However, this increase in revenue was partially offset by the introduction of termination rates to Vimpelcom’s network.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones do not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules will impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. The potential increase in revenues due to the introduction of the CPP Rules will be partially offset by the introduction of the termination rates to mobile networks.
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. Under the Ukrainian tax regime, if the draft law is approved by Verkhovna Rada and the Ukrainian President by the end of 2006, the draft law can only become effective from the new fiscal year starting on January 1, 2007. However, due to the political crisis in Ukraine following the Ukrainian Parliament elections in March 2006, it is not clear whether Verkhovna Rada will approve the draft law by the end of 2006.
     In April 2006, the National Commission for Communication’s Regulation in Ukraine (“NCCR) issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine, for provision of mobile services in 22 regions of Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine. Payment of the $5.5 million license fee was made on May 10, 2006. We are required under the license to begin using the assigned radio frequency not later than October 31, 2006.
     Effective July 15, 2006, NCCR introduced new tariffs for provision of voice services to fixed line subscribers. As a result of the tariff re-balancing policy, the tariffs for local calls and monthly fees increased and tariffs for DLD/ILD calls decreased.
Other Developments
     Historically, our tariffs have been linked to the United States dollar (“USD”). Since early 2000 the Russian ruble exchange rate against the USD has become relatively stable and has appreciated in 2005 and during the first half of 2006. Some of our competitors do not link their prices to the USD – ruble exchange rate, so when the ruble appreciates, their prices effectively become higher in relation to our prices.
     The functional currency of our foreign subsidiaries is the USD because the majority of their revenues, expenses, property and equipment purchased and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD. Accordingly, transactions and balances not already measured in USD, primarily transactions in local currencies of our CIS subsidiaries, have been re-measured into USD in accordance with the relevant provisions of Statement on Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. The objective of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been maintained in USD.
     In the second quarter of 2006, EDN Sovintel LLC (“Sovintel”), the Company’s wholly-owned Russian subsidiary, introduced fixed USD – ruble exchange rate for settlements with some of its customers. Sovintel plans to introduce this fixed rate for the majority of its customers in the third quarter of 2006. However, this fixed rate is applicable only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the ruble depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. We are currently evaluating the effect of the introduction of the fixed exchange rate in conjunction with various functional currency indicators established by SFAS No. 52 in order to determine if the change in functional currency for our Russian operations may be required in subsequent periods.
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to August 31, 2008 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ National Market, or any such other exchange on which our common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and we shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees, of which 32,400 were forfeited by employees who left us in the first half of 2006. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”) at a share price which is the lower of: (i) the average between the high and low sales price per share of the of common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-

third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by us until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in our sole discretion. If our common stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     During the first half of 2006, we granted SARs with respect to 60,000 shares of our common stock to senior management, of which 10,000 were forfeited by a senior manager who left us in the first half of 2006. The SARs were granted pursuant to the 2005 SAR Plan at the weighted-average exercise price of $31.46.
     In July 2004, our Board of Directors adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. During the six months ended June 30, 2005, we recorded $0.6 million of expenses associated with the LTIBP. In February 2006, our Board of Directors discontinued the LTIBP effective January 1, 2005. We reversed these accrued expenses in the fourth quarter of 2005.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2005 and during the first half of 2006, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2005 and during the first half of 2006. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 has continued throughout 2005 and into 2006. At present, we are constructing an inter-city fiber optic link from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with Vimpelcom. To date, we have completed construction of the cable line from Moscow to Ufa. At present, we are installing equipment on the link between Kazan and Ufa. On March 14, 2006, the fiber optic link from Moscow to Nizhny Novgorod was formally commissioned by Rossvyaznadzor. On June 5, 2006, we completed construction of a fiber optic link from Nizhny Novgorod to Kazan. Once the Nizhny Novgorod – Kazan link is formally commissioned by Rossvyaznadzor, we will launch commercial operations. We expect that this inter-city fiber optic link will be operational in the third quarter of 2006. In addition, we started construction of the Oktyabrsky to Samara inter-city fiber optic link. At present, we have laid approximately 365 kilometers of cable for this project; we anticipate that the entire Oktyabrsky to Samara inter-city fiber optic link will require us to lay approximately 440 kilometers of cable. We expect that this fiber optic link will be completed in the fourth quarter of 2006. This Oktyabrsky to Samara link is part of a larger fiber optic cable line that will run from Ufa to Saratov. We plan on completing this project in the second quarter of 2007. To date, we have invested approximately $21.9 million in these projects. In addition, in 2007 we plan to start construction of the fiber optic link from Kazan to Ekaterinburg through Naberezhnye Chelny and Perm, and from Moscow to Krasnodar through Voronezh and Rostov-on-Don. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million to $60.0 million in this and related backbone projects by the end of 2007. In Ukraine, we have started the construction of a national fiber optic network connecting 16 regional centers. In February 2006, we completed construction of the fiber optic link between Uzhgorod and Lvov with connection to the Hungarian border. In June 2006, we completed construction of the fiber optic link from Lvov to Kiev through Lutsk, Rovno and Zhitomir. In addition, we started construction of the link between Kiev and Kharkov through Chernigov and Sumy. We expect that this link will be completed in the third quarter of 2006. The fiber optic communication lines consist of new generation networks that will enable us to provide high quality Internet access, data and voice services. Development of our fiber optic network is part of our broadband access rollout strategy. In addition, it allows us to enter the long distance communication market and take advantage of our DLD/ILD license. By launching our own fiber optic communication lines, we will be able to optimize and significantly reduce our expenditures associated with the lease of trunk channels from other operators, offer competitive rates on Internet and voice services to the end users in the regions, while maintaining traditionally high quality of the services offered.

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
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline. In response to a decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in Moscow and elsewhere in Russia, Ukraine, and the CIS. However, our expansion in this area is currently limited by restrictions on our access to unbundled local loop. So far, we have access to unbundled local loop in Kazan and Tashkent. Therefore, we are currently looking at alternatives to deliver quality broadband Internet services at competitive pricing in our major markets. We plan to provide broadband services through our broadband networks based on such approaches as WiFi/WiMAX, Digital Subscriber Line (“DSL”), fiber-to-the-building (“FTTB”), and by selective acquisitions of local loop. The broadband development will enable us to offer high quality services such as broadband Internet access, voice over broadband packaged with our Aport Internet search engine to offer location-based search services. The broadband services will be competitively priced and will offer higher speed services than many other Internet access services currently available in Moscow. As part of our broadband access strategy, we recently entered into a framework agreement with Nortel to develop up to 5,000 WiFi access nodes in Moscow, with the possibility to increase the number of access nodes as needed. We have installed over 3,000 WiFi access nodes and cover approximately 250,000 households in Moscow. We expect to conclude testing of our WiFi access nodes in selected areas during the fourth quarter of 2006. After the WiFi testing is completed, we will phase-in our customer access plans throughout Moscow. We expect to launch wireless broadband services network in Moscow in January 2007. We plan to offer universal indoor and outdoor access to approximately one-third of the 3.9 million households in Moscow. Upon completion of the S-Line acquisition, we intend to roll out wireless broadband network in Kiev and other regions of Ukraine. In addition, we plan to cover the biggest cities and areas such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent. As part of this broadband access rollout strategy, we have deployed 268 DSL nodes in Moscow and 1,830 DSL nodes outside of Moscow with a combined capacity of approximately 8,756 ports and 50,230 ports, respectively. We plan to continue the deployment of broadband and DSL in other selected regions. We intend to expand our broadband strategy to be able to provide broadband Internet access, VoIP, digital television and mobile over broadband services to a wider consumer market. In April 2006, we began to provide broadband services based on FTTB technology in Kiev with the coverage of approximately 240,000 households.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed on attracting high revenue customers and maintaining our corporate market share in Kiev and Odessa. Our recently acquired GSM-1800 radio frequency license for additional 22 regions of Ukraine will also present new opportunities. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. On July 13, 2006, we entered into agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement will enable our mobile customers to use national roaming services of URS nationwide network. At the moment, URS network provides coverage of approximately 50% of the Ukrainian population with a planned expansion to cover approximately 80% of the population by the end of

2006. In addition, we plan to provide mobile over broadband services in Ukraine. By the end of 2006, we will rollout the fixed-mobile convergent (“FMC”) network in Kiev, Odessa and three other regions of Ukraine. In 2007, we plan to deploy FMC network in an additional 19 regions of Ukraine. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed.
     Our recently constructed FTN will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 1.3 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones.
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
     Functional currency; effective January 1, 2003, Russia is no longer considered a hyperinflationary economy, therefore the determination of functional currency for United States generally accepted accounting principles (“US GAAP”) reporting purposes should be based on the analysis of the underlying business transactions for each foreign subsidiary. The functional currency of our foreign subsidiaries is the USD because the majority of their revenues, expenses, property and equipment purchased and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD. Accordingly, transactions and balances not already measured in USD, primarily transactions in local currencies of our CIS subsidiaries, have been re-measured into USD in accordance with the relevant provisions of SFAS No. 52, “Foreign Currency Translation”. The objective of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been maintained in USD.
     In the second quarter of 2006, Sovintel, the Company’s wholly-owned Russian subsidiary, introduced fixed USD – ruble exchange rate for settlements with some of its customers. Sovintel plans to introduce this fixed rate for the majority of its customers in the third quarter of 2006. However, this fixed rate is applicable only if the official USD exchange rate set by the CBR is below the fixed level. If the ruble depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. We are currently evaluating the effect of the introduction of the fixed exchange rate in conjunction with various functional currency indicators established by SFAS No. 52 in order to determine if the change in functional currency for our Russian operations may be required in subsequent periods.
     Stock-based compensation; effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price in unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates.
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
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $2.1 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.4 million for the six months ended June 30, 2006. In addition, we recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.6 million, net of tax, for the six months ended June 30, 2006, equivalent to $0.07 per common share – basic and $0.07 per common share – diluted, representing compensation expense in connection with SARs. Compensation expense recorded in connection with outstanding stock options was negligible for the six months ended June 30, 2006.
     The impact of the adoption of SFAS No. 123R was an increase in selling, general and administrative expense of approximately $0.5 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.1 million for the three months ended June 30, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $0.4 million, net of tax, for the three months ended June 30, 2006, equivalent to $0.01 per common share – basic and $0.01 per common share – diluted, representing compensation expense in connection with SARs. Compensation expense recorded in connection with outstanding stock options was negligible for the three months ended June 30, 2006.
     The weighted-average fair value of SARs outstanding as of June 30, 2006 was $7.26 per SAR. As of June 30, 2006, there was $5.3 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 1.59 years.
     The impact of the adoption of SFAS No. 123R depends on, among other things, the price of our stock, as well as the assumptions used to value SARs granted, such as the volatility of our stock, risk-free interest rates, employee exercise patterns and forfeiture rates. The impact of additional SARs grant, if any, cannot be estimated at this time.
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

     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, “Accounting for Contingencies”. The provisions of FIN No. 48 are effective for financial statements for fiscal years beginning after December 15, 2006. We are currently examining FIN No. 48 to determine whether it will have a material impact on our financial position, results of operations, or cash flow.
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in note 9 “Segment Information – Line of Business Data” to our consolidated financial statements.
     According to Russian government estimates, inflation in Russia was 12% in 2004, 11% in 2005 and 6% for the six months ended June 30, 2006. The Russian government expects inflation to be approximately 10% to 11% in 2006. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended June 30, 2006, compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2005
•	Consolidated Results. Consolidated Results of Operations for the Six Months Ended June 30, 2006, compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2005
•	Consolidated Financial Position. Consolidated Financial Position at June 30, 2006, compared to Consolidated Financial Position at December 31, 2005
Consolidated Results — Consolidated Results of Operations for the Three Months Ended June 30, 2006, compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2005
Revenue
     Our revenue increased by 19% to $197.0 million for the three months ended June 30, 2006 from $165.5 million for the three months ended June 30, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
REVENUE
Business and Corporate Services	$96.4	$113.0
Carrier and Operator Services	54.5	69.2
Consumer Internet Services	10.7	12.2
Mobile Services	3.9	2.6

TOTAL REVENUE	$165.5	$197.0
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
REVENUE
Moscow	$109.2	$121.7
Northwest region of Russia	14.2	18.0
Other regions of Russia and CIS	28.3	42.3
Ukraine	19.0	19.4
Eliminations	(5.2)	(4.4)

TOTAL REVENUE	$165.5	$197.0

     Business and Corporate Services. Revenue from BCS increased by 17% to $113.0 million for the three months ended June 30, 2006, from $96.4 million for the three months ended June 30, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 173,490 on June 30, 2005, to 192,689 on June 30, 2006, an increase of 11%.
     Revenue from the BCS division of Sovintel, our largest subsidiary, increased by 15% to $90.9 million for the three months ended June 30, 2006, from $78.9 million for the three months ended June 30, 2005. BCS revenue in Moscow, our largest market, increased by 7% to $67.9 million in the second quarter of 2006 from $63.3 million in the second quarter of 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 80% in the second quarter 2005 to approximately 75% of Sovintel’s total BCS revenue in the second quarter of 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. Additionally, we experienced a decrease in the competitive pressures affecting rates. In the second quarter of 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers increased by approximately $0.6 million, or 60%, to $1.6 million for the three months ended June 30, 2006, from $1.0 million for the three months ended June 30, 2005. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)
BCS Moscow customer statistics on June 30:	2005	2006	% Change
Total clients	23,100	23,559	2%
Business centers	735	855	16%
Trade centers	60	78	30%
Hotels	47	51	9%
Direct inward dialing lines	122,350	131,250	7%
Ethernet / Metropolitan Ethernet Network connections	1,350	2,172	61%
High speed Internet active contracts	345	694	101%
     Sovintel regional BCS revenue increased by 48% to $23.0 million in the second quarter of 2006 from $15.5 million in the second quarter of 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 20% in the second quarter 2005 to approximately 25% of Sovintel’s total BCS revenue in the second quarter of 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 27% to $12.1 million for the three months ended June 30, 2006, from $9.5 million for the three months ended June 30, 2005. This increase in revenue was due to a 20% increase in the minutes of use resulting from a 62% increase in the number of serviced voice lines and a 2% increase in the average rate per minute of use for DLD calls resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Partly offsetting these increasing factors was a 28% decrease in average minutes of use per line per month due to more residential, SMB, and regional customers in the client base, and traffic migration to mobile networks. In 2005, GTU began providing voice services to residential customers and had approximately 6,837 residential customers as of June 30, 2006, and 926 as of June 30, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine. Additionally, data and Internet revenue increased by approximately $1.1 million due to an increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in the second quarter of 2006. Our revenue increased by approximately $2.2 million due to the acquisitions of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”) and ZAO Sochitelecom (“Sochitelecom”) in 2005, and Tatintelcom and TTK in 2006. We began consolidating Sakhalin Telecom in October 2005, Sochitelecom in November 2005, Tatintelcom in April 2006, and TTK in May 2006. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 27% to $69.2 million for the three months ended June 30, 2006, from $54.5 million for the three months ended June 30, 2005. Our total number of contracts in this line of business grew by 27% to 2,101 as of June 30, 2006, from 1,650 as of June 30, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 28% to $62.5 million for the three months ended June 30, 2006, from $48.9 million for the three months ended June 30, 2005. In Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries. We also observe significant increase in Internet traffic. On April 17, 2006, we entered into agreement with Vimpelcom which would allow Vimpelcom to offer geographical numbering capacity to its subscribers in Moscow. For the three months ended June 30, 2006, we have recorded approximately $1.2 million in additional revenue from this agreement. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities as we continue to develop our network. Following the introduction of the new Interconnection Rules, we observe less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU decreased by 21% to $4.4 million for the three months ended June 30, 2006, from $5.6 million for the three months ended June 30, 2005. Incoming international revenue decreased by $2.4 million resulting from an 82% decrease in the incoming international minutes of use. Incoming international minutes of use decreased due to a decrease in transit traffic from various international operators due to increase in termination rates as a result of changes in VAT regulations. The decrease in incoming international revenue was partially offset by a $0.9 million increase in carrier’s carrier revenue due to a 40% increase in transit traffic from local operators following a reduction of termination rates to mobile networks and increase in traffic volume from URS. Additionally, data revenues increased by $0.2 million due to an increase in ports in service as we added capacity between Kiev and Frankfurt via two STM-4 channels. In the future, we expect a further decline in GTU voice wholesale revenues as major operators in the Ukrainian market establish direct interconnection between their networks.
     Carrier and Operator Services revenue increased by approximately $0.9 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom in 2006.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 14% to $12.2 million for the three months ended June 30, 2006, from $10.7 million for the three months ended June 30, 2005. Consumer Internet Services revenue increased by approximately $0.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005. In addition, the revenue from consumer broadband Internet services from customers outside of Moscow and other consumer Internet related services increased from the three months ended June 30, 2005. The number of dial-up Internet subscribers increased from 394,250 at June 30, 2005, to 400,721 at June 30, 2006, and the average revenue per dial-up Internet subscriber increased from $6.84 per month for the three months ended June 30, 2005, to approximately $6.87 per month for the three months ended June 30, 2006. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services decreased by 33% to $2.6 million for the three months ended June 30, 2006, from $3.9 million for the three months ended June 30, 2005. The decline in revenue was primarily due to increased competition on the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of subscribers. Active subscribers decreased from 55,074 at June 30, 2005, to 50,602 at June 30, 2006. The average revenue per active subscriber has decreased by 26% from approximately $23.82 per month to approximately $17.66 per month primarily due to a 33% decrease in the number of high usage contract subscribers.
Expenses
     The following table shows our principal expenses for the three months ended June 30, 2006 and June 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$41.3	$48.0
Carrier and Operator Services	35.8	48.4
Consumer Internet Services	7.3	7.9
Mobile Services	1.8	1.3

TOTAL COST OF REVENUE	86.2	105.6
Selling, general and administrative	28.8	33.5
Depreciation and amortization	20.2	24.0
Equity in (earnings)/ losses of ventures	0.1	(0.4)
Interest income	(0.5)	(0.1)
Interest expense	0.3	0.1
Foreign currency (gain)/ loss	0.5	(0.7)
Minority interest	0.7	1.0
Provision for income taxes	9.4	11.4

Cost of Revenue
     Our cost of revenue increased by 23% to $105.6 million for the three months ended June 30, 2006, from $86.2 million for the three months ended June 30, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 16% to $48.0 million, or 42% of revenue, for the three months ended June 30, 2006 from $41.3 million, or 43% of revenue, for the three months ended June 30, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 18% to $38.7 million, or 43% of revenue, for the three months ended June, 2006, from $32.9 million, or 42% of revenue, for the three months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers.
     Cost of revenue for the BCS division of GTU increased by 4% to $5.2 million, or 43% of revenue, for the three months ended June 30, 2006, from $5.0 million, or 53% of revenue, for the three months ended June 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a 15% decrease in the settlement rates for traffic termination to mobile networks according to the agreements with Ukrainian Mobile Communications (“UMC”) and Kyivstar GSM effective from the first quarter of 2006. Additionally, in October 2005, we started routing Internet traffic via our STM-4 channel to Frankfurt bypassing local incumbent operators and reducing Internet transmission costs.
     BCS cost of revenue increased by approximately $1.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and TTK in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 35% to $48.4 million, or 70% of revenue, for the three months ended June 30, 2006, from $35.8 million, or 66% of revenue, for the three months ended June 30, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 33% to $45.2 million, or 72% of revenue, for the three months ended June 30, 2006, from $34.0 million, or 70% of revenue, for the three months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. Additionally, we incurred approximately $0.9 million costs under the new agreement with Vimpelcom related to traffic termination on Vimpelcom’s network.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased by 32% to $3.0 million, or 68% of revenue for the three months ended June 30, 2006, from $4.4 million, or 79% of revenue for the three months ended June 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in the second quarter of 2006.
     Carrier and Operator Services cost of revenue increased by approximately $0.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 8% to $7.9 million, or 70% of revenue, for the three months ended June 30, 2006, from $7.3 million, or 68% of revenue, for the three months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet offset by cost reductions resulting from the cancellation of surplus interconnect capacity. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $0.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Mobile Services. Cost of revenue from Mobile Services decreased by 28% to $1.3 million, or 50% of revenue for the three months ended June 30, 2006, from $1.8 million, or 46% of revenue for the three months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a decline in the value of the USD, to an increase in traffic to other mobile networks with higher settlement rates and additional payments for the frequencies received under the new GSM-1800 license.

Selling, General and Administrative
     Our selling, general and administrative expenses increased by 16% to $33.5 million, or 17% of revenue, for the three months ended June 30, 2006, from $28.8 million, or 17% of revenue, for the three months ended June 30, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $1.0 million, or 7%, primarily due to an 11% increase in consolidated headcount, increased executive officer costs, and ongoing salary and other compensation increases. Included in the increase in employee related costs is a $0.3 million charge recorded in the second quarter of 2006 related to our SARs plans. Additionally, in the second quarter of 2005 we recorded a $1.1 million charge for the revision of our estimate for unused vacation. Furthermore, severance costs increased by approximately $0.4 million since we recorded approximately $0.4 million of charges in the second quarter of 2006 related to separation payments paid to our former senior employees. Taxes, other than income taxes, increased by $0.8 million compared to the second quarter of 2005, due to an increase in property taxes and provision for non-recoverable VAT receivables. Our advertising costs increased by $0.6 million due to intensified marketing campaign of our new products. The remaining $1.9 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 19% to $24.0 million for the three months ended June 30, 2006, from $20.2 million for the three months ended June 30, 2005. Depreciation expense increased by $3.1 million, or 20%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $0.7 million, or 16%, due to amortization on intangible assets arising from acquisitions consummated in 2005 and 2006.
Equity in Earnings (Losses) of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.4 million for the three months ended June 30, 2006 from losses of $0.1 million for the three months ended June 30, 2005. The increase is mainly due to the acquisition of 54% of ZAO Rascom (“Rascom”) in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the three months ended June 30, 2006, decreased to $0.1 million, from $0.5 million for the three months ended June 30, 2005. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the three months ended June 30, 2006, decreased to $0.1 million, from $0.3 million for the three months ended June 30, 2005.
Foreign Currency Gain (Loss)
     Our foreign currency gain for the three months ended June 30, 2006, increased to $0.7 million, from a loss of $0.5 million for the three months ended June 30, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.
Minority Interest
     Our minority interest was $1.0 million for the three months ended June 30, 2006, compared to $0.7 million for the three months ended June 30, 2005. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2005, we acquired less than a 100% ownership in Sakhalin Telecom. In 2006, we acquired less than 100% of Tatintelcom.
Provision for Income Taxes
     Our charge for income taxes was $11.4 million for the three months ended June 30, 2006, compared to $9.4 million for the three months ended June 30, 2005. Our effective tax rate increased to 33% for the three months ended June 30, 2006 from 31% for the three months ended June 30, 2005 due to increases in non-deductible expenses and changes in the valuation allowance for deferred tax assets.

Net Income and Net Income per Share
     Our net income for the three months ended June, 2006, was $22.6 million, compared to a net income of $19.8 million for the three months ended June 30, 2005.
     Our net income per share of common stock increased to $0.62 for the three months ended June 30, 2006, compared to a net income per share of $0.54 for the three months ended June 30, 2005. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 36,599,704 in the three months ended June 30, 2006, compared to 36,333,521 in the three months ended June, 2005. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management and our Board of Directors.
     Our net income per share of common stock on a fully diluted basis increased to $0.62 for the three months ended June 30, 2006, compared to a net income per common share of $0.54 for the three months ended June 30, 2005. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 36,716,196 in the three months ended June 30, 2006, compared to 36,571,294 in the three months ended June 30, 2005.
Consolidated Results — Consolidated Results of Operations for the Six Months Ended June 30, 2006, compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2005
Revenue
     Our revenue increased by 16% to $375.1 million for the six months ended June 30, 2006 from $322.0 million for the six months ended June 30, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
REVENUE
Business and Corporate Services	$184.5	$216.2
Carrier and Operator Services	107.5	129.3
Consumer Internet Services	22.5	24.4
Mobile Services	7.5	5.2

TOTAL REVENUE	$322.0	$375.1
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
REVENUE
Moscow	$213.2	$233.8
Northwest region of Russia	27.5	34.5
Other regions of Russia and CIS	55.6	80.6
Ukraine	36.6	37.1
Eliminations	(10.9)	(10.9)

TOTAL REVENUE	$322.0	$375.1
     Business and Corporate Services. Revenue from BCS increased by 17% to $216.2 million for the six months ended June 30, 2006, from $184.5 million for the six months ended June 30, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business.
     Revenue from the BCS division of Sovintel increased by 16% to $175.4 million for the six months ended June 30, 2006, from $151.2 million for the six months ended June 30, 2005. BCS revenue in Moscow, our largest market, increased by 7% to $130.7 million in the first half of 2006 from $121.8 million in the first half of 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 81% in the first half 2005 to approximately 75% of Sovintel’s total BCS revenue in the first half of 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. In the first half of 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. In the first half of 2006, we experienced significant growth in our data and Internet service offerings.

     Sovintel regional BCS revenue increased by 52% to $44.7 million in the first half of 2006 from $29.4 million in the first half of 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 19% in the first half 2005 to approximately 25% of Sovintel’s total BCS revenue in the first half of 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 32% to $23.7 million for the six months ended June 30, 2006, from $18.0 million for the six months ended June 30, 2005. This increase in revenue was due to a 23% increase in the minutes of use resulting from a 62% increase in the number of serviced voice lines and a 4% increase in the average rate per minute of use for DLD calls resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Partly offsetting these increasing factors was a 26% decrease in the average minutes of use per line per month due to more residential, SMB, and regional customers in the client base. Additionally, data and Internet revenue increased by approximately $2.4 million due to an increase in the number of ports in service and higher customers’ activity.
     BCS revenue increased by approximately $3.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and TTK in 2006.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 20% to $129.3 million for the six months ended June 30, 2006, from $107.5 million for the six months ended June 30, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 23% to $118.5 million for the six months ended June 30, 2006, from $96.5 million for the six months ended June 30, 2005. At Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries.
     Revenue for the Carrier and Operator Services division of GTU decreased by 30% to $7.8 million for the six months ended June 30, 2006, from $11.1 million for the six months ended June 30, 2005. Incoming international revenue decreased by $4.7 million resulting from a 77% decrease in the incoming international minutes of use. Incoming international minutes of use decreased due to a decrease in transit traffic from various international operators due to increase in termination rates as a result of changes in VAT regulations. The decrease in incoming international revenue was partially offset by a $1.1 million increase in carrier’s carrier revenue due to a 24% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks. Additionally, data revenues increased by $0.3 million due to an increase in ports in service as we added capacity between Kiev and Frankfurt via two STM-4 channels.
     Carrier and Operator Services revenue increased by approximately $1.0 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom in 2006.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 8% to $24.4 million for the six months ended June 30, 2006, from $22.5 million for the six months ended June 30, 2005. Consumer Internet Services revenue increased by approximately $1.3 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005. Offsetting this increase was a decrease in revenue from dial-up Internet.
     Mobile Services. Revenue from Mobile Services decreased by 31% to $5.2 million for the six months ended June 30, 2006, from $7.5 million for the six months ended June 30, 2005. The decline in revenue was primarily due to increased competition on the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of subscribers.

Expenses
     The following table shows our principal expenses for the six months ended June 30, 2006 and June 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Six Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$78.9	$92.0
Carrier and Operator Services	69.4	88.5
Consumer Internet Services	14.6	16.0
Mobile Services	3.3	2.5

TOTAL COST OF REVENUE	166.2	199.0
Selling, general and administrative	56.4	67.4
Depreciation and amortization	39.9	46.6
Equity in (earnings)/ losses of ventures	0.2	(0.7)
Interest income	(0.9)	(0.8)
Interest expense	0.4	0.2
Foreign currency (gain)/ loss	0.2	(1.6)
Minority interest	1.3	2.1
Provision for income taxes	18.5	20.8
Cumulative effect of a change in accounting principle, net of tax	$—	$0.7
Cost of Revenue
     Our cost of revenue increased by 20% to $199.0 million for the six months ended June 30, 2006 from $166.2 million for the six months ended June 30, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 17% to $92.0 million, or 43% of revenue, for the six months ended June 30, 2006 from $78.9 million, or 43% of revenue, for the six months ended June 30, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 19% to $75.3 million, or 43% of revenue, for the six months ended June 30, 2006, from $63.3 million, or 42% of revenue, for the six months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers.
     Cost of revenue for the BCS division of GTU increased by 9% to $10.4 million, or 44% of revenue, for the six months ended June 30, 2006, from $9.5 million, or 53% of revenue, for the six months ended June 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a 12% decrease in the settlement rates for traffic termination to mobile networks according to the agreements with UMC and Kyivstar GSM effective from the first quarter of 2006.
     BCS cost of revenue increased by approximately $2.0 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and TTK in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 28% to $88.5 million, or 68% of revenue, for the six months ended June 30, 2006, from $69.4 million, or 65% of revenue, for the six months ended June 30, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 29% to $85.0 million, or 72% of revenue, for the six months ended June 30, 2006, from $65.8 million, or 68% of revenue, for the six months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks, and due to an increase in costs under the new agreement with Vimpelcom.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased by 40% to $5.3 million, or 68% of revenue for the six months ended June 30, 2006, from $8.9 million, or 80% of revenue for the six months ended June 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in the first quarter of 2006.

     Carrier and Operator Services cost of revenue increased by approximately $0.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 10% to $16.0 million, or 68% of revenue, for the six months ended June 30, 2006, from $14.6 million, or 65% of revenue, for the six months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $0.9 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Mobile Services. Cost of revenue from Mobile Services decreased by 24% to $2.5 million, or 48% of revenue for the six months ended June 30, 2006, from $3.3 million, or 44% of revenue for the six months ended June 30, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna based settlement rates due to a decline in the value of the USD and to an increase in traffic to other mobile networks with higher settlement rates.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 20% to $67.4 million, or 18% of revenue, for the six months ended June 30, 2006, from $56.4 million, or 18% of revenue, for the six months ended June 30, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $6.0 million, or 23%, primarily due to an 11% increase in consolidated headcount, increased executive officer costs, and ongoing salary and other compensation increases. Included in the increase in employee related costs is a $2.1 million charge recorded in the first half of 2006 related to our SARs plans. Additionally, in the first half of 2005 we reversed a $1.4 million accrued liability related to estimated payroll taxes recorded upon the acquisition of one of our Russian subsidiaries. Furthermore, in the second half of 2005 we recorded a $1.1 million charge for the revision of our estimate for unused vacation. Our severance costs increased by approximately $0.5 million since we recorded approximately $0.5 million of charges in the second half of 2006 related to separation payments paid to our former senior employees. Taxes, other than income taxes, increased by $1.8 million compared to the first half of 2005, due to an increase in property taxes and provision for non-recoverable VAT receivables. Our advertising costs increased by $0.9 million due to intensified marketing campaign of our new products. The remaining $1.8 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 17% to $46.6 million for the six months ended June 30, 2006, from $39.9 million for the six months ended June 30, 2005. Depreciation expense increased by $5.6 million, or 18%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $1.1 million, or 11%, due to amortization on intangible assets arising from acquisitions consummated in 2005.
Equity in Earnings (Losses) of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.7 million for the six months ended June, 2006 from losses of $0.2 million for the six months ended June 30, 2005. The increase is mainly due to the acquisition of 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the six months ended June 30, 2006, decreased to $0.8 million, from $0.9 million for the six months ended June 30, 2005. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the six months ended June 30, 2006, decreased to $0.2 million, from $0.4 million for the six months ended June 30, 2005.

Foreign Currency Gain (Loss)
     Our foreign currency gain for the six months ended June 30, 2006, increased to $1.6 million, from a loss of $0.2 million for the six months ended June 30, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets that we have denominated in foreign currencies.
Minority Interest
     Our minority interest was $2.1 million for the six months ended June 30, 2006, compared to $1.3 million for the six months ended June 30, 2005. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2005, we acquired less than a 100% ownership in Sakhalin Telecom. In 2006, we acquired less than 100% ownership in Tatintelcom.
Provision for Income Taxes
     Our charge for income taxes was $20.8 million for the six months ended June 30, 2006, compared to $18.5 million for the six months ended June 30, 2005. Our effective tax rate increased to 32% for the six months ended June 30, 2006 from 31% for the six months ended June 30, 2005 due to increases in non-deductible expenses and changes in the valuation allowance for deferred tax assets.
Cumulative Effect of a Change in Accounting Principle
     In the first half of 2006, we recognized $0.7 million, net of tax, cumulative effect of a change in accounting principle related to accounting for share-based payments upon adoption of SFAS No. 123R on January 1, 2006.
Net Income and Net Income per Share
     Our net income for the six months ended June 30, 2006, was $41.4 million, compared to a net income of $39.8 million for the six months ended June 30, 2005.
     Our net income per share of common stock increased to $1.13 for the six months ended June 30, 2006, compared to a net income per share of $1.10 for the six months ended June 30, 2005. The increase in net income per share of common stock was due to the increase in net income, offset by the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock, and an increase in the number of weighted average shares to 36,537,163 in the six months ended June 30, 2006, compared to 36,328,676 in the six months ended June 30, 2005. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management and our Board of Directors.
     Our net income per share of common stock on a fully diluted basis increased to $1.13 for the six months ended June 30, 2006, compared to a net income per common share of $1.09 for the six months ended June 30, 2005. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by the cumulative effect of a change in accounting principle of $0.02 per share of common stock, and an increase in the number of weighted average shares assuming dilution to 36,687,101 in the six months ended June 30, 2006, compared to 36,572,961 in the six months ended June 30, 2005.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2006, compared to Consolidated Financial Position at December 31, 2005
Accounts Receivable
     Accounts receivable increased by $26.3 million from $91.7 million at December 31, 2005, to $118.0 million at June 30, 2006, as a result of increased revenue when comparing the month of June 2006 with the month of December 2005, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules.
Intangible Assets
     Our intangible assets increased by $2.9 million from $93.9 million at December 31, 2005, to $96.8 million at June 30, 2006, as a result of additional intangible assets recorded upon the acquisitions of Tatintelcom, TTK and Kubtelecom, and the purchase of additional numbering capacity, offset by amortization on continuing intangible assets of the consolidated subsidiaries.

Other Non-Current Liabilities
     Our other non-current liabilities increased by $1.5 million from negligible amount at December 31, 2005, to $1.5 million at June 30, 2006, as a result of the change in accounting principle related to accounting for share-based payments due to adoption of SFAS No. 123R.
Minority Interest
     Our minority interest increased by $5.3 million from $19.7 million at December 31, 2005, to $25.0 million at June 30, 2006, due to $2.1 million minority interest in our earnings for the six months ended June 30, 2006, and consolidation of recently acquired Tatintelcom and Kubtelecom where our ownership interest is less than 100%.
Shareholders’ Equity
     Shareholders’ equity increased by $29.2 million from $675.1 million at December 31, 2005, to $704.3 million at June 30, 2006, as a result of our net income of $41.4 million offset by declaring and paying $14.6 million in dividends in the six months ended June 30, 2006. Also, shareholders’ equity increased by $2.3 million due to stock option exercises and by $0.1 million due to vesting of restricted shares.
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) expenses that are non-deductible on the income tax return; (3) write-offs of certain assets that are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we anticipate that these deferred tax assets will be realized through deduction against future taxable income. We also have deferred tax assets related to net operating loss carry-forwards and deductible temporary differences for US federal income tax purposes. We have recorded a full valuation allowance against these deferred tax assets due to our assessment of sources of future taxable income in the United States. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future.
Liquidity and Capital Resources
     The following table shows our cash flows for the six months ended June 30, 2006, and June 30, 2005:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Six Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2006
	(in millions)
CASH FLOWS
Provided by operating activities	$86.2	$81.2
Used in investing activities	(43.5)	(99.2)
Used in financing activities	(15.1)	(13.4)
Effect of exchange rate changes	(0.1)	0.6

Net increase (decrease) in cash and cash equivalents	$27.5	$(30.8)
     Our cash and cash equivalents was $36.4 million and $67.2 million as of June 30, 2006, and December 31, 2005, respectively. Our total restricted cash was $0.2 million and $0.6 million as of June 30, 2006, and December 31, 2005, respectively. The restricted cash is maintained in connection with certain of our equity investee’s debt obligations as described below.
     Net cash provided by our operating activities decreased by $5.0 million to $81.2 million for the six months ended June 30, 2006, from $86.2 million for the six months ended June 30, 2005. This decrease in net cash inflows from operating activities at June 30, 2006, is mainly due to the changes in Russian legislation related to VAT. Under the change, effective January 1, 2006, VAT is accounted for on an accrual basis rather than on a cash basis such that we must pay VAT prior to such time as we receive corresponding VAT payments from our customers. As a result of this change, VAT payable balances decreased from December 31, 2005 to June 30, 2006.

     During the six months ended June 30, 2006, we received approximately $354.7 million in cash from our customers for services and we paid approximately $251.5 million to suppliers and employees. During the six months ended June 30, 2005, we received approximately $316.3 million in cash from our customers for services and we paid approximately $209.6 million to suppliers and employees.
     We used cash of $99.2 million and $43.5 million for investing activities for the six months ended June 30, 2006, and 2005, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $81.2 million for the six months ended June 30, 2006, of which $7.7 million was related to purchases in 2005, and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $44.4 million for the six months ended June 30, 2005.
     We used cash of $16.5 million, net of cash acquired, for the six months ended June 30, 2006, for the acquisition of Tatintelcom, TTK and Kubtelecom. We used cash of $0.9 million for the six months ended June 30, 2005, for the acquisition of Dicom and payment of a holdback amount related to the 2004 SP Buzton acquisition.
     For the six months ended June 30, 2006, we received $2.3 million net proceeds from the exercise of employee stock options and for the six months ended June 30, 2005, we received $0.6 net proceeds from the exercise of employee stock options.
     In February 2006, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of March 17, 2006. We paid the total amount payable of approximately $7.3 million to shareholders on March 31, 2006.
     In June 2006, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record of June 16, 2006. We paid the total amount payable of approximately $7.3 million to shareholders on June 30, 2006.
     We had working capital of $64.9 million as of June 30, 2006, and $79.1 million as of December 31, 2005. Our working capital ratio (current assets divided by current liabilities) was 1.44 as of June 30, 2006, and 1.60 as of December 31, 2005. At June 30, 2006, we had $0.2 million of long-term debt, excluding capital lease obligations, compared with a negligible amount at December 31, 2005.
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
     In order to comply with the known long distance license requirements, we incurred approximately $0.4 million in capital expenditures in the first half of 2006. In total, we estimate that we will need to make capital expenditures of approximately $5.0 million in 2006 in order to fulfill the network requirements, specified in the Interconnection Rules and to successfully implement our long distance license. To date, we have invested approximately $13.0 million in the construction of our FTN. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect the cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of June 30, 2006, for all these facilities, totaled $0.2 million was funded to our non-consolidated entities.
     In addition, as of June 30, 2006, Kubtelecom had borrowed 12,000,000 Russian rubles, equivalent to $0.4 million, under a loan agreement with a minority shareholder of Kubtelecom. The loan will mature on June 1, 2007 and bears interest at an annual rate of 12.0%. As of June 30, 2006, Kubtelecom had borrowed 15,000,000 Russian rubles, equivalent to $0.6 million, under a loan agreement with OAO Yug-Investbank (“Yug-Investbank”). Kubtelecom is required to make 18 monthly payments beginning July 31, 2006. The loan will mature on December 8, 2007. The loan bears interest at annual rate of 12.0% – 14.0% depending on the volume of Kubtelecom’s transactions through Yug-Investbank. Amounts outstanding under the agreement are covered by a pledge of Kubtelecom’s telecommunications equipment.
     In the future, we may execute large or numerous acquisitions, which may require external financing, most likely to be raised through secured or unsecured borrowings. However, we may also raise the required funding through a dilutive equity issuance, through the divestment of non-core assets, or combinations of the above. In case large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs, technology and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through cash on hand, cash flow from operations, proceeds from additional equity and debt offerings, and debt financing facilities.
     As of June 30, 2006, our credit ratings were as follows:

Credit Rating Agency	Rating	Outlook

Standard & Poor’s	BB-	Stable
Moody’s	B2	Stable
     The cost of our borrowings is affected by our credit ratings. If our credit ratings were downgraded, we could be required to pay higher interest rates on secured or unsecured borrowings and could be subject to more restrictive financial covenants. We may not be able to obtain additional financing on favorable terms. As a result, we may become subject to additional or more restrictive financial covenants, our interest obligations may increase significantly and our shareholders may be adversely diluted. Our failure to generate sufficient funds in the future, whether from operations or by raising additional debt or equity capital, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, which could have a material adverse effect on our operations.
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
Contractual Obligations
     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, include our contractual cash obligations. Contractual cash obligations include capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the six months ended June 30, 2006, no material changes occurred in our contractual cash obligations.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, including our expectation to fund such requirements through cash on hand, cash from operations, proceeds from additional equity and debt offerings, and debt financing activities; (ii) existing and potential tax claims, (iii) the effects of existing and potential litigation, (iv) projected traffic volumes, revenues and other growth indicators; (v) anticipated revenues and expenses, including capital expenditures to implement our long distance licenses and federal transit network; (vi) Sovintel’s plans to introduce a fixed USD-ruble exchange rate for the majority of its customers, (vii) our plans to construct zonal networks, establish physical connections with zonal incumbent fixed line telecommunications operators or, where applicable, to act as agents for zonal carriers, (viii) the expected cross-subsidization of local and zonal networks of incumbent operators by long distance operators, (ix) our competitive environment; (x) the future performance of consolidated and equity method investments, including repayment of debt by equity investees; (xi) our intention to offer our services under the Golden Telecom brand; (xii) the roll-out of our fixed-mobile convergent network in Ukraine; (xiii) our intentions to expand our fiber optic capacity and add transmission capacity; (xiv) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xv) the impact of critical accounting policies and estimates; (xvi) the growth and development of our operations in key regions of Russia; (xvii) our growth strategy in our business segments; (xviii) the political, regulatory and economic situation in the markets in which we operate, including the effect of the new law “On Telecommunications” and the interconnection rules; (xix) the effect, cost and expected benefits of utilizing our intercity and international licenses, including the implementation of our federal transit network; and (xx) the development and deployment of our broadband and related WiFi technology strategies are forward-looking and concern the our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, use of debt for possible future acquisitions, the potential effect of the new law “On Telecommunications” and the related interconnection rules, the utilization of our intercity and international licenses, including development of our federal transit network and the cost of such development, our ability to construct zonal networks or interconnect with zonal operators, our ability to introduce a fixed USD-ruble exchange rate for Sovintel, our ability to integrate recently acquired companies into our operations, the development of our broadband and related WiFi technology strategies, our ability to roll out our fixed-mobile convergent network in Ukraine, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the information provided in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceeding that the Company believes would have a material adverse effect on the Company’s business, financial condition or operating results.
Item 1A. Risk Factors
     There have been no material changes in the information provided in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     On May 18, 2006, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of April 11, 2006. Each of the Company’s ten nominees for election to its Board of Directors was elected to a term ending at the Company’s annual meeting of shareholders to be held in 2007. A shareholder of the Company, OAO Rostelecom, submitted a proposal under Rule 14(a)-8 of the SEC proxy rules and introduced Mr. Dmitry Korol to serve as a director of the Company. Mr. Korol was not elected to the Company’s Board of Directors. Two additional proposals were submitted to shareholders for approval and were approved.
(1)	The votes cast for each of the Company’s ten nominees for election to the Company’s Board of Directors and the shareholder nominee were as follows:

Nominee	For	Withheld
Petr Aven	27,492,980	4,371,615
Vladimir Bulgak	27,542,445	4,322,150
Patrick Gallagher	27,572,847	4,291,748
David Herman	27,497,937	4,366,658
Kjell Johnsen	27,542,445	4,322,150
Alexey Khudyakov	27,492,980	4,371,615
Oleg Malis	26,407,259	5,457,336
Ronny Naevdal	27,542,445	4,322,150
David Smyth	27,572,847	4,291,748
Jean-Pierre Vandromme	27,550,626	4,313,969
Dmitry Korol	6,074,683	18,040,350
(2)	To approve the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan – FOR 31,545,205 shares; AGAINST 96,934 shares; ABSTAIN 222,456 shares.

(3)	Ratification of selection of Ernst & Young LLC as the Company’s independent auditors for 2006 – FOR 31,835,504 shares; AGAINST 28,491 shares; ABSTAIN 600 shares.

Item 5. Other Information
None
Item 6. Exhibits

Designation	Description
10.1*	Employment Agreement and Amendment to Employment Agreement between EDN Sovintel LLC and Ilya Smirnov, Vice-President, Acting General Counsel and Corporate Secretary.

10.2	Restricted Stock Agreement between GTI and David Herman. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 25, 2006).

10.3	Restricted Stock Agreement between GTI and Patrick Gallagher. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 25, 2006).

10.4	Restricted Stock Agreement between GTI and David Smyth. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated May 25, 2006).

10.5	Restricted Stock Agreement between GTI and Vladimir Bulgak. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated May 25, 2006).

10.6	Restricted Stock Agreement between GTI and Kjell Johnsen. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated May 25, 2006).

10.7	Restricted Stock Agreement between GTI and Ronny Naevdal. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K dated May 25, 2006).

10.8	Restricted Stock Agreement between GTI and Alexey Khudyakov. (Incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K dated May 25, 2006).

10.9	Restricted Stock Agreement between GTI and Oleg Malis. (Incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K dated May 25, 2006).

10.10	Form of Restricted Stock Agreement for awards of Restricted Stock under the 1999 Equity Participation Plan, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K dated May 25, 2006).

10.11	Separation Agreement by and between the Company and Derek A. Bloom. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 14, 2006).

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN TELECOM, INC. (Registrant)

By:	/s/ BORIS SVETLICHNY

Name:	Boris Svetlichny
Title:	Senior Vice-President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ MICHAEL D. WILSON

Name:	Michael D. Wilson
Title:	Vice-President and Corporate Controller
(Principal Accounting Officer)
Date: August 9, 2006

EXHIBIT INDEX

Designation	Description
10.1*	Employment Agreement and Amendment to Employment Agreement between EDN Sovintel LLC and Ilya Smirnov, Vice-President, Acting General Counsel and Corporate Secretary.

10.2	Restricted Stock Agreement between GTI and David Herman. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 25, 2006).

10.3	Restricted Stock Agreement between GTI and Patrick Gallagher. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 25, 2006).

10.4	Restricted Stock Agreement between GTI and David Smyth. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated May 25, 2006).

10.5	Restricted Stock Agreement between GTI and Vladimir Bulgak. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated May 25, 2006).

10.6	Restricted Stock Agreement between GTI and Kjell Johnsen. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated May 25, 2006).

10.7	Restricted Stock Agreement between GTI and Ronny Naevdal. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K dated May 25, 2006).

10.8	Restricted Stock Agreement between GTI and Alexey Khudyakov. (Incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K dated May 25, 2006).

10.9	Restricted Stock Agreement between GTI and Oleg Malis. (Incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K dated May 25, 2006).

10.10	Form of Restricted Stock Agreement for awards of Restricted Stock under the 1999 Equity Participation Plan, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K dated May 25, 2006).

10.11	Separation Agreement by and between the Company and Derek A. Bloom. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 14, 2006).

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.