Form 10-Q
period 2006-09-30
GOLDEN TELECOM INC
filed 2006-11-09
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0391303 (I.R.S. Employer Identification No.)

Representative Office Golden TeleServices, Inc. 1 Kozhevnichesky Proezd Moscow, Russia 115114 (Address of principal executive office)	115114 (Zip Code)
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
     At November 6, 2006, there were 36,648,913 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,176	$37,179
Accounts receivable, net of allowance for doubtful accounts of $27,327 and $31,087 at December 31, 2005 and September 30, 2006, respectively	91,709	138,269
VAT receivable	21,986	20,954
Prepaid expenses	8,083	8,970
Taxes receivable, excluding VAT	181	1,772
Notes receivable	1,494	405
Deferred tax asset	8,994	10,346
Other current assets	11,334	14,187

TOTAL CURRENT ASSETS	210,957	232,082

Property and equipment, net of accumulated depreciation of $247,096 and $327,414 at December 31, 2005 and September 30, 2006, respectively	407,907	506,050

Goodwill and intangible assets:

Goodwill	149,249	177,901
Intangible assets, net of accumulated amortization of $60,648 and $81,581 at December 31, 2005 and September 30, 2006, respectively	93,880	99,877

Net goodwill and intangible assets	243,129	277,778
Investments in and advances to ventures	10,889	11,313
Notes receivable	—	2,500
Restricted cash	566	231
Advances for acquisitions	—	7,722
Other non-current assets	8,763	11,098

TOTAL ASSETS	$882,211	$1,048,774

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2005	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,404	$127,028
VAT payable	17,190	10,423
Debt maturing within one year	—	1,340
Current capital lease obligation	1,941	770
Deferred revenue	16,799	20,092
Due to affiliates and related parties	2,470	3,917
Other current liabilities	4,079	5,188

TOTAL CURRENT LIABILITIES	131,883	168,758

Long-term debt, less current portion	27	117
Long-term deferred tax liability	22,287	29,010
Long-term deferred revenue	30,878	34,628
Long-term capital lease obligations	2,340	1,763
Other non-current liabilities	—	2,600

TOTAL LIABILITIES	187,415	236,876

Minority interest	19,693	27,497

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and September 30, 2006)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,458,490 and 36,638,413 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively)	365	366
Additional paid-in capital	671,998	674,194
Deferred equity compensation	(455)	—
Retained earnings	3,195	54,232
Accumulated other comprehensive income	—	55,609

TOTAL SHAREHOLDERS’ EQUITY	675,103	784,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,211	$1,048,774

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
REVENUE:
Telecommunication services	$168,716	$227,144	$488,706	$599,033
Revenue from affiliates and related parties	1,214	1,573	3,198	4,792

TOTAL REVENUE	169,930	228,717	491,904	603,825

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	88,345	128,153	254,533	327,154
Selling, general and administrative (excluding depreciation and amortization)	30,967	37,505	87,381	104,955
Depreciation and amortization	20,594	26,389	60,465	72,961

TOTAL OPERATING COSTS AND EXPENSES	139,906	192,047	402,379	505,070

INCOME FROM OPERATIONS	30,024	36,670	89,525	98,755

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	669	350	501	1,021
Interest income	772	185	1,672	988
Interest expense	(94)	(91)	(531)	(241)
Foreign currency gains (losses)	(125)	73	(364)	1,648

TOTAL OTHER INCOME	1,222	517	1,278	3,416

Income before income taxes and minority interest	31,246	37,187	90,803	102,171
Income taxes	12,014	11,110	30,512	31,880
Minority interest	837	1,848	2,102	3,951

Income before cumulative effect of a change in accounting principle	18,395	24,229	58,189	66,340

Cumulative effect of a change in accounting principle, net of tax of $52	—	—	—	681

NET INCOME	$18,395	$24,229	$58,189	$65,659

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.51	$0.66	$1.60	$1.82
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net income per share – basic	$0.51	$0.66	$1.60	$1.80

Weighted average common shares – basic	36,411	36,633	36,356	36,570

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.50	$0.66	$1.59	$1.81
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net income per share – diluted	$0.50	$0.66	$1.59	$1.79

Weighted average common shares – diluted	36,637	36,723	36,595	36,699

Cash dividends per common share	$0.20	$—	$0.60	$0.40

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
OPERATING ACTIVITIES:
Net income	$58,189	$65,659
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation	47,021	57,493
Amortization	13,444	15,468
Equity in earnings of ventures	(501)	(1,021)
Foreign currency (gain) losses	364	(1,648)
Bad debt expense	6,501	6,964
Stock appreciation rights compensation expense	—	4,626
Cumulative effect of a change in accounting principle, net of tax of $52	—	681
Other	232	1,177
Changes in assets and liabilities:
Accounts receivable	(15,103)	(49,948)
Accounts payable and accrued expenses	10,071	32,345
VAT, net	3,849	(5,609)
Other changes in assets and liabilities	4,235	3,669

NET CASH PROVIDED BY OPERATING ACTIVITIES	128,302	129,856

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(70,330)	(122,687)
Acquisitions, net of cash acquired	(4,791)	(17,674)
Restricted cash	449	335
Other investing	2,243	(7,201)

NET CASH USED IN INVESTING ACTIVITIES	(72,429)	(147,227)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	1,003	2,429
Cash dividends paid	(21,828)	(14,622)
Other financing	(2,660)	(1,465)

NET CASH USED IN FINANCING ACTIVITIES	(23,485)	(13,658)

Effect of exchange rate changes on cash and cash equivalents	(137)	1,032

Net increase (decrease) in cash and cash equivalents	32,251	(29,997)
Cash and cash equivalents at beginning of period	53,699	67,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,950	$37,179

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
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2006, may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Functional Currency
     Prior to the third quarter of 2006, the functional currency for all of the Company’s foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, EDN Sovintel LLC (“Sovintel”), the Company’s wholly-owned Russian subsidiary, introduced a semi-fixed USD – Russian ruble (“RUR”) exchange rate for settlements with the majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, the Company reevaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of the Company’s subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of the Company’s subsidiaries domiciled in Russia on September 30, 2006, were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
     The change in functional currency resulted in a translated value for the opening (i) property and equipment, net, (ii) goodwill and (iii) intangible assets, net, that is approximately $32.2 million, $19.4 million, and $6.7 million higher, respectively, than the amounts reported on June 30, 2006, when the USD was the subsidiaries’ functional currency. This change in the carrying amount of property and equipment, goodwill and intangible assets has been reflected directly in shareholders’ equity as part of other comprehensive income. In addition, the Company recorded an opening deferred tax liability of $5.9 million and an opening minority interest of $1.1 million in association with the change in functional currency. The impact of the change in functional currency resulted in a $1.6 million increase in depreciation and amortization, a $0.7 million decrease in foreign currency gain, and a $0.8 million decrease in income taxes for the three months ended September 30, 2006.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three and nine months ended September 30, 2006, as a result of the change in functional currency described previously in this Note, total comprehensive income included, in addition to net income, the effect of translating RUR denominated financial statements of the Company’s subsidiaries domiciled in Russia into the Company’s reporting currency, in accordance with SFAS No. 52.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Comprehensive income comprises the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Net income	$18,395	$24,229	$58,189	$65,659
Foreign currency translation adjustment	—	55,609	—	55,609

Comprehensive income	$18,395	$79,838	$58,189	$121,268

Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2005		As of September 30, 2006
			(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$99,366	$(32,009)	$112,793	$(43,906)
Contract-based customer relationships	5 years	36,849	(18,241)	41,468	(26,238)
Licenses	11 years	7,176	(3,182)	13,095	(4,044)
Other intangible assets	5 years	11,137	(7,216)	14,102	(7,393)

Total		$154,528	$(60,648)	$181,458	$(81,581)

     Other intangible assets include software, Internet software and related content, as well as other intangible assets.
Stock-Based Compensation
     Until January 1, 2006, the Company followed the provisions of Statement on Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for its Equity Participation Plan and Stock Appreciation Rights (“SARs”) Plans. SFAS No. 123 generally allowed companies to either account for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The fair value method required compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The Company had elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.
     The effect of applying SFAS No. 123 on the reported net income and net income per share for the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net income, as reported	$18,395	$58,189
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	145	475

Pro forma net income	$18,250	$57,714

Net income per share:
Basic – as reported	$0.51	$1.60
Basic – pro forma	0.50	1.59
Diluted – as reported	0.50	1.59
Diluted – pro forma	0.50	1.58

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the SEC delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
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
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.4 million, an increase in selling, general and administrative expense of approximately $4.2 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.6 million for the nine months ended September 30, 2006. In addition, the Company recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $4.7 million, net of tax, for the nine months ended September 30, 2006, equivalent to $0.13 per common share – basic and $0.13 per common share – diluted, representing compensation expense in connection with SARs (see note 6). Compensation expense recorded in connection with outstanding stock options was negligible for the nine months ended September 30, 2006.
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $2.1 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.2 million for the three months ended September 30, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.1 million, net of tax, for the three months ended September 30, 2006, equivalent to $0.06 per common share – basic and $0.06 per common share – diluted, representing compensation expense in connection with SARs (see note 6). There was no compensation expense recorded in connection with outstanding stock options for the three months ended September 30, 2006.
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
(Unaudited)
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
Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from FASB No. 5, “Accounting for Contingencies”. The provisions of FIN No. 48 are effective for financial statements for fiscal years beginning after December 15, 2006. The Company is currently examining FIN No. 48 to determine whether it will have a material impact on the Company’s financial position, results of operations, or cash flow.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS No. 157.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Prior Year Misstatements
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3: Net Income Per Share
     Basic earnings per share at September 30, 2005 and 2006 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2005 and 2006 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and nine months ended September 30, 2005 and 2006 was 10,000 stock options.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$18,395	$24,229	$58,189	$66,340

Weighted average outstanding of:
Common stock shares	36,411	36,633	36,356	36,570

Dilutive effect of:
Employee stock options	226	90	239	129

Common stock and common stock equivalents	36,637	36,723	36,595	36,699

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.51	$0.66	$1.60	$1.82

Diluted	$0.50	$0.66	$1.59	$1.81

Note 4: Business Combinations
     In March 2006, the Company completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider (“ISP”) in the Russian Republic of Tatarstan, for approximately $4.0 million of cash consideration. The Company has consolidated the financial position of Tatintelcom as of March 31, 2006 and the results of operations of Tatintelcom from April 1, 2006.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In June 2006, the Company completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million of cash consideration, plus the assumption of $1.0 million of debt. The Company has consolidated the financial position of Kubtelecom from June 30, 2006. However, given the proximity of the acquisition to the Company’s quarter end, consolidation of Kubtelecom’s results of operations commenced from July 1, 2006. See note 7 concerning litigation in association with the acquisition of Kubtelecom.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.5 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 10 years and $0.6 million to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.7 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. Approximately $3.0 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.4 million has been assigned to Carrier and Operator reportable segment, and approximately $0.3 million has been assigned to Consumer Internet reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In August 2006, the Company completed the acquisition of 100% ownership interest in Telcom LLC (“Telcom”), a fixed line alternative operator in Nizhny Novgorod, Russia, for approximately $1.7 million cash consideration. The Company has consolidated the results of operations and financial position of Telcom from August 1, 2006.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $0.8 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. This goodwill has been assigned to Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In July 2006, the Company paid $7.5 million in cash for the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine, which closed on October 25, 2006. In conjunction with this transaction, the Company also entered into an agreement whereby the Company provided a secured loan of $2.5 million to the seller. The loan is secured by the pledge of the remaining 25% interest in S-Line and matures in November 2010.
     The impact of the above acquisitions on the operating results of the Company for the three and nine months ended September 30, 2006, if presented on a pro-forma basis, would not have been material.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note 5: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 76,500 shares and 177,358 shares in the nine months ended September 30, 2005 and 2006, respectively, which were issued in connection with the exercise of employee stock options. In March 2006, the Company cancelled 5,814 restricted shares of the Company’s common stock.
     At September 30, 2006, there were 14,060 unvested restricted shares of the Company’s common stock outstanding with a value of $0.4 million. Unvested restricted shares of 5,681 relate to restricted shares issued to senior management of the Company in August 2005 and vest gradually over approximately two years. The remaining 8,379 unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2006 and vest after one year.
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
Note 6: Stock Option and Stock Appreciation Rights Plans
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Option Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted to key employees of the Company under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant. Options granted to members of the Board of Directors of the Company under the Option Plan vest over a one-year term from the date of grant and expire five years from the date of grant. At September 30, 2006, there were 195,654 stock options outstanding under the Option Plan. No stock options were granted during the nine months ended September 30, 2006.
     In September 2005, the Company granted SARs to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to February 28, 2009 and during the CEO’s period of employment with the Company, the average closing stock price of one share of the Company’s common stock on the NASDAQ National Market, or any such other exchange on which the Company’s common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of the Company’s common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. On September 7, 2006, the Compensation Committee of the Board of Directors extended the performance vesting period for SARs granted to the CEO to February 28, 2009 from August 31, 2008. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and the Company shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”), which are approved by the Company’s Board of Directors, permit the grant of SARs to the Company’s senior management and employees. SAR awards are granted at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s Common Stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. On September 7, 2006, the Compensation Committee of the Board of Directors extended the performance vesting period for the SARs granted on December 12, 2005 to February 28, 2009 from December 12, 2008. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees, shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
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

Nine Months Ended
September 30, 2006
Weighted-average volatility	45.4%
Expected dividend yield	2.6%
Expected term	1.34 – 5 years
Risk-free rate	4.6%
     A summary of activity under the SAR Plans, including the CEO SARs, as of September 30, 2006, and changes during the nine months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	177,000	27.94
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(106,400)	28.91

Outstanding at September 30, 2006	1,322,400	29.04	$1,604

Exercisable at September 30, 2006	66,667	$29.83	$28
     The weighted-average fair value of SARs outstanding as of September 30, 2006 was $10.57 per SAR. As of September 30, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 2.3 years.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note 7: Commitments and Contingencies
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2006. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on February 1, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $1.9 million for the years ended December 31, 2002 and 2003. On February 16, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. The court ruled in favor of the Company by dismissing the tax inspectorate’s claim in three instances. The Company expects that the tax inspectorate will not appeal this decision. The term for appeal will expire on January 10, 2007. The Company considers a favorable outcome probable for this claim.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. The preliminary court hearing was held on November 8, 2006. The Company expects that the first instance court decision will take place in December 2006. Currently, the Company does not consider an unfavorable outcome probable for this claim. In October 2006, ZAO International Moscow Bank, a related party, provided a bank guarantee for up to 534,000,000 RUR, equivalent to $20.0 million, for Sovintel’s obligation in connection with this claim.
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of VAT relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the $21.9 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the nine months ended September 30, 2006 is assessed as being up to $8.5 million. Should the Russian tax inspectorate assert such claim, the Company believes it has meritorious defenses to successfully dispute such claim and defend its position in court. However, due to the fact that court cases on such matters are appearing for the first time, the expected outcome of such cases is currently unclear.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company has incurred approximately $3.3 million in USF charges for the nine months ended September 30, 2006, which is recorded as part of cost of revenue. On February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the government. In August 2006, the Russian government submitted to the Russian Parliament draft amendments to the Telecommunications Law establishing essential criteria of the USF charge. On October 18, 2006, the Russian Parliament approved these amendments in the first hearing. To become a law, these amendments need to pass through three hearings in the lower house of the Russian Parliament, the State Duma, be approved by the upper house, the Federation Council, and signed by the Russian President.
     On May 31, 2005, the Company received a DLD/ILD license in Russia valid until May 31, 2012. The Company is required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company has constructed a Federal Transit Network (“FTN”) in compliance with the Telecommunications Law and the DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. The Company has obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long-distance networks. On March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of the new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. The Company has concluded interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. The Company has submitted all documentation necessary for operation of the FTN and for receipt of the access codes. On September 27, 2006, the Company submitted to Rossvyaznadzor all documentation necessary for the operation of our FTN and for receipt of access codes for long distance services including 110 signed protocols of interconnection with zonal operators. On October 31, 2006, the Company received a formal reply from Rossvyaznadzor indicating that in 4 cases the protocols of interconnection were inaccurately filed and that in 3 cases new zonal operators emerged on the list and, as a result, the Company should sign and file the appropriate interconnection agreements with these new operators. The Company has signed agreements with 2 out of 3 new zonal operators.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to and dependent upon the establishment of tariffs for interconnection and traffic routing services to be provided by incumbent OAO Svyazinvest (“Svyazinvest”) state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their own independently established tariffs on alternative long distance, zonal and local operators. On June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. The incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within established limits. As a result, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of such payments to the incumbent operators, the Company has received licenses to provide zonal services in all the regions of the Russian Federation. During the nine months of 2006, the Company began construction of the zonal networks in 12 regions of the Russian Federation. The Company has completed construction of zonal networks in St. Petersburg and in the Kaliningrad region of Russia. In total, the Company is planning to construct zonal networks in 28 to 30 regions by the end of 2008. However, in those regions where the Company has not completed construction of zonal networks the Company will be required to act as an agent for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. The Company is still analyzing these changes in settlements with zonal operators to determine the impact on its business.
Other Commitments and Contingencies
     In September 2006, Sovintel entered into a short term, revolving, credit facility for up to $15.0 million with Citibank. As of September 30, 2006, Sovintel has not borrowed funds under this credit facility. In October 2006, Sovintel entered into short term, revolving, credit facility for up to 534,000,000 RUR, equivalent to $20.0 million, with ZAO International Moscow Bank, a related party.
     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which are all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.
     The Company has future purchase commitments of $106.9 million as of September 30, 2006. These purchase commitments primarily include the Company’s contractual legal obligations for the future purchase of equipment, interconnection, and satellite transponder capacity.
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
     In April 2006, the National Commission for Communication’s Regulation in Ukraine issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), the Company’s subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license enables GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, the Company began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. However, to date, the Company has not received official confirmation from UkrChastotNadzor that the Company has complied with the license requirements.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company is currently engaged in litigation with a minority shareholder of Kubtelecom in regard to the shareholder’s claim that the shareholders’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The Company does not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, the Company may be forced to unwind the Kubtelecom acquisition.
Note 8: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
     The components of the Company’s investments in and advances to ventures are as follows:

	As of December 31, 2005	As of September 30, 2006
	(in thousands)
Equity in net assets acquired	$11,565	$12,537
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,095)	(1,290)
Cash advances and other	(894)	(1,247)

Total investments in and advances to ventures	$10,889	$11,313

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances and loans. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
Note 9: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and nine months ended September 30, 2005 and 2006, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Three Months Ended September 30, 2005

Revenue from external customers	$99,544	$56,736	$10,093	$3,558	$—	$169,931	$169,930	$(603)	$602
Intersegment revenue	—	12	—	—	(12)	—	—	—	—
Operating income (loss)	27,811	8,000	(1,240)	857	(5,314)	30,114	30,024	(90)	—
Identifiable assets	473,149	295,295	61,762	3,724	33,909	867,839	864,879	(2,960)	—
Capital expenditures	21,406	7,933	3,690	79	17	33,125	32,995	(130)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Three Months Ended September 30, 2006

Revenue from external customers	$129,723	$87,830	$11,340	$2,428	$—	$231,321	$228,717	$(4,683)	$2,079
Intersegment revenue	—	14	—	—	(14)	—	—	—	—
Operating income (loss)	35,564	9,774	(2,723)	152	(5,030)	37,737	36,670	(1,067)	—
Identifiable assets	589,160	407,521	83,270	9,852	(11,328)	1,078,475	1,048,774	(29,701)	—
Capital expenditures	25,382	10,880	6,894	2,412	2	45,570	44,450	(1,120)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Nine Months Ended September 30, 2005

Revenue from external customers	$284,063	$164,170	$32,605	$11,086	$—	$491,924	$491,904	$(1,769)	$1,749
Intersegment revenue	—	34	—	—	(34)	—	—	—	—
Operating income (loss)	77,153	22,861	(77)	2,967	(13,286)	89,618	89,525	(93)	—
Identifiable assets	473,149	295,295	61,762	3,724	33,909	867,839	864,879	(2,960)	—
Capital expenditures	50,509	19,303	5,991	259	124	76,186	75,958	(228)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
					(in thousands)
Nine Months Ended September 30, 2006

Revenue from external customers	$346,155	$221,651	$35,842	$7,639	$—	$611,287	$603,825	$(12,772)	$5,310
Intersegment revenue	—	35	—	—	(35)	—	—	—	—
Operating income (loss)	92,580	24,205	(2,419)	1,187	(13,952)	101,601	98,755	(2,846)	—
Identifiable assets	589,160	407,521	83,270	9,852	(11,328)	1,078,475	1,048,774	(29,701)	—
Capital expenditures	68,505	28,280	14,856	8,073	31	119,745	117,910	(1,835)	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of three and nine months ended September 30, 2005 and 2006 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Three months ended September 30, 2005
Revenue	$151,334	$18,324	$272	$169,930
Long-lived assets	578,583	34,800	11,847	625,230

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Three months ended September 30, 2006
Revenue	$205,174	$21,539	$2,004	$228,717
Long-lived assets	737,559	63,091	13,311	813,961

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Nine months ended September 30, 2005
Revenue	$437,748	$54,910	$(754)	$491,904
Long-lived assets	578,583	34,800	11,847	625,230

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
			(in thousands)
Nine months ended September 30, 2006
Revenue	$539,654	$58,593	$5,578	$603,825
Long-lived assets	737,559	63,091	13,311	813,961
Note 10: Subsequent Events
     In October 2006, the Company completed the acquisition of 100% ownership interest in ZAO Corus ISP, an ISP in Ekaterinburg, Russia, for approximately $1.2 million consisting of cash consideration of $1.1 million and $0.1 million to be settled upon the satisfactory achievement of certain conditions.
     In November 2006, the Board of Directors of the Company declared a cash dividend of $0.20 per common share to shareholders of record as of November 8, 2006 payable on November 22, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 287 access points in Russia and other countries of the CIS as of September 30, 2006, a 14% increase from 252 access points as of September 30, 2005. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
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
     During the nine months of 2006, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.
Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In March 2006, we completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider (“ISP”) in the Russian Republic of Tatarstan, for approximately $4.0 million of cash consideration. We have consolidated the financial position of Tatintelcom from March 31, 2006, and the results of operations of Tatintelcom from April 1, 2006.
     In April 2006, we completed the acquisition of 100% ownership interest in TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 million recorded as a liability. We have consolidated the financial position of TTK from April 30, 2006, and the results of operations of TTK from May 1, 2006.
     In June 2006, we completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million of cash consideration plus the assumption of $1.0 million of debt. We have consolidated the financial position of Kubtelecom from June 30, 2006. However, given the proximity of the acquisition to our quarter end, consolidation of the results of operations commenced from July 1, 2006.
     We are currently engaged in litigation with a minority shareholder of Kubtelecom in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. We do not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, we may be forced to unwind the Kubtelecom acquisition.
     In August 2006, we completed the acquisition of 100% ownership interest in Telcom LLC (“Telcom”), a fixed line alternative operator in Nizhny Novgorod, Russia, for approximately $1.7 million of cash consideration. We have consolidated the financial position and the results of operations of Telcom from August 1, 2006.
     In July 2006, we paid $7.5 million in cash for 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine, which closed on October 25, 2006. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $2.5 million to the seller. The loan is secured by a pledge of the remaining 25% interest in S-Line and matures in November 2010.
     In October 2006, we completed the acquisition of 100% ownership interest in ZAO Corus ISP, an ISP in Ekaterinburg, Russia, for approximately $1.2 million consisting of cash consideration of $1.1 million and $0.1 million to be settled in cash upon satisfactory achievement of certain conditions.
     These acquisitions have enabled us to realize new opportunities in Russia and Ukraine by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure, and furthering our consumer broadband strategy.
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $3.3 million in USF charges for the nine months ended September 30, 2006, which is recorded as part of cost of revenue. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by law and not by the government. In August 2006, the Russian government submitted to the Russian Parliament draft amendments to the Telecommunications Law establishing essential criteria of the USF charge. On October 18, 2006, the Russian Parliament approved these amendments in the first hearing. To become a law, these amendments need to pass through three hearings in the lower house of the Russian Parliament, the State Duma, be approved by the upper house, the Federation Council, and signed by the Russian President. We continue to have regular discussions about these current regulatory issues with the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”).
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. To date, we are one of two alternative operators who have complied with these requirements. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Russian Ministry of Telecommunications that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. On March 27, 2006, the Russian Ministry of Telecommunications announced the introduction of new technical requirements for the formal grant of the access codes. The new rules, effective from March 3, 2006, require the long distance networks to be interconnected with all zonal networks. On June 29, 2006, we announced that we have entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. On September 27, 2006, we submitted to Rossvyaznadzor all documentation necessary for the operation of our FTN and for receipt of access codes for long distance services including 110 signed protocols of interconnection with zonal operators. On October 31, 2006, we received a formal reply from Rossvyaznadzor indicating that in 4 cases the protocols of interconnection were inaccurately filed and that in 3 cases new zonal operators emerged on the list and, as a result, we should sign and file the appropriate interconnection agreements with these new operators. To date, we have signed agreements with 2 out of 3 new zonal operators and expect to sign the third one relatively quick. We believe that we will be able to resolve these issues and receive the access codes by the end of 2006 and launch DLD/ILD services using our FTN in the first quarter of 2007. We estimate that these issues will be resolved relatively quickly.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. The timing of such revenue increase is subject to and dependent upon formal commissioning of our FTN. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent OAO Svyazinvest (“Svyazinvest”) companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by 2008. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the local operators. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. At present we continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to the establishment of tariffs for interconnection and traffic routing services to be provided by incumbent Svyazinvest state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their own independently established tariffs on alternative long distance, zonal and local operators. However, on June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. The incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within established limits. As a result, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During the nine months of 2006, we started construction of zonal networks in 12 regions of the Russian Federation. To date, we have completed construction of zonal networks in Moscow, St. Petersburg, Kaliningrad, Samara and Sakhalin regions of Russia. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. However, in those regions where we have not completed construction of zonal networks, we will be required to act as an agent for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. We are still analyzing these changes in settlements with zonal operators to determine the impact on our business.
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in the third quarter of 2006. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.

     In February 2005, we received notice from OAO Vimpel Communications (“Vimpelcom”), our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations issued by the Russian Ministry of Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies. In April 2006, Vimpelcom received a DLD/ILD license. Vimpelcom is required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than December 12, 2007. However, until Vimpelcom completes all technical requirements and obtains formal commissioning by Rossvyaznadzor, we do not expect this carrier to reduce its traffic volumes.
     The new Interconnection Rules prohibit the use of geographical numbering capacity by mobile network operators effective January 1, 2006. On April 17, 2006, we entered into agreement with Vimpelcom which would allow Vimpelcom to offer geographical numbering capacity to its subscribers in Moscow. For the nine months ended September 30, 2006, we have recorded approximately $2.1 million in additional revenue from this agreement. In addition, we incurred approximately $4.0 million in additional cost of revenue due to the introduction of termination rates to Vimpelcom’s network.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones do not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the nine months ended September 30, 2006, we have recorded approximately $12.7 million in additional revenue. However, this increase in revenue was partially offset by approximately $9.1 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. In September 2006, this draft law was amended to make a USF charge in Ukraine effective January 1, 2008.
     In April 2006, the National Commission for Communication’s Regulation in Ukraine (“NCCR”) issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine that GTU does not currently cover. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. However, to date, we have not received official confirmation from UkrChastotNadzor that we have complied with the license requirements.
     Effective July 15, 2006, the NCCR introduced new tariffs for provision of voice services to fixed line subscribers. As a result of the tariff re-balancing policy, the tariffs for local calls and monthly fees increased and tariffs for DLD/ILD calls decreased. Effective November 1, 2006, the NCCR continued the tariff re-balancing process by increasing the tariffs for local calls and monthly fees and by decreasing the tariffs for fixed-to-mobile calls. Currently, we are analyzing these changes in tariffs to determine the impact on our business.
     Effective January 1, 2007, the NCCR is expected to introduce new interconnection settlement rules. At present we pay fixed monthly fees for interconnection lines with other operators. However, under the new expected rules the settlements will be based on the actual volume of traffic. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
Other Developments
     Historically, our tariffs have been linked to the United States dollar (“USD”). Since early 2000 the Russian ruble (“RUR”) exchange rate against the USD has become relatively stable and has appreciated in 2005 and during the first nine months of 2006. In the second and the third quarters of 2006, EDN Sovintel LLC (“Sovintel”), our wholly owned Russian subsidiary, introduced semi-fixed USD – RUR exchange rate for settlements with the majority of its customers. This rate is effective only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. However, most of our direct competitors continue to link their prices to the USD payable at the CBR exchange rate, so when the RUR appreciates, their prices effectively become lower in the RUR terms in relation with our prices. As a result, if the RUR appreciates against USD so that the CBR exchange rate significantly differs from the fixed level, Sovintel may lower the fixed level in order to respond to the pricing pressure from its competitors. Following the introduction of the semi-fixed USD – RUR exchange rate for settlements with its customers, Sovintel introduced the same exchange rate mechanism for settlements with its employees related to salaries, bonuses and unused vacation accrual effective August 1, 2006.
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ National Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to February 28, 2009 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ National Market, or any such other exchange on which our common stock may then be traded, exceeds $50.00 during any thirty day consecutive period, the CEO will be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs shall be fully vested upon issuance. On September 7, 2006, the Compensation Committee of our Board of Directors extended the performance vesting period for SARs granted to our CEO to February 28, 2009 from August 31, 2008. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and we shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees, of which 96,400 were forfeited by employees who left us during the first nine months of 2006. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”) at a share price which is the lower of: (i) the average between the high and low sales price per share of the of common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by us until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted are subject to performance vesting upon the our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in our sole discretion. If our common stock does not achieve a closing trading price of at least $50.00 per share for thirty consecutive days within three years of the date of grant, such portion of the SARs shall expire by its terms and shall not be exercisable. On September 7, 2006, the Compensation Committee of our Board of Directors extended the performance vesting period for SARs granted on December 12, 2005, to February 28, 2009 from December 12, 2008. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     During the first nine months of 2006, we granted SARs with respect to 177,000 shares of our common stock to senior management, of which 10,000 were forfeited by a senior manager who left us during the first nine months of 2006. The SARs were granted pursuant to the 2005 SAR Plan at the weighted-average exercise price of $27.94.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2005 and during 2006, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2005 and during 2006. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 has continued throughout 2005 and into 2006. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with Vimpelcom. On March 14, 2006, the fiber optic link from Moscow to Nizhny Novgorod was formally commissioned by Rossvyaznadzor. On August 17, 2006, the fiber optic link from Nizhny Novgorod to Kazan was formally commissioned by

Rossvyaznadzor. Currently, we are testing the Kazan to Ufa link. We expect that this inter-city fiber optic link will be operational in the first quarter of 2007. In addition, we have completed construction of the Oktyabrsky to Samara inter-city fiber optic link. This Oktyabrsky to Samara link is part of a larger fiber optic cable line that will run from Ufa to Saratov. We plan on completing this project in the second quarter of 2007. We have completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. We expect that this link will be operational in the first quarter of 2007. To date, we have invested approximately $24.0 million in these projects. In September 2006, we entered into agreement with Vimpelcom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by Vimpelcom. In addition, in 2007 we plan to start construction of the fiber optic link from Ufa to Perm, and from Samara to Uralsk in the northern part of Kazakhstan. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million to $60.0 million in this and related backbone projects by the end of 2007.
     In Ukraine, we have started the construction of a national fiber optic network connecting 16 regional centers. In February 2006, we completed construction of the fiber optic link between Uzhgorod and Lvov with connection to the Hungarian border. In June 2006, we completed construction of the fiber optic link from Lvov to Kiev through Lutsk, Rovno and Zhitomir. We are currently installing equipment on the Lvov to Kiev link. We expect that this link will be operational in the fourth quarter of 2006. In addition, we started construction of the link between Kiev and Kharkov through Chernigov and Sumy. We expect that this link will be completed in the fourth quarter of 2006.
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
     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as for other new technologies. We are responding to these customer demands by testing and implementing new technologies such as WiFi, voice over Internet protocol (“VoIP”), wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by bypassing the incumbents’ wire network in order to provide higher quality access.
     We continue to seek growth opportunities organically, through selective acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities. Currently, we have a commercial presence in more than 80 cities including 17 out of the 20 largest Russian cities, representing approximately 40% of the total fixed-line telecom market in Russia. In 11 of these cities we have a market share of 10% or higher.
     In October 2006, we launched a re-branding campaign with the new logo, color scheme and slogan “Achieve more!” The new brand is primarily targeted at retail customers and maintains various products under one “master” brand driving up general brand recognition and opportunities for cross-selling. Total costs for the campaign are approximately $2.0 million.
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
     In Carrier and Operator Services, our strategy focuses on partnering with more operators in the regions to enhance our traffic termination capabilities. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins.
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline and as a result of the introduction of origination fees payable. In response to a continuing decline in our dial-up subscriber base in Moscow, we are currently exploring opportunities to enter the broadband market in Moscow and elsewhere in Russia, Ukraine, and the CIS. However, our expansion in this area is currently limited by restrictions on our access to unbundled local loop. So far, we have access to unbundled local loop in Kazan and Tashkent. Therefore, we are currently looking at alternatives to deliver quality broadband Internet services at competitive pricing in our major markets. We plan to provide broadband services through our broadband networks based on such approaches as WiFi/WiMAX, Digital Subscriber Line (“DSL”), fiber-to-the-building (“FTTB”), and by selective acquisitions of local loop. The broadband development will enable us to offer high quality services such as broadband Internet access, voice over broadband packaged with our Aport Internet search engine to offer location-based search services. The broadband services will be competitively priced and will offer higher speed services than many other Internet access services currently available in Moscow.
     As part of our broadband access strategy, we entered into a agreement with Nortel to develop up to 15,000 WiFi access nodes in Moscow, with the possibility to increase the number of access nodes as needed. We have installed over 5,300 WiFi access nodes and cover approximately 600,000 households in Moscow. We expect to conclude testing of our WiFi access nodes in selected areas during the fourth quarter of 2006. After the WiFi testing is completed, we will phase-in our customer access plans throughout Moscow. We expect to launch wireless broadband services network in Moscow in January 2007. We plan to offer indoor and outdoor access to approximately one-third of the 3.9 million households in Moscow and to migrate our dial-up customers in Moscow onto a new WiFi platform. We estimate that with our wireless broadband access offering we will be able to capture 20% market share in Moscow or 300,000 to 400,000 subscribers by 2010. Following the acquisition of S-Line in October 2006, we intend to roll out wireless broadband network in Kiev and other regions of Ukraine. In addition, we plan to provide wireless broadband coverage in the biggest cities and areas such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent. We plan to continue the deployment of broadband and DSL in other selected regions. We intend to expand our broadband strategy to be able to provide broadband Internet access, VoIP, digital television and mobile over broadband services to a wider consumer market. In April 2006, we began to provide broadband services based on FTTB technology in Kiev with the coverage of approximately 24,000 households. We are in the process of rolling out a FTTB based network in Nizhny Novgorod which will cover approximately 250,000 households.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed at attracting high revenue customers and maintaining our corporate market share in Kiev and Odessa. Our recently acquired GSM-1800 radio frequency license for an additional 22 regions of Ukraine will also present new opportunities. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement will enable our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our fixed-mobile convergent (“FMC”) network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. By the end of 2006, we will construct the core of the FMC network in Kiev and wireless segments of the FMC network in Kiev and Odessa by upgrading our existing GSM-1800 network. Additional wireless segments of the FMC network will be deployed by the end of 2006 in the cities in which we are already providing fixed line telecommunications services: Donetsk, Zaporozhye, and Ivano-Frankovsk. In 2007, we plan to deploy the FMC network in an additional 19 regions of Ukraine. To implement the FMC project, we will partner with Alcatel and Huawei. Alcatel will supply a new generation softswitch as well as an intellectual platform upon which the core of the FMC network will be constructed. Huawei will supply a system of base stations, as well as high-speed data transfer equipment required to construct the wireless component of the FMC network. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed. We believe that with the launch of the FMC services we will be able to capture 5% of the Ukrainian mobile market by the end of 2010.
     Our recently constructed FTN will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 1.3 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones. We estimate that based on the existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force we will be able to capture at least 20% market share of the total DLD/ILD market in Russia by the end of 2010.
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
     Functional currency; prior to the third quarter of 2006, the functional currency for all of our foreign subsidiaries was the USD. In the second and the third quarters of 2006, Sovintel introduced a semi-fixed USD – RUR exchange rate for settlements with a majority of its customers. This rate is applicable if the official USD exchange rate set by the CBR is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, we reevaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of our subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of our subsidiaries domiciled in Russia on September 30, 2006, were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

     The change in functional currency resulted in a translated value for the opening (i) property and equipment, net, (ii) goodwill and (iii) intangible assets, net, that is approximately $32.2 million, $19.4 million, and $6.7 million higher, respectively, than the amounts reported on June 30, 2006, when the USD was the subsidiaries’ functional currency. This change in the carrying amount of property and equipment, goodwill and intangible assets has been reflected directly in shareholders’ equity as part of other comprehensive income. In addition, we recorded an opening deferred tax liability of $5.9 million and an opening minority interest of $1.1 million in association with the change in functional currency. The impact of the change in functional currency resulted in a $1.6 million increase in depreciation and amortization, a $0.7 million decrease in foreign currency gain, and a $0.8 million decrease in income taxes for the three months ended September 30, 2006.
     Stock-based compensation; effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price in unknown, re-measured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates.
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
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.4 million, an increase in selling, general and administrative expense of approximately $4.2 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.6 million for the nine months ended September 30, 2006. In addition, we recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $4.7 million, net of tax, for the nine months ended September 30, 2006, equivalent to $0.13 per common share – basic and $0.13 per common share – diluted, representing compensation expense in connection with SARs. Compensation expense recorded in connection with outstanding stock options was negligible for the nine months ended September 30, 2006.
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $2.1 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.2 million for the three months ended September 30, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.1 million, net of tax, for the three months ended September 30, 2006, equivalent to $0.06 per common share – basic and $0.06 per common share – diluted, representing compensation expense in connection with SARs. There was no compensation expense recorded in connection with outstanding stock options for the three months ended September 30, 2006.
     The weighted-average fair value of SARs outstanding as of September 30, 2006 was $10.57 per SAR. As of September 30, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 2.3 years.
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
     According to Russian government estimates, inflation in Russia was 12% in 2004, 11% in 2005 and 7% for the nine months ended September 30, 2006. The Russian government expects inflation to be approximately 8% to 10% in 2006. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended September 30, 2006, compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2005
•	Consolidated Results. Consolidated Results of Operations for the Nine Months Ended September 30, 2006, compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2005
•	Consolidated Financial Position. Consolidated Financial Position at September 30, 2006, compared to Consolidated Financial Position at December 31, 2005
Consolidated Results — Consolidated Results of Operations for the Three Months Ended September 30, 2006, compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2005
Revenue
     Our revenue increased by 35% to $228.7 million for the three months ended September 30, 2006 from $169.9 million for the three months ended September 30, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
REVENUE
Business and Corporate Services	$99.5	$129.5
Carrier and Operator Services	56.7	85.5
Consumer Internet Services	10.1	11.3
Mobile Services	3.6	2.4

TOTAL REVENUE	$169.9	$228.7

     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
REVENUE
Moscow	$110.0	$144.8
Northwest region of Russia	15.1	19.0
Other regions of Russia and CIS	30.3	49.3
Ukraine	18.3	21.5
Eliminations	(3.8)	(5.9)

TOTAL REVENUE	$169.9	$228.7
     Business and Corporate Services. Revenue from BCS increased by 30% to $129.5 million for the three months ended September 30, 2006, from $99.5 million for the three months ended September 30, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 184,970 on September 30, 2005 to 228,305 on September 30, 2006, an increase of 23%.
     Revenue from the BCS division of Sovintel, our largest subsidiary, increased by 27% to $105.6 million for the three months ended September 30, 2006, from $82.9 million for the three months ended September 30, 2005. Sovintel BCS revenue increased by approximately $4.9 million in the third quarter of 2006 due to the introduction of the semi-fixed USD – RUR exchange rate for settlements with the majority of its customers. In the third quarter of 2006, Sovintel recorded approximately $6.0 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by 19% to $78.5 million in the third quarter of 2006 from $66.0 million in the third quarter of 2005. However, as a percentage of total Sovintel BCS revenue, Moscow-based revenue decreased from approximately 78% in the third quarter 2005 to approximately 74% of Sovintel’s total BCS revenue in the third quarter of 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. Additionally, we experienced a decrease in the competitive pressures affecting rates. In the third quarter of 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as there continues to be significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers increased by approximately $1.1 million, or 110%, to $2.1 million for the three months ended September 30, 2006, from $1.0 million for the three months ended September 30, 2005. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2005	2006	% Change
BCS Moscow customer statistics on September 30:

Total clients	23,075	23,416	1%
Business centers	760	886	17%
Trade centers	65	84	29%
Hotels	47	52	11%
Direct inward dialing lines	124,700	134,000	7%
Ethernet / Metropolitan Ethernet Network connections	1,476	2,371	61%
High speed Internet active contracts	396	834	111%
     Sovintel regional BCS revenue increased by 43% to $27.0 million in the third quarter of 2006 from $18.9 million in the third quarter of 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 22% in the third quarter 2005 to approximately 26% of Sovintel’s total BCS revenue in the third quarter of 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 21% to $12.8 million for the three months ended September 30, 2006, from $10.6 million for the three months ended September 30, 2005. This increase in revenue was due to a 21% increase in the minutes of use resulting from a 58% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 5% decrease in the average rate per minute of use per line per month due to more residential, SMB, and regional customers in the client base, and traffic migration to mobile networks. In 2005, GTU began providing voice services to residential customers and had approximately 8,146 residential customers as of September 30, 2006, and 2,556 as of September 30, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine. Additionally, data and Internet revenue increased by approximately $1.1 million due to an increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in the third quarter of 2006. Our revenue increased by approximately $3.7 million due to the acquisitions of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”) and ZAO Sochitelecom (“Sochitelecom”) in 2005, and Tatintelcom, TTK, Kubtelecom and Telcom in 2006. We began consolidating Sakhalin Telecom in October 2005, Sochitelecom in November 2005, Tatintelcom in April 2006, TTK in May 2006, Kubtelecom in July 2006 and Telcom in August 2006. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 51% to $85.5 million for the three months ended September 30, 2006, from $56.7 million for the three months ended September 30, 2005. Our total number of contracts in this line of business grew by 30% to 2,281 as of September 30, 2006, from 1,753 as of September 30, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 47% to $76.4 million for the three months ended September 30, 2006, from $51.9 million for the three months ended September 30, 2005. In Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries. We also observed significant increases in Internet traffic. On April 17, 2006, we entered into agreement with Vimpelcom which would allow Vimpelcom to offer geographical numbering capacity to its subscribers in Moscow. For the three months ended September 30, 2006, we have recorded approximately $0.7 million in additional revenue from this agreement. In the third quarter of 2006, Sovintel recorded approximately $5.7 million of additional revenue related to the introduction of CPP. Sovintel carrier’s carrier revenue increased by approximately $0.3 million in the third quarter of 2006 due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with its customers. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities as we continue to develop our network. Following the introduction of the new Interconnection Rules, we observed less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU increased by 43% to $6.0 million for the three months ended September 30, 2006, from $4.2 million for the three months ended September 30, 2005. Carrier’s carrier revenue increased by $1.8 million mainly due to a 63% increase in transit traffic local operators following a decrease of rates to mobile networks and additional revenue from increased traffic volume from URS. This increase was partially offset by a decrease in the incoming international minutes of use due to increase in termination rates as a result of changes in VAT regulations.
     Carrier and Operator Services revenue increased by approximately $1.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and Kubtelecom in 2006.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 12% to $11.3 million for the three months ended September 30, 2006, from $10.1 million for the three months ended September 30, 2005. Consumer Internet Services revenue increased by approximately $0.8 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Kubtelecom in 2006. In addition, the revenue from consumer broadband Internet services from customers outside of Moscow and other consumer Internet related services increased during the three months ended September 30, 2005. The number of dial-up Internet subscribers increased from 385,374 at September 30, 2005, to 393,260 at September 30, 2006, however, the average revenue per dial-up Internet subscriber decreased from $6.55 per month for the three months ended September 30, 2005, to approximately $6.03 per month for the three months ended September 30, 2006. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services decreased by 33% to $2.4 million for the three months ended September 30, 2006, from $3.6 million for the three months ended September 30, 2005. The decline in revenue was primarily due to increased competition on the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of high usage contract subscribers. Active subscribers increased from 50,379 at September 30, 2005, to 50,874 at September 30, 2006. However, the average revenue per active subscriber has decreased by 29% from approximately $22.74 per month to approximately $16.16 per month primarily due to a decrease in the average subscription fee and traffic revenue due to higher share of prepaid subscribers with lower usage compared to contract subscribers.
Expenses
     The following table shows our principal expenses for the three months ended September 30, 2006 and September 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$42.5	$56.5
Carrier and Operator Services	37.1	60.6
Consumer Internet Services	7.1	9.7
Mobile Services	1.6	1.4

TOTAL COST OF REVENUE	88.3	128.2
Selling, general and administrative	31.0	37.5
Depreciation and amortization	20.6	26.4
Equity in earnings of ventures	(0.7)	(0.3)
Interest income	(0.8)	(0.2)
Interest expense	0.1	0.1
Foreign currency (gain)/ loss	0.2	(0.1)
Minority interest	0.8	1.8
Provision for income taxes	12.0	11.1
Cost of Revenue
     Our cost of revenue increased by 45% to $128.2 million for the three months ended September 30, 2006, from $88.3 million for the three months ended September 30, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 33% to $56.5 million, or 44% of revenue, for the three months ended September 30, 2006 from $42.5 million, or 43% of revenue, for the three months ended September 30, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 34% to $46.5 million, or 44% of revenue, for the three months ended September 30, 2006, from $34.8 million, or 42% of revenue, for the three months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In the third quarter of 2006, Sovintel recorded approximately $2.7 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU remained flat at $5.4 million, or 42% of revenue, for the three months ended September 30, 2006, or 51% of revenue, for the three months ended September 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a 18% decrease in the settlement rates for traffic termination to mobile networks according to the agreements with Ukrainian Mobile Communications (“UMC”) and Kyivstar GSM effective from the first quarter of 2006. Additionally, in October 2005, we started routing Internet traffic via our STM-4 channel to Frankfurt bypassing local incumbent operators and reducing Internet transmission costs.
     BCS cost of revenue increased by approximately $1.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom, TTK, Kubtelecom and Telcom in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 63% to $60.6 million, or 71% of revenue, for the three months ended September 30, 2006, from $37.1 million, or 65% of revenue, for the three months ended September 30, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 62% to $57.5 million, or 75% of revenue, for the three months ended September 30, 2006, from $35.4 million, or 68% of revenue, for the three months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, and due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. Additionally, we incurred approximately $3.1 million costs under the new agreement with Vimpelcom related to traffic termination on Vimpelcom’s network. In the third quarter of 2006, Sovintel recorded approximately $6.1 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 28% to $3.7 million, or 62% of revenue for the three months ended September 30, 2006, from $2.9 million, or 69% of revenue for the three months ended September 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in the third quarter of 2006. In addition, transmission optimization program enabled us to reduce costs associated with the lease of trunk channels from other operators.

     Carrier and Operator Services cost of revenue increased by approximately $0.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and Kubtelecom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 37% to $9.7 million, or 86% of revenue, for the three months ended September 30, 2006, from $7.1 million, or 70% of revenue, for the three months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. We incurred approximately $1.5 million of origination fees for calls terminated to our dial-up Internet services network. In addition, network costs were not decreasing in line with revenue declines from dial-up Internet partly offset by cost reductions resulting from the cancellation of surplus interconnect capacity. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $0.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Kubtelecom in 2006.
     Mobile Services. Cost of revenue from Mobile Services decreased by 13% to $1.4 million, or 58% of revenue for the three months ended September 30, 2006, from $1.6 million, or 44% of revenue for the three months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to additional payments for the frequencies received under the new GSM-1800 license.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 21% to $37.5 million, or 16% of revenue, for the three months ended September 30, 2006, from $31.0 million, or 18% of revenue, for the three months ended September 30, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $4.7 million, or 34%, primarily due to a 20% increase in consolidated headcount, increased executive officer costs, and ongoing salary and other compensation increases. Included in the increase in employee related costs is a $1.3 million additional charge recorded in the third quarter of 2006 related to introduction of semi-fixed USD – RUR exchange rate and $2.1 million charge recorded in the third quarter of 2006 related to our SARs plans. Furthermore, taxes, other than income taxes, increased by $0.8 million compared to the third quarter of 2005, due to an increase in property taxes and non-recoverable VAT. The remaining $1.0 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 28% to $26.4 million for the three months ended September 30, 2006, from $20.6 million for the three months ended September 30, 2005. Depreciation expense increased by $4.9 million, or 30%, primarily due to depreciation on capital expenditures to further develop our network. Depreciation expense increased by $1.3 million due to the change in functional currency effective July 1, 2006. Amortization expense also increased by $0.9 million, or 20%, primarily due to amortization on intangible assets arising from acquisitions consummated in 2005 and 2006. Amortization expense increased by $0.3 million due to the change in functional currency effective July 1, 2006.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to $0.3 million for the three months ended September 30, 2006 from $0.7 million for the three months ended September 30, 2005. The decrease is mainly due to the fact that in the third quarter of 2005 we recognized earnings at Sakhalin Telecom of $0.7 million, partly due to Sakhalin Telecom’s gain on the sale of its ownership interest in ZAO Sakhalin Telecom Mobile which occurred in September 2005, prior to our purchase of an additional 60% ownership interest in Sakhalin Telecom.
Interest Income
     Our interest income for the three months ended September 30, 2006, decreased to $0.2 million, from $0.8 million for the three months ended September 30, 2005. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the three months ended September 30, 2006 remained unchanged at $0.1 million, compared to the three months ended September 30, 2005.

Foreign Currency Gain (Loss)
     Our foreign currency gain for the three months ended September 30, 2006, increased to $0.1 million, from a loss of $0.2 million for the three months ended September 30, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and change in the functional currency effective July 1, 2006. The impact of the change in functional currency resulted in a $0.7 million decrease in foreign currency gain.
Minority Interest
     Our minority interest was $1.8 million for the three months ended September 30, 2006, compared to $0.8 million for the three months ended September 30, 2005. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2005, we acquired less than a 100% ownership in Sakhalin Telecom. In 2006, we acquired less than 100% of Tatintelcom and Kubtelecom.
Provision for Income Taxes
     Our charge for income taxes was $11.1 million for the three months ended September 30, 2006, compared to $12.0 million for the three months ended September 30, 2005. Our effective tax rate decreased to 30% for the three months ended September 30, 2006 from 38% for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2005, was impacted by approximately $1.7 million in additional tax expense we recognized in the third quarter of 2005 since we changed our valuation allowance for our deferred tax assets due to our reassessment of sources of future taxable income in the United States.
Net Income and Net Income per Share
     Our net income for the three months ended September 30, 2006, was $24.2 million, compared to a net income of $18.4 million for the three months ended September 30, 2005.
     Our net income per share of common stock increased to $0.66 for the three months ended September 30, 2006, compared to a net income per share of $0.51 for the three months ended September 30, 2005. The increase in net income per share of common stock was due to the increase in net income, partly offset by an increase in the number of weighted average shares to 36,633,421 in the three months ended September 30, 2006, compared to 36,410,586 in the three months ended September, 2005. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management and our Board of Directors.
     Our net income per share of common stock on a fully diluted basis increased to $0.66 for the three months ended September 30, 2006, compared to a net income per common share of $0.50 for the three months ended September 30, 2005. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, partly offset by an increase in the number of weighted average shares assuming dilution to 36,723,061 in the three months ended September 30, 2006, compared to 36,637,065 in the three months ended September 30, 2005.
Consolidated Results — Consolidated Results of Operations for the Nine Months Ended September 30, 2006, compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2005
Revenue
     Our revenue increased by 23% to $603.8 million for the nine months ended September 30, 2006 from $491.9 million for the nine months ended September 30, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
REVENUE
Business and Corporate Services	$284.0	$345.7
Carrier and Operator Services	164.2	214.7
Consumer Internet Services	32.6	35.7
Mobile Services	11.1	7.7

TOTAL REVENUE	$491.9	$603.8

     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
REVENUE
Moscow	$323.2	$378.6
Northwest region of Russia	42.6	53.5
Other regions of Russia and CIS	85.5	128.6
Ukraine	54.9	58.6
Eliminations	(14.3)	(15.5)

TOTAL REVENUE	$491.9	$603.8
     Business and Corporate Services. Revenue from BCS increased by 22% to $345.7 million for the nine months ended September 30, 2006, from $284.0 million for the nine months ended September 30, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business.
     Revenue from the BCS division of Sovintel increased by 20% to $280.8 million for the nine months ended September 30, 2006, from $234.1 million for the nine months ended September 30, 2005. Sovintel BCS revenue increased by approximately $6.3 million in the nine months of 2006 due to the introduction of the semi-fixed USD – RUR exchange rate for settlements with majority of its customers. During the nine months of 2006, Sovintel recorded approximately $6.0 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by 11% to $209.2 million in the nine months of 2006 from $187.7 million in the nine months of 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 80% in the nine months of 2005 to approximately 74% of Sovintel’s total BCS revenue in the nine months of 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. During the nine months of 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. During the nine months of 2006, we experienced significant growth in our data and Internet service offerings.
     Sovintel regional BCS revenue increased by 48% to $71.7 million in the nine months of 2006 from $48.3 million in the nine months of 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 20% in the nine months of 2005 to approximately 26% of Sovintel’s total BCS revenue in the nine months of 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 28% to $36.5 million for the nine months ended September 30, 2006, from $28.6 million for the nine months ended September 30, 2005. This increase in revenue was due to a 22% increase in the minutes of use resulting from a 58% increase in the number of serviced voice lines and a 2% increase in the average rate per minute of use for DLD calls resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Partly offsetting these increasing factors was a 23% decrease in the average minutes of use per line per month due to more residential, SMB, and regional customers in the client base. Additionally, data and Internet revenue increased by approximately $3.5 million due to an increase in the number of ports in service and higher customers’ activity.
     BCS revenue increased by approximately $7.2 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom, TTK, Kubtelecom and Telcom in 2006.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 31% to $214.7 million for the nine months ended September 30, 2006, from $164.2 million for the nine months ended September 30, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 31% to $194.9 million for the nine months ended September 30, 2006, from $148.4 million for the nine months ended September 30, 2005. At Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries. During the nine months of 2006, Sovintel recorded approximately $5.7 million of additional revenue related to the introduction of CPP. Sovintel carrier’s carrier revenue increased by approximately $0.4 million in the third quarter of 2006 due to the introduction of the semi-fixed USD – RUR exchange rate for settlements with its customers.
     Revenue for the Carrier and Operator Services division of GTU decreased by 10% to $13.8 million for the nine months ended September 30, 2006, from $15.3 million for the nine months ended September 30, 2005. Incoming international revenue decreased by $4.8 million resulting from a 64% decrease in the incoming international minutes of use. Incoming international minutes of use decreased due to a decrease in transit traffic from various international operators due to increase in termination rates as a result of changes in VAT regulations. The decrease in incoming international revenue was partially offset by a $2.8 million increase in carrier’s carrier revenue due to a 36% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks and additional traffic volumes from URS. Additionally, data revenues increased by $0.4 million due to an increase in ports in service as we added capacity between Kiev and Frankfurt via two STM-4 channels.
     Carrier and Operator Services revenue increased by approximately $2.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and Kubtelecom in 2006.

     Consumer Internet Services. Revenue from Consumer Internet Services increased by 10% to $35.7 million for the nine months ended September 30, 2006, from $32.6 million for the nine months ended September 30, 2005. Consumer Internet Services revenue increased by approximately $2.2 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Kubtelecom in 2006.
     Mobile Services. Revenue from Mobile Services decreased by 31% to $7.7 million for the nine months ended September 30, 2006, from $11.1 million for the nine months ended September 30, 2005. The decline in revenue was primarily due to increased competition on the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of high usage contract subscribers.
Expenses
     The following table shows our principal expenses for the nine months ended September 30, 2006 and September 30, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Nine Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$121.4	$148.5
Carrier and Operator Services	106.5	149.2
Consumer Internet Services	21.7	25.6
Mobile Services	4.9	3.9

TOTAL COST OF REVENUE	254.5	327.2
Selling, general and administrative	87.4	104.9
Depreciation and amortization	60.5	72.9
Equity in earnings of ventures	(0.5)	(1.0)
Interest income	(1.7)	(1.0)
Interest expense	0.5	0.2
Foreign currency (gain)/ loss	0.4	(1.6)
Minority interest	2.1	3.9
Provision for income taxes	30.5	31.9
Cumulative effect of a change in accounting principle, net of tax	$—	$0.7
Cost of Revenue
     Our cost of revenue increased by 29% to $327.2 million for the nine months ended September 30, 2006 from $254.5 million for the nine months ended September 30, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 22% to $148.5 million, or 43% of revenue, for the nine months ended September 30, 2006 from $121.4 million, or 43% of revenue, for the nine months ended September 30, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 24% to $121.8 million, or 43% of revenue, for the nine months ended September 30, 2006, from $98.1 million, or 42% of revenue, for the nine months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. During the nine months of 2006, Sovintel recorded approximately $2.7 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU increased by 6% to $15.8 million, or 43% of revenue, for the nine months ended September 30, 2006, from $14.9 million, or 52% of revenue, for the nine months ended September 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a 14% decrease in the settlement rates for traffic termination to mobile networks according to the agreements with UMC and Kyivstar GSM effective from the first quarter of 2006, to reduction in Internet transmission costs. Partly offsetting these factors, our network maintenance and operation costs increased due to regional expansion.
     BCS cost of revenue increased by approximately $3.7 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom, TTK, Kubtelecom and Telcom in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 40% to 149.2 million, or 69% of revenue, for the nine months ended September 30, 2006, from $106.5 million, or 65% of revenue, for the nine months ended

September 30, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 41% to $142.6 million, or 73% of revenue, for the nine months ended September 30, 2006, from $101.2 million, or 68% of revenue, for the nine months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks, and due to an increase in costs under the new agreement with Vimpelcom. During the nine months of 2006, Sovintel recorded approximately $6.1 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased by 24% to $9.0 million, or 65% of revenue for the nine months ended September 30, 2006, from $11.8 million, or 77% of revenue for the nine months ended September 30, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic.
     Carrier and Operator Services cost of revenue increased by approximately $1.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Tatintelcom and Kubtelecom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 18% to $25.6 million, or 72% of revenue, for the nine months ended September 30, 2006, from $21.7 million, or 67% of revenue, for the nine months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of new interconnection settlement rules and network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $1.4 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and Kubtelecom in 2006.
     Mobile Services. Cost of revenue from Mobile Services decreased by 20% to $3.9 million, or 51% of revenue for the nine months ended September 30, 2006, from $4.9 million, or 44% of revenue for the nine months ended September 30, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to an increase in hryvna-based settlement rates due to a decline in the value of the USD and additional payments for the frequencies received under the new GSM-1800 license.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 20% to $104.9 million, or 17% of revenue, for the nine months ended September 30, 2006, from $87.4 million, or 18% of revenue, for the nine months ended September 30, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $9.6 million, or 18%, primarily due to a 20% increase in consolidated headcount, increased executive officer costs, and ongoing salary and other compensation increases. Included in the increase in employee related costs is a $1.3 million additional charge recorded in the third quarter of 2006 related to introduction of semi-fixed USD – RUR exchange rate and a $4.2 million charge recorded in the nine months of 2006 related to our SARs plans. Additionally, in the first nine months of 2005 we reversed a $1.4 million accrued liability related to estimated payroll taxes recorded upon the acquisition of one of our Russian subsidiaries. Furthermore, in the first nine months of 2005 we recorded a $1.1 million charge for the revision of our estimate for unused vacation. Taxes, other than income taxes, increased by $2.6 million compared to the first nine months of 2005, due to an increase in property taxes and non-recoverable VAT. Our advertising costs increased by $1.3 million due to intensified marketing campaign of our new products. The remaining $4.0 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 20% to $72.9 million for the nine months ended September 30, 2006, from $60.5 million for the nine months ended September 30, 2005. Depreciation expense increased by $10.5 million, or 22%, primarily due to depreciation on capital expenditures to further develop our network. Depreciation expense increased by $1.3 million due to the change in functional currency effective July 1, 2006. Amortization expense also increased by $1.9 million, or 14%, primarily due to amortization on intangible assets arising from acquisitions consummated in 2005 and 2006. Amortization expense increased by $0.3 million due to the change in functional currency effective July 1, 2006.

Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $1.0 million for the nine months ended September, 2006 from $0.5 million for the nine months ended September 30, 2005. The increase is mainly due to the acquisition of 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the nine months ended September 30, 2006, decreased to $1.0 million, from $1.7 million for the nine months ended September 30, 2005. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the nine months ended September 30, 2006, decreased to $0.2 million, from $0.5 million for the nine months ended September 30, 2005.
Foreign Currency Gain (Loss)
     Our foreign currency gain for the nine months ended September 30, 2006, increased to $1.6 million, from a loss of $0.4 million for the nine months ended September 30, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and change in the functional currency effective July 1, 2006. The impact of the change in functional currency resulted in a $0.7 million decrease in foreign currency gain.
Minority Interest
     Our minority interest was $3.9 million for the nine months ended September 30, 2006, compared to $2.1 million for the nine months ended September 30, 2005. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2005, we acquired less than a 100% ownership in Sakhalin Telecom. In 2006, we acquired less than 100% ownership in Tatintelcom and Kubtelecom.
Provision for Income Taxes
     Our charge for income taxes was $31.9 million for the nine months ended September 30, 2006, compared to $30.5 million for the nine months ended September 30, 2005. Our effective tax rate decreased to 31% for the nine months ended September 30, 2006 from 34% for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2005, was impacted by approximately $1.7 million in additional tax expense we recognized in the third quarter of 2005 since we changed our valuation allowance for our deferred tax assets due to our reassessment of sources of future taxable income in the United States.
Cumulative Effect of a Change in Accounting Principle
     During the nine months of 2006, we recognized $0.7 million, net of tax, cumulative effect of a change in accounting principle related to accounting for share-based payments upon adoption of SFAS No. 123R on January 1, 2006.
Net Income and Net Income per Share
     Our net income for the nine months ended September 30, 2006, was $65.7 million, compared to a net income of $58.2 million for the nine months ended September 30, 2005.
     Our net income per share of common stock increased to $1.80 for the nine months ended September 30, 2006, compared to a net income per share of $1.60 for the nine months ended September 30, 2005. The increase in net income per share of common stock was due to the increase in net income, offset by the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock, and an increase in the number of weighted average shares to 36,569,601 in the nine months ended September 30, 2006, compared to 36,356,280 in the nine months ended September 30, 2005. The increase in outstanding shares was a direct result of employee stock option exercises and the issuance of restricted stock to certain members of management and our Board of Directors.
     Our net income per share of common stock on a fully diluted basis increased to $1.79 for the nine months ended September 30, 2006, compared to a net income per common share of $1.59 for the nine months ended September 30, 2005. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by the cumulative effect of a change in accounting principle of $0.02 per share of common stock, and an increase in the number of weighted average shares assuming dilution to 36,699,439 in the nine months ended September 30, 2006, compared to 36,594,629 in the nine months ended September 30, 2005.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2006, compared to Consolidated Financial Position at December 31, 2005
Accounts Receivable
     Accounts receivable increased by $46.6 million from $91.7 million at December 31, 2005, to $138.3 million at September 30, 2006, as a result of increased revenue when comparing the month of September 2006 with the month of December 2005, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules.
Intangible Assets
     Our intangible assets increased by $6.0 million from $93.9 million at December 31, 2005, to $99.9 million at September 30, 2006, due to a $6.7 million impact of the change in functional currency effective July 1, 2006, and as a result of additional intangible assets recorded upon the acquisitions of Tatintelcom, TTK, Kubtelecom and Telcom, and the purchase of additional numbering capacity, offset by amortization on continuing intangible assets of the consolidated subsidiaries.
Other Non-Current Liabilities
     Our other non-current liabilities increased by $2.6 million from negligible amount at December 31, 2005, to $2.6 million at September 30, 2006, as a result of the adoption of SFAS No. 123R related to accounting for share-based payments.
Minority Interest
     Our minority interest increased by $7.8 million from $19.7 million at December 31, 2005, to $27.5 million at September 30, 2006, due to a $1.4 million impact of the change in functional currency effective July 1, 2006, $3.9 million minority interest in earnings for the nine months ended September 30, 2006, and consolidation of recently acquired Tatintelcom and Kubtelecom where our ownership interest is less than 100%.
Shareholders’ Equity
     Shareholders’ equity increased by $109.3 million from $675.1 million at December 31, 2005, to $784.4 million at September 30, 2006, as a result of our net income of $65.7 million partly offset by declaring and paying $14.6 million in dividends in the nine months ended September 30, 2006, and a $55.6 million impact of the change in functional currency effective July 1, 2006, recorded as accumulated other comprehensive income. Also, shareholders’ equity increased by $2.4 million due to stock option exercises and by $0.2 million due to vesting of restricted shares.
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
Liquidity and Capital Resources
     The following table shows our cash flows for the nine months ended September 30, 2006, and September 30, 2005:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Nine Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2006
	(in millions)
CASH FLOWS
Provided by operating activities	$128.3	$129.9
Used in investing activities	(72.4)	(147.2)
Used in financing activities	(23.5)	(13.7)
Effect of exchange rate changes	(0.1)	1.0

Net increase (decrease) in cash and cash equivalents	$32.3	$(30.0)
     Our cash and cash equivalents was $37.2 million and $67.2 million as of September 30, 2006, and December 31, 2005, respectively. Our total restricted cash was $0.2 million and $0.6 million as of September 30, 2006, and December 31, 2005, respectively. The restricted cash is maintained in connection with certain of our equity investee’s debt obligations as described below.
     Net cash provided by our operating activities increased by $1.6 million to $129.9 million for the nine months ended September 30, 2006, from $128.3 million for the nine months ended September 30, 2005. This increase in net cash inflows from operating activities at September 30, 2006, is mainly due to the increase in net income offset by the effects of changes in the settlements with local operators following the introduction of the new Interconnection Rules and to the changes in Russian legislation related to VAT. As a result of the changes in the settlements with local operators, accounts receivable balances increased from December 31, 2005 to September 30, 2006, partially offset by increases in related accounts payable balances. Under the change, effective January 1, 2006, VAT is accounted for on an accrual basis rather than on a cash basis such that we must pay VAT prior to such time as we receive corresponding VAT payments from our customers. As a result of this change, VAT payable balances decreased from December 31, 2005 to September 30, 2006.
     During the nine months ended September 30, 2006, we received approximately $560.7 million in cash from our customers for services and we paid approximately $400.8 million to suppliers and employees. During the nine months ended September 30, 2005, we received approximately $482.0 million in cash from our customers for services and we paid approximately $326.1 million to suppliers and employees.
     We used cash of $147.2 million and $72.4 million for investing activities for the nine months ended September 30, 2006, and 2005, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $122.7 million for the nine months ended September 30, 2006, of which $8.5 million was related to purchases in 2005, and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $70.3 million for the nine months ended September 30, 2005.
     We used cash of $25.4 million, net of cash acquired, for the nine months ended September 30, 2006, for the acquisition of Tatintelcom, TTK, Kubtelecom, Telcom and pre-payment for the S-Line acquisition. We used cash of $4.8 million for the nine months ended September 30, 2005, for the acquisition of Dicom, Sakhalin Telecom and payment of a holdback amount related to the 2004 SP Buzton acquisition.
     For the nine months ended September 30, 2006, we received $2.4 million net proceeds from the exercise of employee stock options and for the nine months ended September 30, 2005, we received $1.0 million net proceeds from the exercise of employee stock options.
     We paid dividends of $14.6 million and $21.8 million during the nine months ended September 30, 2006 and 2005, respectively.
     In November 2006, our Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record as of November 8, 2006 payable on November 22, 2006.
     We had working capital of $63.3 million as of September 30, 2006 and $79.1 million as of December 31, 2005. Our working capital ratio (current assets divided by current liabilities) was 1.38 as of September 30, 2006, and 1.60 as of December 31, 2005. At September 30, 2006, we had $0.1 million of long-term debt, excluding capital lease obligations, compared with a negligible amount at December 31, 2005.
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
     In order to comply with the known long distance license requirements, we incurred approximately $2.4 million in capital expenditures during nine months of 2006. In total, we estimate that we will need to make capital expenditures of approximately $5.0 million in 2006 in order to fulfill the network requirements, specified in the Interconnection Rules and to successfully implement our long distance license. To date, we have invested approximately $15.0 million in the construction of our FTN. However, there are still unknown and yet to be clarified portions of the laws and regulations that will affect the cost of the long distance license implementation.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from ZAO Citibank (“Citibank”), a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of September 30, 2006, for all these facilities, totaled $0.2 million was funded to our non-consolidated entities.
     In September 2006, Sovintel entered into a short term, revolving, credit facility for up to $15.0 million with Citibank. As of September 30, 2006, Sovintel had not borrowed funds under this credit facility. In October 2006, Sovintel entered into a short term, revolving, credit facility for up to 534,000,000 RUR, equivalent to $20.0 million, with ZAO International Moscow Bank, a related party.
     In addition, Kubtelecom had borrowed 12,000,000 RUR, equivalent to $0.4 million, under a loan agreement with a minority shareholder of Kubtelecom. The loan will mature on June 1, 2007 and bears interest at an annual rate of 12.0%. As of September 30, 2006, debt outstanding under this agreement amounted to $0.4 million. Kubtelecom had borrowed 15,000,000 Russian rubles, equivalent to $0.6 million, under a loan agreement with OAO Yug-Investbank (“Yug-Investbank”). Kubtelecom is required to make 18 monthly payments beginning July 31, 2006. The loan will mature on December 8, 2007. The loan bears interest at annual rate of 12.0% – 14.0% depending on the volume of Kubtelecom’s transactions through Yug-Investbank. As of September 30, 2006, debt outstanding under this agreement amounted to $0.3 million. Amounts outstanding are covered by a pledge of Kubtelecom’s telecommunications equipment.
     In the future, we may execute large or numerous acquisitions, which may require external financing, most likely to be raised through secured or unsecured borrowings. However, we may also raise the required funding through a dilutive equity issuance, through the divestment of non-core assets, or combinations of the above. In case large or numerous acquisitions do not materialize, we expect our current sources of funding to finance our capital requirements. The actual amount and timing of our future capital requirements may differ materially from our current estimates because of changes or fluctuations in our anticipated acquisitions, investments, revenue, operating costs, technology and network expansion plans and access to alternative sources of financing on favorable terms. Further, in order for us to compete successfully, we may require substantial capital to continue to develop our networks and meet the funding requirements of our operations. We will also require capital for other acquisition and business development initiatives. We expect to fund these requirements through cash on hand, cash flow from operations, proceeds from additional equity and debt offerings, and debt financing facilities. We are currently negotiating up to $200.0 million loan facility with a syndicate of banks.
     As of September 30, 2006, our credit ratings were as follows:

Credit Rating Agency	Rating	Outlook
Standard & Poor’s	BB-	Stable
Moody’s	B2	Stable
     On October 12, 2006, Standard & Poor’s upgraded our long-term credit rating from BB- to BB.
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
     In late 2006 and subsequent years, we may incur significant cash outlays to settle SARs granted in 2005 and first quarter of 2006 to our CEO, senior management, and other employees. These cash outlays could be especially significant if our stock price exceeds $50.00 per share prior to certain deadlines specified in the SAR plans occurring in the first quarter of 2009. The terms of these SARs are described in detail in the “Other developments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations
     The amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, include our contractual cash obligations. Contractual cash obligations include capital lease obligations, commitments for future payments under non-cancelable lease arrangements and purchase obligations. During the nine months ended September 30, 2006, no material changes occurred in our contractual cash obligations, except for the fact that in the third quarter of 2006, we entered into approximately $12.0 million of satellite transponder capacity agreements generally with terms of 5 years.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, including our expectations to fund such requirements through cash on hand, cash from operations, proceeds from additional equity and debt offerings, and debt financing activities, including a $200.0 million loan facility currently under negotiation, (ii) the change in our functional currency and the expected impact, (iii) existing and potential tax claims including those related to VAT, (iv) the effects of existing and potential litigation, (v) projected traffic volumes, revenues and other growth indicators; (vi) anticipated revenues and expenses, including capital expenditures to implement our long distance licenses and federal transit network, (vii) our belief that Vimpelcom will not reduce its traffic volumes with us until it completes all technical requirements and obtains formal commissioning of its network, (viii) our plans to construct zonal networks, establish physical connections with zonal incumbent fixed line telecommunications operators or, where applicable, to act as agents for zonal carriers, (ix) our competitive environment; (x) the future performance of consolidated and equity method investments, including repayment of debt by equity investees; (xi) our intention to offer our services under the Golden Telecom brand; (xii) the roll-out of our fixed-mobile convergent network in Ukraine; (xiii) our intentions to expand our fiber optic capacity and add transmission capacity; (xiv) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xv) the impact of critical accounting policies and estimates; (xvi) the growth and development of our operations in key regions of Russia; (xvii) our growth strategy in our business segments; (xviii) the political, regulatory and economic situation in the markets in which we operate, including the effect of the new law “On Telecommunications”, the interconnection rules and our expectations regarding the markets in which we operate, (xix) the effect, cost and expected benefits of utilizing our intercity and international licenses, including the implementation of our federal transit network, (xx) expectations regarding deferred taxation, and (xxi) the development and deployment of our broadband and related WiFi technology strategies, (xxii) our belief that we will be able to resolve issues concerning the operation of our FTN relatively quickly and launch DLD/ILD services using our FTN in the first quarter of 2007, are forward-looking and concern our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations are: the economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, use of debt for possible future acquisitions, our ability to successfully defend against litigation claims, including tax claims, the potential effect of the new law “On Telecommunications” and the related interconnection rules, the utilization of our intercity and international licenses including development of our federal transit network and the cost of such development, our ability to construct zonal networks or interconnect with zonal operators, our ability to integrate recently acquired companies into our operations, any change in Vimpelcom’s traffic volumes with us, our ability to complete the $200 million loan facility, our ability to change our functional currency and the expected impact of such change, the development of our broadband and related WiFi technology strategies, our ability to roll out our fixed-mobile convergent network in Ukraine, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     The discussion of the Company’s results of operations and financial condition should be read together with the risk factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”), which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in the 2005 10-K, the Company is also subject to the following additional risk:
Failure to receive access codes may prevent the Company from further developing its long distance business
     The Company has fulfilled all the requirements set by the Russian Ministry of Communications in relation to the construction and interconnection of our domestic long distance/international long distance (“DLD/ILD”) network deployed in accordance with the Company’s license which allows the Company to provide DLD/ILD services in Russia. In September 2006, the Company submitted documentation to the State Telecommunication Committee (Rossvyaznadzor) verifying physical interconnection with all zonal fixed-line operators in Russia, however, to date, the Company has not received the necessary access codes to offer long distance services. Any continued failure to receive the access codes could adversely affect the Company’s ability to develop the Company’s DLD/ILD business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

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
Date: November 9, 2006

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