Form 10-K
period 2006-12-31
GOLDEN TELECOM INC
filed 2007-03-16
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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
1 Kozhevnichesky Proezd
Moscow, Russia 115114
(Address of principal executive offices)
(011-7-495) 797-9300
(Registrant’s telephone number)

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $212,790,060 based upon the closing price reported for such date on the NASDAQ Global Select Market.
     The number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was, 36,673,015 as of March 13, 2007.

Item of Form 10-K	Documents Incorporated By Reference
Part III, Items 10-14	Portions of the Registrant’s proxy statement for the 2007 annual meeting of shareholders to be held in May 2007.

GOLDEN TELECOM, INC.
FORM 10-K
Year Ended December 31, 2006

PART I
ITEM 1. Business
Introduction
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 289 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
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
     We plan to make capital investments primarily in major population centers in Russia and Ukraine, where demand for our services is most heavily concentrated. We also intend to expand our operations in regional cities with sufficiently strong local economies in which we believe the potential exists to grow businesses that complement our current operations.
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
     In September 2002, we purchased the 50% of EDN Sovintel LLC (“Sovintel”) that we did not own from OAO Rostelecom (“Rostelecom”), the Russian national long distance carrier. As a result of this purchase, we own 100% of Sovintel. In April 2003, we merged the operations of TeleRoss, our wholly-owned subsidiary, into Sovintel.
     In August 2003, we acquired 100% of Sibchallenge Telecom LLC (“Sibchallenge”), the leading alternative wireline operator in Krasnoyarsk, Russia. Sibchallenge owns 100% of ZAO Tel (“Tel”), an Internet service provider, also based in Krasnoyarsk. In August 2005, we merged the operations of Sibchallenge, including Tel, into Sovintel.
     In December 2003, we acquired 100% of OAO Comincom (“Comincom”), and its wholly-owned subsidiary, OAO Combellga (“Combellga”), from Nye Telenor East Invest AS (“Telenor”). As part of this transaction, we issued shares to Telenor representing

19.5% of our shares outstanding after the acquisition. In December 2004, we merged the operations of Comincom, including Combellga, into Sovintel.
     In February 2004, we acquired 100% of ST-HOLDING s.r.o., a Czech company that owns 50% plus one share of ZAO Samara Telecom (“Samara Telecom”), a telecommunications service provider in Samara, Russia, from ZAO SMARTS and individual owners. In April 2004, we acquired 100% of OAO Balticom Mobile that owns 62% of ZAO WestBalt Telecom (“WestBalt”), an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, we also acquired the remaining 49% ownership interest that we did not own, in Uralrelcom LLC, which was merged into Sovintel in August 2005. In May 2004, we acquired 54% of SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan.
     In March 2005, we acquired 75% of Dicom LLC, an early stage wireless broadband enterprise. In September 2005, we acquired 60% of Joint Venture Sakhalin Telecom Limited LLC (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia from OAO Vimpel Communications (“Vimpelcom”). As a result of this acquisition and combined with our previous ownership in Sakhalin Telecom, we now own 83% of Sakhalin Telecom. In October 2005, we acquired 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia. In October 2005, we acquired 100% of Antel Rascom, Ltd., a British Virgin Islands company that owns 49% of ZAO Rascom (“Rascom”), an infrastructure and facilities company in the northwest region of Russia. In December 2005, we acquired an additional 5% of Rascom.
     In March 2006, we acquired 70% of ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider (“ISP”) in the Russian Republic of Tatarstan. In April 2006, we acquired 100% of TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine. In June 2006, we acquired 74% of Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia. In August 2006, we acquired 100% of Telcom LLC (“Telcom”), a fixed line alternative operator in Nizhny Novgorod, Russia. In October 2006, we acquired 75% of S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine. In October 2006, we acquired 100% of ZAO Corus ISP (“Corus”), an ISP in Ekaterinburg, Russia.
     In February 2007, we acquired 65% of Fortland Limited (“Fortland”), which owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia.
     Regulatory Environment
Russia
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of DLD/ILD, zonal, and local operators. Under this new structure, end-users will have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $4.6 million in USF charges for year ended December 31, 2006, which is recorded as part of cost of revenue. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria of the charge, including the maximum rate and basis of calculation, must be established by legislative action and not by the administration. On December 29, 2006, the Russian President approved amendments to the Telecommunications Law setting forth essential criteria of the USF charge. These amendments became effective on January 1, 2007.
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. On March 12, 2007, Russian President Putin signed an order, to take immediate effect, to merge Rossvyaznadzor with Rosokhrankultura, a body which protects culture and supervises media issues. On June 29, 2006, we announced that we have entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. On January 29, 2007, we launched DLD/ILD services using our FTN. We believe that provision of DLD/ILD services will allow us to gain additional revenues from our international and domestic long distance operations.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent OAO Svyazinvest (“Svyazinvest”) companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by the end of 2007. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the end-users. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. At present we continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to the establishment of tariffs for interconnection and traffic routing services to be provided by incumbent Svyazinvest state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidization will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their own independently established tariffs on alternative long distance, zonal and local operators. However, on June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. As a result, the incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within these limits. Thus, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006, we started construction of zonal networks in 12 regions of the Russian Federation. To date, we have completed construction of zonal networks in Moscow, St. Petersburg, Kaliningrad, Pskov, Samara and Sakhalin regions of Russia. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. However, in those regions where we have not completed construction of zonal networks, we will be required to act as an agent for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. We are still analyzing these changes in settlements with zonal operators to determine the impact on our business.
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in 2006. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
     In February 2005, we received notice from Vimpelcom, our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations issued by the Russian Ministry of Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies. In April 2006, Vimpelcom received a DLD/ILD license. Vimpelcom is required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than December 12, 2007. However, until Vimpelcom completes all technical requirements and obtains formal commissioning by Rossvyaznadzor, we do not expect this carrier to reduce its traffic volumes with us.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the year ended December 31, 2006, we have recorded approximately $29.5 million in additional revenue. However, this increase in revenue was partially offset by approximately $20.2 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
Ukraine
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. In September 2006, this draft law was amended to make a USF charge in Ukraine effective January 1, 2008.
     In April 2006, the National Commission of Communication’s Regulation (“NCCR”) issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine that GTU does not currently cover. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 4 out of 22 regions.
     Effective July 15, 2006, the NCCR introduced new tariffs for provision of voice services to fixed line subscribers. As a result of the tariff re-balancing policy, the tariffs for local calls and monthly fees increased and tariffs for DLD/ILD calls decreased. Effective November 1, 2006, the NCCR continued the tariff re-balancing process by increasing the tariffs for local calls and monthly fees and by decreasing the tariffs for fixed-to-mobile calls. On October 28, 2006, the Verkhovna Rada approved the amendments to the Ukrainian Law on Telecommunications which changed the list of the telecommunication service tariffs subject to the public regulation. Under new regulation, tariffs for DLD/ILD calls were excluded from the public regulation. The amendments also exclude fixed-to-mobile calls from the public tariff regulation. As a result of these changes, we expect increased competition from the incumbent operators in DLD/ILD services market.
     Effective January 1, 2007, the NCCR introduced new interconnection settlement rules. During 2006, we paid fixed monthly fees for interconnection lines with other operators. However, under the new rules the settlements will be based on the actual volume of traffic. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
Customer Base
     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 7% of our consolidated revenues for the year ended December 31, 2006. Our largest customer, Vimpelcom, accounted for approximately 3% of our consolidated revenues for the year ended December 31, 2006. No customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2006.
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
     Mass Market. We define the mass market as households or in some cases more narrowly, as those customers who utilize calling cards or dial-up Internet access. This market segment is price-sensitive, but quality of service is also important, particularly in the Internet access market. These customers predominantly prepay for such services. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.
     Our recently constructed FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones.
Pricing
     Historically, our customers made payments to us in the appropriate local currency, however the majority of our tariffs were denominated in United States dollars (“USD”) and were indexed to the USD for settlement purposes. Also, the majority of our operating costs were denominated in USD, but settled in the appropriate local currency. However, in the second and the third quarters of 2006, our main operating subsidiary, Sovintel, introduced semi-fixed USD – RUR exchange rate for settlements with the majority of its customers. This rate is effective only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers.
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
     International and Domestic Long Distance Services We provide ILD services to our customers via our FTN network comprising our own international toll exchanges in European and Asian part of the Russian Federation in full compliance with regulatory requirements towards networks interconnection.
     DLD services are primarily provided through our federal intercity transmission network, proprietary and leased capacity between major Russian cities, and through interconnection with zonal networks and networks of Rostelecom in compliance with state regulation on the interconnection of telecommunications networks. We offer very small aperture terminal (“VSAT”) satellite services to customers located in remote areas that cannot be physically connected through terrestrial cables to our regional long distance switches, as well as to large infrastructure projects in need of sophisticated and reliable communications systems.
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
     Value-Added Services. We offer an increasing range of value-added services such as dedicated hosting, co-location and IP, or IP-based Virtual Private Networks (“VPNs”) and we intend to increase our market position in these services. Our Managed Data Center, which consists of a total area of 600 square meters, continues to be the leading hosting center in Russia and provides services to news agencies, financial and entertainment services providers. We enjoy strong sales synergies between our Managed Data Center products and our IP transit sales efforts. We offer a variety of information services addressing the needs of financial markets including access to S.W.I.F.T., Reuters, Bloomberg and MICEX, or the Moscow Inter-bank Currency Exchange. We also have a Moscow-based Call Center that has a leading position in providing telemarketing, actualization and Hot Line services for business clients. We offer fixed-to-mobile convergence services in conjunction with Vimpelcom to corporate clients that wish to use their mobile phone as an extension of their private branch exchange (“PBX”).
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
     Major customers range from large multinational and Russian corporate groups to Russian SMBs and residential users. Our business customers cover all industry segments including business centers, hotels, financial institutions, professional services firms, fast moving consumer goods companies, manufacturers and companies involved in extractive industries. Our customers are located in all major cities throughout Russia.
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
     We train our employees to provide customer service at a level which is comparable or better to that provided by Western telecommunications companies. As a result, we believe we have earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.
     We price our services at a premium compared to those offered by the incumbent local operator and competitively with other alternative service providers within the market. We offer volume discounts to customers for exceeding certain defined revenue thresholds. Although we publish standard tariffs, generally we are not required to obtain regulatory approval to change tariffs. While pricing competition remains a factor, especially for voice services, many corporate data networking customers place more value on network coverage, reliability and our ability to design, install and maintain LANs and WANs. These customers often require integrated solutions, including connections to offices located in different cities. Depending on the cities involved, there are often few operators that can provide these services, and accordingly, there is often less pricing pressure.

Competition
     We compete principally on the basis of installation time, network quality, geographical network reach, customer service, range of services offered and price. While we have a leading position in this market, we face significant competition from other service providers, including:
•	Comstar-UTS, a subsidiary of Sistema Telecom, including Moscow City Telephone Network (“MGTS”) for all services provided to corporate customers and the SMB market in Moscow;

•	Equant, trading as Orange Business Services, a subsidiary of France Telecom, for corporate data networking services across Russia;

•	TransTelecom, currently owned by the Russian Railways, for corporate data networking services across Russia;

•	Peterstar, an affiliate of Telecominvest, for services provided in St. Petersburg; and

•	Regional subsidiaries of Svyazinvest, a holding group with a majority government ownership, for services provided in St. Petersburg and within Russian regional cities.
BCS Services in Ukraine
     The BCS division of GTU, our largely Kiev-based CLEC, has constructed and owns a 781 kilometer fiber optic network, including 495 kilometers in Kiev, which is interconnected to the local PSTN in Kiev, to other major metropolitan areas in Ukraine, and to our international gateway. Data and Internet access services are provided in 89 regional access points in 35 metropolitan cities in Ukraine using leased terrestrial capacity from Ukrtelecom, the Ukrainian incumbent operator, and from some alternative providers.
     Since the opening of our mobile service operation in Odessa in 2001, we have expanded our local access service offerings into Odessa, targeting business clients. In the third quarter of 2002, GTU started to offer local access and pre-paid VoIP services in Dnepropetrovsk. Further, following our regional development strategy, in the second quarter of 2003 we started to offer local access, VoIP and dial-up Internet services in Lvov, and in the second quarter of 2004 we launched the same service offering in Zaporozhye. The next step of our regional development was the launch of local access, VoIP and broadband and dial-up Internet services offer in Kharkov in June 2005. During 2006 we launched local access and broadband Internet services in Donetsk and Ivano-Frankovsk, through the acquisition of TTK. In 2007, we plan to start deployment and development of the fixed-mobile convergent (“FMC”) services in 22 major metropolitan areas in Ukraine. The FMC network will become the major driver of our regional expansion.
     In the second quarter of 2003, GTU constructed a Metropolitan Area Network (“MAN”) in Kiev providing a new range of services, including broadband access to Internet and VPN service. In the fourth quarter of 2004, GTU deployed a MAN in Odessa. In the first quarter of 2004, GTU launched an IP node in Kiev providing interconnection with international operators via the public Internet and the possibility to offer new services such as VoIP, VPN and IP phones. During 2005 and 2006, GTU has completed construction of a fully protected international backbone network from Kiev to its points of presence in Frankfurt, Germany, via three independent border-crossings with Poland and Hungary. During 2006, we upgraded our nationwide backbone network by installing STM-16 capacity from the Western part of Ukraine to Kiev via Lvov, Lutsk, Rovno, Zhitomir, and synchronous digital hierarchy (“SDH”) capacity to the eastern part of Ukraine from Kiev to Kharkov via Chernigov and Sumy. We have also expanded our leased capacity to Dnepropetrovsk, Donetsk, Odessa, and Zaporozhye and upgraded it to STM-1 level.
     During 2005, in order to expand market penetration in Ukraine and to increase utilization of technical infrastructure, GTU began to provide wireline local access and broadband Internet services to residential customers in Kiev. Due to the lack of modern, high quality and customer-oriented telecommunications services available on the Ukrainian residential market, we are able to competitively price our services and offer high quality telecommunications services through an experienced and professional customer service staff. GTU plans to significantly increase the number of residential customers during 2007.
     As of December 31, 2006, the BCS division of GTU serviced more than 59,500 telephone lines for business and connected almost 9,370 residential telephone lines.
Services and Customers
     Local Access Services. Local access services are provided to business customers through the connection of their premises to GTU’s fiber network, which interconnects to the local PSTN in Kiev, Odessa, Dnepropetrovsk, Lvov, Kharkov, Zaporozhye, Donetsk and Ivano-Frankovsk.

     International and Domestic Long Distance Services. GTU provides outgoing international voice services to business customers through its international gateway and direct interconnections with major international carriers, transmitting traffic to international operators using least-cost routing. DLD services are primarily provided through our own intercity transmission network, leased capacity between major Ukrainian cities, and through interconnection with Ukrtelecom’s network. On September 20, 2005, the NCCR in Ukraine issued an international license (the “Ukrainian International License”) to GTU. The Ukrainian International License allows GTU to provide international telecommunications services throughout all of Ukraine, allows leasing of transmission channels to third parties, and increases GTU’s potential as an international telecommunications carrier.
     Dedicated Internet and Data Services. GTU provides a private line service, VPN services, an integrated voice and data ISDN connection, frame relay, broadband digital subscriber line (“xDSL”), and dedicated Internet services. GTU’s main focus in 2006 was the development of broadband access to VPN and xDSL services, required by customers with high-volume data traffic needs.
     Voice over Data Services. GTU is a leading provider of voice over data services in Ukraine. Our pre-paid cards and our VoIP products introduced under the brand “Allo!” held the leading position in the market with more than a 60% market share in Kiev, providing an alternative international calling solution for corporate and mass market customers. This service is in stagnation stage due to general decrease in ILD tariffs of PSTN and mobile operators.
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
     FMC Services. During 2006 we deployed the FMC platform based on Alcatel and Huawei solutions. In 2007, we plan to deploy the FMC network into the regions and launch FMC services.
     GTU’s BCS division customers primarily consist of corporate network customers, corporate end-users, SMBs and high-end residential customers. Pre-paid VoIP and dial-up Internet services are also provided as a mass market offering.
Marketing and Pricing
     While emphasizing the high customer service quality and reliability of its services for corporate customers, GTU focuses on the development of its SMB and mass market offerings. Sales to our corporate customers are made through our direct sales force and through various alternative distribution channels such as sales through agent network. SMB and mass market service offerings are mainly conducted indirectly through alternative distribution channels such as agent networks.
     GTU introduced different price policies for each market segments: customized pricing model for corporate customers and standardized pricing for SMB and mass markets.
Competition
     In Kiev, in the market for voice services to business end-users, we traditionally compete with Ukrtelecom, multiregional alternative operators Optima and Farlep, and a number of small local CLECs. During 2006, the competitive pressure increased as a result of the Optima-Farlep merger and aggressive marketing policy of Datagroup and Ukrtelecom. However, we believe that because of our early market entry, clear market focus and our ability to provide outstanding customer service combined with individual solutions and integrated voice, data and Internet services, we will keep the leading position on the high-end segments of the corporate market.
     The provision of Internet and data services is not licensed in Ukraine. As a result, there is a high level of competition in the market with more than 400 Internet Service Provider’s (“ISPs”) in Ukraine, although consolidation through acquisitions has been observed in the market in recent years. The main competitors in the corporate market for corporate data are Ukrtelecom, Infocom, a majority state-owned operator, and Datagroup, a data and integration services provider. We seek to be competitive in the corporate networks market by providing excellent geographical coverage, wide bandwidth, high quality circuits and professional service. We maintain our competitiveness in the Internet market by focusing on a strategy to provide the best value and quality Internet services for businesses and developing exclusive consumer Internet content.
     In the fast growing residential broadband Internet market, we face competition from Ukrtelecom and Volya-Cable, a cable television provider in Kiev. However, we believe that development of exclusive consumer Internet content for the SMB and residential market segments will enable us to support steady growth of our market share in these market segments.
     In addition, we plan to substantially improve accessibility of our services, market coverage and attractiveness of our offerings for the customers by deployment of a fiber-to-the-building (“FTTB”) network in Kiev.
     Carrier and Operator Services
Carrier and Operator Services in Russia
     The Carrier and Operator Services division in Russia provides a range of carrier and operator services including voice and data transmission services to foreign and Russian telecommunications and mobile operators.
     For international telecommunications voice operators, we are an alternative to the incumbent for the completion of calls terminating in Russia and the CIS and extensions of global private networks employing leased circuits in the country. For domestic telecommunications voice operators, we provide termination to Russian and CIS destinations and we also offer international call termination as well as providing telephone numbers, or subscriber ports. In addition, we offer VoIP and data services, including numbering capacity and IP-centric solutions. Due to the geographic reach of our network, high volume of traffic and smart traffic routing, we have a lower cost base than many of our competitors and can therefore resell any excess transit and termination capacity. During 2006, Russia continued to show rapid expansion of the mobile networks into the regions including into lesser developed parts of northern Russia and Siberia. To capitalize on this expansion and facilitate the development of the mobile operators, we have completed several projects with Vimpelcom and Megafon in which we provide satellite based network extension into several locations in Siberia, the Russian Far East and the Northwest of Russia. We expect this expansion to continue throughout 2007 during which time we will deploy a network of satellite stations for Vimpelcom in the remote areas of Russia. Additionally, for the wireless operators and smaller voice providers, we provide telephone numbers which they use for selling their services to their end-users.
     Our intra-zonal network is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges, allowing us to deliver traffic within the local public network. In addition, our network infrastructure is now integrated into the main public city networks in St. Petersburg, Nizhny Novgorod, Samara, Voronezh, Ekaterinburg, Kaliningrad, Krasnoyarsk, and Krasnodar. Our network also interconnects with other fixed-line and cellular operators in Moscow and with other national long distance carriers. We have constructed the infrastructure necessary to support 285,000 ports in Moscow, each corresponding to a unique telephone number.
     For international data networking operators, we provide data connectivity across Russia and the CIS. We have constructed a data network covering more than 289 cities across Russia and the CIS, primarily to serve our Russia-based corporate customers. Through network interconnect agreements with international data network operators, we also sell data networking services to customers outside Russia and the CIS. We interconnect with these global providers at our access points in Stockholm, London or Frankfurt.
     Our data network infrastructure consists of terrestrial and satellite transmission capacity that we either lease or have purchased via indefeasible rights of use (“IRU”). We currently have IRUs for a STM-16 between Moscow and Stockholm, a STM-4 between Stockholm and London, and a STM-1 between Moscow, Voronezh and Krasnodar. We also lease five STM-16 fiber capacities from Moscow to Stockholm from Rascom, an equity investee. Our remaining domestic terrestrial capacity is leased. For satellite transmission, we have entered into long-term leases primarily with Intelsat, Intersputnik and New Skies Satellite for capacity covering Russia and the CIS. For IP capacity, we have 8 Gbit connectivity from Verizon, Cable&Wireless, Level 3 and Global Crossing. We have changed our interconnect technology from SDH to optical Gbit, which allows us to increase uplink capacity and at the same time have better network utilization. We have our own backbone fiber optic cable links from Moscow to Ufa and Samara via Nizhny Novgorod and Kazan. We have also completed cross-border links between Russia and Ukraine.
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
     We also provide equipment sales, installation and maintenance services to cellular operators. This hardware is usually a PBX with call center capabilities, but also included LAN and WAN equipment. It is our strategic intent to move beyond simply providing call completion into higher value-added solutions such LAN and WAN solutions to cellular operators. We currently provide satellite communication links to Russian cellular operators. This solution is for remote regions in Russia, such as Siberia and the Russian Far East, and allows cellular operators to grow in these markets which still have a low cellular penetration rate. Since 2005, we have been providing cellular operators with access to major mobile content providers and data centers and increased the number of interconnect agreements in these regions.
     We have signed new interconnect agreements and launched traffic exchange. The most important agreements are with France Telecom, Telefonica, Telecom New Zealand, Portugal Telecom, Malaysia Telecom, Sprint, Bulgarian Telecom, Slovenia Telecom, Pantel, Exatel, COLT and Ukrainian Mobile Communications (“UMC”).
     Our voice services customers include international operators such as Verizon, AT&T, British Telecom, Cable&Wireless, TeleDenmark, TeliaSonera, T-Systems, Telenor, Telecom Italia Sparkle, iBasis, and Teleglobe; domestic cellular operators such as Vimpelcom, MTS, and Megafon; and domestic wireline operators such as Macomnet, Metrocom, WestCall and Peterstar.
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
     During 2006, we began offering interconnection to our new point of presence in Hong Kong and we experienced rapid demand for this interconnection point. During 2007, we expect further growth of this point of presence.
     We have signed new agreements and launched network-to-network interconnections (“NNI”) for provisioning data services with Belgacom, Elisa, GTS Central Europe, Royal Dutch KPN and SAVVIS.
     Global data network operators sell worldwide data network services to their multinational clients. Typically, these data network operators have constructed extensive networks in the US, Western Europe and the Asia-Pacific region but have little, if any, infrastructure in Russia and the CIS. In order to sell a turnkey solution to their customers, the global data network operators need partners to reach the areas where they do not have their own infrastructure. Through a network interconnect agreement with us, these global data network operators are able to provide their clients connectivity to over 289 cities in Russia and the CIS where we have infrastructure. These global operators market and re-sell our network as if it were their own network. Such cooperation included a joint project with British Telecom for the construction of Visa International’s access network in Russia and CIS, which allows Visa International member banks, over 70 in Russia and 25 in the CIS, to access Visa International’s bank processing centers.
     Due to our large consumer and corporate customer base for Internet access services, we require very high IP transit capacity from global providers such as Verizon, Cable&Wireless, Level 3 and Global Crossing. This capacity requirement allows us to obtain very favorable pricing from the global providers and, in turn, we can offer Russian and CIS based ISPs an attractive pricing and quality combination for the resale of IP services.
Marketing and Pricing
     Historically for each telephone number or subscriber port, customers generally pay a one-time port fee, a flat monthly fee and per minute charges based on usage. However, the new Telecommunications Law requires all carriers to implement per-minute charges for access to each other network as well as to implement two types of charges for calls passing through network layers: (1) Initiation and transit charges for long distance calls from local networks to regional and long distance networks, and (2) termination for calls completion from long distance networks to regional and/or local networks.

     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that would introduce the CPP Rules. Effective July 1, 2006, under the CPP Rules all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Under the prior rules, subscribers of fixed-line telephones did not pay for incoming calls and, therefore, the CPP Rules did not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
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
Competition
     For voice services, our main competitors are long distance carriers Rostelecom and MTT, an affiliate of Sistema Telecom.
     For data networking services, our main competitors are Equant and TransTelecom. Equant’s data network in Russia is similar to our network, however, their CIS coverage is not as extensive. Therefore, when a customer needs a route including Russia and the CIS, we have a competitive advantage. Equant’s global network gives it access to a wider base of corporate customers, but this advantage is offset, we believe, by the reluctance of Equant’s global competitors such as Verizon, British Telecom, Cable&Wireless, Infonet and AT&T to use Equant locally to serve their customers. Thus, to some extent we have access to the corporate clients of Verizon, British Telecom, Cable&Wireless, Infonet and AT&T that require connectivity to Russia and the CIS.
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
Carrier and Operator Services in Ukraine
Services and Customers. The Carrier and Operator Services division in Ukraine operates leased DLD/ILD networks and is a provider of local access, international and intercity long distance services in major Ukrainian cities where our switching equipment is located. The network is comprised of our gateway international switching center (“EWSD”) in Kiev, leased and owned international and intercity fiber optic channels, and regional voice and data switches. For local carriers we provide access to highly reliable and advanced telecommunication services, WAN, and broadband Internet in all existing Kiev and regional access points. We provide Internet access services to more than 30 ISPs in Ukraine.
International and Domestic Long Distance Services. International outgoing traffic terminated via direct interconnections with international carriers such as Deutsche Telekom, Cable&Wireless, Telekom Austria, TeliaSonera and other. We offer termination services for our international partners for interconnection with Ukrainian PSTN and mobile networks via direct links with the major fixed and mobile carriers such as Ukrtelecom, Kyivstar, UMC, Astelit, URS and other.
     We offer DLD services throughout Ukraine via our owned and leased channels between major Ukrainian cities as well as through interconnection with Ukrtelecom. We hold an intercity operator’s license allowing us to offer DLD services directly and are interconnected in major Ukrainian metropolitan areas to facilitate this offering. In September 2003, we signed amendments to our settlement agreements with Ukrainian fixed-line and mobile operators introducing the CPP principle imposed by the changes in the Ukrainian telecommunication law. These agreements and the CPP principle remained in force during 2005 and 2006.

     We provide international Internet access via our IP node in Frankfurt and direct IP interconnection with Level3, Global Crossing, and Cable&Wireless.
     Fixed-line operators include overlay and wireless local loop operators in Kiev and other major cities of Ukraine, alternative regional fixed-line operators and local operators. Velton, Ucomline, VOLZ and Telesystem are the major fixed-line operators in Ukraine purchasing our international, long distance, and voice services.
     A significant portion of our carrier revenue is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of service are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including UMC and Kyivstar, received international communications licenses. As a result, a larger portion of our carrier revenue is now generated by transit fixed-to-mobile traffic via our network.
Marketing and Pricing
          As a carrier for other telecommunication operators, we offer a more attractive pricing structure for international calls than incumbent operators like Ukrtelecom. Although price is still the primary factor in the routing decision of the Ukrainian carriers, more of them demand high quality international voice and data wholesale services, making our offerings even more attractive. As a result, our traffic volume continues to increase, especially traffic to international destinations and mobile networks in Ukraine.
     In February 2003, the Ukrainian Parliament overrode the President’s veto and adopted an amendment to the Ukrainian communication law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Simultaneously, state regulated tariffs for calls from the PSTN to mobile networks were introduced allowing operators to receive and share revenue from calls to mobile networks. In order to implement CPP settlements, we amended our agreements with Ukrtelecom, other fixed-line carriers and Ukrainian cellular operators establishing agreed access rates for the calls between fixed-line and mobile networks. These changes became effective in October 2003 and enabled us to receive a settlement when a fixed line party calls a mobile telephone as well as to receive a portion of revenue when we route calls from mobile to fixed-line networks.
     As a carrier for other ISPs, we offer an attractive pricing structure and we are able to retain our significant market share in this segment. We expect to strengthen our positions in the Ukrainian regions due to close cooperation with Ukrtelecom and Ucomline in these areas. In data services, an increase in market share is expected through the continued sale of international private line connections, international multiprotocol label switching (“MPLS”) connections, and provisioning of last mile services in major Ukrainian cities.
Competition
     In Ukraine, the carrier market is dominated by Ukrtelecom, with UMC, Kyivstar, Ucomline, Velton, Datagroup and Optima becoming more competitive. In 2004, several Ukrainian cellular operators received international and intercity communications licenses providing them the possibility to route their traffic through direct interconnection with local and international operators.
     Consumer Internet Services
Services and Customers
     Broadband Internet Access. Currently, we are focused on the local infrastructure development in order to bring broadband Internet access services to the mass market. We use different broadband last mile technologies depending on particular market conditions.
     Asymmetric Digital Subscriber Line (“ADSL”) Services. ADSL services are offered to customers in selected cities such as St. Petersburg, Nizhny Novgorod, Voronezh, Krasnoyarsk, Tashkent, Krasnodar and Sochi. Customers of our ADSL services are provisioned through long-term agreements with last mile providers. However, with restrictions on our access to unbundled local loop, we are actively exploring alternatives to deliver quality broadband Internet services to consumers at competitive prices in our major markets.
     FTTB Services. We offer broadband Internet access in selected cities such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, and Sochi. In 2006, we launched FTTB projects in Kiev and Samara. Our nationwide fiber optic cable network will be used for active rollout of our FTTB network in the regions.
     Wireless Internet Access. During 2006, we installed more than 6,700 WiFi access nodes in Moscow providing indoor and outdoor Internet access. During the beta-testing period more than 90,000 users registered and tried our WiFi services. On March 1, 2007, we launched commercial operations of our WiFi network offering prepaid Internet access to the mass market under GoldenWiFi brand. To close the WiFi technology gap and to increase service availability and quality, we plan to sell to our customers equipment called “Golden WiFi adapter”. The next version of the GoldenWiFi product will include local city map display with Aport search results, based on customer’s geographical position (location based service). We also plan to include Voice over IP (“VoIP”) products into our service offerings.
     VoIP. Currently, we are developing and testing new products based on VoIP technology. We will target VoIP service offerings at the SMB/small office and home office (“SOHO”) and mass markets. VoIP services will be available for computer, mobile devices and VoIP equipment users. We will provide PSTN call terminations under the current telecommunications regulations.
     Dial-up Internet Services. We offer dial-up Internet services to consumer markets in Russia, Ukraine, Uzbekistan and Kazakhstan. Customers receive local access to our dial-up services throughout the covered areas through capacity acquired by long term local interconnection agreements. Internet backbone and long haul traffic is then provided over our DLD/ILD infrastructure. Currently, ROL has access to multiple gigabit Ethernet fiber optic connections to the domestic networks as well as the equivalent of an STM-4 international connection. As of December 31, 2006, we had a subscriber base of 401,098 active subscribers. We provide these services under multiple brands, the most notable being ROL which is our flagship dial-up service. As early as 1995, ROL, which at that time was known as Russia Online, was the first Russian-English language, online service for accessing the Internet through either dedicated private lines or dial-up servers. Since that time, ROL has evolved as the only nationwide dial-up ISP in Russia. With over 60 locations, including the major markets in Moscow, St. Petersburg, Kiev and Almaty, we are also the largest ISP in the CIS.
     The consumer dial-up Internet access service has seen decreased utilization rates over the last year as subscribers have decreased the average number of hours spent online from approximately 23 hours to approximately 17 hours per month. This is due to further penetration of the market by competitors, including those offering broadband services in Moscow and St. Petersburg. We plan to continue to provide dial-up services to keep our existing customer base and to migrate our dial-up customers onto our new Internet access platforms.
     Internet Portals. In addition, we provide Russian language content based Internet portals covering many topics including Internet search, entertainment, education, computer-gaming and city information specifically for the Russian mass-market. Portals are running under different brands and are being used as a marketing channel for both our existing and future customers. Furthermore, we offer advertising space on our portals along with integrated web services to a variety of customers who require online marketing.
Marketing and Pricing
     In 2006, we launched a re-branding campaign with the new logo, color scheme and slogan “Achieve more!” The new brand is primarily targeted at retail customers and maintains various products under one “master” brand driving up general brand recognition and opportunities for cross-selling. However, we plan to keep ROL-brand for the time being.
     Our dial-up services are offered mostly through prepaid tariff plans. Almost all sales of ROL prepaid tariff plans are made possible through the sale of scratch cards which are distributed through an extensive network of retail outlets in our coverage area. As of December 31, 2006, the ROL distribution network consisted of over 30,000 points of sale (“POS”) throughout our covered area. The multi-tiered distribution channels and the number of POSs have grown substantially during 2006. This growth is related to our marketing efforts to further establish the ROL brand awareness in our primary markets. Furthermore, in regional areas a great deal of emphasis was placed on expansion of our distribution channel to increase availability of our services.
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
     During 2006, the distribution network and POS were extensively used in our marketing plans and we continually improved them as these efforts provide the “closest point” of connection to our customers. These marketing efforts will be further enhanced by our existing customer support approach which provides continuous support for end-users and business hour support for distribution customers. Local access support numbers are provided to customers that connect them directly to our coverage area support center located in Moscow. These calls are carried over our voice network.
Competition
     Our broadband Internet services face local competition from Internet dial-up providers affiliated with incumbent city telephone companies. In the Moscow market we compete with “Stream” (ADSL-based services) from Comstar, “Akado” (cable TV and Internet services) from Moscow CableCom; “Qwerty” from Svyazinvest and local FTTB providers. In St. Petersburg our main competitors are

“Web Plus” from a subsidiary of Telecominvest and ADSL offerings from Svyazinvest. Nationwide the main competitors are Svyazinvest subsidiaries both in broadband and dial-up services.
     Mobile Services
Golden Telecom GSM
     We operate a cellular network using GSM-1800 cellular technology in Kiev and Odessa, Ukraine, where our network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM launched cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to an overall decline in our mobile revenues. In 2002, we evaluated alternative strategies for our mobile operations, and refocused our mobile operations as an additional service offered to high-end mass market and business customers. In 2004, we became more active in the prepaid market. In 2005 and 2006, we faced aggressive competition both from existing carriers and new market entrants.
     In 2006, we acquired GSM-1800 radio frequency license for an additional 22 regions of Ukraine. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. In 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS’ nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. We announced the commencement of construction of our FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in Donetsk, Zaporozhye, and Ivano-Frankovsk. In the second quarter of 2007, we plan to complete network testing and launch commercial operations. In 2007, we plan to deploy the FMC network in an additional 19 regions of Ukraine.
Services and Customers
     Mobile Services. We provide two types of mobile services to our clients: a basic service for prepaid calling card clients and an expanded service for subscription clients, including international roaming with 164 operators in 82 countries, and value-added services such as voicemail, call forwarding, conferencing, and a broad range of short message service, or SMS and voice information services.
     Our customers cover a broad spectrum of private and corporate users. Our customer base changed in 2004 due to the rapid growth of prepaid service users. As of December 2005, prepaid subscribers constituted more than half of our subscriber base. The remaining subscriber base was represented primarily by the high-end mass market and business customer segments. During 2005, our subscriber base decreased due to competitive pressures. However, due to aggressive pricing and other conditions introduced by GTU in December 2005, the subscriber base remained stable during 2006. Following the launch of the FMC services in 2007, we are expecting to increase our market share of the Ukrainian mobile market.
Marketing and Pricing
     Our network has the widest frequency bandwidth allocated to any cellular operator in Kiev, allowing us to deploy a high quality network throughout the city and thus market ourselves as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, we focus on providing a flexible and competitive tariff structure in two target markets. We position our subscription service as an affordable and quality service to private and business users, who have high levels of usage within their home base primary location. In addition, we provide our customers with flexible tariff plans and a variety of basic value-added services. Our international and roaming tariffs are still among the most attractive in the Ukrainian mobile market.
     Our marketing strategy for prepaid services is based on providing competitive tariffs for mass-market users with low traffic volumes, which resulted in a retention of our client base during 2006.
     Deployment of the FMC services, regional expansion and national roaming will create a unique proposal on the Ukrainian market, which gives us an opportunity to gain additional corporate clients market share in Kiev, Odessa and new regions of presence.
     Our sales force in Kiev is represented mainly by direct sales representatives, while in Odessa we utilize both direct sales and an alternative retail dealers network. Our strategy is focused on rapid subscriber growth following the introduction of the FMC services and regional expansion.

Competition
     The Ukrainian cellular market is highly competitive and dominated by UMC and Kyivstar. Astelit, a new entrant to the Ukrainian mobile market, gained 11% of the market share in 2006. URS gained 4% of the market share in 2006. Apart from UMC and Kyivstar, both which have nationwide coverage, Astelit and URS already covered all cities with population of more than 50 thousand people and are actively investing in further network development. As of December 31, 2006, the Ukrainian cellular market reached approximately 48.9 million subscribers with a sim-card penetration rate of 105%. UMC and Kyivstar together hold approximately 84% market share.
     In 2006, Ukrtelecom announced plans to invest approximately $687.0 million in a 3G mobile network by 2010. Another Ukrainian CDMA operator, Telesystem, plans to launch CDMA-based 3G services in 2007.
     As of December 31, 2006 we had a subscriber base of more than 48,448 customers with average revenue per user of approximately $17 per month, which we believe is the highest average revenue per user level on the Ukrainian mobile market.
     This completes our discussion of our operating divisions. Please refer to note 14 – “Segment Information” of the Audited Financial Statements contained within this document, for the quantitative disclosures for revenues by line of business.
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
Employees
     As of December 31, 2006, we and our consolidated subsidiaries employed a total of 4,218 full-time employees and our ventures employed 108 full-time employees. As of December 31, 2005, we and our consolidated subsidiaries employed a total of 3,646 full-time employees and our ventures employed 120 full-time employees. Included in the number of full-time employees were 9 and 13 expatriates as of December 31, 2006 and 2005, respectively.
     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Our Licenses and Network Facilities
Significant Licenses
     Our subsidiaries hold the following licenses in Russia and Ukraine, which are important to their operations. Renewal applications will be applied for all licenses expiring in 2007 where necessary.

License	License Region (s)	License Number	Expiration Date
Local Communications Services
Sovintel	Moscow, St. Petersburg	44382	September 21, 2011
GTU	Kiev, Kiev Region, Odessa, Odessa Region	223391	December 31, 2007
GTU	Ukraine (excluding Kiev, Kiev Region, Odessa, Odessa Region)	223392	January 28, 2009
ADS	Nizhny Novgorod Region	35438	October 05, 2010
Buzton	Uzbekistan	0000663	July 4, 2011

Samara Telecom	Samara Region	42681	July 28, 2011
Sakhalin Telecom	Sakhalin Region	35317	October 5, 2010
Kubtelecom	Krasnodar Region	37074	December 12, 2010

Leased Communications Circuits
Sovintel Rascom Rascom	Moscow, Moscow Region, St. Petersburg, Leningrad Region
Moscow, St. Petersburg, Leningrad Region, Moscow Region, N. Novgorod Region, Tver Region
	St. Petersburg, Leningrad Region and outside Russian Federation	41506 33126 43354	July 5, 2011 June 8, 2010 July 28, 2011

Voice Communication Services in Data Transmission Networks
Sovintel	Russian Federation	39543	March 15, 2011

International, National, Intra-Zonal and Local Communications Services
Sovintel	Moscow, St. Petersburg, Leningrad Region, Moscow Region, Pskov Region, Kaliningrad Region	14479	March 17, 2008

International and National Communications Services
Sovintel	Russian Federation	32041	May 31, 2012
GTU	Kiev, Odessa, Odessa Region, Donetsk, Donetsk Region, Kharkov, Kharkov Region, Lvov, Lvov Region, Dnepropetrovsk, Dnepropetrovsk Region	223393	December 31, 2013
GTU	Ukraine (excluding Kiev, Odessa, Odessa Region, Donetsk, Donetsk Region, Kharkov, Kharkov Region, Lvov, Lvov Region, Dnepropetrovsk, Dnepropetrovsk Region)	223394	January 28, 2014

Mobile Communications Services
GTU	Kiev, Kiev Region	223389	December 31, 2007
GTU	Ukraine (excluding Kiev, Kiev Region)	223390	January 28, 2009

Telematic Services
Sovintel	Moscow, Moscow Region, St. Petersburg, Leningrad Region	27309	August 18, 2008
ADS	Nizhny Novgorod Region	37603	December 23, 2010
Dicom	Moscow, Moscow Region	40966	July 5, 2011
Samara Telecom	Samara Region	32138	April 29, 2010

License	License Region (s)	License Number	Expiration Date
Intra-zonal Communications Services
Sovintel	Moscow, St. Petersburg	45074	October 24, 2011
ADS	Nizhny Novgorod Region	35439	October 5, 2010
Samara Telecom	Samara Region	43357	July 19, 2011
Sakhalin Telecom	Sakhalin Region	32478	June 17, 2010
Kubtelecom	Krasnodar Region	37254	December 12, 2010

Data Transmission Services
Sovintel	Moscow, Moscow Region, St. Petersburg, Leningrad Region	27310	August 18, 2008
Buzton	Uzbekistan	0000664	August 29, 2011
SA-Telcom	Kazakhstan	0000032	Unlimited

Radio Frequencies
S-Line	Kiev, Sevastopol, Dnepropetrovsk Region, Donetsk Region, Kharkov Region, Odessa Region, Zaporozhye Region, Kiev Region, Lugansk Region, Lvov Region, Poltava Region, Vinnitsa Region, Zhitomir Region, Suma Region, Kherson Region, Khmelnitsk Region, Ivano-Frankovsk Region, Volyn Region, Zakarpatye Region, Kirovograd Region, Rovno Region, Ternopol Region, Cherskassk Region, Chernigov Region, Chernovets Region, Crimea	222995	April 20, 2016
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
     Our fully integrated network consists of a number of interconnected networks in the Russian Federation, Ukraine, Kazakhstan and Uzbekistan. Sovintel operates the backbone network in Russia and MANs in Moscow, St. Petersburg and other cities of the Russian Federation. Sovintel cooperates with a number of large joint ventures whose networks are integrated into our network in Russia. Networks in Ukraine, Kazakhstan and Uzbekistan are operated and developed by GTU, SA-Telcom and Buzton, respectively.
     Our network includes 189 cities across Russia and other countries of the CIS which allows us to connect customer offices in distant locations to their corporate networks. Technological solutions and equipment incorporated into our network are constantly being developed.
     We are continuing to review alternative core and access technologies with technology providers, vendors, our partners, and other providers in the Russian Internet market. We selected an ECI platform and are in the process of installing a next generation network (“NGN”). This platform will provide capabilities for innovative data and voice services, smooth migration of existing technologies to IP-based technologies, convergence of voice and data networks, optimization of capacity usage, and reduction of the time required for new services to be deployed. Our products and services will migrate to a modern high quality network capable of meeting the current and future needs of the market, providing a high level of efficiency and competitiveness.
Russia
Backbone Network
     We use Nortel asynchronous transfer mode Passport technology and IP VPNs based on Cisco and Juniper equipment for our core data network, to provide certain international private line circuits and international data transmission services such as asynchronous transfer mode and frame relay and Cisco routers for Internet access.

International backbone
     Our international backbone network is based on a fiber optic cable line leased from Rascom, an equity investee. This fiber optic cable line extends from Moscow to St. Petersburg and across the Russian border to Finland. Additionally, we lease STM-16 capacity (2.4 Gbps) from Moscow to Stockholm under a ten-year lease agreement signed in February 2000. The lease agreement contains an option to renew the agreement for five years.
     In 2006, we constructed our fiber optic cable line (“FOCL”) between Russian and Ukraine which will allow us to connect our Russian and Ukrainian subsidiaries and other leading Ukrainian operators.
Domestic backbone
     We have developed a land and satellite-based regional network to provide DLD and data services in Russia. Our land-based DLD network consists primarily of fiber optic capacity leased from Rostelecom and TransTelecom. We use this land-based network primarily to serve our regional voice, data and Internet businesses. This network, together with our satellite-based network, connects more than 189 different access points across Russia and several other large cities in the CIS.
     In addition the leased circuits, we constructed our own national fiber optic cable lines in the European part of Russia. Our FOCL and fiber optic cables leased from Vimpelcom, allow us to connect several Russian cities, including Nizhny Novgorod, Kazan, Ufa, Samara, Tula, Voronezh, Rostov, Krasnodar and other. We plan to complete connection of this FOCL network in 2007 by extending our FOCL to Saratov, Perm and other major cities.
Satellite
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
     We operate 6 international gateway switches, with 5 of these switches located in Russia and one switch located in Stockholm. We are also in the process of installing an ECI soft switch which will be a core of our national VoIP network.
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
Moscow
     The Moscow MAN includes the following facilities:
Transport. In Moscow, our MAN has 4,639 kilometers of fiber and 2,158 kilometers of copper cable. In 45 MGTS central offices we have access to copper wire facilities. The copper wire facilities are used when a customer’s requirements do not justify an immediate investment into fiber optic facilities.

Voice. We have access lines supporting more than 300,000 local access numbers in the “495” area code which is the terrestrial code for the Moscow region. Our network connects approximately 5,000 buildings and approximately 3,596 PBXs. Our PBXs are typically located on customer premises to distribute advanced telephony services in those premises to end-users. Our PBXs function as switches that permit users to receive incoming calls, dial any other telephones on the premises that are connected to the PBX, access a line leading to another PBX or access an outside line to the public switched telephone network.
     Our local voice network consists of more than one hundred hub PBXs connected to our fiber optic network, complemented by local and tandem switches. These hub PBXs act as traffic aggregators for our 1,169 PBXs located in customer premises. Our network is connected to major office buildings, hotels, business centers, and factories and is co-located with 82 central offices of MGTS.
     To service the needs of SMBs and SOHO customers, we use xDSL solutions in Moscow, symmetrical digital subscriber line (“SDSL”) solutions over the copper wire of the MGTS network, and an ADSL solution. The SDSL technology provides customers with up to 4 telephone lines and a dedicated link to the Internet. We have approximately 3,500 SDSL customers and more than 4,700 ADSL customers in Moscow.
Wireless Local Loop (“WLL”). We provide WLL for customers in locations where a fiber optic network is not available. Our WLL access network covers over 80% of our corporate customers’ locations in Moscow.
     In Moscow, we are constructing one of the largest WiFi networks in Europe for end-users. To date, approximately 6,700 access nodes have been installed in Moscow. We launched commercial operations of our WiFi network on March 1, 2007.
Data and IP services. We provide local access for our data services offerings in Moscow generally using the same intracity transport and customer access network as described above. This network is complemented by access lines leased from other Moscow-based operators that possess their own local access networks where our data customers are not otherwise in our network. The steady growth of our MAN has reduced the need for such outsourcing to less than 20%. We have built a Metro Ethernet Network (“MEN”) which provides Internet access and L2 multipoint-to-multipoint VPNs for more than 700 customers and serves as a transport network for many other services.
     We are developing VoIP services for broadband users. The broadband VoIP project will provide customers mobility, self-provisioning of services, and on-net and off-net services.
     The hub of our IP network is our Internet Data Center in Moscow. This location has redundant power supplies as well as high-level security and fire control systems. The Internet Data Center in Moscow was constructed according to world standards. Both our own equipment and that of our customers to whom we provide collocation services are installed in the Internet Data Center in Moscow.
St. Petersburg
     Our St. Petersburg network deploys solutions which are similar to those deployed on our Moscow network. We have constructed approximately 2,031 kilometers of fiber optic cable in and around St. Petersburg, which is used to connect office buildings and business centers to our network.
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
Nizhny Novgorod
     In Nizhny Novgorod, we have more than 210 kilometers of fiber optic cable. Our voice network in Nizhny Novgorod has a capacity of 32,000 numbers. We also provide Internet and data services. We operate 17 MEN nodes and an ADSL network of 37 nodes.
Voronezh
     In Voronezh, our voice network has a capacity of over 14,000 numbers. Customer access is provided via leased copper pairs and our own constructed lines which have a current length of approximately 70 kilometers of fiber optic cable and 120 kilometers of copper cable. We are also a leading ISP in Voronezh and operate an ADSL access network with approximately 1,300 customers.

Ekaterinburg
     We are a leading ISP in Ekaterinburg with more than 1,100 customers connected via dedicated lines deploying ADSL and MEN technologies. Our backbone network consists of 300 kilometers of fiber optic cable. We are also a leading CLEC in Ekaterinburg with capacity of 4,500 numbers being used. Our Ekaterinburg Data Center offers collocation services to content providers, customers in Ekaterinburg, and we have deployed a WLL access network in Ekaterinburg.
Krasnoyarsk
     We currently have capacity of 200,000 telephone numbers in Krasnoyarsk and we are constructing a customer access network. Our backbone fiber optic network has 230 kilometers of fiber optic cable. We have also deployed a radio access network and we expect to expand our presence to other cities in the Krasnoyarsk region through radio access and VoIP development.
Samara
     We operate a leading CLEC in Samara which has an extensive access network including 400 kilometers of fiber optic cable and 300 kilometers of copper cable. Our voice network has an installed capacity of 100,000 numbers. We provide Internet services to about approximately 1,000 customers.
Kaliningrad
     We operate a leading CLEC in Kaliningrad. We have an installed capacity of 100,000 numbers with 30,000 subscribers connected to our copper cable access network. Our fiber optic backbone network consists of 75 kilometers of fiber optic cable. In addition, we offer Internet access in Kaliningrad.
Sakhalin
     We have a fiber optic backbone network in Sakhalin with 110 kilometers of fiber optic cable. We have capacity of 20,000 numbers and provide Internet services, including a wireless network. We also operate our own satellite network for connection to distant locations.
Krasnodar
     We operate a leading CLEC in Krasnodar and several major cities in the Krasnodar region. We have several AXE 10 switches, fiber optic and copper networks. We provide voice services, ADSL-based Internet access and cable TV to approximately 15,000.
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
Kiev
     GTU provides CLEC services through a MAN in Kiev. In Kiev, we have constructed a 480 kilometer fiber optic ring. GTU’s voice network is based on four large switches acting as hubs in Kiev and more than 80 PBXs that are installed within business centers. GTU also provides both copper and fiber optic last mile connections.

Other Regional Local Networks
     We possess other local networks in Kharkov, Dnepropetrovsk, Lvov, Odessa, and Zaporozhye. In these cities, GTU operates a small local SDH network based with the capacity of several thousand local numbers. GTU also operates data, IP and ADSL networks. GTU is also expanding its networks through large-scale construction of copper cable.
Kazakhstan
     In Kazakhstan, our operations are based on a satellite network. We have earth station HUBs installed in 8 major cities which are connected to our Moscow HUB. We also operate 60 VSATs.
Uzbekistan
     We operate a leading CLEC in Uzbekistan. Our core business in Uzbekistan is voice services, however, we offer customers ADSL and dialup Internet access services. We operate a fiber optic backbone network connecting 12 nodes in Tashkent and we lease copper pairs from the local PSTN. We have installed switches in 11 cities to further our regional presence throughout Uzbekistan. We have also deployed radio access networks and we also operate satellite earth stations.

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
     On June 7, 2003, the Russian President signed the Telecommunications Law which came into effect on January 1, 2004. The Telecommunications Law clarifies areas, which were poorly defined, such as interconnect and licensing arrangements, however, certain supporting regulations for the Telecommunications Law have not been passed. See “Corporate History and Development” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of the Telecommunications Law on our business, a discussion of our new DLD/ILD license and the creation of our own FTN designed to satisfy the requirements of our new license and new numbering capacity and interconnect rules.
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
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to the establishment of tariffs for interconnection and traffic routing services to be provided by incumbent Svyazinvest state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their own independently established tariffs on alternative long distance, zonal and local operators. However, on June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. As a result, the incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within these established limits. Thus, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased.
     Additionally, on March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced CPP Rules. Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Previously, subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules did not have an impact on fixed-to-fixed line calls, but the CPP Rules impacted the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
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
     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the Ukrainian incumbent public operator, was considered crucial for raising funds for the state in 2004 and 2005, several changes in priorities and political positioning have resulted in delays. The new Ukrainian government, appointed in 2006, did not sell any part of Ukrtelecom in 2006, and are considering plans for privatization in 2007. To date, only about 7% of Ukrtelecom has been privatized to employees and managers.
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
     Ukrtelecom is the main provider of fixed voice telecommunications and Internet services in Ukraine. Ukrtelecom is a joint stock company owned 93% by the State Property Fund with 31 branches, 27 of which represent the company in each region of Ukraine. Ukrtelecom holds national transmission networks, along with broadcasting, research and satellite assets. Ukrtelecom also holds a third generation (“3G”) mobile services license. Ukrtelecom also owns shares in five other Ukrainian telecommunication companies.
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

Overview of the Political and Economic Environments in Russia and Ukraine
     Russia’s Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist Party dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and a judicial branch, which is still underdeveloped. Boris Yeltsin was elected to a second term as President in July 1996 but shortly thereafter lost popular support on account of political and economic dislocations, disaffection with economic reform, institutionalized corruption and his erratic stewardship of the country. On December 31, 1999 Boris Yeltsin resigned the presidency, thereby enabling the Prime Minister, Vladimir Putin, to be elevated to the role of acting president and to emerge as the winning candidate in the presidential election which was held on an accelerated basis on March 26, 2000. On March 14, 2004, Vladimir Putin was elected to a second presidential term. Under the Russian Constitution, no person may serve more than two terms as President. The next federal Duma election will be held at the end of 2007 and the next presidential election will be held in 2008.
     As a result of the frequent changes of government in Russia and the other countries of the CIS, government policies are subject to rapid and potentially radical change. Corruption exists in some areas of government and commercial enterprises in which the state has an ownership interest. In an attempt to increase the influence of federal authorities in the regions, President Putin organized the Russian regions into seven administrative regions and appointed special presidential representatives to coordinate and enforce federal policies in each of these regions. Effective January 1, 2005, gubernatorial elections were abolished in favor of a system under which regional governors will be nominated by the President and then approved by local legislatures. The regional governors’ authority has also been increased with a reassertion of federal power in the regions.
Russia’s Economic Environment. In the immediate aftermath of the 1998 financial crisis, the ruble’s value declined substantially below the 9.50 rubles per USD floor set on that date, but in the last year has settled in the range of 26.31 to 28.12 rubles per USD, with the rate being 26.33 rubles per USD on December 31, 2006. World oil and gas prices have contributed to the recent strength of the ruble. The gross domestic product (“GDP”) increased by 6.7% in 2006. According to government figures, inflation has come under relative control since the 1998 crisis with annual inflation numbers of 12% for the year 2004, 11% for the year 2005 and 9% for the year 2006. The Central Bank of Russia increased the amount of its net gold and hard currency reserves from $182.2 billion at the end of December 2005 to $303.0 billion at the end of December 2006. The Stabilization Fund of Russia was $18.8 billion as of December 31, 2004, $43 billion as of December 31, 2005 and $89.1 billion as of December 31, 2006. These positive economic indicators must be considered in the context of Russia’s status as a major exporter of oil and other natural resources. Any decline in world oil prices could negatively impact the value of the ruble and the continued development of Russia’s economy.
     Ukraine’s Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine’s first President, Leonid Kravchuk, led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kuchma succeeded him. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five-year term in November 1999. On January 10, 2005 Victor Yuschenko was declared the President after a divisive presidential election against Victor Yanukovich. In the end of 2004, constitutional reform significantly reduced the powers of the Ukrainian President in favor of the Ukrainian Prime Minister.
     Until 2006, half of the members of the Verkhovna Rada (Ukrainian parliament) were elected by proportional representation and the other half by single-seat constituencies. Starting with the 2006 parliamentary election, all 450 members of the Verkhovna Rada were elected by party-list proportional representation. In March 2006, elections to Verkhovna Rada took place. Three months later the official coalitional government was formed among the Party of Regions, Communist Party, and Socialist Party of Ukraine, and Victor Yanukovich was elected to the post of Prime Minister, while the leader of Socialist Party, Alexander Moroz managed to secure the Speaker of the Parliament position.
     Ukraine experienced political instability in 2006 due to tensions between the President and the Prime Minister following the overturning of a presidential veto on a law giving the Cabinet of Ministers more power. Ukraine may experience continued political instability in 2007 as this political and constitutional crisis is resolved.
     Ukraine’s Economic Environment. In September 1996, a new currency, the hryvna, was introduced, replacing the temporary Karbovanets, or coupons, that were in circulation following the country’s independence from the Soviet Union. The National Bank of Ukraine, the nation’s central bank, has steadfastly refused to permit wholesale printing of the currency despite much pressure from the Parliament. The hryvna is now subject to a floating exchange rate whereas it was previously kept within a fixed range. In 2005, the hryvna strengthened, moving from 5.30 per USD at December 31, 2004 to 5.05 at December 31, 2005. During 2006, exchange rate remained stable at 5.05 hryvnas per USD. Despite large fluctuations in international steel prices and soaring energy import prices, the Ukrainian GDP increased by approximately 7% in 2006. The inflation rate was 12% for the year 2004 and 10% for the year 2005 and 11.6% for 2006.

Overview of the Legal, Tax and Regulatory Regimes in Russia and Ukraine
     Russia’s Legal, Tax and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted piecemeal legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. While the rudimentary legal framework continues to develop, legislation is often inconsistent, contradictory and unclear. This general characterization is particularly applicable to corporate governance regulations and tax legislation. During 2000, at the urging of President Putin’s government, the State Duma approved the first two parts of the revised and reportedly simplified Russian Tax Code. The second part entered into effect as of January 1, 2001 and additional provisions came into effect as of January 1, 2002. Similarly, under pressure from the executive branch, the Duma finally enacted a new Labor Code, which entered into effect in February 2002 and replaced the antiquated Labor Code left over from the Soviet era. In 2006, there were significant changes to the Labor Code, particularly on those areas dealing with senior management of companies. Still, ambiguities in the law are exploited by bureaucrats struggling to increase state budgetary resources. Administrative regulations and decrees are frequently not published and are not available for review. The judiciary in Russia is regarded as not sufficiently independent from political influence and judges are frequently underpaid, inexperienced and commercially unsophisticated. In addition, judges are subject to intimidation, and corruption in the judiciary can occur.
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
     Pursuant to the Telecommunications Law and subsequent governmental decrees, the Russian Ministry of Telecommunications is assigned the authority to regulate and control the development of the communications industry in Russia. Additional legislation defines the roles of other communications regulatory bodies, with the Russian Ministry of Telecommunications exercising responsibility over supervising them. Rossvyaznadzor, which is now a department of the Russian Ministry of Telecommunications, is empowered to issue licenses and certain permits required for network operation and for the importation and use of telecommunications equipment. Rossvyaznadzor conducts periodic inspections to determine an operator’s compliance with the terms and conditions of its licenses and is authorized to issue orders and instructions requiring operators to bring their network into compliance with their licenses or to face fines and/or to suspend a license, or in the case of continued non-compliance, to initiate court proceedings for the revocation of a license. In addition, entities such as Svyazinvest at the federal level, as well as other entities in Moscow and St. Petersburg and other administrative regions within Russia exercise significant control over their respective local telephone networks and may therefore affect the licensing process.
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
     As with other former Soviet Republics corruption still exists in Ukraine, however, organized criminal groups that were very active throughout Ukraine during the 1990s have been almost completely disbanded. Because of corruption among government officials and among commercial enterprises in which the state has an ownership interest, the President and the Government perceive tackling corruption as one of their primary tasks.
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
     The regulatory framework governing the telecommunications industry in Ukraine has improved significantly after the new law “On Telecommunications” came into force on December 23, 2003. The new law sets forth the general principles for telecommunications activities, networks and services, including the relationships between operators and customers. The new law provides for the creation of two new executive bodies – the Central Executive Authority in the Communication Sector (“CEACS”) and the NCCR to replace the former State Committee for Telecommunications.
     CEACS retains mostly administrative functions in the telecommunications industry in Ukraine. CEACS develops draft telecommunications laws and other legal documents, defines and monitors quality standards in telecommunications services. NCCR retains regulatory functions in telecommunications and radio-frequency utilization. It is also the central executive body with special status subordinated to the President of Ukraine. NCCR supervises the observance of telecommunications law and quality control of telecommunication services. NCCR assigns numbering capacity, grant licenses, registers services in the telecommunication sector, provides tariff regulation, and applies sanctions to those that violate telecommunication laws. On March 29, 2006, documentation governing the Public Council which is affiliated to the NCCR was approved, with the aim of the Public Council to provide a forum for the NCCR to consider public opinion when considering issues and taking decisions.
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
     On June 24, 2004 the Verkhovna Rada adopted amendments to the law “On Radio Frequency Resource” determining the procedure of granting frequency licenses and permits for the use of radio-electronic and emissive facilities, and for frequency distribution. On August 19, 2005 NCCR adopted new Licensing Conditions for Radio Frequency Resource use. These conditions came into force on October 30, 2005.
     Pursuant to the law “On Telecommunications”, new Licensing Conditions for conducting of activity in fixed line telecommunications area were adopted by the State Committee for Telecommunications on June 17, 2004 and came into force on August 16, 2004. Licensing Conditions regulating provision of mobile services and communication channels were developed and adopted in 2005.
     The Ukrainian Cabinet of Ministers also adopted rules, effective January 1, 2005, establishing the mandatory payments for obtaining numbering capacity.
     Amendments to the Law “On levy on obligatory state pension insurance”, effective August 1, 2005, increased the pension levy rate on mobile services from 6% to 7.5%.
     On August 5, 2005 NCCR adopted new Regulations for the state regulation of numbering capacity. These Regulations determine the process of allocating and revoking numbering capacity and principles of numbering capacity utilization by operators. The Regulations came into effect September 23, 2005.
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
     On January 19, 2006 the Verkhovna Rada approved amendments to the administrative code of Ukraine according to which administrative liability is used for the breach of conditions and rules concerning radio electronic means and radiating devices exploitation.
     On September 6, 2006 the NCCR approved an Order on mutual settlements between telecommunication operators for telecommunication network access services for interconnection which entered into force on January 1, 2007. The Order defines the list of telecommunication network access services and provides tariffs for access to the telecommunication networks of exclusive operators. The procedure for calculating tariffs for access services to the telecommunication networks of other operators is not defined.
     On October 28, 2006 the Verkhovna Rada approved amendments to the law “On Telecommunications” according to which the list of public telecommunication services with regulated tariffs was changed. Under the new regulation, calls from fixed networks to intercity and international destinations are not regulated. The law also includes regulations concerning calls from fixed to mobile networks. Such calls do not belong to public services and are not regulated. Consequently, fixed line operators can establish tariffs for such services independently. Influential operators will be able to set tariffs for intercity and international connection services at more competitive rates than small operators.

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
There is a volatile political situation in Ukraine which may negatively impact our business
     Historically, political and governmental instability has been a feature in Ukraine. The relationship between various state authorities, Ukrainian government policies and the political leaders who formulate and implement such policies is subject to rapid change. In January 2005, Victor Yuschenko became president of Ukraine in a very divisive election. Constitutional reform that became a point of consensus at the height of the Orange Revolution came into force on January 1, 2006 and has transferred a great deal of power from the Presidency to parliament. Major changes in the political climate in Ukraine, in particular any changes affecting the stability of the Ukrainian government, reforms, privatization, industrial restructuring or administrative reform, could materially effect our operations.
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
     Recently, the Russian and Ukrainian economies have experienced positive trends, such as increases in the gross domestic product, relatively stable currencies, strong domestic demand, rising real wages and reduced rates of inflation, however, these trends may not continue or may be abruptly reversed. Although the communications industry in the markets in which we operate is relatively underdeveloped compared to other European markets and has grown significantly in recent years, we cannot assure you that it will experience significant growth in the future.
The currency control system of Russia and Ukraine could adversely affect our ability to convert rubles and hryvnas to hard currency and manage cash flows
     Russian legislation currently permits the conversion of ruble revenues into foreign currency. However, the market in Russia for the conversion of rubles into foreign currencies is limited and may not continue to exist. Further, any delay or other difficulty in converting rubles into a foreign currency to make a payment or delay in our restriction on the transfer of foreign currency could limit our ability to meet our payment and debt obligations, which could result in the loss of suppliers, acceleration of debt obligations and, consequently, have a material adverse affect on our business, financial condition and results of operations.
     The hryvna is generally non-convertible outside Ukraine so our ability to protect ourselves against devaluation by converting to other currencies is significantly limited. In Ukraine, our ability to convert hryvna into other currencies is subject to rules that restrict the purposes for which conversion and payment in foreign currencies are allowed. In Ukraine, companies are allowed to keep balances in foreign currencies earned from export activities. Therefore, the liquidity can be supported through synchronization of in-

and outflows denominated in the same currency. We manage intercompany liquidity through intercompany loans to our subsidiaries. Under the Russian restated currency law, loans to residents may be subject to reserve requirements. Likewise, such reserve requirements may be introduced for the purchase of currency by Russian residents. Such reserve requirements, if they become applicable to us, may adversely affect our operations. If there are changes to the currency control systems in Russia and Ukraine, our ability to manage our liquidity position and our currency risk may be adversely affected.
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
     As a result, the banking sector remains subject to periodic instability. Following a destabilization of the Russian interbank loan market in June 2004, the Central Bank of Russia undertook a number of steps towards stabilizing the banking sector, such as reducing the reserve requirements and expanding governmental deposit guarantees, and the Russian banking sector has since stabilized. However, another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, could result in the loss of our deposits or adversely affect our ability to complete banking transactions in Russia, which could have an adverse effect on our business and operations.
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
     As a result of changes in existing regulations, changes in interpretations of existing regulations or arbitrary regulatory decisions affecting various aspects of our business, we could experience:
•	Restrictions on how and where we can provide our services;

•	Restrictions or delays in receiving approvals on our applications and communications for necessary regulatory approvals for rolling out our network in the regions for which we have licenses;

•	Significant additional costs;

•	Suspension or revocation of licenses necessary to operate;

•	Delays in implementing our operating or business plans; or

•	Increased competition.
     A significant number of new regulations promulgating the Telecommunications Law came into effect in Russia in 2005 and 2006. We received our access codes to offer DLD/ILD services only in December 2006 despite fulfilling all necessary requirements earlier. It is possible that Russian regulatory agencies will make claims that we were not in compliance with the new regulations from January 1, 2006.
     Recently, the Russian government has issued implementing acts under the Telecommunications Law, excluding telematics services altogether from the list of permitted services, however, the previous telematics licenses were not repealed. Thus, it is not yet clear how these regulations would be implemented. Thus, uncertainty related to the Telecommunications Law continues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of the Telecommunications Law on our business and new numbering capacity and interconnect rules.
The Telecommunications Law and regulations provide scope for the incumbent operators to raise access costs
     The Telecommunications Law and regulations do not contain provisions for state regulation of access to communication facilities and the lease of long distance channels. Some of our suppliers of telecommunications services have raised their charges to us and we may experience more such cost increases in the future. In the event that we decide to challenge such actions of our suppliers through the appropriate Russian government ministries or courts, we cannot predict whether we will be successful in such a challenge. In addition, the Interconnection Rules do not contain provisions for state regulations of interconnect costs charged by non-dominant operators. In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in 2006. Introduction of these charges could lead to an increase in cost of revenue which may only be partially offset by additional revenue for the traffic termination to our network.
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
Competing commercial interests with ties to the government officials could harm our business
     Competing commercial interests with ties to the government or government officials with interests in competing commercial structures could use goverment organs (regulators, tax authorities, police and law enforcement agencies) as a means to attack and damage our business and could try to influence the courts in cases brought against us. Any such actions could have a material adverse effect on our operations and business.
Review of our operations by the Russian Prosecutor General’s office could disrupt our operations
     In a letter dated December 20, 2006, several deputies of the State Duma, wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its FTN was operating under its previous licenses. The Company believes that it was acting in accordance with Russian regulations and legislation and it licenses, however, if the Prosecutor General were to launch an investigation, any such investigation could take substantial management time in responding to the allegations. Any charges against the Company or its senior management could have a material adverse effect on our operations and financial results.
Special fees and taxes levied against telecommunications operators could adversely affect our results of operations
     From time to time, Ukrainian and Russian government officials seek to offset budgetary shortfalls by increasing levies extracted from the telecommunications industry. The provisions of the Telecommunications Law require that all Russian operators, including fixed-line operators, pay a portion of their revenues to the Universal Service Fund, which was established to support the provision of universal, multipurpose telecommunications services throughout the Russian Federation. The Universal Service Fund has been operating since 2005. The Telecommunications Law states that it will be funded by telecommunications service providers in an amount determined by the Russian government. Currently, operators must make quarterly payment in the amount of 1.2 percent of the difference between their total revenues and revenues generated by interconnection and traffic transmission services. The amount of the Universal Service Fund may be changed by the Russian government at its own discretion. A draft law detailing a universal service charge in Ukraine is currently under consideration. These or other similar industry-specific pieces of legislation may have a material adverse effect on demand for our services and on our results of operations. Similarly, the results of our operations could deteriorate if the government introduces any new frequency or licensing fees substantially in excess of the amounts previously budgeted for such fees.
     The Ukrainian regulatory agency may require licensees to pay annual amounts into local network development. If the additional amounts required will be substantial, we cannot predict whether the financial burden associated with compliance may be so burdensome as to cause a deterioration of our financial results. Moreover, in 2004 the State Committee on Telecommunications of Ukraine established new license conditions, which came into force on August 16, 2004. Under these conditions, any reissue of existing fixed-voice licenses, even related to the change of a licensee’s legal address, may require payment of the full license fee. At present we cannot estimate how significantly these changes may impact our operations in Ukraine.
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
•	The lack of state budgetary resources;

•	The lack of an independent judiciary and sufficient mechanisms to enforce judgments;

•	Corruption among government officials; and

•	That any compensation amount would be fair or approximate market value
     Russian legislation governing foreign investment activities does not prohibit or restrict foreign investment in the communications industry. However, there are different opinions regarding the manner and scope of government control over the communications industry. Because the communication industry is widely viewed as strategically important to Russia, governmental control over the communications industry may increase and foreign investment or control over the industry may be limited. Any such increase in governmental control or limitation on foreign investment could have a material adverse effect on our company and could hinder our access to additional capital.
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
     In addition, social instability in Russia, Ukraine and other CIS countries, coupled with difficult economic conditions, could lead to increased support for centralized authority and a rise in nationalism. These sentiments could lead to restrictions on foreign ownership of companies in the telecommunications industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. Although we do not anticipate the nationalization or expropriation of our assets because we were not created as a result of privatization of any state enterprise, the concept of property rights is not well developed in the laws of these countries and there is not a great deal of experience in enforcing legislation enacted to protect private property against nationalization and expropriation. As a result, we may not be able to obtain proper redress in the courts, and we may not receive adequate compensation if in the future any local government decides to nationalize or expropriate some or all of our assets. If this occurs, our business could be materially harmed.
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
     Similarly, Ukrainian tax law is unpredictable and tax authorities are often arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. The constitution prohibits retroactive legislation, and the Taxation System Law requires new tax laws to be adopted no later than six months prior to the beginning of the next fiscal year in which the new tax laws are to become effective. Nevertheless, sudden shifts in tax law and policy and retroactive legislation are common. For example, in January 2003, the Ukrainian Parliament adopted amendments to the Profits Tax Law which, in part, became effective as of January 1, 2003. The law substantially changes the tax treatment of exchange rate differences, dividends, transfer pricing, goodwill and other transactions. Other amendments to the Profits Tax Law of Ukraine came into effect from January 1, 2004. Although the profit tax rate was decreased from 30% to 25%, some adverse changes were introduced to the calculation of a taxable profit, such as new bad debts deductibility treatment. The impact of the law on our operations was positive so far, however, the future impact of the mentioned amendments is still uncertain because of ambiguities and inconsistencies in the law that allow different interpretations by the tax authorities. If our interpretation of the amendments differs from those of the local tax authorities, we might be subject to higher tax liability and/or additional fees and penalties, which could materially effect our business.
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

     In addition, we may have secondary liability for any obligations of a subsidiary or venture entity if:
▪	The subsidiary or venture entity becomes insolvent or bankrupt due to our actions or our failure to act; and

▪	We have the ability to make decisions for the subsidiary or venture entity as a result of our ownership interest, the terms of a contract between us and them, or in any other way.
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

Reorganizations in the Ukrainian telecommunications sector may have strengthened the position of the monopoly incumbent and encouraged unfair competition
     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government’s interests in the telecommunications industry. The Ukrainian government owns approximately 93% of Ukrtelecom and intends to partially sell its stake in Ukrtelecom in the near future. In anticipation of the privatization of Ukrtelecom, Ukrtelecom has been transferred back from the Ukrainian Telecommunications Committee to the State Property Fund. The new Ukrainian government is preparing Ukrtelecom for privatization in 2007. It is expected that the Ukrainian government will continue to control at least 51% of Ukrtelecom’s shares. This will allow the Ukrainian government to control Ukrtelecom and will afford the Ukrainian government the opportunity to further control the telecommunications industry through this ownership.
The emergence of a single self-regulating Ukrainian telecommunications monopoly may have adverse financial consequences for us because:
•	We may have no effective recourse against the state monopoly carrier since the state regulator controls and manages the monopoly carrier and the judiciary system is severely underdeveloped and cannot be relied upon to protect and enforce unfair competition;

•	A single Ukrainian self-regulating monopoly is able to create favorable market conditions for itself and cause unfavorable conditions for us;

•	Our ability to negotiate reasonable interconnection agreements and rates may suffer; and

•	Any subsequent privatization of Ukrtelecom may bring in strong management and resources from a major telecommunications operator, increasing its competitive strengths.
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
     We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom, Transtelecom, and to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.
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
Our ability to provide our services is dependent on securing and maintaining interconnection agreements with Svyazinvest, Ukrtelecom and other facilities providers
     Our ability to provide telecommunications services depends on our ability to secure and maintain interconnection agreements with Svyazinvest, Ukrtelecom and other incumbent owners of networks. Since we do not currently anticipate owning all the facilities we need to operate our networks, we will always rely on the telecommunications networks of other providers to some degree. Interconnection is required to complete calls that originate on our networks but terminate outside our networks, or that originate from outside our networks and terminate on our networks. Our current interconnection agreements with incumbent operators expire in various years between 2007 and 2014. We have experienced substantial increases in interconnection costs with incumbent operators. It is possible that in the future our interconnection agreements may not be renewed or not renewed on a timely basis or on commercially reasonable terms, thus possibly having a material adverse effect on our business.
     In Russia, we are dependent on Svyazinvest for the provision of leased lines and/or interconnect circuits used to connect our points of interconnection to our network backbones. A failure by Svyazinvest to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customers’ demands on certain routes, has in the past given rise to capacity constraints in our network on certain routes. While we believe that these capacity constraints have been eliminated, we may continue to experience capacity constraints until we increase the number of points of interconnection to our network, allowing us to route a greater proportion of traffic over our network.
     In Ukraine, we are, to a great extent, dependent on Ukrtelecom for the provision of leased lines and/or interconnect circuits used to connect our indirect access customers throughout Ukraine. A failure by Ukrtelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customer demand on certain routes, could give rise to capacity constraints in our network on certain routes in Ukraine if are not able to find an alternative circuit’s provider.
Our network may not be able to support the growing demands of our customers
     The uninterrupted operation of our networks is vital to our success. The stability of our systems depends on our ability to provide sufficient capacity to meet the needs of our customers, and that, in turn, depends on the integration of suitable technology into our networks. As we continue to increase both the capacity and the reach of our networks, and as traffic volume continues to grow, we will face greater demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.
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
Russian companies may be required to adopt a plan of liquidation when their net assets are negative
     Under Russian law, in the event the value of a company’s net assets is less than the minimum charter capital allowed by law, such company may be required to adopt a decision to liquidate. Even if the company declines to approve its liquidation, governmental agencies responsible for the State registration of companies, as well as other designated State bodies, for example, the Federal Service for the Financial Markets, are authorized to bring a lawsuit seeking liquidation of the company until the expiration of the relevant statute of limitation. Some of our subsidiaries had in the past negative net asset values which could make them subject to the legal requirement to adopt a plan of liquidation. Any voluntary or forced liquidation could have material adverse effect on our business.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances
     Most of the telecommunication network architecture that we employ and the architecture of local public networks were not originally designed to accommodate levels or types of services we provide and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our services. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, or we may be required to invest in order to upgrade local public networks. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our operations. If we experience delays or interruptions in our operations due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our services and move to competing providers. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture could have a material adverse effect on our business.
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
     Our competitors include incumbent Russian and Ukrainian operators, alternative operators, mobile operators and other large international telecommunications providers doing business in the CIS. Our competitors may have substantially greater resources, closer ties to governmental authorities and longer operating histories. These advantages may give them a competitive edge over alternative providers like us. This competition may result in a loss of customers, falling prices and a decline in revenues.

     We are operating in recently liberalized markets in an evolving and highly competitive industry. We expect our competitors to continually improve their products and services while also reducing their prices. Our success will depend on our ability to compete effectively in this environment.
     The telecommunications market in Russia has historically been dominated by Svyazinvest and in Ukraine by Ukrtelecom, both being former state monopoly telecommunications services providers. These companies and other established competitors have significant competitive advantages over us which include:
▪	Greater resources, market presence and network coverage;

▪	Greater brand name recognition, customer loyalty and goodwill;

▪	Control over domestic transmission lines and over access to these lines by other participants; and

▪	Close ties to national and local regulatory authorities which may be reluctant to adopt policies that would give rise to increased competition for Svyazinvest or Ukrtelecom.
     Recently, Comstar strengthened its position in the market by receiving approximately $1 billion as a result of its IPO. MGTS is controlled by Comstar. As a result Comstar has an advantage in broadband access. In 2006, Comstar has also purchased a 25% plus one share in Svyazinvest which means that it may be able to influence the intra-zonal operators which compete with us.
Our existing billing and management information systems may not be able to meet our future needs
     We may encounter difficulties in enhancing our billing and management information systems and in integrating new technology into such systems. We have historically operated through distinct companies, but we are in the process of integrating our billing and management information systems so that we will be able to bill our customers and to manage other administrative tasks through unifed systems. If we are unable to integrate and upgrade our billing and management information systems to support our integrated operations, our billing may suffer which could have a material adverse effect on our revenues.
     In addition, in order to comply with the new regulations effective January 1, 2006, we entered into service contracts with the local and intra-zonal operators to act as our regional agents for the provision of DLD/ILD services. In our operations outside Moscow and St. Petersburg, we rely on our agents’ billing and information systems to provide information necessary to generate invoices. Thus, we are subject to risks associated with verification and calculation of volumes of long-distance services provided to end users, invoicing and revenue recognition. The absence in the regulations of a mandatory provision for local and intra-zonal network subscriber information to be shared with long-distance operators represents a substantial potential risk to us. This information could be critical to our ability to properly record traffic transit from subscribers, calculate charges for services rendered, and issue invoices.
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
Our ability to close certain transactions or develop the acquired businesses will determine our ability to develop our broadband strategy
     We recently announced the signing of key transaction documents for the purchase of companies known as Corbina Telecom. Corbina Telecom offers several telecommunications services including Fiber-to-the-Building (“FTTB”) broadband Internet services in several Russian cities. If we are not able to close the Corbina Telecom acquisition, our ability to further develop our broadband strategy will be adversely affected and our business could suffer. If we close the transaction, our ability to develop broadband service offerings in Moscow will depend on our ability to obtain the necessary permits and licenses and to compete with companies that are substantially owned by local authorities, which are those authorities which will be granting some of the necessary permits and licenses.
     We also recently announced the closing of the acquisition of a 65% interest in Fortland Limited, which owns 100% of Kolangon-Optim LLC (“Kolangon”). Kolangon and its six wholly-owned subsidiaries hold permits to operate frequencies in the 8 MHz bandwidth in Moscow and St. Petersburg. Kolangon also possesses a license to provide communications services for the purpose of digital TV broadcasting. The successful development of this business depends on several factors, including our ability to deploy transmitters and negotiate with television channels and large content providers to secure access to content. If we are not able to deploy the transmitters or receive content as we anticipate, our ability to expand our operations into the media market will be disrupted and our broadband strategy and business could be materially adversely affected.

     The integration of acquired businesses requires significant time and effort of our senior management, who are also responsible for managing our existing operations. The integration of new businesses may be difficult for a number of reasons, including differing management styles, systems and infrastructure and poor records of internal controls. In addition integrating acquired companies may require significant capital expenditures. Further, even if we are successful in integrating our existing and new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins. If we do not realize the expected synergies from the integration of newly acquired companies, our financial condition, results of operations and prospects could be materially adversely affected.
We may encounter difficulties in fully complying with applicable laws due to confusion and contradictions in the laws and legal structures of the countries where we operate
     The application of the laws of any particular country is not always clear or consistent. This is particularly so in Russia, Ukraine and other CIS countries where the legislative drafting has not always kept pace with the demands of the marketplace. These countries often have commercial practices and legal and regulatory frameworks that differ significantly from those in the US and other Western countries. As a result, it is often difficult to ensure that we are in compliance with changing legal requirements. If we, any of our ventures, or any of our acquired companies are found to be involved in practices that do not comply with local laws or regulations, then we may be exposed, among other things, to significant fines, the risk of prosecution or the suspension or loss of our licenses, frequency allocations, authorizations or various permissions, any of which could have a material adverse effect on us.
     The Russian Ministry of Telecommunications, the Ukrainian Telecommunications Committee and Russian Rossvyaznadzor regularly check our compliance with the requirements of the applicable legislation and our telecommunications licenses. We use our best efforts to comply with all such requirements. However, we cannot assure you that in the course of future inspections we will not be found to be in violation of the applicable legislation. Any such finding could have a material adverse effect on our operations. For example, we received a warning from Rossvyaznadzor that Sovintel should remedy certain alleged violations in traffic routing. The allegation follows an inspection by Rossvyaznadzor of an independent operator. We have reviewed the allegations and believe that we are in compliance with our licenses, however, we cannot be certain that Rossvyaznadzor will agree with us in the future.
     It may be difficult and prohibitively expensive for us to comply with applicable Russian telecommunications regulations related to state surveillance of communications traffic. Currently, Ukrainian authorities are also trying to implement state surveillance of communications traffic. Full compliance with these regulations that allow the state to monitor voice and data traffic may be overly burdensome, expensive and lead to a drop in quality of service. Noncompliance may lead to the imposition of fines or penalties on us, or the revocation of our operating licenses. Further, some customers may decline to utilize the services of a telecommunications provider whose networks facilitate state surveillance of communications traffic.
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. On January 16, 2006, we announced that the construction of our FTN was completed in compliance with the Telecommunications Law and our DLD/ILD license was finally confirmed by Rossvyaznadzor on November 27, 2006. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. We have obtained the required governmental permissions for operation of all of the international and intercity communication transit nodes that are part of the FTN. Prior to the construction of our FTN, we provided domestic and international long distance services pursuant to other licenses. We believe that we were offering such services in compliance with Russian regulations and legislation.
     If regulatory agencies and tax authorities consider that our routing of traffic or offering of DLD/ILD services violated Russian regulations and legislation, we could be subject to license suspensions, revocations, fines and penalties. Any of these events could have a material adverse effect on our operations.
Our telecommunications licenses may not be extended or may be suspended or revoked
     Our telecommunications licenses expire in various years from 2007 to 2016. If renewed, our licenses may contain additional obligations, including payment obligations, or may cover reduced service areas. If our telecommunications licenses for provision of local, intercity, interzonal and international telephone services are not renewed, our business could be adversely affected. For example, following our acquisition of S-Line in Ukraine, our application for re-issuance of wireless broadband frequencies (to account for a change in legal address) was rejected by the relevant regulatory authorities and is currently under appeal. In addition, new regulations adopted in furtherance of the Telecommunications Law, effective from January 1, 2006, provide that the Russian Ministry of Telecommunications may amend the conditions of the license, which can negatively affect our business by increasing our costs for providing telephone services. Depending on the growth of our business in the other license areas, the failure to have any other particular license renewed could also materially adversely affect our business.
     If we fail to completely fulfill specific terms of any of our telecommunications licenses related to line and operational capacity, investment requirements, territorial or other technical requirements, payment or reporting obligations, local registrations of our telecommunications licenses, frequency permissions or other governmental permissions or if we provide our services in a manner that violates applicable law, Rossvyaznadzor may suspend our licenses, frequency permissions or other governmental permissions, or in the case of continued non-compliance, initiate court proceedings for the revocation of our licenses. If any of our telecommunications licenses are suspended or terminated or if extensions requested are not granted and action is taken against our company or our subsidiaries, our business could be adversely affected.
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
We may fail to obtain renewals or extensions of our frequency allocations for our earth stations and other radio frequency equipment that we use in our operations
     Our frequency allocations for most of our license areas expire on the expiration date of our corresponding licenses. We cannot predict whether we will be able to obtain extensions of our frequency allocations and whether extensions will be granted in a timely manner and without any significant additional costs. It is possible that there could be a reallocation of frequencies upon the expiration of existing allocations or the granting of frequency allocations for the same channels as our frequency allocations, requiring that we coordinate the use of our frequencies with the other license holders and/or experience a loss of quality in our network.
     If we fail to obtain renewals or extensions of our frequency allocations for parts of our network based on radio frequencies, which expire on various dates between 2007 and 2008, or if other license holders are granted overlapping frequencies, our business could be adversely affected.
Certain of our loan agreements contain restrictive covenants
     Certain of our loan agreements contain covenants limiting our ability to incur debt and assume debt and requiring us to maintain certain financial ratios. Failure to comply with these covenants could cause a default and result in the debt becoming immediately due and payable, which would materially adversely affect our business, financial condition and results of operation.
We may lose a majority stake of Kubtelecom
     A minority shareholder of Kubtelecom, our subsidiary, filed a lawsuit against us and a number of other shareholders claiming that we and the other shareholders violated the minority shareholder’s right of first refusal when Sovintel acquired a majority ownership interest Kubtelecom. The court of first instance ruled in favor of the minority shareholder, Sovintel then appealed and the court of second instance repealed the first instance decision on March 6, 2007. The minority shareholder is likely to appeal the ruling of the second instance. If we lose the case, our subsidiary will lose its majority stake and thus our position and operations in the Krasnodar Region of Russia will be materially adversely affected. The other lawsuit filed by the same minority shareholder against other shareholders, except Sovintel, relates to alleged violation of her preemptive right to acquire 9.45% in the charter capital of Kubtelecom. The decision on the latter lawsuit is expected on May 3, 2007. We intend to acquire and pay for the aforementioned 9.45% of the ownership interest provided a court decision dismissing the claims of the minority shareholder takes effect.
Risks Associated With Our Shareholder Structure
Our significant shareholders have other interests which may conflict with our interests
     One of our significant shareholders, Rostelecom, is one of our direct competitors. Two of our shareholders, Alfa and Telenor, have ownership interests in Vimpelcom and Kyivstar, with whom we have commercial relationships. Although we structure transactions so that they are at “arm’s length”, we cannot be certain that these shareholders will not apply pressure on us to enter into transactions which may not be the most commercially favorable to us.
Alfa’s dispute with the Russian Ministry of Telecommunications may adversely affect our business
     It has been widely reported that Alfa is involved in a dispute with the IPOC Fund, which has been allegedly associated with high-ranking officials at the Russian Ministry of Telecommunications, regarding Alfa’s ownership interest in the mobile operator Megafon. Should that dispute continue or escalate then the Russian Ministry of Telecommunications may put pressure on Alfa and its holdings. One of Alfa’s other holdings is Vimpelcom, our largest customer. Should the Russian Ministry of Telecommunications apply pressure on us or Vimpelcom, it could have serious adverse effects on our operations and financial results.

Certain disagreements between our shareholders may adversely affect our business
     On November 14, 2005 in response to alleged breaches by Alfa of the provisions of the Vimpelcom Shareholders Agreement, Telenor, commenced an arbitration proceeding against Alfa’s affiliates. Because of the dispute, Vimpelcom’s Board of Directors has had difficulties agreeing on the company’s budget. In January 2007, a Geneva arbitration panel ruled in favor of Telenor on several issues relating to the dispute although the dispute continues. At the present time we do not know what impact this dispute between our two largest shareholders may have on our business.
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
Risks Associated With Our Shares of Common Stock
Our ability to pay dividends on our common stock may be limited
     During 2005, our Board of Directors declared four dividends of $0.20 per common share each to shareholders. In 2006, the Board of Directors declared three dividends of $0.20 per common share each to shareholders. The Board of Directors reviews our policy on dividends annually. Even if we continue to generate significant cash flows in the future, our Board of Directors may elect to retain earnings for our future development or for other reasons and, consequently, not declare a dividend. Further, if we raise any capital in the future, we may be restricted from paying dividends under the terms of such financings. In addition, the governments in the countries where we operate may further devalue their currencies and take other actions that may restrict the ability of our subsidiaries to declare and pay dividends to us which in turn will limit our ability to pay dividends to our shareholders.
Our share price has been and may continue to be highly volatile
     The price of our shares has been subject to significant volatility since our IPO in 1999. In addition, a number of particular factors may adversely affect the market price of our shares or cause the market price to fluctuate and decline materially. These factors include:
▪	Issues concerning the perceived risks of investing in Russia and the CIS, including significant ownership of our shares by a company that is part of a large Russia-based financial and industrial concern;

▪	The limited number of our shares available for trading in public markets;

▪	The potential sale of any large blocks of our shares by our management or large shareholders, including the shares to be issued as part of the consideration for the Corbina transaction;

▪	Mergers and strategic alliances in the telecommunications industry; and

▪	Inconsistent or restrictive government regulation in the Russian and Ukrainian telecommunications industries.
     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. This is particularly true for companies with relatively small capitalization, such as ours.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
          Major Facilities
     We possess the right to occupy and utilize eight floors, 9,081 square meters, of a building in central Moscow, which houses our call center, customer care center, Information technology, accounting, administrative, marketing and ROL offices for EDN Sovintel LLC (“Sovintel”). The right to occupy and utilize this space is through leases, which expire between April 2007 and November 2009.
     We possess the right to occupy and utilize four floors, 5,722 square meters, of a building in central Moscow which serves as the principal sales and marketing office for Sovintel and which houses our Representative Office. The right to occupy and utilize this space is through a ten-year lease. This lease expires in August 2012.
     We possess the right to occupy and utilize three floors, 4,114 square meters, of a building in central Moscow, which serves as the principal technical department for Sovintel. The right to occupy and utilize this space expires in December 2007. In addition, we occupy and utilize four floors, 1,450 square meters, of another building in central Moscow, which also serves the technical department of Sovintel. The right to occupy and utilize this space is through a one-year lease which can be extended indefinitely.
     We possess the right to occupy and utilize six floors, 3,899 square meters, of a building in eastern Moscow, which serve as additional space for the technical department for Sovintel. This lease expires between November 2007 and December 2007. We own 2,830 square meters of the same building.
     We possess the right to occupy and utilize 1,162 square meters, of a building in St. Petersburg. The right to occupy and utilize this space is through a lease, which expires in October 2007. In addition, we possess the right to occupy and utilize five floors, 1,369 square meters, of a building in Ekaterinburg, which serves the technical department of that branch. The right to occupy and utilize this space expires in October 2010.
     We possess the right to occupy and utilize 1,000 square meters, of building in Kaliningrad, which expires in December 2007. In addition, we possess the right to occupy and utilize three floors, 1,642 square meters, of a building in St. Petersburg. This lease expires in July 2010.
     We possess the right to occupy and utilize 2,068 square meters in Samara. The right to occupy and utilize this space is through a lease which expires in 2008.
     We own a five floor, 2,672 square meters, building in Nizhny Novgorod which serves as the principal office for ADS. We possess the right to occupy and utilize 1,389 square meters as technical premises. We own a five floor, 4,432 square meters, building in Krasnoyarsk which serves as the principal office for Krasnoyarsk branch.
     We own 1,327 square meters and we possess the right to occupy and utilize 1,371 square meters of premises in Krasnodar. We own 1,117 square meters in Anapa. In Sakhalin, we possess the right to occupy and utilize 740 square meters of premises.
     Golden Telecom (Ukraine) occupies office and technical premises located in Kiev under leases which expire in 2012. Additionally they lease a dealer-center and shop premises. We possess 1,792 square meters of office premises in Lvov, lease expiring in July 2008.
     In Kazakhstan, we possess the right to occupy and utilize two floors, 793 square meters, of building in central Almaty which houses SA Telcom under a long-term lease which expires in August, 2009. In Uzbekistan, we posses the right to occupy and utilize two floor, 650 square meters, of a building in central Tashkent which houses Buzton under a long-term lease which expires in September 2013.
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
     Our common stock has traded on the NASDAQ Global Select Market since September 30, 1999 under the symbol “GLDN”. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported on the NASDAQ Global Select Market.

	High	Low
2005:
First quarter	$31.25	$25.41
Second quarter	30.75	25.36
Third quarter	31.57	27.52
Fourth quarter	31.62	25.59

2006:
First quarter	$31.00	$27.01
Second quarter	32.00	21.73
Third quarter	31.89	22.09
Fourth quarter	47.56	30.49
          b) Holders
     As of March 12, 2007, there were approximately 20 holders of record of our common stock.
          c) Dividends
     During 2005, we paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for each year. During 2006, we paid three quarterly dividends of $0.20 per common share, for a total of $0.60 per common share for each year. We expect, subject to changes in our business, that a dividend will continue to be paid in the future. However, the Board of Directors reviews our policy on dividends periodically.
          d) Recent Sales of Unregistered Securities
     None
     For information regarding securities issued under our equity participation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plans Information”

Item 6. Selected Financial Data
     The following selected historical consolidated financial data at December 31, 2002, 2003, 2004, 2005 and 2006, and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. (the “Company”) which have been audited by Ernst & Young (CIS) Limited and Ernst & Young LLC, independent registered public accounting firms.
     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

	For the Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$198,727	$360,534	$583,978	$667,379	$854,617
Cost of revenues (excluding depreciation and amortization)	91,189	181,085	300,588	347,532	474,389
Gross margin	107,538	179,449	283,390	319,847	380,228
Selling, general and administrative (excluding depreciation and amortization)	46,147	64,384	112,855	119,890	152,808
Depreciation and amortization	29,961	45,334	74,999	84,015	100,209
Income (loss) from operations	31,430	69,731	95,536	115,942	127,211
Equity in earnings of ventures	4,375	4,687	278	460	1,867
Interest income (expense), net	(667)	(872)	559	1,677	631
Foreign currency gain (loss)	(1,174)	(232)	660	(1,212)	1,697
Minority interest	527	480	1,506	2,978	4,808
Provision for income taxes	4,627	17,399	30,744	37,816	40,417
Net income before cumulative effect of change in accounting principle	28,810	55,435	64,783	76,073	86,181
Cumulative effect of change in accounting principle	974	—	—	—	681
Net income	29,784	55,435	64,783	76,073	85,500
Net income per share before cumulative effect of change in accounting principle — basic	1.20	1.95	1.79	2.09	2.36
Cumulative effect of change in accounting principle	0.04	—	—	—	0.02
Net income per share — basic	1.24	1.95	1.79	2.09	2.34
Weighted average shares — basic	24,102	28,468	36,226	36,378	36,591
Net income per share before cumulative effect of change in accounting principle — diluted	1.17	1.90	1.77	2.08	2.35
Cumulative effect of change in accounting principle	0.04	—	—	—	0.02
Net income per share — diluted	1.21	1.90	1.77	2.08	2.33
Weighted average shares — diluted	24,517	29,107	36,553	36,605	36,717
Cash dividends per common share	—	—	0.80	0.80	0.60

	At December 31,
	2002	2003	2004	2005	2006
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,625	$65,180	$53,699	$67,176	$18,413
Property and equipment, net	166,121	283,110	347,891	407,907	552,341
Investments in and advances to ventures	721	251	742	10,889	11,886
Goodwill and intangible assets, net	127,669	248,843	247,570	243,129	297,084
Total assets	435,810	729,226	805,768	882,211	1,107,190
Long-term debt, including long-term capital lease obligations	29,732	3,963	1,738	2,367	1,620
Minority interest	2,187	2,722	11,738	19,693	31,263
Shareholders’ equity	311,506	584,279	626,381	675,103	817,176
     Refer to Note 5 to the Consolidated Financial Statements for descriptions of recent acquisitions that impact the comparability of financial information. Other less recent business combinations and information not disclosed in the footnotes were as follows:
     In August 2002, the Company acquired approximately 31% of Golden Telecom (Ukraine) (“GTU”) for cash consideration of approximately $5.2 million, including $3.7 million recorded as a liability, net of $0.3 million discount, determined at the rate of 6.11%. The acquisition was accounted for as a purchase business combination under US GAAP. The Company recorded approximately $1.8 million of contract-based customer relationship intangible assets that will be amortized over a period of approximately 5 years. There was no goodwill recorded as a result of this transaction.
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
     In August 2003, the Company completed the acquisition of 100% of OOO Sibchallenge (“Sibchallenge”), a telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an investment banking fee of $0.3 million paid to Belongers Limited, an affiliate of Alfa, a shareholder of the Company. The acquisition of Sibchallenge established GTI’s presence in the Krasnoyarsk region. In addition, Sibchallenge had numbering capacity and interconnect agreements. The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $11.2 million to telecommunications service contracts intangible assets. These identified intangible assets will be amortized over a period of 10 years. There was no goodwill recorded as a result of this transaction. The results of operations of Sibchallenge have been included in the Company’s consolidated operations since August 31, 2003.
     In December 2003, the Company completed the acquisition of 100% of the shares in OAO Comincom (“Comincom”) from Nye Telenor East Invest, pursuant to a Share Exchange Agreement. The total purchase price of approximately $195.3 million consisted of approximately $193.5 million in GTI’s common stock, representing 7,007,794 shares and direct transaction costs of approximately $1.8 million. The purchase consideration has been determined using the closing date of the transaction as December 1, 2003. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between November 26, 2003 and December 2, 2003, which was $27.61 per share.
     In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 141 and SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the years ended December 31, 2004, 2005, and 2006. This discussion should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 289 access points in Russia and other countries of the CIS as of December 31, 2006, a 12% increase from 259 access points as of December 31, 2005. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services (“BCS”) Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
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
     In 2006, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.
Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control. Described below are our acquisitions occurring in 2005 and 2006. Refer to Note 5 in the financial statements included in Item 8 of this report for more details about acquisitions occurring in 2004, 2005, and 2006.

     In March 2005, we completed the acquisition of a 75% ownership interest in Dicom LLC (“Dicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with this acquisition, we entered into a participants’ agreement which provided the seller with a put option that, if exercised, would require us to purchase the seller’s 25% interest at fair market value. The participants’ agreement provided us with a call option that, if exercised, would require the seller to sell after February 1, 2008, its 25% interest in Dicom at any time beginning after February 1, 2008, if Dicom’s valuation exceeds targeted levels by February 1, 2008.
     In September 2005, we completed the acquisition of 60% of Joint Venture Sakhalin Telecom Limited LLC (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for approximately $5.0 million in cash. As a result of this acquisition and combined with our previous ownership interest, we now own 83% of Sakhalin Telecom.
     In October 2005, we completed the acquisition of 100% of Antel Rascom Ltd., a British Virgin Islands company that owns a 49% interest in ZAO Rascom (“Rascom”), for approximately $10.0 million in cash. In November 2005, Antel Rascom Ltd., our wholly owned subsidiary, acquired an additional 5% of Rascom for approximately $1.1 million in cash, raising our total ownership interest to 54%. Although we now have a majority voting interest, we account for Rascom using the equity method due to certain participating rights of minority shareholders. Rascom has infrastructure and facilities in the Moscow and St. Petersburg regions and elsewhere in northwest Russia.
     In October 2005, we completed the acquisition of 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia for approximately $2.1 million in cash.
     In March 2006, we completed the acquisition of 70% ownership interest in ZAO Tatar Intellectual Communications (“Tatintelcom”), an Internet service provider (“ISP”) in the Russian Republic of Tatarstan, for approximately $4.0 million in cash.
     In April 2006, we completed the acquisition of 100% ownership interest in TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine, for approximately $3.8 million consisting of cash consideration of $3.4 million and $0.4 million recorded as a liability, to be settled in cash upon the satisfactory achievement of certain conditions.
     In June 2006, we completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million of cash consideration plus the assumption of $3.9 million of debt and other liabilities. We are currently engaged in litigation with a minority shareholder of Kubtelecom in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. We do not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, we may be forced to unwind the Kubtelecom acquisition.
     In August 2006, we completed the acquisition of 100% ownership interest in Telcom LLC (“Telcom”), a fixed line alternative operator in Nizhny Novgorod, Russia, for approximately $1.7 million in cash.
     In October 2006, we completed the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine, for approximately $7.5 million in cash. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $2.5 million to the seller. The loan is secured by a pledge of the remaining 25% interest in S-Line and matures in November 2010. We are currently engaged in regulatory dispute with the National Commission for Communication’s Regulation in Ukraine (“NCCR”) over the license for wireless broadband radio frequencies. We consider the reissuance of this license probable.
     In October 2006, we completed the acquisition of 100% ownership interest in ZAO Corus ISP (“Corus”), an ISP in Ekaterinburg, Russia, for approximately $1.2 million in cash.
     In February 2007, we completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”), which owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia, for approximately $49.7 million consisting of cash consideration of $38.6 million and $11.1 million to be settled in cash upon satisfactory achievement of certain conditions plus the assumption of up to $1.6 million debt. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $12.1 million to the seller. The loan is secured by a pledge of the 15% interest in Fortland and matures in April 2011. In conjunction with this transaction, we also entered into a put option agreement that, if exercised, would require us to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, we also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     On February 22, 2007, we entered into a stock purchase agreement to acquire a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”), an integrated provider of telecommunication and Internet services in Russia, for 8% of our common stock outstanding immediately following the closing, $10.0 million in cash plus the assumption of up to $9.0 million of debt.

Additionally, we shall refinance $45.0 million of debt that the seller owes to JSC Vneshtorgbank. The refinancing will be effected through an intercompany loan to Corbina. The closing of this acquisition is subject to the Russian Federal Anti-Monopoly Service approval.
     These acquisitions have enabled us to realize new opportunities in Russia and Ukraine by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure and digital video broadcast technology, and furthering our consumer markets strategy.
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. We have incurred approximately $4.7 million in USF charges for year ended December 31, 2006, which is recorded as part of cost of revenue. However, on February 28, 2006, the Constitutional Court of the Russian Federation ruled that the provisions of the Telecommunications Law relating to the USF charge do not comply with the Constitution of the Russian Federation and shall become null and void as of January 1, 2007, unless the Telecommunications Law is amended prior to that date. The Constitutional Court established that essential criteria for the charge, including the maximum rate and basis of calculation, must be established by legislative action and not by the administration. On December 29, 2006, the Russian President approved amendments to the Telecommunications Law setting forth essential criteria of the USF charge. These amendments became effective on January 1, 2007.
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We are required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. On June 29, 2006, we announced that we have entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. On January 29, 2007, we launched DLD/ILD services using our FTN. We believe that provision of DLD/ILD services will allow us to gain additional revenues from our international and domestic long distance operations.
     We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent OAO Svyazinvest (“Svyazinvest”) companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by the end of 2007. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the end-users. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. At present we continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.

     On March 6, 2007, Rossvyaznadzor warned EDN Sovintel LLC (“Sovintel”), our wholly owned Russian subsidiary, that it should remedy certain alleged violations in traffic routing. The allegation follows an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. During the inspection of Arctel, representatives of Rossvyaznadzor made thirty-nine test calls, all of which allegedly went through Sovintel’s network. Sovintel then tested and carried out a full analysis of the routing of these calls. Following Sovintel’s review, we determined that nineteen calls were not made through our network and that the twenty remaining calls were routed in accordance with existing regulations and Sovintel’s licenses. We have notified Rossvyaznadzor of the above findings and believe that we have not violated our licenses.
     In a letter dated December 20, 2006, several deputies of the State Duma, wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its FTN was operating under its previous licenses. We believe that we were acting in accordance with Russian regulations and legislation and it licenses.
     On October 19, 2005, the Russian government enacted the Rules on Price Establishment for Interconnection and Traffic Routing. These rules list interconnection services and traffic routing services provided by the incumbent operators that are subject to pricing regulation by the government. The effective utilization and implementation of the Russian long distance license is subject to the establishment of tariffs for interconnection and traffic routing services to be provided by incumbent Svyazinvest state-owned companies and other incumbent operators. The tariffs are paid by long distance operators to the incumbent local and zonal operators for each minute of long distance traffic that is carried such that all long distance operators are cross-subsidizing the local and zonal network of the incumbent operators. Such cross-subsidy will continue until January 1, 2008. By that date, the new pricing setting mechanisms and tariff re-balancing should be fully implemented. During the first half of 2006, in the absence of the regulated tariffs most of the incumbent operators, including all of Svyazinvest companies, imposed their own independently established tariffs on alternative long distance, zonal and local operators. However, on June 19, 2006, Rossvyaznadzor established the maximum limits for such tariffs. As a result, the incumbent operators are permitted to impose tariffs on alternative long distance, zonal and local operators within these established limits. Thus, effective July 1, 2006, tariffs for interconnection with the incumbent zonal operators decreased. To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006, we started construction of zonal networks in 12 regions of the Russian Federation. To date, we have completed construction of zonal networks in Moscow, St. Petersburg, Kaliningrad, Pskov, Samara and Sakhalin regions of Russia. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. However, in those regions where we have not completed construction of zonal networks, we will be required to act as an agent for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators. We are still analyzing these changes in settlements with zonal operators to determine the impact on our business.
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in 2006. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
     In February 2005, we received notice from OAO Vimpel Communications (“Vimpelcom”), our largest customer, that it was diverting a volume of traffic away from our network due to their preliminary interpretation of traffic routing regulations issued by the Russian Ministry of Telecommunications. However, in the third quarter of 2005, Vimpelcom traffic volumes were restored to their previous 2004 levels as a result of our discussions with Vimpelcom and clarification from the regulatory agencies. In April 2006, Vimpelcom received a DLD/ILD license. Vimpelcom is required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than December 12, 2007. However, until Vimpelcom completes all technical requirements and obtains formal commissioning by Rossvyaznadzor, we do not expect this carrier to reduce its traffic volumes with us.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the year ended December 31, 2006, we have recorded approximately $31.5 million in additional revenue. However, this increase in revenue was partially offset by approximately $21.2 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. In September 2006, this draft law was amended to make a USF charge in Ukraine effective January 1, 2008.
     In April 2006, the NCCR issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine that GTU does not currently cover. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 4 out of 22 regions.
     Effective July 15, 2006, the NCCR introduced new tariffs for provision of voice services to fixed line subscribers. As a result of the tariff re-balancing policy, the tariffs for local calls and monthly fees increased and tariffs for DLD/ILD calls decreased. Effective November 1, 2006, the NCCR continued the tariff re-balancing process by increasing the tariffs for local calls and monthly fees and by decreasing the tariffs for fixed-to-mobile calls. On October 28, 2006, the Verkhovna Rada approved the amendments to the Ukrainian Law on Telecommunications which changed the list of the telecommunication service tariffs subject to the public regulation. Under new regulation, tariffs for DLD/ILD calls were excluded from the public regulation. The amendments also exclude fixed-to-mobile calls from the public tariff regulation. As a result of these changes, we expect increased competition from the incumbent operators in DLD/ILD services market.
     Effective January 1, 2007, the NCCR introduced new interconnection settlement rules. During 2006, we paid fixed monthly fees for interconnection lines with other operators. However, under the new rules the settlements will be based on the actual volume of traffic. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
Other Developments
     Historically, our tariffs have been linked to the United States dollar (“USD”). Since early 2000 the Russian ruble (“RUR”) exchange rate against the USD has become relatively stable and has appreciated in 2005 and during 2006. In the second and the third quarters of 2006, Sovintel introduced semi-fixed USD — RUR exchange rate for settlements with the majority of its customers. This rate is effective only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. However, most of our direct competitors continue to link their prices to the USD payable at the CBR exchange rate, so when the RUR appreciates, their prices effectively become lower in the RUR terms in relation with our prices. As a result, if the RUR appreciates against USD so that the CBR exchange rate significantly differs from the fixed level, Sovintel may lower the fixed level in order to respond to the pricing pressure from its competitors. Following the introduction of the semi-fixed USD — RUR exchange rate for settlements with its customers, Sovintel introduced the same exchange rate mechanism for settlements with its employees related to salaries, bonuses and unused vacation accrual effective August 1, 2006.
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ Global Select Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to February 28, 2009 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ Global Select Market, exceeded $50.00 during any thirty day consecutive period, the CEO would be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs should be fully vested upon issuance. On February 8, 2007, our common stock achieved the $50.00 threshold and CEO was granted additional fully vested SARs in respect of 200,000 shares of our common stock. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and we shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees, of which 104,800 were forfeited by employees who left us during 2006. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”) at a share price which is the lower of: (i) the average between the high and low sales price per share of common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by us until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted were subject to performance vesting upon our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in our sole discretion. On February 22, 2007, our common stock achieved the $50.00 threshold and the performance vesting SARs became fully vested. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.

     In 2006, we granted SARs with respect to 177,000 shares of our common stock to senior management, of which 10,000 were forfeited by a senior manager who left us during 2006. The SARs were granted pursuant to the 2005 SAR Plan at the weighted-average exercise price of $27.94.
     We are currently reviewing our SARs program and investigating other forms of equity based compensation for our employees to decrease volatility of related expenses.
     During the fourth quarter of 2006, we revised our estimate of allowance for doubtful accounts to reflect changes in the business, recent historical collections experience and other currently available evidence. The change in accounting estimate increased net income for the year ended December 31, 2006 by approximately $2.4 million, net of tax (equivalent to $0.07 per common share — basic and $0.07 per common share — diluted).
     In the fourth quarter of 2006, we reversed a $2.6 million liability with a former shareholder because of the expiration of the statute of limitations.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 has continued throughout 2005 and into 2006. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with Vimpelcom. In addition, we have completed construction of the Oktyabrsky to Samara inter-city fiber optic link. This Oktyabrsky to Samara link is part of a larger fiber optic cable line that will run from Ufa to Saratov. We started construction of the Samara to Saratov link. We expect this part of the inter-city fiber optic cable line to be operational in the second quarter of 2007. We have completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. To date, we have invested approximately $28.0 million in these projects. In September 2006, we entered into agreement with Vimpelcom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by Vimpelcom. In addition, in 2007 we have started construction of the fiber optic link from Ufa to Perm, and from Samara to Uralsk in the northern part of Kazakhstan. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million in this and related backbone projects by the end of 2007.
     In Ukraine, we have started the construction of a national fiber optic network connecting 16 regional centers with cross border connections to Hungary and Poland. In February 2006, we completed construction of the fiber optic link between Uzhgorod and Lvov with connection to the Hungarian border. In June 2006, we completed construction of the fiber optic link from Lvov to Kiev through Lutsk, Rovno and Zhitomir. In October 2006, we completed construction of the link between Kiev and Kharkov through Chernigov and Sumy. We are currently installing equipment on the Kiev to Kharkov link. We expect that this STM-16 link will be operational in the second quarter of 2007.
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
     In October 2006, we launched a re-branding campaign with the new logo, color scheme and slogan “Achieve more!” The new brand is primarily targeted at retail customers and maintains various products under one “master” brand driving up general brand recognition and opportunities for cross-selling. Total costs for the campaign for the year ended December 31, 2006, were approximately $2.5 million.
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
     Our recently constructed FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones. We estimate that based on the existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force we will be able to capture at least 20% market share of the total DLD/ILD market in Russia by the end of 2010.
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
     As part of our broadband access strategy, we deployed one of the largest WiFi metropolitan networks in the world. Our WiFi network covers approximately 800,000 households in Moscow and consists of 6,700 WiFi access nodes. In the fourth quarter of 2006, we commenced the final stage of the network testing. More than 90,000 users have registered for the testing since the network became available in trial mode. On March 1, 2007, we launched commercial operations of our WiFi network in Moscow. To date, we have approximately 6,000 customers who use our paid WiFi services in Moscow. We plan to offer indoor and outdoor access to approximately one-third of the 3.9 million households in Moscow and to migrate our dial-up customers in Moscow onto a new WiFi platform. We estimate that with our wireless broadband access offering we will be able to capture 20% market share in Moscow or 300,000 to 400,000 subscribers by 2010. Following the acquisition of S-Line in October 2006, we intend to roll out wireless broadband network in Kiev and other regions of Ukraine. In addition, we plan to provide wireless broadband coverage in the biggest cities and areas such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent. We plan to continue the deployment of broadband and DSL in other selected regions. To date, we have over 1,300 DSL nodes installed with a combined capacity of approximately 60,000 ports and 33,000 customers using DSL services in Russia and in the CIS. We intend to expand our broadband strategy to be able to provide broadband Internet access, VoIP, digital television and mobile over broadband services to a wider consumer market. In April 2006, we began to provide broadband services based on FTTB technology in

Kiev with the coverage of approximately 24,000 households. We are in the process of rolling out a FTTB based network in Nizhny Novgorod which will cover approximately 250,000 households.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed at attracting high revenue customers and maintaining our corporate market share in Kiev and Odessa. Our recently acquired GSM-1800 radio frequency license for an additional 22 regions of Ukraine will also present new opportunities. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our fixed-mobile convergent (“FMC”) network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in Donetsk, Zaporozhye, and Ivano-Frankovsk. In the second quarter of 2007, we plan to complete network testing and launch commercial operations. In 2007, we plan to deploy the FMC network in an additional 19 regions of Ukraine. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed. We believe that with the launch of the FMC services we will be able to capture 5% of the Ukrainian mobile market by the end of 2010.
     The acquisition of Fortland enhances our broadband expansion strategy and will enable us to expand into the media market. Kolangon holds licenses to provide digital television services in Moscow and St. Petersburg. We also plan to apply for the licenses in other major cities of Russia. These licenses will be used to broadcast digital television channels with a higher quality of picture and to provide pay-per-view services using the Digital Video Broadcast — Terrestrial (“DVB-T”) standard in MPEG-4 coding. The combination of access to DVB-T technology with our wide geographical presence across Russia will provide us with a potential market of up to 11 million households in 22 major Russian cities with a population of 35 million people. The Fortland acquisition will enable us to deliver a Triple Play service package, including high speed Internet access, digital television with about 50 channels, and VoIP. We plan to begin deployment of DVB-T transmitters in the first half of 2007 in order to start broadcasting in the fourth quarter of 2007.
     The acquisition of Corbina, if consummated, will strengthen our position in the Moscow mass market and SMB/SOHO telecommunications market. To date, Corbina’s FTTB network covers approximately 2.6 million households in Moscow, St. Petersburg, Yaroslavl, Tula, and Kaluga. Corbina has approximately 170,000 broadband Internet customers. By the end of 2008, Corbina plans to achieve a subscriber base of more than 600,000 broadband subscribers. In addition, Corbina primarily targets SMB customers in the BCS segment, whereas we historically focused on the high-volume business customers. Corbina also provides mobile services in Moscow using its D-AMPS network. To date, Corbina has approximately 35,000 active high-usage customers. The Corbina acquisition will enable us to offer quadric-play products to the mass market as we bundle broadband Internet access, VoIP, internet protocol television (“IPTV”), and mobile virtual network (“MVN”) based services.
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
     Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers and installed. Under multiple-delivery contracts, involving a combination of product delivery, installation and maintenance, connection and service fees, revenues are recognized based on the relative fair value of the respective amounts. Elements are grouped if they are inseparable or objective evidence of fair value does not exist. Certain revenues, such as connection and installation fees, are deferred. We also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are periodically reassessed by us, and such reassessment may impact our future operating results. In determining the recording of revenue, estimates and assumptions are required in assessing the expected conversion of the revenue streams to cash collected. DLD/ILD and zonal revenues are recorded gross or net depending on the contractual arrangements with the end-users. We recognize DLD/ILD and zonal revenues from local operators net of payments to these operators for interconnection and agency fees when local operators establish end-user tariffs and assume credit risk.

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
     Goodwill and assessment of impairment; commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2006, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.
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
     Functional currency; prior to the third quarter of 2006, the functional currency for all of our foreign subsidiaries was the USD. In the second and the third quarters of 2006, Sovintel introduced a semi-fixed USD — RUR exchange rate for settlements with a majority of its customers. This rate is applicable if the official USD exchange rate set by the CBR is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, we re-evaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation", and determined that, beginning July 1, 2006, the functional currency of our subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of our subsidiaries domiciled in Russia on December 31, 2006, were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
     The change in functional currency resulted in a translated value for the opening (i) property and equipment, net, (ii) goodwill and (iii) intangible assets, net, that is approximately $35.6 million, $19.5 million, and $9.4 million higher, respectively, than the amounts reported on June 30, 2006, when the USD was the subsidiaries’ functional currency. This change in the carrying amount of property and equipment, goodwill and intangible assets has been reflected directly in shareholders’ equity as part of other comprehensive income. In addition, we recorded an opening deferred tax liability of $2.2 million and an opening minority interest of $1.3 million in association with the change in functional currency. The impact of the change in functional currency resulted in a $3.7 million increase in depreciation and amortization, a $1.3 million decrease in foreign currency gain, and a $1.8 million decrease in income taxes for the year ended December 31, 2006.
     Stock-based compensation; effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, re-measured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, "Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
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

     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $1.9 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.3 million for the year ended December 31, 2006. In addition, we recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.5 million, net of tax, for the year ended December 31, 2006, equivalent to $0.07 per common share — basic and $0.07 per common share — diluted, representing compensation expense in connection with SARs. Compensation expense recorded in connection with outstanding SARs was $19.5 million and a related tax benefit of $2.7 million for the year ended December 31, 2006. Compensation expense recorded in connection with outstanding stock options was negligible for the year ended December 31, 2006, because the stock options were primarily vested at December 31, 2005.
     The weighted-average fair value of SARs outstanding as of December 31, 2006 was $21.50 per SAR. As of December 31, 2006, there was $8.3 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.7 years.
     The impact of the adoption of SFAS No. 123R depends on, among other things, the price of our stock, as well as the assumptions used to value SARs granted, such as the volatility of our stock, risk-free interest rates, employee exercise patterns and forfeiture rates. The impact of additional SARs grant, if any, cannot be estimated at this time.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will adopt FIN No. 48 as of January 1, 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.
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
     According to Russian government estimates, inflation in Russia was 12% in 2004, 11% in 2005 and 9% in 2006. The Russian government expects inflation to be approximately 7% to 8% in 2007. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2006, compared to the Consolidated Results of Operations for the Year Ended December 31, 2005

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2006, compared to Consolidated Financial Position at December 31, 2005

•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2005, compared to the Consolidated Results of Operations for the Year Ended December 31, 2004

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2005, compared to Consolidated Financial Position at December 31, 2004

Consolidated Results — Consolidated Results of Operations for the Year Ended December 31, 2006, Compared to the Consolidated Results of Operations for the Year Ended December 31, 2005
Revenue
     Our revenue increased by 28% to $854.6 million for the year ended December 31, 2006 from $667.4 million for the year ended December 31, 2005. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Year	For the Year
	Ended December 31, 2005	Ended December 31, 2006
	(in millions)
REVENUE
Business and Corporate Services	$387.4	$487.2
Carrier and Operator Services	221.4	309.1
Consumer Internet Services	44.5	48.7
Mobile Services	14.1	9.6

TOTAL REVENUE	$667.4	$854.6
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Year	For the Year
	Ended December 31, 2005	Ended December 31, 2006
	(in millions)
REVENUE
Moscow	$436.6	$535.6
Northwest region of Russia	59.9	79.6
Other regions of Russia and CIS	122.9	185.9
Ukraine	73.8	82.3
Eliminations	(25.8)	(28.8)

TOTAL REVENUE	$667.4	$854.6
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 26% to $487.2 million for the year ended December 31, 2006 from $387.4 million for the year ended December 31, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 184,206 on December 31, 2005, to 253,133 on December 31, 2006, an increase of 37%.
     Revenue from the BCS division of Sovintel increased by 24% to $395.8 million for the year ended December 31, 2006, from $318.0 million for the year ended December 31, 2005. Sovintel BCS revenue increased by approximately $12.7 million in 2006 due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with the majority of its customers. In 2006, Sovintel recorded approximately $14.6 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by $46.4 million, or 19%, to $292.5 million in 2006 from $246.1 million in 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 77% in 2005 to approximately 74% of Sovintel’s total BCS revenue in 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. Additionally, we experienced a decrease in the competitive pressures affecting rates. In 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $3.4 million, or 180%, in between 2005 and 2006. These services now account for approximately $7.7 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2005	2006	% Change
BCS Moscow customer statistics on December 31:
Total clients	23,013	23,456	2%
Business centers	791	920	16%
Trade centers	68	94	38%
Hotels	48	53	10%
Direct inward dialing lines	127,000	138,000	9%
Ethernet / Metropolitan Ethernet Network connections	1,708	2,652	55%
High speed Internet active contracts	485	976	101%
     Sovintel regional BCS revenue increased by 44% to $103.3 million in 2006 from $71.9 million in 2005. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 23% in 2005 to approximately 26% of Sovintel’s total BCS revenue in 2006. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 24% to $49.8 million for the year ended December 31, 2006, from $40.1 million for the year ended December 31, 2005. This increase in revenue was due to a 21% increase in the minutes of use resulting from a 53% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 1% decrease in the average rate per minute of use per line per month due to more residential, SMBs, and regional customers in the client base, and traffic migration to mobile networks. In 2005, GTU began providing voice services to residential customers and had approximately 9,370 residential customers as of December 31, 2006, and 4,648 as of December 31, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine. Additionally, data and Internet revenue increased by approximately $4.5 million due to increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in 2006. Our revenue increased by approximately $5.3 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005 and by $4.5 million due to the acquisitions of Tatintelcom, TTK, Kubtelecom and Telcom in 2006. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 40% to $309.1 million for the year ended December 31, 2006, from $221.4 million for the year ended December 31, 2005. Our total number of contracts in this line of business grew by 31% to 2,388 as of December 31, 2006, from 1,827 as of December 31, 2005.
     Carrier and Operator Services revenue from Sovintel increased by 39% to $279.5 million for the year ended December 31, 2006, from $200.8 million for the year ended December 31, 2005. In Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower-margin traffic destined to CIS countries. We also observed significant increase in Internet traffic. During 2006 Sovintel recorded approximately $14.8 million of additional revenue related to the introduction of CPP. Sovintel carrier’s carrier revenue increased by approximately $0.7 million in 2006 due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with its customers. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities and continue to develop our network. Following the introduction of the new Interconnection Rules, we observed less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU increased by 9% to $21.5 million for the year ended December 31, 2006, from $19.7 million for the year ended December 31, 2005. Carrier’s carrier revenue increased due to a 62% increase in transit traffic from local operators following a decrease of rates to mobile networks and additional revenue from increased traffic volume from URS. This increase was partially offset by a decrease in the incoming international minutes of use due to increase in termination rates as a result of changes in VAT regulations.
     Carrier and Operator Services revenue increased by approximately $0.3 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and by $3.8 million due to the acquisitions of Tatintelcom and Kubtelecom in 2006.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 9% to $48.7 million for the year ended December 31, 2006, from $44.5 million for the year ended December 31, 2005. Consumer Internet Services revenue increased by approximately $2.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and by $0.5 million due to the acquisitions of Kubtelecom and Corus in 2006. Our revenue from consumer dial-up Internet decreased by approximately $1.3 million between 2005 and 2006. The average revenue per dial-up Internet subscriber decreased from $6.85 per month for the year ended December 31, 2005, to approximately $6.68 per month for the year ended December 31, 2006, the number of dial-up Internet subscribers decreased from 422,480 at December 31, 2005, to 401,098 at December 31, 2006. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. Offsetting the decrease in dial-up revenue was a $5.5 million increase in other consumer Internet products, such as consumer broadband, primarily from customers outside of Moscow. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services decreased by 32% to $9.6 million for the year ended December 31, 2006, from $14.1 million for the year ended December 31, 2005. The decline in revenue was primarily due to increased competition in the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of high usage contract subscribers. Active subscribers increased from 47,502 at December 31, 2005, to 48,448 at December 31, 2006, due to a decrease in churn of prepaid services subscribers following the introduction of the customer loyalty program. However, the average revenue per active subscriber decreased by 25% from approximately $22.73 per month to approximately $17.13 per month primarily due to a decrease in the average subscription fee and traffic revenue due to higher share of prepaid subscribers with lower usage compared to contract subscribers.
Expenses
     The following table shows our principal expenses for the years ended December 31, 2006 and December 31, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$165.7	$213.4
Carrier and Operator Services	145.7	218.4
Consumer Internet Services	29.9	37.4
Mobile Services	6.2	5.2

TOTAL COST OF REVENUE	347.5	474.4
Selling, general and administrative	119.9	152.8
Depreciation and amortization	84.0	100.2
Equity in earnings of ventures	(0.4)	(1.9)
Interest income	(2.3)	(1.2)
Interest expense	0.6	0.6
Foreign currency (gain)/ loss	1.2	(1.7)
Minority interest	3.0	4.8
Provision for income taxes	37.8	40.4
Cumulative effect of a change in accounting principle, net of tax	$—	$0.7
Cost of Revenue
     Our cost of revenue increased by 37% to $474.4 million for the year ended December 31, 2006 from $347.5 million for the year ended December 31, 2005.
     Business and Corporate Services. Cost of revenue from BCS increased by 29% to $213.4 million, or 44% of revenue, for the year ended December 31, 2006 from $165.7 million, or 43% of revenue, for the year ended December 31, 2005. We continue to maintain robust gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 30% to $173.9 million, or 44% of revenue, for the year ended December 31, 2006, from $133.6 million, or 42% of revenue, for the year ended December 31, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In 2006, Sovintel recorded approximately $6.5 million of additional costs related to the introduction of CPP, $0.8 million related to our SARs plans, and $0.7 million related to the introduction of fixed USD-RUR exchange rate for payroll related costs.
     Cost of revenue for the BCS division of GTU increased by 5% to $21.4 million, or 43% of revenue, for the year ended December 31, 2006, from $20.3 million, or 51% of revenue, for the year ended December 31, 2005. Cost of revenue decreased as a percentage of revenue primarily due to a decrease in the settlement rates for traffic termination to mobile networks according to the agreements with Ukrainian Mobile Communications (“UMC”) and Kyivstar GSM effective from the first quarter of 2006. Additionally, in October 2005, we started routing Internet traffic via our STM-4 channel to Frankfurt bypassing local incumbent operators and reducing Internet transmission costs.

     BCS cost of revenue increased by approximately $2.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and by $2.5 million due to the acquisitions of Tatintelcom, TTK, Kubtelecom and Telcom in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 50% to $218.4 million, or 71% of revenue, for the year ended December 31, 2006, from $145.7 million, or 66% of revenue, for the year ended December 31, 2005. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 50% to $207.8 million, or 74% of revenue, for the year ended December 31, 2006, from $138.7 million, or 69% of revenue, for the year ended December 31, 2005. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In 2006, Sovintel recorded approximately $13.7 million of additional costs related to the introduction of CPP, $0.6 million related to our SARs plans, and $0.4 million related to the introduction of fixed USD-RUR exchange rate for payroll related costs.
     Cost of revenue for the Carrier and Operator Services division of GTU decreased to $14.8 million, or 69% of revenue for the year ended December 31, 2006, from $15.5 million, or 79% of revenue for the year ended December 31, 2005. Cost of revenue decreased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a smaller portion of our total wholesale traffic in 2006. In addition, our transmission optimization program enabled us to reduce costs associated with the lease of trunk channels from other operators.
     Carrier and Operator Services cost of revenue increased by approximately $0.6 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and by $2.2 million due to the acquisitions of Tatintelcom and Kubtelecom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 25% to $37.4 million, or 77% of revenue, for the year ended December 31, 2006, from $29.9 million, or 67% of revenue, for the year ended December 31, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. We incurred approximately $2.6 million of origination fees for calls terminated to our dial-up Internet services network. In addition, network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
     Consumer Internet Services cost of revenue increased by approximately $1.8 million due to the acquisitions of Dicom, Sakhalin Telecom and Sochitelecom in 2005, and by $0.3 million due to the acquisitions of Kubtelecom and Corus in 2006.
     Mobile Services. Cost of revenue from Mobile Services decreased by 16% to $5.2 million, or 54% of revenue for the year ended December 31, 2006, from $6.2 million, or 44% of revenue for the year ended December 31, 2005. The increase in cost of revenue as a percentage of revenue is mainly due to additional payments for the frequencies received under the new GSM-1800 license and network costs related to the FMC network development.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 27% to $152.8 million, or 18% of revenue, for the year ended December 31, 2006, from $119.9 million, or 18% of revenue, for the year ended December 31, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $28.7 million, or 54%, primarily due to a $18.0 million charge recorded in 2006 related to our SARs plans, a $2.0 million additional charge recorded in 2006 related to introduction of fixed USD-RUR exchange rate for payroll related costs, and a 16% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. In the fourth quarter of 2006, we reversed a $2.6 million liability with a former shareholder because of the expiration of the statute of limitations. Additionally, in 2005, we reversed a $1.4 million accrued liability related to estimated payroll taxes recorded upon the acquisition of one of our Russian subsidiaries. Furthermore, in 2005, we recorded a $1.1 million charge for the revision of our estimate for unused vacation. Bad debt expense decreased by approximately $3.8 million compared to the year ended December 31, 2005, mainly due to the revision of our estimate for allowance for doubtful accounts. Taxes, other than income taxes, increased by $3.1 million between years due to an increase in property taxes and non-recoverable VAT. Our advertising costs increased by $5.3 million due to intensified marketing campaign of our new products and re-branding. The remaining $1.9 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 19% to $100.2 million for the year ended December 31, 2006, from $84.0 million for the year ended December 31, 2005. Depreciation expense increased by $13.9 million, or 21%, primarily due to depreciation on capital expenditures to further develop our network. Depreciation expense increased by $3.2 million due to the change in functional currency effective July 1, 2006. Amortization expense also increased by $2.3 million, or 12%, primarily due to amortization on intangible assets arising from acquisitions consummated in 2005 and 2006. Amortization expense increased by $0.5 million due to the change in functional currency effective July 1, 2006.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $1.9 million for the year ended December 31, 2006 from $0.4 million for the year ended December 31, 2005. The increase is mainly due to the acquisition of 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the year ended December 31, 2006, decreased to $1.2 million from $2.3 million for the year ended December 31, 2005. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense was $0.6 million for the year ended December 31, 2006, unchanged from the year ended December 31, 2005.
Foreign Currency Gain (Loss)
     Our foreign currency gain was $1.7 million for the year ended December 31, 2006, compared with a loss of $1.2 million for the year ended December 31, 2005. The increase in foreign currency gain is due to the combination of movements in exchange rates and change in functional currency effective July 1, 2006. The impact of the change in functional currency resulted in a $1.3 million decrease in foreign currency gain.
Minority Interest
     Our minority interest was $4.8 million for the year ended December 31, 2006, compared to $3.0 million for the year ended December 31, 2005. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2006, we acquired less than 100% of Tatintelcom and Kubtelecom.
Provision for Income Taxes
     Our charge for income taxes was $40.4 million for the year ended December 31, 2006, compared to $37.8 million for the year ended December 31, 2005. Our effective tax rate was 31% for the year ended December 31, 2006, down from 32% for the year ended December 31, 2005. Tax expense decreased by $1.8 million due to the change in functional currency effective July 1, 2006. We recognized approximately $2.2 million in additional tax expense in 2005 since we changed our valuation allowance for United States (“US”) deferred tax assets due to our reassessment of sources of future taxable income in the US. Refer to Note 11 in the financial statements included in Item 8 of this form 10-K for a reconciliation of our statutory tax rate to the effective tax rate.
Net Income and Net Income per Share
     Our net income for the year ended December 31, 2006 was $85.5 million, compared to a net income of $76.1 million for the year ended December 31, 2005.
     Our net income per share of common stock increased to $2.34 for the year ended December 31, 2006, compared to a net income per share of $2.09 for the year ended December 31, 2005. The increase in net income per share of common stock was due to the increase in net income partly offset by the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock, and an increase in the number of weighted average shares to 36,591,097 in the year ended December 31, 2006, compared to 36,378,175 in the year ended December 31, 2005. The increase in outstanding shares was a direct result of the employee stock option exercises and the issuance of restricted stock to certain members of management.
     Our net income per share of common stock on a fully diluted basis increased to $2.33 for the year ended December 31, 2006, compared to a net income per common share of $2.08 for the year ended December 31, 2005. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income partly offset by the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock, and an increase in the number of weighted average shares assuming dilution to 36,716,600 the year ended December 31, 2006, compared to 36,605,075 the year ended December 31, 2005.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at December 31, 2006, compared to Consolidated Financial Position at December 31, 2005
Accounts Receivable
     Accounts receivable increased by $56.0 million from $91.7 million at December 31, 2005, to $147.7 December 31, 2006, as a result of increased revenue when comparing the month of December 2006 with the month of December 2005, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules.
Intangible Assets
     Our intangible assets increased by $22.6 million from $93.9 million at December 31, 2005, to $116.5 million at December 31, 2006, due to a $10.5 million impact of the change in functional currency effective July 1, 2006, and as a result of additional intangible assets recorded upon the acquisitions of Tatintelcom, TTK, Kubtelecom and S-Line, and the purchase of additional numbering capacity, offset by amortization on continuing intangible assets of the consolidated subsidiaries.
Other Non-Current Liabilities
     Our other non-current liabilities increased by $2.3 million from negligible amount at December 31, 2005, to $2.3 million at December 31, 2006, as a result of the adoption of SFAS No. 123R related to accounting for share-based payments.
Minority Interest
     Our minority interest increased by $11.6 million from $19.7 million at December 31, 2005, to $31.3 million at December 31, 2005, due to a $1.8 million impact of the change in functional currency effective July 1, 2006, $4.8 million minority interest in earnings for the year ended December 31, 2006, and consolidation of recently acquired Tatintelcom, Kubtelecom and S-Line where our ownership interest is less than 100%.
Stockholders’ Equity
     Shareholders’ equity increased by $142.1 million from $675.1 million at December 31, 2005, to $817.2 million at December 31, 2006, as a result of our net income of $85.5 million offset by declaring and paying $22.0 million in dividends in the year ended December 31, 2006, and a $75.1 million impact of the change in functional currency effective July 1, 2006, recorded as accumulated other comprehensive income. Also, shareholders’ equity increased by $3.2 million due to stock option exercises and by $0.3 million due to vesting of restricted shares.
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

     Revenue from the BCS division of Sovintel increased by 16% to $318.0 million for the year ended December 31, 2005, from $273.1 million1 for the year ended December 31, 2004. BCS revenue in Moscow, our largest market, increased by $23.2 million, or 10%, to $246.1 million in 2005 from $222.9 million in 2004. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 82% in 2004 to approximately 77% of Sovintel’s total BCS revenue in 2005. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. In 2005, Moscow BCS revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. In 2005, we experienced significant growth in our data and Internet service offerings. Data and Internet services comprised approximately 38% of our total billings in 2005, up from 34% in 2004. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $1.2 million, or 34%, in between 2004 and 2005. These services now account for approximately $4.7 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

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
     Revenue from the BCS division of GTU increased by 39% to $40.1 million for the year ended December 31, 2005, from $28.8 million for the year ended December 31, 2004. This increase in revenue was due to a 61% increase in the number of serviced voice lines partially resulting from growth in residential customers and a 10% increase in the average rate per minute of use resulting from a change in traffic mix in favor of higher-rated traffic to mobile networks. Additionally, data and Internet revenue increased by approximately $4.3 million due to an increase in the number of ports in service. Partly offsetting these increasing factors was a 21% decrease in average minutes of use per line per month due to more residential, SMBs, and regional customers in the client base. In 2005, GTU began providing voice and Internet services to residential customers and had approximately 4,000 residential customers as of December 31, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine.
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
     Business and Corporate Services. Cost of revenue from BCS increased by 17% to $165.7 million for the year ended December 31, 2005 from $141.2 million for the year ended December 31, 2004. Cost of revenue as a percentage of revenue remained unchanged at 43% between the periods. We continue to maintain strong gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
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
     Career and Operator Services cost of revenue increased by approximately $0.9 million due to the acquisitions of ST-HOLDING, Balticom, and Buzton in 2004 and by $0.2 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 11% to $29.9 million, or 67% of revenue, for the year ended December 31, 2005, from $26.9 million, or 59% of revenue, for the year ended December 31, 2005. The increase in cost of revenue as a percentage of revenue was mainly the result of network costs not decreasing in line with revenue declines from dial-up Internet. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature.
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

compared to the year ended December 31, 2004, due to improved collections resulting from integrating Comincom into Sovintel’s operations late in 2004. Additionally, the reversal of a $1.4 million tax contingency accrual decreased payroll and other taxes in the first quarter of 2005. These decreasing factors were partly offset by expensing $1.8 million of capitalized acquisition costs in the year ended December 31, 2005, related to acquisition opportunities that we decided not to pursue. Furthermore, severance costs increased by approximately $0.8 million since we recorded approximately $2.2 million of charges in the second half of 2005 related to separation payments paid to our former Chief Operating Office, Chief Financial Officer, and other senior employees. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $8.2 million, or 14%, primarily due to a 7% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. Included in the increase in employee related costs is a $1.1 million charge recorded in the second quarter of 2005 for the revision of our estimate for unused vacation. The remaining $3.2 million net increase is the result of other office expenses increasing in line with the growth in our business.
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
Interest Income
     Our interest income for the year ended December 31, 2005, increased to $2.3 million from $1.1 million for the year ended December 31, 2004. The increase in interest income is due to increased cash balances held in interest bearing accounts and an increase in interest rates applicable to these accounts.
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
Other Non-Current Liabilities
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
Liquidity and Capital Resources
     The following table shows our cash flows for the years ended December 31, 2006, and December 31, 2005:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Year	For the Year
	Ended December 31, 2005	Ended December 31, 2006
	(in millions)
CASH FLOWS
Provided by operating activities	$174.3	$160.7
Used in investing activities	(133.1)	(201.1)
Used in financing activities	(27.3)	(9.8)
Effect of exchange rate changes	(0.4)	1.4

Net increase (decrease) in cash and cash equivalents	$13.5	$(48.8)
     Our cash and cash equivalents was $18.4 million and $67.2 million as of December 31, 2006, and December 31, 2005, respectively. Our total restricted cash was $0.2 million and $0.6 million as of December 31, 2006, and December 31, 2005, respectively. The restricted cash is maintained in connection with certain of our equity investee’s debt obligations as described below.
     Net cash provided by our operating activities decreased by $13.6 million to $160.7 million for the year ended December 31, 2006, from $174.3 million for the year ended December 31, 2005. This decrease in net cash inflows from operating activities at December 31, 2006, is mainly due to the effects of changes in the settlements with local operators following the introduction of the new Interconnection Rules and to the changes in Russian legislation related to VAT partially offset by increase in net income. As a result of the changes in the settlements with local operators, accounts receivable balances increased from December 31, 2005 to December 31, 2006, partially offset by increases in related accounts payable balances. Under the change, effective January 1, 2006, VAT is accounted for on an accrual basis rather than on a cash basis such that we must pay VAT prior to such time as we receive corresponding VAT payments from our customers. As a result of this change, VAT payable balances decreased from December 31, 2005 to December 31, 2006.
     During the year ended December 31, 2006, we received approximately $802.1 million in cash from our customers for services and we paid approximately $598.5 million to suppliers and employees. During the year ended December 31, 2005, we received approximately $662.9 million in cash from our customers for services and we paid approximately $449.0 million to suppliers and employees.
     We used cash of $201.1 million and $133.1 million for investing activities for the year ended December 31, 2006, and 2005, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $175.6 million for the year ended December 31, 2006, of which $8.6 million was related to purchases in 2005, and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $118.2 million for the year ended December 31, 2005.
     We used cash of $26.8 million, net of cash acquired, for the year ended December 31, 2006, for the acquisition of Tatintelcom, TTK, Kubtelecom, Telcom, S-Line and Corus. We used cash of $18.1 million for the year ended December 31, 2005, for the acquisition of Dicom, Sakhalin Telecom, Sochitelecom, Rascom and payment of a holdback amount related to the 2004 SP Buzton acquisition.
     For the year ended December 31, 2006, we received $3.2 million net proceeds from the exercise of employee stock options and for the year ended December 31, 2005, we received $1.4 million net proceeds from the exercise of employee stock options.

     We paid dividends of $22.0 million and $29.1 million during the year ended December 31, 2006 and 2005, respectively.
     We had working capital of $42.8 million as of December 31, 2006 and $79.1 million as of December 31, 2005. Our working capital ratio (current assets divided by current liabilities) was 1.23 as of December 31, 2006, and 1.60 as of December 31, 2005.
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
     Approximately half of the capital expenditures, or approximately 10-12% of our revenues, is necessary to sustain growth in line with the market growth rates and maintain, upgrade and develop existing infrastructure. To gain additional market share we expect to invest additional 9-10% of our revenues in new projects. We estimate that between 2007 and 2010 we will invest approximately 20% of our revenues in business development and construction of broadband networks. We expect capital expenditures to decline as percentage of revenues once the deployment of broadband networks is completed.
     In February 2007, we entered into a lease agreement with Eurotel LLC for STM-1 fiber optic capacity from Ufa to Krasnoyarsk. The lease has a term of five years and total payments of $9.8 million. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a loan of $9.8 million to the lessor. The loan matures in 2012.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from ZAO Citibank (“Citibank”), a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of December 31, 2006, for all these facilities, totaled $0.2 million was funded to our non-consolidated entities. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate (“LIBOR”) plus 1.0 percent per annum (equivalent to approximately 6.9%, on average for loans outstanding, at December 31, 2006) and mature in July 2007.
     In July 2006, GTU entered into one-year revolving credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). As of December 31, 2006, GTU had borrowed $3.9 under this credit facility. The credit facility carries interest at a rate equal to the between LIBOR plus 2% to 8.5%. The credit facility requires GTU to maintain accounts with Calyon in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In September 2006, Sovintel entered into a 90 day short-term revolving credit facility for up to $15.0 million with Citibank. As of December 31, 2006, Sovintel had borrowed $6.6 million under this credit facility. The credit facility carries interest at a rate equal to the LIBOR plus 1.0% per annum. The credit facility requires Sovintel to maintain accounts with Citibank in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to Sovintel’s accounts with Citibank in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In October 2006, Sovintel entered into short term, revolving, credit facility for up to 518,000,000 RUR, equivalent to $19.7 million, with ZAO International Moscow Bank (“IMB”), a related party. As of December 31, 2006, Sovintel had not borrowed funds under this facility. The credit facility carries interest at a rate equal to the Moscow Prime Offered Rate plus 3%. The credit facility requires Sovintel to maintain accounts with IMB in the currencies of the loan and ensure that the aggregate amount of deposits credited to Sovintel’s accounts with IMB is at least 150,000,000 RUR, equivalent to $5.7 million, for each interest period during the term of the credit facility.
     In January 2007, we entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which we, GTS Finance, Inc., our wholly-owned subsidiary, and Sovintel may borrow up to an aggregate of $275.0 million. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on us related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires us to meet various financial and non-financial covenants, including several restrictions related to financial condition.

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
     As of December 31, 2006, our credit ratings were as follows:

Credit Rating Agency	Rating	Outlook
Standard & Poor’s	BB	Stable
Moody’s	Ba3	Stable
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
     In 2007 and subsequent years, we may incur significant cash outlays to settle SARs granted in 2005 and first quarter of 2006 to our CEO, senior management, and other employees. The terms of these SARs are described in detail in the “Other developments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
     As of December 31, 2006, we had the following contractual obligations, including long-term debt arrangements, capital leases, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)
	(in thousands)
		Less	1 - 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$29	$—	$29	$—	$—
Capital lease obligations	2,583	876	1,707	—	—
Non-cancelable lease obligations	28,645	9,876	14,550	4,044	175
Purchase obligations (1)	75,485	27,985	31,163	10,976	5,361
Other long-term liabilities (2)	2,321	—	2,321	—	—

Total	$109,063	$38,737	$49,770	$15,020	$5,536

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures including our strategy of regional expansion; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) our competitive environment; (v) the future performance of consolidated and equity method investments; (vi) our intention to offer our services under the Golden Telecom brand; (vii) our business and growth strategy, including our strategy to develop into residential markets; (viii) our intentions to expand our fiber optic capacity, broadband capacity, including rollout of our FTTB network, and add transmission capacity; (ix) our intention to offer VoIP services; (x) our plans to migrate our products and services to a new generation network; (xi) our plans to expand into the media market; (xii) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xiii) our plans to deploy the FMC network and launch FMC services; (xiv) the deployment of our FTN and the effect of such deployment including expected increases in revenues from our DLD/ILD license, (xv) the impact of critical accounting policies, (xvi) application of the CBR exchange rate by Sovintel; and (xvii) the political, regulatory and financial situation in the markets in which we operate, including macroeconomic growth, the inflow of direct foreign investment and the effect of the Telecommunications Law and its supporting regulations, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, including our assessment of additional provisions, our ability to effectively deploy our FTN, our ability to develop our fiber optic, broadband and DSL strategies, including developing FTTB and VoIP services, our ability to deploy and integrate the technology necessary to migrate to a new generation network, our ability to offer services under our DLD/ILD and compete with others offering the same services, our ability to move into the media market and offer new services in that area, our ability to develop a FMC network in Ukraine and expand our mobile service offerings, our ability to integrate recently acquired companies into our operations, and the political, economic and legal environment in the markets in which the Company operates, including the impact of the new Telecommunications Law and its supporting regulations, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
          We are exposed to market risk from changes in foreign currency exchange rates. We do not currently use derivative financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk because the market for these types of financial instruments in Russia is not well developed and the cost of these instruments is relatively high. We do not hold or issue derivatives or other financial instruments for trading purposes.
          Prior to 2006, our principal sources of revenues were denominated primarily in USD. Because our expenses were also primarily denominated in USD, the impact on our results of RUR depreciation was insignificant.
          We shifted a substantial majority of our expenditures from USD to RUR. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the USD, rubles held in banks and other ruble-denominated assets and liabilities could fluctuate in line with any change in the value of the RUR. Prior to July 2006, changes in the value of our RUR denominated monetary assets and liabilities resulted in foreign currency gains or losses in our income statement. However, effective July 1, 2006 we determined that the functional currency of our subsidiaries domiciled in Russia is the RUR. Therefore, the financial statements of these subsidiaries are translated into USD using the current rate method and translation gains and losses are no longer included in net income, but are instead included as part of other comprehensive income.
          We can, however, provide no assurance that these measures will adequately protect us from the impact of currency fluctuations. A substantial decline in the value of the RUR against the USD could materially adversely affect our results of operations.
     Our cash and cash equivalents are held largely in interest bearing accounts, in USD, however we do have bank accounts denominated in RUR and Ukrainian hryvna. The book values of such accounts at December 31, 2006 and 2005 approximate their fair value.
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

							2006	2005
	2007	2008	2009	2010	2011	Thereafter	Total	Total
Cash equivalents	$18,413	$—	$—	$—	$—	$—	$18,413	$67,176

Note receivable	$2,879	$—	$—	$2,500	$—	$—	$2,879	$1,494
Average fixed rate	9.8%	—	—	10.0%	—	—	9.8%	7.0%

Long-term debt, including current portion
Variable rate	$12,305	$—	$—	$—	$—	$—	$12,305	$92
Average interest rate	10.5%	—	—	—	—	—	10.5%	—

     The following table provides information about our financial instruments by local currency and where applicable, presents such information in USD equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

								2006	2005
	2007	2008	2009	2010	2011		Thereafter	Total	Total
Assets
Current assets Russian rubles	$122,664	$—	$—	$—		$—	$—	$122,644	$73,463
Closing foreign currency exchange rate	26.33	—	—	—		—	—	—	—

Ukrainian Hryvna	$11,068	$—	$—	$—	$		$—	$11,068	$7,135
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$1,652	$—	$—	$—		$—	$—	$1,652	$1,267
Closing foreign currency exchange rate	127	—	—	—		—	—	—	—

Uzbekistan Soom	$1,948	$—	$—	$—		$—	$—	$1,948	$1,073
Closing foreign currency exchange rate	1,240	—	—	—		—	—	—	—

Liabilities
Current liabilities Russian rubles	$27,961	$—	$—	$—		$—	$—	$27,961	$21,528
Closing foreign currency exchange rate	26.33	—	—	—		—	—	—	—

Ukrainian Hryvna	$15,192	$—	$—	$—		$—	$—	$15,192	$3,696
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$35	$—	$—	$—		$—	$—	$35	$57
Closing foreign currency exchange rate	127	—	—	—		—	—	—	—

Uzbekistan Soom	$184	$—	$—	$—		$—	$—	$184	$156
Closing foreign currency exchange rate	1,240	—	—	—		—	—	—	—
     Our interest income and expense are most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash equivalents and short-term investments as well as interest paid on debt.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
GOLDEN TELECOM, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
GOLDEN TELECOM, INC.
Years Ended December 31, 2004, 2005 and 2006
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, in 2006 Golden Telecom, Inc. adopted the provisions of the Financial Accounting Standards Board’s Statement No. 123R, Share-Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Golden Telecom, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLC

Moscow, Russia March 15, 2007

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,176	$18,413
Accounts receivable, net of allowance for doubtful accounts of $27,327 and $25,224 at December 31, 2005 and 2006, respectively	91,709	147,719
VAT receivable	21,986	21,486
Prepaid expenses	8,083	11,371
Deferred tax asset	8,994	11,098
Other current assets	13,009	21,318

TOTAL CURRENT ASSETS	210,957	231,405

Property and equipment:
Telecommunications equipment	494,097	707,431
Telecommunications network held under capital leases	32,538	23,867
Furniture, fixtures and equipment	41,524	50,217
Other property	16,374	20,401
Construction in progress	70,470	103,190

	655,003	905,106
Accumulated depreciation	(247,096)	(352,765)

Net property and equipment	407,907	552,341
Goodwill and intangible assets:
Goodwill	149,249	180,539
Telecommunications service contracts, net of accumulated amortization of $32,009 as of December 31, 2005 and $49,450 as of December 31, 2006	67,357	69,983
Contract-based customer relationships, net of accumulated amortization of $18,241 as of December 31, 2005 and $28,578 as of December 31, 2006	18,608	13,526
Licenses, net of accumulated amortization of $3,182 as of December 31, 2005 and $4,295 as of December 31, 2006	3,994	22,653
Other intangible assets, net of accumulated amortization of $7,216 as of December 31, 2005 and $7,991 as of December 31, 2006	3,921	10,383

Net goodwill and intangible assets	243,129	297,084
Restricted cash	566	233
Other non-current assets	19,652	26,127

TOTAL ASSETS	$882,211	$1,107,190

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2005	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,404	$146,058
VAT Payable	17,190	2,725
Current capital lease obligations	1,941	753
Debt maturing within one year	65	12,305
Deferred revenue	16,799	21,634
Due to related parties	2,470	4,505
Other current liabilities	4,014	611

TOTAL CURRENT LIABILITIES	131,883	188,591

Long-term debt, less current portion	27	29
Long-term deferred tax liability	22,287	29,268
Long-term deferred revenue	30,878	36,951
Long-term capital lease obligations	2,340	1,591
Other non-current liabilities	—	2,321

TOTAL LIABILITIES	187,415	258,751

Minority interest	19,693	31,263

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2006)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,458,490 and 36,673,015 shares issued and outstanding at December 31, 2005 and 2006, respectively)	365	367
Additional paid-in capital	671,998	674,993
Deferred equity compensation	(455)	—
Retained earnings	3,195	66,744
Accumulated other comprehensive income	—	75,072

TOTAL SHAREHOLDERS’ EQUITY	675,103	817,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,211	$1,107,190

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2005	2006
REVENUE:
Telecommunication services	$581,521	$662,742	$846,740
Revenue from related parties	2,457	4,637	7,877

TOTAL REVENUE	583,978	667,379	854,617

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	300,588	347,532	474,389
Selling, general and administrative (excluding depreciation and amortization)	112,855	119,890	152,808
Depreciation and amortization	74,999	84,015	100,209

TOTAL OPERATING EXPENSES	488,442	551,437	727,406

INCOME FROM OPERATIONS	95,536	115,942	127,211

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	278	460	1,867
Interest income	1,131	2,295	1,211
Interest expense	(572)	(618)	(580)
Foreign currency gain (loss)	660	(1,212)	1,697

TOTAL OTHER INCOME	1,497	925	4,195

Income before minority interest and income taxes	97,033	116,867	131,406

Minority interest	1,506	2,978	4,808
Income taxes	30,744	37,816	40,417

Income before cumulative effect of a change in accounting principle	64,783	76,073	86,181

Cumulative effect of a change in accounting principle, net of tax of $52	—	—	681

NET INCOME	$64,783	$76,073	$85,500

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$1.79	$2.09	$2.36
Cumulative effect of a change in accounting principle	—	—	0.02

Net income per share – basic	$1.79	$2.09	$2.34

Weighted average common shares outstanding – basic	36,226	36,378	36,591

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$1.77	$2.08	$2.35
Cumulative effect of a change in accounting principle	—	—	0.02

Net income per share – diluted	$1.77	$2.08	$2.33

Weighted average common shares outstanding – diluted	36,553	36,605	36,717

Cash dividends per share	$0.80	$0.80	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2004	2005	2006
OPERATING ACTIVITIES
Net income	$64,783	$76,073	$85,500
Adjustments to reconcile net income to Net Cash Provided by Operating Activities:
Depreciation	56,818	65,329	79,219
Amortization	18,181	18,686	20,990
Equity in earnings of ventures	(278)	(460)	(1,867)
Minority interest	1,506	2,978	4,808
Foreign currency (gain) loss	(660)	1,212	(1,697)
Deferred tax benefit	(4,606)	(3,815)	(3,825)
Bad debt expense	10,065	7,967	4,128
Stock appreciation rights compensation expense	—	—	19,475
Cumulative effect of a change in accounting principle, net of tax of $52	—	—	681
Other	(41)	1,223	52
Changes in assets and liabilities:
Accounts receivable	(22,964)	(10,316)	(55,960)
Accounts payable and accrued expenses	26,288	4,295	27,730
VAT, net	66	(88)	(13,800)
Other assets and liabilities	(3,974)	11,222	(4,665)

NET CASH PROVIDED BY OPERATING ACTIVITIES	145,184	174,306	160,769

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(114,649)	(118,170)	(175,598)
Acquisitions, net of cash acquired	(15,522)	(18,085)	(26,778)
Restricted cash	(7)	446	333
Other investing	1,705	2,743	924

NET CASH USED IN INVESTING ACTIVITIES	(128,473)	(133,066)	(201,119)

FINANCING ACTIVITIES
Repayments of debt	(950)	(253)	(643)
Proceeds from debt	—	—	11,621
Contribution from minority partner	—	3,840	—
Net proceeds from exercise of employee stock options	4,895	1,435	3,154
Cash dividends paid	(28,998)	(29,119)	(21,951)
Other financing	(3,385)	(3,210)	(1,954)

NET CASH USED IN FINANCING ACTIVITES	(28,438)	(27,307)	(9,773)

Effect of exchange rate changes on cash and cash equivalents	246	(456)	1,360

Net increase (decrease) in cash and cash equivalents	(11,481)	13,477	(48,763)
Cash and cash equivalents at beginning of year	65,180	53,699	67,176

CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,699	$67,176	$18,413

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005, and 2006
(In Thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-In	Equity	(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Compensation	Deficit)	Income	Equity
Balance at December 31, 2003	35,948	$359	$663,464	$—	$(79,544)	$—	$584,279
Exercise of employee stock options	374	4	4,775	—	—	—	4,779
Sale of 20% of Golden Telecom (Ukraine) (see Note 17)	—	—	1,538	—	—	—	1,538
Cash dividends paid	—	—	—	—	(28,998)	—	(28,998)
Net income	—	—	—	—	64,783	—	64,783

Balance at December 31, 2004	36,322	$363	$669,777	$—	$(43,759)	$—	$626,381
Issuance of restricted shares	27	1	771	(772)	—	—	—
Compensation expense	—	—	—	317	—	—	317
Exercise of employee stock options	109	1	1,450	—	—	—	1,451
Cash dividends paid	—	—	—	—	(29,119)	—	(29,119)
Net income	—	—	—	—	76,073	—	76,073

Balance at December 31, 2005	36,458	$365	$671,998	$(455)	$3,195	$—	$675,103
Adoption of SFAS 123R – adjustment to remove unearned compensation	—	—	(455)	455	—	—	—
Cancellation of restricted shares	(8)	—	—	—	—	—	—
Issuance of restricted shares	8	—	—	—	—	—	—
Compensation expense	—	—	298	—	—	—	298
Exercise of employee stock options	215	2	3,152	—	—	—	3,154
Cash dividends paid	—	—	—	—	(21,951)	—	(21,951)
Comprehensive income:
Foreign currency translation adjustment, net of tax of $2,181	—	—	—	—	—	75,072	75,072
Net income	—	—	—	—	85,500	—	85,500

Comprehensive income	—	—	—	—	—	—	160,572

Balance at December 31, 2006	36,673	$367	$674,993	$—	$66,744	$75,072	$817,176

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Business Operations
     Golden Telecom, Inc. (“GTI” or the “Company”) is a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). The Company offers voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 289 combined access points in Russia and other countries of the CIS. The Company offers mobile services in Kiev and Odessa in Ukraine. GTI was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.’s (“GTS”) operating entities within the CIS and supporting non-CIS holding companies (the “CIS Entities”). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company’s initial public offering which closed on October 5, 1999.
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
Sale of Subsidiary Stock
     The Company recognizes gains in the consolidated statement of operations for sales of subsidiary stock where the value of the proceeds can be objectively determined and realization of the gain is reasonably assured. The Company accounts for sales of subsidiary stock where the value of the proceeds can not be objectively determined or realization of the gain is not reasonably assured as an equity transaction in the Company’s consolidated financial statements. Once the accounting treatment of the gain or loss on issuance of shares by a specific entity has been determined, the Company consistently follows that treatment for all future issuances of shares by that particular subsidiary.
Foreign Currency Translation
     Prior to the third quarter of 2006, the functional currency for all of the Company’s foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, EDN Sovintel LLC (“Sovintel”), the Company’s wholly-owned Russian subsidiary, introduced a semi-fixed USD – Russian ruble (“RUR”) exchange rate for settlements with the majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the semi-fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the semi-fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, the Company reevaluated the functional currency criteria under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of the Company’s subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of the Company’s subsidiaries domiciled in Russia on December 31, 2006, were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The change in functional currency resulted in a translated value for the July 1, 2006 (i) property and equipment, net, (ii) goodwill and (iii) intangible assets, net, that is approximately $35.6 million, $19.5 million, and $9.4 million higher, respectively, than the amounts reported on June 30, 2006, when the USD was the subsidiaries’ functional currency. This change in the carrying amount of property and equipment, goodwill and intangible assets has been reflected directly in shareholders’ equity as part of other comprehensive income. In addition, the Company recorded a related deferred tax liability of $2.2 million and a related minority interest of $1.3 million in association with the change in functional currency. The impact of the change in functional currency resulted in a $3.7 million increase in depreciation and amortization, a $1.3 million decrease in foreign currency gain, and a $1.8 million decrease in income taxes for the year ended December 31, 2006.
     The functional currency of the Company’s remaining foreign subsidiaries is the USD because a majority of their revenues, costs, property and equipment purchased, debt and trade liabilities is either priced, incurred, payable or otherwise measured in USD.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the year ended December 31, 2006, as a result of the change in functional currency total comprehensive income included, in addition to net income, the effect of translating RUR denominated financial statements of the Company’s subsidiaries domiciled in Russia into the Company’s reporting currency, in accordance with SFAS No. 52.
     Comprehensive income comprises the following:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net income, as reported	$64,783	$76,073	$85,500
Foreign currency translation adjustment, net of tax of $2,181	—	—	75,072

Comprehensive income	$64,783	$76,073	$160,572

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
Accounts Receivable
     Accounts receivable are shown at their net realizable value which approximates their fair value. The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s accounts receivable aging. The allowance for doubtful accounts is estimated by applying estimated loss percentages against the aging of accounts receivable. Bad debt expense for the years ended December 31, 2004, 2005 and 2006 was $10.1 million, $8.0 million and $4.1 million, respectively.
Inventories
     Inventories, which are classified as other current assets, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Property and Equipment
     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment, and three to five years for furniture, fixtures and equipment, and five to twenty years for other property, or their contractual term. Spare parts held for stand-by use are depreciated over the estimated useful life of the related equipment. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. The Company has included in property and equipment, capitalized leases in the amount of $32.5 million and $23.9 million at December 31, 2005 and 2006, respectively, with associated accumulated depreciation of $17.7 million and $10.4 million as of December 31, 2005 and 2006, respectively. Amortization of assets recorded under capital leases is included with depreciation expense for the years ended December 31, 2004, 2005, and 2006.
Goodwill and Intangible Assets
     Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses. Beginning January 1, 2002, goodwill has been identified as an indefinite lived asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly amortization of goodwill ceased as of that date. Intangible assets, which are stated at cost, consist principally of telecommunications service contracts, contract based customer relationships, licenses, software and content and are amortized on a straight-line basis over the lesser of their estimated useful lives, generally five to ten years, or their contractual term. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits.
Goodwill Impairment Assessment
     Goodwill is reviewed annually, as of the beginning of the fourth quarter, for impairment or whenever it is determined that impairment indicators exist. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If a goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. No such losses were recognized in the three years ended December 31, 2004, 2005 and 2006.
Long-Lived Assets Impairment
     Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No such losses were recognized in the three years ended December 31, 2004, 2005 and 2006.
Income Taxes
     The Company accounts for income taxes using the liability method required by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements, as well as the expected tax benefits of net operating loss carryforwards which are expected to be realized. Additionally SFAS No. 109 requires that a valuation allowance must be established when it is more like than not that all or a portion of deferred tax assets will not be realized. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are intended to be reinvested in those operations permanently. In the case of non-consolidated entities, where the Company’s partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenue Recognition
     The Company records as revenue the amount of telecommunications and Internet services rendered, as measured primarily by the minutes of traffic processed and the time spent online using our Internet services. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. The Company also defers up front connection fees which are recognized over the estimated life of the customer. The Company recognizes revenue from equipment sales when title to the equipment passes to the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer. Domestic Long Distance/International Long Distance (“DLD/ILD”) and zonal revenues are recorded gross or net depending on the contractual arrangements with the end-users. The Company recognizes DLD/ILD and zonal revenues from local operators net of payments to these operators for interconnection and agency fees when local operators establish end-user tariffs and assume credit risk. Revenues are stated net of any value-added taxes charged to customers.
     The Company has deferred connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue related to connection fees will be recognized over the estimated life of the customer, which is five years in the Business and Corporate Services division and Operator and Carrier Services division and eighteen months for the customers in the Mobile Services division. The total amount of deferred connection fees revenue was $47.7 million and $55.3 million as of December 31, 2005 and 2006, respectively. The total amount of capitalized direct incremental costs related to connection fees was $11.5 million and $13.0 million as of December 31, 2005 and 2006, respectively.
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 2004, 2005 and 2006 were $4.7 million, $4.4 million and $9.7 million, respectively.
Government Pension Funds
     The Company contributes to the local state pension funds and social funds, on behalf of all its CIS employees. In Russia, all social contributions, including contributions to the pension fund, are made through a unified social tax (“UST”) calculated by the application of a regressive rate from 26% to 2% to the annual gross remuneration of each employee which was 35.6% to 2% before January 1, 2005. In 2004, the Company allocated UST to three social funds, including the pension fund, where the rate of contributions to the pension fund varied from 28% to 2%, respectively, depending on the annual gross salary of each employee. Starting from January 1, 2005, the Company allocates UST to the three social funds, including the pension fund, where the rate of contribution to the pension fund varies from 20% to 2%. The contributions are expensed as incurred.
Off Balance Sheet Risk and Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts and notes receivable. Of the $18.4 million of cash and cash equivalents held at December 31, 2006, $4.7 million was held in the United States (“US”) in US financial institutions. The remaining balance is being principally maintained in US-owned banks and local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts. The Company generally does not require collateral to extend credit to its customers.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The effect of applying SFAS No. 123 on the reported net income and net income per share for the years ended December 31, 2004 and 2005 are as follows:

	Year Ended December 31,
	2004	2005
	(in thousands, except
	per share data)
Net income, as reported	$64,783	$76,073
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,922	620

Pro forma net income	$62,861	$75,453

Net income per share:
Basic – as reported	$1.79	$2.09
Basic – pro forma	1.74	2.07
Diluted – as reported	1.77	2.08
Diluted – pro forma	1.72	2.06
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, remeasured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R until January 1, 2006 for calendar year companies.
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
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $1.9 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.3 million for the year ended December 31, 2006. In addition, the Company recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.5 million, net of tax, for the year ended December 31, 2006, equivalent to $0.07 per common share – basic and $0.07 per common share – diluted, representing compensation expense in connection with SARs (see Note 10). Compensation expense recorded in connection with outstanding SARs was $19.5 million and a related tax benefit of $2.7 million for the year ended December 31, 2006. Compensation expense recorded in connection with outstanding stock options was negligible for the year ended December 31, 2006, because the stock options were primarily vested at December 31, 2005.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidation of Variable Interest Entities
     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed VIEs. Therefore the adoption of FIN No. 46R did not have an impact on the financial position or results of operations.
Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, and short- and long-term debt approximate their fair value. At December 31, 2005 and 2006, the Company held no debt at fixed rates.
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
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such accounting changes are currently contemplated.
Changes in Accounting Estimates
     Prior to the second quarter of 2005, the Company recorded estimates for unused vacation based on the average salary levels for the Company’s employees and total days of unused vacation of employees. During the second quarter of 2005, the Company revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of the Company’s obligations for unused vacation. The change in accounting estimate decreased net income for the years ended December 31, 2005 by approximately $1.3 million, net of tax, including the associated payroll taxes, (equivalent to $0.04 per common share – basic and $0.04 per common share – diluted).
     During the fourth quarter of 2006, the Company revised its estimate of allowance for doubtful accounts to reflect changes in the business, recent historical collections experience and other currently available evidence. The change in accounting estimate increased net income for the year ended December 31, 2006 by approximately $2.4 million, net of tax (equivalent to $0.07 per common share – basic and $0.07 per common share – diluted).

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Use of Estimates in Preparation of Financial Statements
     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the US, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, fair values used in goodwill impairment evaluations, and valuations of liabilities established as of the date of business acquisitions, including certain long-term contractual obligations. Actual results could differ from these estimates.
Comparative Figures
     Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.
Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN No. 48 as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial condition and results of operations.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial position or results of operations.
Consideration of Effects of Prior Year Misstatements
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s results of operations, financial position or cash flows.
Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03 (“EITF No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 become effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-03 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3: Net Income Per Share
     Basic earnings per share at December 31, 2004, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2004, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the years ended December 31, 2004 and 2005 was 10,000 stock options and for the year ended December 31, 2006 was zero stock options.
     The components of basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Net Income	$64,783	$76,073	$85,500

Weighted average shares outstanding of:
Common stock	36,226	36,378	36,591

Dilutive effect of:
Employee stock options	327	227	126

Common stock and common stock equivalents	36,553	36,605	36,717

Net Income per share:
Basic	$1.79	$2.09	$2.34

Diluted	$1.77	$2.08	$2.33

Note 4: Goodwill and Intangible Assets
     Amortization expense for intangible assets for the years ended December 31, 2004, 2005 and 2006 was $18.2 million, $18.7 million and $21.0 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2007 — $20.3 million, 2008 — $18.4 million, 2009 — $13.2 million, 2010 — $12.5 million and 2011 — $12.2 million. The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

		As of December 31, 2005		As of December 31, 2006
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$99,366	$(32,009)	$119,433	$(49,450)
Contract-based customer relationships	5 years	36,849	(18,241)	42,104	(28,578)
Licenses	10 years	7,176	(3,182)	26,948	(4,295)
Other intangible assets	6 years	11,137	(7,216)	18,374	(7,991)

Total		$154,528	$(60,648)	$206,859	$(90,314)

     The changes on the carrying amount of goodwill for the years ended December 31, 2005 and 2006, respectively, are as follows:

	Business
	&	Carrier &	Consumer
	Corporate	Operator	Internet
	Segment	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2004	$86,824	$59,430	—	$146,254
Goodwill related to acquisitions	1,563	302	1,130	2,995

Balance as of December 31, 2005	$88,387	$59,732	$1,130	$149,249
Goodwill related to acquisitions	6,215	420	1,456	8,091
Other	(133)	(35)	(717)	(885)
Foreign currency translation adjustment (see Note 2)	12,983	11,011	90	24,084

Balance as of December 31, 2006	$107,452	$71,128	$1,959	$180,539

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
     In September 2005, the Company completed the acquisition of 60% of OOO Joint Venture Sakhalin Telecom Limited (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for $5.0 million in cash. As a result of this acquisition and combined with the Company’s previous ownership in Sakhalin Telecom, the Company now owns 83% of Sakhalin Telecom. In October 2005, the Company acquired 100% of Sochitelecom, a fixed line alternative operator in the Krasnodar region of Russia, for approximately $2.1 million in cash. The results of Sakhalin Telecom have been included in the Company’s consolidated operations since September 30, 2005. The results of Sochitelecom have been included in the Company’s consolidated operations since October 31, 2005.
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.1 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $1.5 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.3 million has been assigned to Carrier and Operator Services reportable segment and approximately $6.3 million has been assigned to Consumer Internet Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to Alfa, a related party. In September 2005, the Company expensed approximately $0.8 million in external legal, financial and consulting fees related to another acquisition, which the Company decided not to pursue.
Acquisitions in 2006
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
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $4.8 million to right of way intangible assets which will be amortized over a weighted average period of approximately 10 years.
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
     In June 2006, the Company completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million of cash consideration, plus the assumption of $3.9 million of debt and other liabilities. The Company has consolidated the financial position of Kubtelecom from June 30, 2006. However, given the proximity of the acquisition to the Company’s quarter end, consolidation of Kubtelecom’s results of operations commenced from July 1, 2006. See Note 12 concerning litigation in association with the acquisition of Kubtelecom.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.5 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 10 years and $0.6 million to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.7 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. Approximately $3.0 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.4 million has been assigned to Carrier and Operator Services reportable segment, and approximately $0.3 million has been assigned to Consumer Internet Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
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
     In July 2006, the Company paid $7.5 million in cash for the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine, which closed in October 2006. The acquisition of S-Line was accounted for as an asset purchase of telecommunication licenses through a VIE. In conjunction with this transaction, the Company also entered into an agreement whereby the Company provided a secured loan of $2.5 million to the seller with interest at 10% per annum. The loan is secured by the pledge of the remaining 25% interest in S-Line and matures in November 2010 and is recorded in other non-current assets. See Note 12 concerning a regulatory dispute in association with the acquisition of S-Line.
     In October 2006, the Company completed the acquisition of 100% ownership interest in ZAO Corus ISP (“Corus”), an ISP in Ekaterinburg, Russia, for approximately $1.2 million of cash consideration.
     The Company’s financial statements reflect the allocation of the purchase price, and as such, the Company has assigned approximately $1.2 million to goodwill which is not deductible for the tax purpose. This goodwill has been assigned to Consumer Internet Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisition. The goodwill will be tested for impairment at least annually.
     Pro-forma operating results assuming all of the above business combinations had occurred as of the beginning of 2004 would not be materially different from the results of operations as presented in the accompanying consolidated financial statements.
Note 6: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%. Refer to Note 5 for further discussion on the accounting for the Company’s 54% investment in Rascom.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The components of the Company’s investments in and advances to ventures are as follows:

	December 31,
	2005	2006
	(in thousands)
Equity in net assets acquired	$11,565	$13,448
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,095)	(1,355)
Cash advances and other	(894)	(1,520)

Total investments in and advances to ventures	$10,889	$11,886

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
     The Company’s approximately 23% in MCT Corp. (“MCT”) no longer qualifies for accounting under the equity method because the majority ownership of MCT is concentrated among a small group of shareholders who operate MCT without regard to the views of the Company and because the Company has attempted to obtain more financial information than is currently available to MCT’s other shareholders and is unable to obtain such information.
Note 7: Supplemental Balance Sheet Information

	December 31,
	2005	2006
	(in thousands)
Other current assets consist of:
Inventory	$5,310	$7,682
Notes receivable	1,494	379
Interest receivable	4	120
Due from related parties	703	1,227
Taxes receivable	549	6,466
Other current assets	4,949	5,444

Total other current assets	$13,009	$21,318

Other non-current assets consist of:
Notes receivable	$—	$2,500
Investments in and advances to ventures	10,889	11,886
Deferred tax asset	2	1,139
Other non-current assets	8,761	10,602

Total other non- current assets	$19,652	$26,127

Accounts payable and accrued expenses consists of:
Accounts payable	$60,043	$78,799
Accrued compensation	11,322	33,367
Accrued other taxes	3,132	3,717
Accrued access and network services	12,196	27,734
Other accrued expenses	2,711	2,441

Total accounts payable and accrued expenses	$89,404	$146,058

Note 8: Debt Obligations and Capital Leases
     The Company paid interest of $0.6 million, $0.6 million and $0.5 million in 2004, 2005 and 2006, respectively.
     Some of the Company’s operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a $22.7 million back-to-back, seven-year credit facility from a ZAO Citibank (“Citibank”). Under this facility, the Company provides full cash collateral, held in London and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to the Company’s Russian registered ventures. In a second, similar facility, the Company provides full cash collateral for a $10.0 million short term back-to-back, revolving, credit facility from the same bank for the Company’s larger Russian operating companies. The funding level as of December 31, 2006 for all these facilities totaled $0.2 million, of which none was funded to the Company’s consolidated subsidiaries and $0.2 million was funded to the Company’s affiliates. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate (“LIBOR”) plus 1.0 percent per annum (equivalent to approximately 6.9%, on average for loans outstanding, at December 31, 2006) and mature in July 2007.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In September 2006, Sovintel entered into a 90 day short term revolving credit facility for up to $15.0 million with Citibank. As of December 31, 2006, Sovintel has borrowed $6.6 million under this credit facility. The credit facility carries interest at a rate equal to the LIBOR plus 1.0% per annum (equivalent to approximately 6.4% at December 31, 2006). The credit facility requires Sovintel to maintain accounts with Citibank in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to Sovintel’s accounts with Citibank in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In October 2006, Sovintel entered into short-term revolving credit facility for up to 518,000,000 RUR, equivalent to $19.7 million, with ZAO International Moscow Bank (“IMB”), a related party. As of December 31, 2006, Sovintel has not borrowed funds under this facility. The credit facility carries interest at a rate equal to the Moscow Prime Offered Rate plus 3% (equivalent to approximately 8.8% at December 31, 2006). The credit facility requires Sovintel to maintain accounts with IMB in the currencies of the loan and ensure that the aggregate amount of deposits credited to Sovintel’s accounts with IMB is at least 150,000,000 RUR, equivalent to $5.7 million, for each interest period during the term of the credit facility.
     In July 2006, Golden Telecom (Ukraine) (“GTU”), the Company’s subsidiary in Ukraine entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). As of December 31, 2006, GTU had borrowed $3.9 million under this credit facility. The credit facility carries interest at a rate equal to LIBOR plus 2% for the loans denominated in USD and at prevailing bank’s offered rate plus a margin of 2% for the loans denominated in Ukrainian hryvna (equivalent to approximately 15.6%, on average for loans outstanding, at December 31, 2006). The credit facility requires GTU to maintain accounts with Calyon in the currency of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 50% of the aggregate amount of monthly sales at least within the terms of credit facility agreement.
     In August 2005, the Company entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years with total payments of $4.1 million over the term of the lease. The lease is classified as a capital lease in the balance sheet.
     The following table presents minimum lease payments under capital leases:

Lease payments
(in thousands)
2007	$876
2008	742
2009	631
2010	334

2,583
Less: amount representing interest	239

Total principal payments	$2,344

Note 9: Shareholders’ Equity
Common Stock
     In August 2005, the Company issued 27,000 restricted shares of the Company’s common stock, par value $0.01 per share, to senior management of the Company. These restricted shares gradually vest over three years.
     At December 31, 2006, there were 10,286 unvested restricted shares of the Company’s common stock. Unvested restricted shares of 1,907 relate to restricted shares issued to senior management of the Company in August 2005. The remaining 8,379 unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2006 and vest after one year.
     The Company’s outstanding shares of common stock increased by 109,000 shares and 215,097 shares in the years ended December 31, 2005 and 2006, respectively, issued in connection with the exercise of employee stock options. The Company has reserved 1,008,019 shares of common stock for issuance to certain employees and directors in connection with the 1999 Equity Participation Plan.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Preferred Stock
     On May 17, 2000, the Company’s shareholders authorized 10 million shares of preferred stock, none of which have been issued.
Deferred Equity Compensation
     As required in accordance with the adoption of SFAS No. 123R, during 2006 the Company reversed $0.5 million of unearned compensation.
Dividends
     During 2005, the Company paid four quarterly dividends of $0.20 per common share, for a total of $0.80 per common share for the year. The total amount paid by the Company was $29.1 million.
     During 2006, the Company paid three quarterly dividends of $0.20 per common share, for a total of $0.60 per common share for the year. The total amount paid by the Company was $22.0 million.
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
     The fair value of options granted under the Option Plan in 2004 are estimated to be $14.59 per common share and in 2005 are estimated to be $13.44 per common share on the date of grant using the Black Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2005
Risk free interest rate	4.39%	3.86%
Dividend yield	3.0%	3.0%
Expected life (years)	3.0	3.0
Volatility	95%	88%
     There were no options granted under the Option Plan in 2006.
     Additional information with respect to stock options activity is summarized as follows:

	Year Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	904,272	$13.48	517,013	$14.18	373,012	$14.31
Options granted	5,000	26.61	2,500	26.32	—	—
Options exercised	(374,396)	12.76	(109,000)	13.31	(215,097)	14.66
Options expired	—	—	(12,500)	20.88	—	—
Options forfeited	(17,863)	12.00	(25,001)	14.00	—	—

Outstanding at end of year	517,013	14.18	373,012	14.31	157,915	13.82

Options exercisable at end of year	448,818	$14.07	369,817	$14.22	157,915	$13.82

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     All stock options outstanding at December 31, 2006 were exercisable. The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding and Exercisable
		Weighted
		Average
	Number	Remaining
	Outstanding	Contractual	Intrinsic
Exercise Prices	and	Life	Value
at December 31, 2006:	Exercisable	(In Years)	(In thousands)
$12.00	103,997	4.5	$3,623
15.63	38,918	2.8	1,215
19.45	10,000	1.4	274
26.32	2,500	3.4	51
26.61	2,500	2.4	51

	157,915		$5,214

     In September 2005, the Company granted SARs to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company until each such relevant date. The SARs shall be fully vested if there is a change in control. If, prior to February 28, 2009 and during the CEO’s period of employment with the Company, the average closing stock price of one share of the Company’s common stock on the NASDAQ Global Select Market exceeded $50.00 during any thirty day consecutive period, the CEO would be granted SARs for an additional 200,000 shares of the Company’s common stock at the CEO Granting Share Price, which SARs should be fully vested upon issuance. On February 3, 2007, the Company’s common stock achieved the $50.00 threshold and CEO was granted additional fully vested SARs in respect of 200,000 shares of the Company’s common stock. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and the Company shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     The Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”), which are approved by the Company’s Board of Directors, permit the grant of SARs to the Company’s senior management and employees. SAR awards are granted at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted were subject to performance vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. On February 22, 2007, the Company’s common stock achieved the $50.00 threshold and the performance vesting SARs became fully vested. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees, shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year Ended
December 31, 2006
Weighted-average volatility	42.5%
Expected dividend yield	1.7%
Expected term	0.12 – 4.75 years
Risk-free rate	4.7%
     A summary of activity under the SAR Plans, including the CEO SARs, as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	177,000	27.94
SARs exercised	(20,200)	28.15
SARs expired	—	—
SARs forfeited	(114,800)	28.91

Outstanding at December 31, 2006	1,293,800	29.05	$23,007

Exercisable at December 31, 2006	233,217	$28.63	$4,247
     The weighted-average fair value of SARs outstanding as of December 31, 2006 was $21.50 per SAR. As of December 31, 2006, there was $8.3 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.7 years.
Note 11: Income Taxes
     The components of income before income taxes and minority interest were as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Pretax income (loss):
Domestic	$(4,853)	$(8,405)	$(11,176)
Foreign	101,886	125,272	142,582

	$97,033	$116,867	$131,406

     The following is the Company’s significant components of the provision for income taxes attributable to continuing operations:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Domestic – current	$—	$—	$—
Domestic – deferred	(373)	2,234	—
Foreign – current	35,350	41,630	44,242
Foreign – deferred	(4,233)	(6,048)	(3,825)

	$30,744	$37,816	$40,417

     The Company paid income taxes of $36.1 million, $41.4 million and $43.4 million in 2004, 2005 and 2006, respectively.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     US taxable income or losses recorded are reported on the Company’s consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS’ US net operating loss carry-forwards (“NOLs”) in 1999. As of December 31, 2006, the Company has NOLs for US federal income tax purposes of approximately $15.4 million expiring in fiscal years between 2019 through 2026. In 2005, the Company recorded a full valuation allowance for NOLs for US federal income tax purposes of $4.7 million. The Company also has NOLs for Cyprus tax purposes of approximately $22.9 million that do not expire. However, the Company has also recorded a full valuation allowance for Cyprus NOLs since it does not anticipate recognizing taxable income in Cyprus.
     The reconciliation of the US statutory federal tax rate of 35.0% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006
Tax expense at US statutory rates	(35.0)%	(35.0)%	(35.0)%
Non-deductible expenses	(7.3)	(4.8)	(4.7)
Foreign exchange differences	0.2	(0.3)	0.2
Different foreign tax rates	11.4	11.9	11.9
Change in valuation allowance	0.0	(4.2)	(2.4)
Other permanent differences	(1.0)	0.0	(0.8)

Tax expense	(31.7)%	(32.4)%	(30.8)%

     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company’s deferred tax assets and liabilities:

	December 31,
	2005	2006
	(in thousands)
Deferred Tax Assets:
Net operating loss carry-forwards	$5,581	$6,242
Accrued expenses	3,314	10,034
Deferred revenue	11,056	13,940
Intangible assets	2,595	2,359
Fixed assets	761	294
Other deferred tax assets	1,789	3,046
Valuation allowance	(8,441)	(11,550)

Total deferred tax asset	$16,655	$24,365

Deferred Tax Liabilities:
Accrued revenue	$—	$693
Deferred expenses	2,812	3,129
Intangible assets	21,337	26,606
Fixed assets	5,500	9,172
Other deferred tax liabilities	299	1,817

Total deferred tax liability	$29,948	$41,417

Net deferred tax liability	$(13,293)	$(17,052)

     The following table presents the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006 attributable to different tax paying components in different tax jurisdictions:

	December 31,
	2005	2006
	(in thousands)
Deferred Tax Assets:
US tax component	$—	$—
Foreign tax component	16,655	24,365

Total deferred tax asset	$16,655	$24,365

Deferred Tax Liability:
US tax component	$—	$—
Foreign tax component	29,948	41,417

Total deferred tax liability	$29,948	$41,417

Net deferred tax liability	$(13,293)	$(17,052)

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 12: Commitments and Contingencies
Leases
     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to eight years. Rental expense for operating leases aggregated $6.5 million, $9.8 million, and $12.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.
     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2006, are as follows: 2007 — $9.9 million, 2008 — $5.9 million, 2009 — $5.4 million, 2010 — $3.2 million, 2011 — $2.6 million, and thereafter — $1.6 million.
Other Commitments and Contingencies
     The Company has future purchase commitments of $75.5 million as of December 31, 2006, which primarily includes equipment, interconnect and satellite transponder capacity.
     In the ordinary course of business, the Company has issued financial guarantees on debt for the benefit of certain of its non-consolidated ventures, which is all collateralized by cash as described in Note 8. The Company expects that all the collateralized debt will be repaid by the ventures.
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2005 and 2006. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on February 1, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $1.9 million for the years ended December 31, 2002 and 2003. On February 16, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. The court ruled in favor of the Company by dismissing the tax inspectorate’s claim in three instances. The tax inspectorate did not appeal this decision. The Company considers it probable that it will receive a refund in the amount of $1.6 million previously paid to the tax inspectorate in regard to this claim.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. The preliminary court hearing was held on November 8, 2006. The Company expects that the first instance court decision will take place in April 2007. Currently, the Company does not consider an unfavorable outcome probable for this claim. In October 2006, IMB, a related party, provided a bank guarantee for up to 518,000,000 RUR, equivalent to $19.7 million, for Sovintel’s obligation in connection with this claim.
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of VAT relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the $21.9 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the year ended December 31, 2006 is assessed as being up to $13.0 million. Should the Russian tax inspectorate assert such claim, the Company believes it has meritorious defenses to successfully dispute such claim and defend its position in court. However, due to the fact that court cases on such matters are appearing for the first time, the expected outcome of such cases is currently unclear.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In March 2005, the Company reversed a $2.0 million accrued liability related to estimated taxes, including $0.6 million related to income taxes. This accrued liability was recorded upon the acquisition of one of the Company’s Russian subsidiaries. Management has concluded that the probability of this accrued liability arising in the future is remote due to the expiry of Russian regulatory statutes of limitations for any potential tax claims from the Russian tax inspectorate. The net effect of the reversal of this accrued liability was $1.4 million reduction in selling, general and administrative expenses in the year ended December 31, 2005, and $0.6 million reduction in intangible assets for the portion associated with income tax at December 31, 2005.
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
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. While some of the supporting regulations to implement the Telecommunications Law have not been enacted, the Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance / international long distance (“DLD/ILD”), zonal, and local operators. Under this new structure, end-users will have the right to choose a long-distance operator and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective May 3, 2005, calculated as 1.2% of revenue from services provided to customers, excluding interconnection and other operators’ traffic routing revenue. The Company incurred approximately $2.6 million in Russian Federation USF charges for May through December 2005 and approximately $4.7 million in Russian Federation USF charges for the year ended December 31, 2006 which is recorded in cost of revenue.
     On May 31, 2005, the Company received a DLD/ILD license in Russia valid until May 31, 2012. The Company is required under the license to begin providing services and fulfil the network requirements specified in the Interconnection Rules not later than May 31, 2007. The Company has constructed a Federal Transit Network (“FTN”) in compliance with the Telecommunications Law and the DLD/ILD license. On December 15, 2006, the Ministry of Information Technologies and Communications of the Russian Federation granted the Company access codes to operate the Company’s FTN.
     In a letter dated December 20, 2006, several deputies of the State Duma, wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its FTN was operating under its previous licenses. The Company believes that it was acting in accordance with Russian regulations and legislation and it licenses.
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
     The Company is currently engaged in a regulatory dispute with the NCCR over the license, recorded at $13.3 million, for broadband radio frequencies. The Company considers the reissuance of this license probable.
Note 13: Related Party Transactions
     Revenue and cost of revenue with the Company’s equity investees, Alfa, OAO Rostelecom (“Rostelecom”), and Telenor, significant shareholders of the Company, were as follows, for the years ended December 31:

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2004	2005	2006
	(in thousands)
Revenue from equity investees	$116	$363	$779
Revenue from Rostelecom	404	646	1,953
Revenue from Telenor	139	470	593
Revenue from Alfa	1,798	3,158	4,552

	$2,457	$4,637	$7,877

Cost of revenue from equity investees	4,798	3,038	7,867
Cost of revenue from Rostelecom	25,809	23,979	33,721
Cost of revenue from Telenor	332	605	367
Cost of revenue from Alfa	56	—	—

	$30,995	$27,622	$41,955

     Accounts receivable and accounts payable with the Company’s Alfa, Rostelecom, and Telenor, significant shareholders of the Company, were as follows, at December 31:

	2005	2006
	(in thousands)
Accounts receivable from Rostelecom	$35	$440
Accounts receivable from Telenor	195	107
Accounts receivable from Alfa	473	681

	$703	$1,228

Accounts payable from Rostelecom	2,402	4,441
Accounts payable from Telenor	68	57
Accounts payable from Alfa	—	7

	$2,470	$4,505

     The Company maintains bank accounts with Alfa, which acts as one of the clearing agents for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2005 and 2006. In addition, certain of the Company’s Russian subsidiaries maintain current accounts with Alfa. The amounts on deposit were $0.2 million at December 31, 2005 and $0.3 million at December 31, 2006.
     The Company maintains bank accounts with IMB. The spouse of the Company’s President is a member of the Executive Board of Directors of IMB. The amounts on deposit were approximately $2.6 million at December 31, 2005 and $1.1 million at December 31, 2006.
     In 2003, the Company incurred approximately $0.3 million in advisory fees from Alfa in relation to the acquisition of Sibchallenge. In addition, in 2003 the Company incurred approximately $0.1 million in advisory fees from Alfa in relation to a potential acquisition that was subsequently withdrawn from the market. In 2005, the Company expensed approximately $0.1 million in advisory fees from Alfa in relation to a potential acquisition opportunity the Company decided not to pursue.
     The Company purchased consulting services from Alfa in the amount of $0.7 million and $0.5 million in the years ended December 31, 2005 and 2006, respectively.
     In December 2003, the Company entered into a one year agreement with Alfa to provide the Company with property and equipment liability insurance. The amount payable under this agreement was approximately $0.2 million. The Company extended this agreement until February 2005 and in February 2005, the Company entered into a one year agreement with Alfa, to provide the Company with property and equipment liability insurance. The amount payable under this agreement is approximately $0.4 million. In 2006, the Company has entered into various agreements with Alfa to provide the Company with property and equipment liability insurance expiring in 2007. The amount payable under these agreements is approximately $0.4 million.
     A member of the Company’s Board of Directors is a relative of the general director of two Russian based telecommunications services providers. The Company received revenue from these two telecommunications services providers in the amount of $5.3 million, $5.1 million and $6.9 million for the years ended December 31, 2004, 2005 and December 31, 2006, respectively and incurred costs to these two telecommunications services providers in the amount of approximately $1.9 million, $1.3 million and $1.3 million in the years ended December 31, 2004, 2005 and December 31, 2006, respectively. At December 31, 2005, the Company had accounts receivable of approximately $0.9 million and zero accounts payable with these two telecommunications services providers. At December 31, 2006, the Company had accounts receivable of approximately $3.4 million and accounts payable of $0.3 million with these two telecommunications services providers.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 14: Segment Information
Line Of Business Data
          The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of business for the years ended December 31, 2004, 2005 and 2006, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)

Year Ended December 31, 2004

Revenue from external customers	$324,814	$198,027	$45,515	$15,808	$—	$584,164	$583,978	$(4,710)	$4,524
Intersegment revenue	—	1,016	—	—	(1,016)	—	—	—	—
Operating income (loss)	72,345	28,637	2,159	4,729	(11,756)	96,114	95,536	(578)	—
Identifiable assets	435,276	261,424	57,732	5,693	49,562	809,687	805,768	(3,919)	—
Capital expenditures	80,107	33,223	4,920	1,025	178	119,453	118,101	(1,352)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Year Ended December 31, 2005

Revenue from external customers	$387,532	$222,904	$44,484	$14,103	$—	$669,023	$667,379	$(4,449)	$2,805
Intersegment revenue	—	52	—	—	(52)	—	—	—	—
Operating income (loss)	102,415	27,894	(1,322)	3,523	(16,268)	116,242	115,942	(300)	—
Identifiable assets	494,266	323,278	67,511	2,855	21,759	909,669	882,211	(27,458)	—
Capital expenditures	89,386	32,879	8,360	367	132	131,124	130,775	(349)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Year Ended December 31, 2006

Revenue from external customers	$487,970	$318,698	$48,744	$9,599	$—	$865,011	$854,617	$(18,074)	$7,680
Intersegment revenue	—	42	—	—	(42)	—	—	—	—
Operating income (loss)	125,543	31,574	(7,999)	722	(18,514)	131,326	127,211	(4,115)	—
Identifiable assets	611,275	428,684	107,966	14,543	(20,677)	1,141,791	1,107,190	(34,601)	—
Capital expenditures	105,291	45,542	21,626	13,069	95	185,623	179,772	(5,851)	—

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of December 31, 2004, 2005 and 2006 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Year ended December 31, 2004
Revenue	$522,018	$64,455	$(2,495)	$583,978
Long-lived assets	563,856	27,995	11,116	602,967

Year ended December 31, 2005
Revenue	$593,640	$73,816	$(77)	$667,379
Long-lived assets	611,788	44,801	14,092	670,681

Year ended December 31, 2006
Revenue	$766,169	$81,819	$6,629	$854,617
Long-lived assets	780,737	78,381	16,434	875,552
Note 15: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Year Ended December 31,
	(in thousands)
	2004	2005	2006
Amounts payable in connection with business acquisitions	$400	$885	$378
Capitalized leased assets	—	3,580	—
Note 16: Long Term Incentive Bonus Program
     In July 2004, the Board of Directors of the Company adopted a Long Term Incentive Bonus Program (“LTIBP”) for senior management of the Company, effective as of January 1, 2004. In February 2006, the Board of Directors of the Company discontinued the LTIBP effective January 1, 2005. Accordingly, in the fourth quarter of 2005 the Company recorded a reduction in compensation expense of $1.8 million. During the year ended December 31, 2005 the Company did not record any expense associated with the LTIBP. The Company has not granted any shares under the LTIBP.
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
Note 18: Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Revenues	$156,465	$165,509	$169,930	$175,475
Access and network services (excluding depreciation and amortization)	79,997	86,191	88,345	92,999
Gross Margin	76,468	79,318	81,585	82,476
Selling, general and administrative (excluding depreciation and amortization)	27,586	28,828	30,967	32,509
Net income	20,027	19,767	18,395	17,884
Net income per share(1)- basic	0.55	0.54	0.51	0.49
Net income per share(1)- diluted	0.55	0.54	0.50	0.49

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006 (2)(3)
	(in thousands, except per share data)
Revenues	$178,140	$196,968	$228,717	$250,792
Access and network services (excluding depreciation and amortization)	93,393	105,608	128,153	147,235
Gross Margin	84,747	91,360	100,564	103,557
Selling, general and administrative (excluding depreciation and amortization)	33,881	33,569	37,505	47,853 (4)
Net income	18,785	22,645	24,229	19,841
Net income per share(1)-basic	0.52	0.62	0.66	0.54
Net income per share(1)- diluted	0.51	0.62	0.66	0.54

(1)	The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	The operating results for the fourth quarter of 2006 include the impact of a $3.1 million change in estimate with respect to the Company’s allowance for doubtful accounts.

(3)	The operating results for the fourth quarter of 2006 include the impact of $2.6 million due to the reversal of liabilities to a former shareholder because of the expiration of the statute of limitations.

(4)	Includes SARs expense of $13.8 million.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 19: Subsequent Events
     In January 2007, GTI and two wholly-owned subsidiaries, GTS Finance, Inc. (“GFI”) and Sovintel entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement establishes an unsecured credit facility under which the Company, GFI, and Sovintel may borrow up to an aggregate of $275.0 million. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement carries interest at LIBOR plus 1.5% per annum for the first twenty-four months and LIBOR plus 2.0% per annum thereafter.
     In February 2007, the Company completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”), which owns Kolangon-Optim LLC, an early-stage digital video broadcast enterprise in Russia, for approximately $49.7 million consisting of cash consideration of $38.6 million and $11.1 million to be settled in cash upon satisfactory achievement of certain conditions plus the assumption of up to $1.6 million debt. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of $12.1 million to the seller. The loan is secured by a pledge of the 15% interest in Fortland and matures in April 2011. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In February 2007, Sovintel and GTI entered into a Stock Purchase Agreement (“SPA”) with Inure Enterprises Ltd. (“Inure”) and Rambert Management Limited (“Rambert”) to acquire the 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”). Inure owns 99% of the issued and outstanding shares Corbina. As of the closing date, Rambert shall be the owner of 1% of Corbina. Upon closing Inure will receive $10.0 million in cash and will be issued GTI common stock such that Inure will hold 8% of the outstanding common shares of GTI immediately following the closing. GTI and Inure have also entered into a Registration Rights Agreement. The transaction is conditioned upon, among other things, the receipt of all necessary regulatory approvals in Russia. Additionally, prior to the closing, Sovintel shall refinance up to $45.0 million of debt out of the approximately $90.0 million of debt that Inure owes to JSC Vneshtorgbank. The refinancing will be effected through a loan to Corbina from the Company. The Company expects to close this acquisition in the second half of 2007.
     In March 2007, Sovintel responded by letter to Rossvyaznadzor concerning allegations by Rossvyaznadzor of improper routing of traffic by Sovintel. Rossvyaznadzor is the Russian government agency responsible for the control and supervision of information technology and communications. Rossvyaznadzor had warned Sovintel that it should remedy certain alleged violations in traffic routing, following an inspection by Rossvyaznadzor of certain telephone calls of an independent operator. Following the warning, Sovintel conducted its own investigation of the calls and determined that many of the calls were not made through its network and, of those calls that did go through its network, all were routed in accordance with existing regulations and Sovintel’s license.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLC, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Golden Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Golden Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Golden Telecom, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLC
Moscow, Russia
March 15, 2007

ITEM 9B. Other Information

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 (other than the information required by Item 406 of Regulation S-K) is incorporated herein by reference to the section entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for our 2007 Annual Meeting of Shareholders that we will file by April 30, 2007.
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
ITEM 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” of our proxy statement for our 2007 Annual Meeting of Shareholders that we will file by April 30, 2007.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated herein by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” of our proxy statement for our 2007 Annual Meeting of Shareholders that we will file by April 30, 2007.
     The information with respect to Item 201(d) of Regulation S-K as of December 31, 2006 is as follows:
Equity Compensation Plan Information
     The following table provides information on securities that were authorized for issuance under equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)).
Equity compensation plan approved by security holders	357,915	$22.19	853,271

Total	357,915		853,271

Please refer to Note 10 – “Stock Option and Stock Appreciation Rights Plans” of the Audited Financial Statements contained within this document, for a description of our equity compensation plans.
ITEM 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” of our proxy statement for our 2007 Annual Meeting of Shareholders that we will file by April 30, 2007.
ITEM 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated herein by reference to the section entitled “Ratification of Appointment of Auditors” of our proxy statement for our 2007 Annual Meeting of Shareholders that we will file by April 30, 2007.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
1.	Financial Statements
The following consolidated financial statements of the Company are included as part of this document:
▪	Report of Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets as of December 31, 2005 and 2006

▪	Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

▪	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

▪	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2005 and 2006

▪	Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules
We have furnished Schedule II – Valuation and Qualifying Accounts on Page 114.
All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.
b) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791)).

3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 12, 2005).

4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).

10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).

10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).

10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

10.4	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).

Exhibit
Number	Description of Exhibit
10.5	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.6(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).

10.6(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).

10.7(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).

10.7(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).

10.8	EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).

10.9	Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).

10.10	Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).

10.11	Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.12	Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).

10.13	Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Financial Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).

10.14*	Employment agreement between Golden Telecom, Inc. and Ilya Smirnov, Vice President, Acting General Counsel and Corporate Secretary.

10.15*	Schedule of Compensation Arrangements with Directors.

10.16	Facility Agreement, dated January 25, 2007, entered into by Golden Telecom, inc., GTS Finance, Inc., and EDN Sovintel LLC with Lenders, Citibank N.A. London Branch and ING Bank N.W. as mandated lead arrangers and Citibank International plc as agent. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 25, 2007).

10.17	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises Ltd., and Rambert Management Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 22, 2007).

10.18	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 22, 2007).

10.19	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated February 22, 2007).

10.20	Share Purchase Agreement, dated December 15, 2006, by and between SFMT-CIS, Inc. and Belmark Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 15, 2006).

10.21	Share Option Agreement, dated December 15, 2006, by and between SFMT-CIS, Inc., Navic Consulting Ltd., and Belmark Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated December 15, 2006).

10.22	Loan Agreement, dated December 15, 2006, by and between GTS Finance, Inc. and Navic Consulting Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated December 15, 2006).

10.23	Pledge and Security Agreement, dated December 15, 2006, by and between GTS Finance, Inc., Fortland Limited, and Navic Consulting Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated December 15, 2006).

21.1*	List of subsidiaries of Golden Telecom, Inc.

23.1*	Consent of Ernst & Young LLC, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 16th day of March 2007.

GOLDEN TELECOM, INC.
(Registrant)

By:	/s/ BORIS SVETLICHNY

Name:	Boris Svetlichny
Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ MICHAEL D. WILSON

Name:	Michael D. Wilson
Title:	Vice President and Corporate Controller
(Principal Accounting Officer)
     We, the undersigned officers and directors of Golden Telecom, Inc. hereby severally constitute and appoint, Boris Svetlichny, Ilya Smirnov and Michael Wilson and each of them singly, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, in each case, with our names and on our behalf in our capacities as officers and directors to enable Golden Telecom, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said annual report on Form 10-K and any and all amendments thereto.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated

Signature	Title	Date

/s/ JEAN-PIERRE VANDROMME Jean-Pierre Vandromme	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ PETER AVEN Peter Aven	Chairman of the Board of Directors	March 16, 2007

/s/ VLADIMIR BULGAK Vladimir Bulgak	Director	March 16, 2007

/s/ PATRICK GALLAGHER Patrick Gallagher	Director	March 16, 2007

/s/ DAVID HERMAN David Herman	Director	March 16, 2007

/s/ KJELL JOHNSEN Kjell Johnsen	Director	March 16, 2007

/s/ ALEXEY KHUDYAKOV Alexey Khudyakov	Director	March 16, 2007

/s/ OLEG MALIS Oleg Malis	Director	March 16, 2007

/s/ RONNY NAEVDAL Ronny Naevdal	Director	March 16, 2007

/s/ DAVID SMYTH	Director	March 16, 2007
David Smyth

/s/ BORIS SVETLICHNY Boris Svetlichny	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2007

/s/ MICHAEL D. WILSON Michael D. Wilson	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Golden Telecom, Inc.
(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
	Balance at	Charged to	Reserves		Balance at
	Beginning	Costs and	From		End
Description	of Period	Expenses	Acquisitions	Deductions	of Period
Allowance for doubtful accounts at 12/31/06	$27,327	$4,128	$—	$(6,231)	$25,224
Allowance for doubtful accounts at 12/31/05	23,205	7,967	53	(3,898)	27,327
Allowance for doubtful accounts at 12/31/04	13,896	10,065	117	(873)	23,205

Index to Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 and amendments (Commission File No. 333-82791)).

3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 12, 2005).

4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).

10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).

10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).

10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

10.4	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).

Exhibit
Number	Description of Exhibit
10.5	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.6(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).

10.6(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).

10.7(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).

10.7(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).

10.8	EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).

10.9	Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).

10.10	Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).

10.11	Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.12	Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).

10.13	Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Finanical Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).

10.14*	Employment agreement between Golden Telecom, Inc. and Ilya Smirnov, Vice President, Interim General Counsel and Corporate Secretary.

10.15*	Schedule of Compensation Arrangements with Directors.

10.16	Facility Agreement, dated January 25, 2007, entered into by Golden Telecom, inc., GTS Finance, Inc., and EDN Sovintel LLC with Lenders, Citibank N.A. London Branch and ING Bank N.W. as mandated lead arrangers and Citibank International plc as agent. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 25, 2007).

10.17	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises Ltd., and Rambert Management Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 22, 2007).

10.18	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 22, 2007).

10.19	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated February 22, 2007).

10.20	Share Purchase Agreement, dated December 15, 2006, by and between SFMT-CIS, Inc. and Belmark Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 15, 2006).

10.21	Share Option Agreement, dated December 15, 2006, by and between SFMT-CIS, Inc., Navic Consulting Ltd., and Belmark Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated December 15, 2006).

10.22	Loan Agreement, dated December 15, 2006, by and between GTS Finance, Inc. and Navic Consulting Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated December 15, 2006).

10.23	Pledge and Security Agreement, dated December 15, 2006, by and between GTS Finance, Inc., Fortland Limited, and Navic Consulting Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated December 15, 2006).

21.1*	List of subsidiaries of Golden Telecom, Inc.

23.1*	Consent of Ernst & Young LLC, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.