Form 10-Q
period 2007-03-31
GOLDEN TELECOM INC
filed 2007-05-15
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(011-7-495) 797-9300
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
     At May 7, 2007, there were 36,722,015 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,413	$91,615
Accounts receivable, net of allowance for doubtful accounts of $25,224 and $26,212 at December 31, 2006 and March 31, 2007, respectively	147,719	172,116
VAT receivable	21,486	24,590
Prepaid expenses	11,371	9,653
Taxes receivable, excluding VAT	6,466	15,480
Notes receivable	379	1,760
Deferred tax asset	11,098	11,783
Due from affiliates and related parties	1,227	2,198
Other current assets	13,246	15,935

TOTAL CURRENT ASSETS	231,405	345,130

Property and equipment, net of accumulated depreciation of $352,765 and $375,051 at December 31, 2006 and March 31, 2007, respectively	552,341	583,496

Goodwill and intangible assets:
Goodwill	180,539	182,601
Intangible assets, net of accumulated amortization of $90,314 and $92,581 at December 31, 2006 and March 31, 2007, respectively	116,545	182,907

Net goodwill and intangible assets	297,084	365,508
Investments in and advances to ventures	11,886	12,402
Notes receivable	2,500	3,383
Restricted cash	233	235
Other non-current assets	11,741	16,595

TOTAL ASSETS	$1,107,190	$1,326,749

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2006	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,058	$193,682
VAT payable	2,725	7,704
Debt maturing within one year	12,305	4,676
Current capital lease obligation	753	2,228
Deferred revenue	21,634	23,213
Due to affiliates and related parties	4,505	5,690
Liability for acquisition	—	38,621
Other current liabilities	611	579

TOTAL CURRENT LIABILITIES	188,591	276,393

Long-term debt, less current portion	29	77,088
Long-term deferred tax liability	29,268	45,541
Long-term deferred revenue	36,951	41,834
Long-term capital lease obligations	1,591	1,416
Other non-current liabilities	2,321	6,342

TOTAL LIABILITIES	258,751	448,614

Minority interest	31,263	46,575

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2007)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,673,015 and 36,692,015 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively)	367	367
Additional paid-in capital	674,993	675,467
Retained earnings	66,744	72,760
Accumulated other comprehensive income	75,072	82,966

TOTAL SHAREHOLDERS’ EQUITY	817,176	831,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,107,190	$1,326,749

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
REVENUE:
Telecommunication services	$176,647	$253,197
Revenue from affiliates and related parties	1,493	2,542

TOTAL REVENUE	178,140	255,739

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	93,393	150,401
Selling, general and administrative (excluding depreciation and amortization)	33,881	51,459
Depreciation and amortization	22,649	28,557

TOTAL OPERATING COSTS AND EXPENSES	149,923	230,417

INCOME FROM OPERATIONS	28,217	25,322
OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	324	(375)
Interest income	647	268
Interest expense	(76)	—
Foreign currency gains	906	267

TOTAL OTHER INCOME	1,801	160

Income before income taxes and minority interest	30,018	25,482
Income taxes	9,414	9,566
Minority interest	1,138	1,412

Income before cumulative effect of a change in accounting principle	19,466	14,504

Cumulative effect of a change in accounting principle, net of tax of $52	681	—

NET INCOME	$18,785	$14,504

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.54	$0.40
Cumulative effect of a change in accounting principle	0.02	—

Net income per share – basic	$0.52	$0.40

Weighted average common shares – basic	36,473	36,675

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.53	$0.39
Cumulative effect of a change in accounting principle	0.02	—

Net income per share – diluted	$0.51	$0.39

Weighted average common shares – diluted	36,657	36,792

Cash dividends per common share	$0.20	$—

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
OPERATING ACTIVITIES:
Net income	$18,785	$14,504
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation	17,701	23,155
Amortization	4,948	5,402
Equity in (earnings) losses of ventures	(324)	375
Foreign currency gain	(906)	(267)
Bad debt expense	2,808	1,657
Stock appreciation rights compensation expense	1,893	11,718
Cumulative effect of a change in accounting principle, net of tax of $52	681	—
Other	(166)	1,455
Changes in assets and liabilities:
Accounts receivable	(15,513)	(25,210)
Accounts payable and accrued expenses	8,112	27,252
VAT, net	(4,432)	2,007
Other changes in assets and liabilities	(5,345)	(6,344)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,242	55,704

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(38,090)	(44,535)
Acquisitions, net of cash acquired	(2,942)	(85)
Restricted cash	340	(2)
Other investing	1,776	(2,491)

NET CASH USED IN INVESTING ACTIVITIES	(38,916)	(47,113)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	235	378
Cash dividends paid	(7,296)	—
Proceeds from debt	—	71,564
Repayment of debt	—	(7,707)
Other financing	(517)	(197)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,578)	64,038

Effect of exchange rate changes on cash and cash equivalents	338	573

Net increase (decrease) in cash and cash equivalents	(17,914)	73,202
Cash and cash equivalents at beginning of period	67,176	18,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,262	$91,615

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
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2007 may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 should be read in conjunction with the consolidated financial statements contained in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below.
Accounting from Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of Statement on Financial Accounting Standard (“SFAS”) No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 carves out income taxes from SFAS No. 5, Accounting for Contingencies. The adoption of FIN No. 48 resulted in the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007, of approximately $8.5 million. As of March 31, 2007, the Company included accruals for unrecognized income tax benefits totaling $8.9 million as a component of accrued liabilities.
     Approximately $0.4 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $3.1 million of the unrecognized income tax benefit will be reversed within the next twelve months, due to expiration of the statute of limitations.
     Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $5.9 million if the Company’s position was successfully challenged. However, the Company does not believe that it is reasonably possible that such an increase in total unrecognized tax benefits will occur before the end of 2007.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expenses. During the three months ended March 31, 2007, the Company recognized approximately $0.2 million in interest and penalties. At January 1, 2007 and March 31, 2007, the Company had accrued for approximately $3.2 million and $3.4 million, respectively, for the payment of interest and penalties.
     As of the adoption of FIN No. 48, the tax years ended December 31, 2003, 2004, 2005 and 2006 remained subject to examination by US tax authorities. As of the adoption date of FIN No.48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by Russian and Ukrainian tax authorities.
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
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 on its financial position.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
Note 3: Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three months ended March 31, 2007, total comprehensive income included, in addition to net income, the effect of translating foreign currency denominated financial statements of the Company’s foreign subsidiaries domiciled in Russia and Ukraine into the Company’s reporting currency, in accordance with SFAS No. 52, “Foreign Currency Translation”.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Comprehensive income comprises the following:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Net income	$18,785	$14,504
Foreign currency translation adjustment	—	7,894

Comprehensive income	$18,785	$22,398

Note 4: Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2006		As of March 31, 2007
	(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$119,433	$(49,450)	$117,643	$(50,085)
Contract-based customer relationships	5 years	42,104	(28,578)	42,571	(30,198)
Licenses	10 years	26,948	(4,295)	96,292	(3,538)
Other intangible assets	6 years	18,374	(7,991)	18,982	(8,760)

Total		$206,859	$(90,314)	$275,488	$(92,581)

Note 5: Net Income Per Share
     Basic earnings per share at March 31, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at March 31, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three months ended March 31, 2006 was 10,000 stock options and for the three months ended March 31, 2007 was zero stock options.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2006	2007
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$19,466	$14,504

Weighted average outstanding of:
Common stock shares	36,473	36,675

Dilutive effect of:
Employee stock options	184	117

Common stock and common stock equivalents	36,657	36,792

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.54	$0.40

Diluted	$0.53	$0.39

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 6: Business Combinations and Investment Transactions
     In February 2007, the Company completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in two of the Company’s other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. The Company acquired Fortland for approximately $49.7 million consisting of cash consideration of $38.6 million paid in April 2007, and a deferred payment of $11.1 million due in October, 2007, $0.2 million of direct transaction costs plus the assumption of up to $1.8 million debt. The acquisition of Fortland was accounted for as an asset purchase of TV license through a variable interest entity. The Company has consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, the Company allocated $70.4 million to licences, $16.9 million to deferred tax liability, and $13.6 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired intangible assets and minority interest. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of $12.1 million to the seller. The loan, issued in April 2007, is secured by a pledge of the 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In February 2007, the Company entered into a stock purchase agreement to acquire a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”), an integrated provider of telecommunication and Internet services in Russia, for 8% of the Company's common stock outstanding immediately following the closing, $10.0 million in cash plus the assumption of up to $9.0 million of debt. Additionally, the Company shall refinance $45.0 million of debt that the seller owes to OAO Vneshtorgbank. The refinancing will be effected through a loan to Corbina from the Company. The closing of this acquisition is subject to the completion of certain conditions precedent specified in the stock purchase agreement.
Note 7: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 32,959 shares and 19,000 shares in the three months ended March 31, 2006 and 2007, respectively, which shares were issued in connection with the exercise of employee stock options. In March 2006, the Company cancelled 5,814 restricted shares of the Company’s common stock.
     At March 31, 2007, there were 9,581 unvested restricted shares of the Company’s common stock outstanding with a value of $0.4 million. Unvested restricted shares of 1,202 relate to restricted shares issued to senior management of the Company in August 2005 and vest gradually over approximately two years. The remaining 8,379 unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2006 and vest after one year.
Note 8: Stock Option and Stock Appreciation Rights Plans
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Option Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. Under the Option Plan not more than 4,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. Options granted to key employees of the Company under the Option Plan vest over a three-year term from the date of grant with one-third vesting after one year and one thirty-sixth vesting each month thereafter and expire ten years from the date of grant. Options granted to members of the Board of Directors of the Company under the Option Plan vest over a one-year term from the date of grant and expire five years from the date of grant. At March 31, 2007, there were 138,915 stock options outstanding under the Option Plan. No stock options were granted during the three months ended March 31, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     A summary of activity under the Golden Telecom, Inc. 2005 Stock Appreciation Rights (“SARs”) Plan and the EDN Sovintel LLC 2005 Stock Appreciation Rights Bonus Plan, and the SARs granted to the Chief Executive Officer outside of these plans, as of March 31, 2006 and 2007, and changes during the three months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	60,000	31.46
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(4,000)	28.89

Outstanding at March 31, 2006	1,307,800	29.29	$561

Exercisable at March 31, 2006	—	$—	$—

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2007	1,293,800	$29.05
SARs granted	—	—
SARs exercised	(305,500)	27.88
SARs expired	—	—
SARs forfeited	—	—

Outstanding at March 31, 2007	988,300	29.42	$25,653

Exercisable at March 31, 2007	368,717	$28.75	$9,817
     The weighted-average fair value of SARs outstanding as of March 31, 2007 was $28.95 per SAR. As of March 31, 2007, there was $12.0 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.7 years.
     During the three months ended March 31, 2007, the Company reversed $0.8 million, net of tax, of accrued liabilities related to prior periods.
Note 9: Commitments and Contingencies
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with taxes in the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and March 31, 2007. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned Russian subsidiary, EDN Sovintel LLC (“Sovintel”) is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on April 3, 2007. On April 28, 2007 the tax inspectorate appealed this decision. Currently, the Company does not consider an unfavorable outcome probable for this claim. In October 2006, ZAO International Moscow Bank, a related party, provided a bank guarantee for up to 518,000,000 RUR, equivalent to $19.9 million, for Sovintel’s obligation in connection with this claim.
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of Value Added Taxes (“VAT”) relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the $21.9 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the year ended December 31, 2006 is assessed as being up to $13.0 million. The amount of risk relating the three months ended March 31, 2007 is assessed as being up to $3.4 million. Should the Russian tax inspectorate assert such claim, the Company believes it has meritorious defenses to successfully dispute such claim and defend its position in court. However, due to the fact that court cases on such matters are appearing for the first time, the expected outcome of such cases is currently unclear.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Taxes on Other Than Incomes
     The Company has also identified possible contingencies related to taxes other than income, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2007 management estimates such contingencies related to taxes on other than income to be up to approximately $3.0 million.
Russian Environment and Current Economic Situation
     While there have been improvements in the Russian economic situation, such as an increase in gross domestic product and a reduced rate of inflation, Russia continues economic reform and development of its legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian economy is largely dependent on these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the Russian government.
     In a letter dated December 20, 2006, several deputies of the State Duma wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conducts an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its FTN was operating under its previous licenses. The Company believes that it were acting in accordance with Russian regulations and legislation and our licenses.
Other Commitments and Contingencies
     The Company has future purchase commitments of $102.9 million as of March 31, 2007, which primarily includes equipment, interconnection and satellite transponder capacity.
     In the ordinary course of business, the Company has issued financial guarantees of debt for the benefit of certain of the Company’s equity investees, which are all collateralized by cash. The Company expects that all the collateralized debt will be repaid by the equity investees.
     In January 2007, the Company entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which, the Company, GTS Finance, Inc., a wholly-owned subsidiary of the Company, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on the Company related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires the Company to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of March 31, 2007, the Company’s has $75.0 million outstanding under the Facility Agreement. During the three months ended March 31, 2007, the Company paid approximately $3.9 million of arrangement fees to the lead arrangers which are recorded in other non-current assets.
     In January 2007, the Company entered into a five year lease agreement with ZAO Rascom, the Company’s equity method investee, for the right to use eight STM-64 fiber optic cable systems between Moscow and Stockholm. The Company had the right to take possession of two STM-64 fiber optic cable systems as of January 1, 2007 and the option to increase to six STM-64 fiber optic cable systems in the future.
     In February 2007, the Company entered into a five year lease agreement for the right to use STM-1 fiber optic capacity on major routes within Russia. The Company has the right to take possession of this STM-1 fiber optic capacity beginning April 1, 2007. In March 2007, the Company issued a $2.0 million loan to the same Company that has provided the lease. The loan has payment terms of 59 months, which start in May 2007, and carries interest at the rate of 9 percent per annum.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Sovintel is currently engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”), a 74% owned subsidiary of the Company, in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The first instance court ruled in favor of the minority shareholders on December 4, 2006. The second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim on March 14, 2007. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The Company does not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, the Company may be forced to unwind the Kubtelecom acquisition.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned Sovintel, that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, the Company notified Rossvyaznadzor that the Company believes that Sovintel has not violated its licenses. Sovintel filed a lawsuit against Rossvyaznadzor. The hearing is scheduled for May 17, 2007. The Company does not consider an unfavorable outcome probable for this claim.
     The Company is currently engaged in a regulatory dispute with the National Commission of Communication’s Regulation of Ukraine (“NCCR”) over the license, recorded at $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), a 75% owned Ukrainian subsidiary of the Company. The first instance court ruled in favor of S-Line on April 18, 2007 obliging the NCCR to reissue the license. The Company considers the reissuance of this license probable.
     During the three months ended March 31, 2007, the Company purchased services of $1.6 million from a minority shareholder in one of the Company’s subsidiary.
Note 10: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
     The components of the Company’s investments in and advances to ventures are as follows:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Equity in net assets acquired	$13,448	$13,138
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,355)	(1,420)
Cash advances and other	(1,520)	(629)

Total investments in and advances to ventures	$11,886	$12,402

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances and loans. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.
Note 11: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three months ended March 31, 2006 and 2007, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2006

Revenue from external customers	$103,359	$62,423	$12,259	$2,590	$—	$180,631	$178,140	$(3,879)	$1,388
Intersegment revenue	—	12	—	—	(12)	—	—	—	—
Operating income (loss)	26,229	7,033	(363)	534	(4,454)	28,979	28,217	(762)	—
Identifiable assets	498,620	333,254	68,821	2,865	17,116	920,676	892,136	(28,540)	—
Capital expenditures	20,805	8,035	2,895	47	5	31,787	31,587	(200)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2007

Revenue from external customers	$148,008	$99,132	$10,273	$1,837	$—	$259,250	$255,739	$(4,147)	$636
Intersegment revenue	—	4	—	—	(4)	—	—	—	—
Operating income (loss)	32,115	5,109	(5,633)	(381)	(6,546)	24,664	25,322	658	—
Identifiable assets	690,463	490,205	113,340	15,062	54,238	1,363,308	1,326,749	(36,559)	—
Capital expenditures	29,641	17,330	7,147	674	6	54,798	48,390	(6,408)	—
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of three months ended March 31, 2006 and 2007 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended March 31, 2006
Revenue	$159,050	$17,695	$1,395	$178,140
Long-lived assets	625,435	46,281	11,857	683,573

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended March 31, 2007
Revenue	$232,398	$22,989	$352	$255,739
Long-lived assets	873,834	88,939	18,611	981,384

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note 12: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Three months ended March 31,
	2006	2007
	(in thousands)
Amounts payable in connection with business acquisitions	$1,000	$—
Capitalized leased assets	—	1,568
Amounts payable for acquired assets	—	38,621
Note 13: Subsequent Events
     In April 2007, the Company completed the acquisition of 100% of ZAO Telecommunications Agency, a fixed line alternative operator in Perm, Russia, for approximately $4.5 million in cash.
     In April 2007, the Company entered into agreements for the acquisition of 100% of ZAO Direct Net, 100% of OAO Satcom-Tel, and the assets of NDNT, Inc. and NDNT (UK) Ltd., fixed line alternative operators in Moscow, Russia, for approximately $2.9 million consisting of cash consideration of $1.7 million and $1.2 million to be settled in cash upon satisfactory achievement of certain conditions. The closing of this acquisition is subject to the regulatory approvals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three months ended March 31, 2006, and 2007. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 293 access points in Russia and other countries of the CIS as of March 31, 2007, a 5% increase from 278 access points as of March 31, 2006. In addition, we offer mobile services in the Ukrainian cities of Kiev and Odessa.
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
     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine. In addition, we offer WiFi services in Moscow under the Golden WiFi brand.
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
     In the first quarter of 2007, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.
Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In February 2007, we completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in two of our other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. We acquired Fortland for approximately $49.7 million consisting of cash consideration of $38.6 million, and a deferred payment of $11.1 million due in October 2007, $0.2 million of direct transaction costs plus the assumption of a $1.8 million debt. The acquisition of Fortland was accounted for as an asset purchase of TV licenses through a variable interest entity. We have consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, we allocated $70.4 million to licences, $16.9 million to deferred tax liability, and $13.6 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired intangible assets and minority interest. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $12.1 million to the seller. The loan, issued in April 1007, is secured by a pledge of the 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, we also entered into a put option agreement that, if exercised, would require us to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, we also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     On February 22, 2007, we entered into a stock purchase agreement to acquire a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”), an integrated provider of telecommunication and Internet services in Russia, for 8% of our common stock outstanding immediately following the closing, $10.0 million in cash plus the assumption of up to $9.0 million of debt. Additionally, we shall refinance $45.0 million of debt that the seller owes to OAO Vneshtorgbank. The refinancing will be effected through a loan to Corbina from us. The closing of this acquisition is subject to the completion of certain conditions precedent specified in the stock purchase agreement.
     In April 2007, we completed the acquisition of 100% of ZAO Telecommunications Agency (“Atel”), a fixed line alternative operator in Perm, Russia, for approximately $4.5 million in cash.
     In April 2007, we entered into agreements for the acquisition of 100% of ZAO Direct Net, 100% of OAO Satcom-Tel, and the assets of NDNT, Inc. and NDNT (UK) Ltd., together known as 3C Russia, fixed line alternative operators in Moscow, Russia, for approximately $2.9 million consisting of cash consideration of $1.7 million and $1.2 million to be settled in cash upon satisfactory achievement of certain conditions. The closing of this acquisition is subject to the regulatory approvals.
     These acquisitions have enabled us to realize new opportunities in Russia by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure and digital video broadcast technology, and furthering our consumer markets strategy.
Regulatory Developments
     On January 29, 2007, we launched domestic long distance / international long distance (“DLD/ILD”) services using our Federal Transit Network (“FTN”). We believe that provision of DLD/ILD services will allow us to preserve margins and to gain additional revenues from our international and domestic long distance operations. We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent OAO Svyazinvest (“Svyazinvest”) companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by the end of 2008. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the end-users. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. At present we continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communication of the Russian Federation, warned EDN Sovintel LLC (“Sovintel”), our wholly owned Russian subsidiary, that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, we notified Rossvyaznadzor that we believe that we have not violated our licenses. Sovintel filed a lawsuit against Rossvyaznadzor. The hearing is scheduled for May 17, 2007. We do not consider an unfavorable outcome probable for this claim.

     In a letter dated December 20, 2006, several deputies of the State Duma wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter stated that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requested that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its FTN was operating under its previous licenses. We believe that we were acting in accordance with Russian regulations and legislation and our licenses.
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in the first quarter of 2007. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
     On March 4, 2006, the Russian President approved amendments to the Russian Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the three months ended March 31, 2007, we have recorded approximately $18.0 million in additional revenue. However, this increase in revenue was partially offset by approximately $12.4 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
     Effective July 15, 2006, the Ukrainian National Commission of Communication’s Regulation (“NCCR”) introduced new tariffs for provision of voice services to fixed line subscribers. As a result of the tariff re-balancing policy, the tariffs for local calls and monthly fees increased and tariffs for DLD/ILD calls decreased. Effective November 1, 2006, the NCCR continued the tariff re-balancing process by increasing the tariffs for local calls and monthly fees and by decreasing the tariffs for fixed-to-mobile calls. On October 28, 2006, the Verkhovna Rada approved the amendments to the Ukrainian Law on Telecommunications which changed the list of the telecommunication service tariffs subject to the public regulation. Under new regulation, tariffs for DLD/ILD calls were excluded from the public regulation. The amendments also exclude fixed-to-mobile calls from the public tariff regulation. As a result of these changes, we expect increased competition from the incumbent operators in DLD/ILD services market.
     Effective January 1, 2007, the NCCR introduced new interconnection settlement rules. During 2006, we paid fixed monthly fees for interconnection lines with other operators. However, under the new rules the settlements will be based on the actual volume of traffic. As a result of these changes, we experienced an increase in cost of revenue which was partially offset by additional revenue for the traffic termination to our network.
Other Developments
     We are currently reviewing our 2005 Stock Appreciation Rights (“SAR”) Plan and investigating other forms of equity based compensation for our employees to decrease volatility of related expenses. We are currently considering granting stock options and restricted stock to our employees under our 1999 Equity Participation Plan (“Equity Plan”). In April 2007, our Board of Directors approved an amendment to the Equity Plan, subject to shareholder approval, to increase the number of shares of our common stock authorized for issuance under the Equity Plan by 1,000,000. We plan to convert outstanding SARs into stock options.
     We are currently engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”) in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The first instance court ruled in favor of the minority shareholder on December 4, 2006. The second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim on March 14, 2007. The minority shareholder appealed this ruling and on April 18, 2007 the third instance court ruled in favor of Sovintel. We do not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, we may be forced to unwind the Kubtelecom acquisition.
     We are currently engaged in regulatory dispute with the NCCR over the license for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”). On April 18, 2007 the first instance court ruled in favour of S-Line obliging the NCCR to reissue the license. We consider the reissuance of this license probable.
     We are currently engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on April 3, 2007. On April 28, 2007 the tax inspectorate appealed this decision. Currently, we do not consider an unfavorable outcome probable for this claim.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2006 and during the first quarter of 2007, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2006 and during the first quarter of 2007. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 has continued into the first quarter of 2007. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with OAO Vimpel-Communications (“Vimpelcom”). In addition, we have completed construction of the Oktyabrsky to Samara inter-city fiber optic link. This Oktyabrsky to Samara link is part of a larger fiber optic cable line that will run from Ufa to Saratov. We have completed construction of the Samara to Saratov link. We expect this part of the inter-city fiber optic cable line to be operational in the second quarter of 2007. We have completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. To date, we have invested approximately $29.3 million in these projects. In September 2006, we entered into an agreement with Vimpelcom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by Vimpelcom. In addition, in 2007 we started construction of the fiber optic link from Ufa to Perm, and from Samara to Uralsk in the northern part of Kazakhstan. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million in this and related backbone projects by the end of 2007. In February 2007, we entered into a lease agreement with Eurotel LLC (“Eurotel”) for STM-1 fiber optic capacity from Ufa to Krasnoyarsk through Ekaterinburg, Chelyabinsk, Tyumen, Omsk and Novosibirsk with an option to upgrade this line to STM-4 capacity. We have taken the possession of this fiber optic capacity on April 1, 2007. This agreement will enable us to connect our operations in the European part of Russia with our operations in the Siberia.
     In Ukraine, we have started the construction of a national fiber optic network connecting 16 regional centers with cross border connections to Hungary and Poland. To date, we have completed construction of the fiber optic links from Uzhgorod to Lvov with connection to the Hungarian border, from Lvov to Kiev through Lutsk, Rovno and Zhitomir, and from Kiev to Kharkov through Chernigov and Sumy. We are currently installing equipment on the Kiev to Kharkov link. We expect that this STM-16 link will be operational in the second quarter of 2007.
     The fiber optic communication lines consist of new generation networks that will enable us to provide high quality Internet access, data and voice services. Development of our fiber optic network is part of our broadband access rollout strategy. In addition, it allows us to enter the long distance communication market and take advantage of our DLD/ILD license. By launching our own fiber optic communication lines, we will be able to optimize and reduce our expenditures associated with the lease of trunk channels from other operators, offer competitive rates on Internet and voice services to the end users in the regions, while maintaining traditionally high quality of the services offered.
     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as for other new technologies. We are responding to these customer demands by testing and implementing new technologies such as WiFi, voice over Internet protocol (“VoIP”), Digital Video Broadcast-Terrestrial (“DVB-T”) wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, with wireless local loop, we can connect remote customers to our network by bypassing the incumbents’ wire network in order to provide higher quality access.
     We continue to seek growth opportunities organically, through selective acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities. Following the acquisition of Atel, we currently have a commercial presence in more than 80 cities including 18 out of the 20 largest Russian cities, representing approximately half of the total fixed-line telecom market in Russia.
     To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006 and the first quarter 2007, we started construction of zonal networks in 23 regions of the Russian Federation. To date, we have completed construction of zonal networks in 13 regions, including among others Moscow, St. Petersburg, Kaliningrad, Samara, Sakhalin, Voronezh, Krasnodar, and Krasnoyarsk. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. We expect to start generating revenues and cost savings from the operations of our zonal networks in the second half of 2007.
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
     Our recently constructed FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. We launched our FTN-based DLD/ILD services in January 2007, targeting mainly wholesale customers. We also started to offer DLD/ILD services to corporate customers not directly connected to our network. In March 2007, we started offering DLD/ILD services on a pre-paid basis to residential customers in several regions of Russia. During three months ended March 31, 2007, we recorded approximately $0.2 million of DLD/ILD revenues from the new “off-net” corporate customers. We estimate that based on the existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force, we will be able to capture at least 20% market share of the total DLD/ILD market in Russia by the end of 2010.
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
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline and as a result of the introduction of origination fees. Broadband rollout is a cornerstone of our strategy in Consumer Internet Services segment. We have continued to develop our broadband service offerings by deploying broadband solutions in major cities of Russia, Ukraine, Kazakhstan, and Uzbekistan. We provide broadband services through our broadband networks based on such approaches as, WiFi, Digital Subscriber Line (“DSL”), and fiber-to-the-building (“FTTB”). The broadband development enables us to offer high quality services such as broadband Internet access, voice over broadband packaged with our Aport Internet search engine to offer location-based search services.
     As part of our broadband access strategy, we deployed one of the largest commercial WiFi metropolitan networks in the world. On March 1, 2007, we launched commercial operations of our WiFi network in Moscow. To date, we have approximately 10,000 customers who use our paid WiFi services in Moscow. We plan to offer indoor and outdoor access to approximately one-third of the 3.9 million households in Moscow and to migrate our dial-up customers in Moscow onto a new WiFi platform. We estimate that with our wireless broadband access offering we will be able to capture 20% market share in Moscow or 300,000 to 400,000 subscribers by 2010. Following the acquisition of S-Line in October 2006, we intend to deploy wireless broadband networks in Kiev and other regions of Ukraine. In addition, we plan to provide wireless broadband coverage in the biggest cities and areas such as St. Petersburg, Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent.
     We also continued the deployment of DSL in selected regions of Russia and the CIS where we acquired copper “last mile” network. To date, we have approximately 39,000 customers using our DSL services in Russia and in the CIS.
     In order to meet the growing demand for broadband services we plan to construct FTTB networks in the top 65 cities of Russia with a combined population of 65 million people of which we will target approximately 15.6 million households. To reach the targeted market we plan to connect approximately 168,000 buildings by the end of 2010.
     The acquisition of Corbina, if consummated, will strengthen our position in the Moscow mass market and SMB/SOHO telecommunications market. To date, Corbina’s FTTB network covers approximately 2.6 million households in Moscow, St. Petersburg, Yaroslavl, Tula, and

Kaluga. Corbina has approximately 190,000 broadband Internet customers. By the end of 2008, Corbina plans to achieve a subscriber base of more than 600,000 broadband subscribers. In addition, Corbina primarily targets SMB customers in the BCS segment, whereas we historically focused on the high-volume business customers. Corbina also provides mobile services in Moscow using its D-AMPS network. To date, Corbina has approximately 35,000 active high-usage customers. The Corbina acquisition will enable us to offer quadric-play products to the mass market as we bundle broadband Internet access, VoIP, internet protocol television, and mobile virtual network based services. In April 2007, we started to offer WiFi access to the FTTB customers of Corbina at a special rate. Bundling of products will help to attract new users, and provide new solutions to existing customers.
     Our Mobile Services line of business allows us to provide additional services to our Ukrainian wireline customers. In the future, we expect to follow a marketing strategy aimed at providing fixed-mobile convergent (“FMC”) services to our existing corporate customers. In April 2006, the NCCR issued a license for GSM-1800 radio frequency to GTU for an additional 22 out of the remaining 25 regions of Ukraine we did not cover. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 4 out of 22 regions. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in the Kiev region, Donetsk, Zaporozhye, and Ivano-Frankovsk. In the second half of 2007, we plan to complete network testing and launch commercial operations. By the end of 2007, we plan to deploy the FMC network in an additional 19 regions of Ukraine. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed.
     The acquisition of Fortland enhances our broadband expansion strategy and will enable us to expand into the media market. Kolangon holds licenses and frequencies to provide digital television services in Moscow and St. Petersburg. We also applied for the licenses in other major cities of Russia. These licenses will be used to broadcast digital television channels with a higher quality of picture and to provide pay-per-view services using the DVB-T standard in MPEG-4 coding. The combination of access to DVB-T technology with our wide geographical presence across Russia will provide us with a potential market of up to 11 million households in 22 major Russian cities with a population of 35 million people. The Fortland acquisition will enable us to deliver a “Triple Play” service package, including high speed Internet access, digital television with about 50 channels, and VoIP. We plan to begin deployment of DVB-T transmitters in the first half of 2007 in order to start broadcasting in the fourth quarter of 2007.
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
     Revenue recognition policies; we recognize operating revenues as services are rendered or as products are delivered to customers and installed. Under multiple-delivery contracts, involving a combination of product delivery, installation and maintenance, connection and service fees, revenues are recognized based on the relative fair value of the respective amounts. Elements are grouped if they are inseparable or objective evidence of fair value does not exist. Certain revenues, such as connection and installation fees, are deferred. We also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are periodically reassessed by us, and such reassessment may impact our future operating results. In determining the recording of revenue, estimates and assumptions are required in assessing the expected conversion of the revenue streams to cash collected. DLD/ILD and zonal revenues are recorded gross or net depending on the economic substance of the relationship with the end-users. We recognize DLD/ILD and zonal revenues from local operators net of payments to these operators for interconnection and agency fees when local operators establish end-user tariffs and assume credit risk.
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
     Functional currency; prior to the third quarter of 2006, the functional currency for all of our foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, Sovintel introduced a semi-fixed USD – Russian Ruble (“RUR”) exchange rate for settlements with a majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, we re-evaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of our subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of our subsidiaries domiciled in Russia and Ukraine on March 31, 2007, were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
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
     Tax provisions; in the course of preparing financial statements in accordance with US GAAP, we record potential tax loss provisions under the guidelines of SFAS No. 5, “Accounting for Contingencies”. In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. On January 1, 2007, we adopted Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 carves out income taxes from SFAS No. 5. The adoption of FIN No. 48 resulted in the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007, of $8.5 million. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.
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
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in Note 11 “Segment Information – Line of Business Data” to our consolidated financial statements.
     According to Russian government estimates, inflation in Russia was 11% in 2005, 9% in 2006, and 3% for the three months ended March 31, 2007. The Russian government expects inflation to be approximately 7% to 8% in 2007. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended March 31, 2007, Compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2006

•	Consolidated Financial Position. Consolidated Financial Position at March 31, 2007, Compared to Consolidated Financial Position at December 31, 2006

Consolidated Results — Consolidated Results of Operations for the Three Months Ended March 31, 2007, Compared to the Consolidated Results of Operations for the Three Months Ended March 31, 2006
Revenue
     Our revenue increased by 44% to $255.7 million for the three months ended March 31, 2007 from $178.1 million for the three months ended March 31, 2006. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2007
	(in millions)
REVENUE
Business and Corporate Services	$103.2	$147.8
Carrier and Operator Services	60.1	95.8
Consumer Internet Services	12.2	10.3
Mobile Services	2.6	1.8

TOTAL REVENUE	$178.1	$255.7
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2007
	(in millions)
REVENUE
Moscow	$112.1	$159.2
Northwest region of Russia	16.5	25.7
Other regions of Russia and CIS	38.3	56.6
Ukraine	17.7	23.0
Eliminations	(6.5)	(8.8)

TOTAL REVENUE	$178.1	$255.7
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 43% to $147.8 million for the three months ended March 31, 2007 from $103.2 million for the three months ended March 31, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 187,956 on March 31, 2006, to 301,860 on March 31, 2007, an increase of 61%.
     Revenue from the BCS division of Sovintel increased by 44% to $121.3 million for the three months ended March 31, 2007, from $84.4 million for the three months ended March 31, 2006. Sovintel BCS revenue increased by approximately $6.9 million in the three months ended March 31, 2007, due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with the majority of its customers in the second and the third quarters of 2006. In the first quarter of 2007, Sovintel recorded approximately $9.4 million of additional revenue related to the introduction of CPP, and $0.2 million of additional DLD/ILD revenue from BCS customers using the recently assigned FTN access codes.
     BCS revenue in Moscow, our largest market, increased by $23.1 million, or 37%, to $85.9 million in the first quarter of 2007 from $62.8 million in the first quarter of 2006. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 74% in the first quarter of 2006 to approximately 71% of Sovintel’s total BCS revenue in the first quarter of 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. In the first quarter of 2007, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as the Moscow commercial real-estate market continues to experience significant investment. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $0.9 million, or 61%, in between the first quarter of 2006 and 2007. These services now account for approximately $2.5 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2006	2007	% Change
BCS Moscow customer statistics on March 31:

Total clients	23,464	23,770	1%
Business centers	826	961	16%
Trade centers	71	103	45%
Hotels	50	54	8%
Direct inward dialing lines	129,300	141,000	9%
Ethernet / Metropolitan Ethernet Network connections	1,962	2,807	43%
High speed Internet active contracts	593	1,157	95%
     Sovintel regional BCS revenue increased by 64% to $35.4 million in the first quarter of 2007 from $21.6 million in the first quarter of 2006. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 26% in the first quarter of 2006 to approximately 29% of Sovintel’s total BCS revenue in the first quarter of 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 16% to $13.5 million for the three months ended March 31, 2007, from $11.6 million for the three months ended March 31, 2006. This increase in revenue was due to a 19% increase in the minutes of use resulting from a 50% increase in the number of serviced voice lines, including a significant increase in the number of residential customers. As of March 31, 2007, GTU had approximately 10,981 residential customers compared to approximately 5,387 residential customers as of March 31, 2006. Revenue from the local voice services increased by 20% following the introduction of regulated tariffs by the NCCR from July 2006 and tariff increases effective from November 1, 2006. Partly offsetting these increasing factors was a decrease of the newly regulated DLD/ILD tariffs due to the continuing tariff re-balancing process. Additionally, data and Internet revenue increased by approximately $0.8 million due to increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in the first quarter of 2007. Our revenue increased by approximately $2.1 million due to the acquisitions of TTK, Kubtelecom, and Telcom in 2006. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 59% to $95.8 million for the three months ended March 31, 2007, from $60.1 million for the three months ended March 31, 2006. Our total number of contracts in this line of business grew by 33% to 2,633 as of March 31, 2007, from 1,985 as of March 31, 2006.
     Carrier and Operator Services revenue from Sovintel increased by 54% to $86.2 million for the three months ended March 31, 2007, from $56.0 million for the three months ended March 31, 2006. In Sovintel, we expanded our operations with existing partners and added a number of new carriers in the regions with high volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower-margin traffic destined to CIS countries. We also observed a significant increase in Internet traffic. In the first quarter of 2007, Sovintel recorded approximately $6.8 million of additional revenue related to the introduction of CPP. Sovintel carrier’s carrier revenue increased by approximately $0.3 million in the first quarter of 2007 due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with its customers. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities and continue to develop our network. Following the introduction of the new Interconnection Rules, we observed less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU increased by 106% to $7.2 million for the three months ended March 31, 2007, from $3.5 million for the three months ended March 31, 2006. Carrier’s carrier revenue increased due to a 282% increase in transit traffic from local operators following introduction of the new interconnection rules effective January 1, 2007, and a 210% increase in the incoming international minutes of use.
     Carrier and Operator Services revenue increased by approximately $1.3 million due to the acquisition of Kubtelecom in 2006.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 16% to $10.3 million for the three months ended March 31, 2007, from $12.2 million for the three months ended March 31, 2006. Consumer Internet Services revenue increased by approximately $0.4 million due to the acquisitions of Kubtelecom and Corus in 2006. Our revenue from consumer dial-up Internet decreased by approximately $1.6 million between the first quarter of 2007 and 2006. The average revenue per dial-up Internet subscriber decreased from $6.92 per month for the three months ended March 31, 2006, to approximately $6.56 per month for the three months ended March 31, 2007, and the number of dial-up Internet subscribers decreased from 444,210 at March 31, 2006, to 348,508 at March 31, 2007. The demographics of our dial-up subscriber base continue to change as we lose subscribers both in Moscow and in the regions. The consumer Internet market in Russia has become more competitive due to the increasing availability of other Internet access technologies, especially DSL-based services from incumbent Svyazinvest operators. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia allows us to specifically target subscribers that currently use or have previously used our Internet services. As of March 31, 2007, we had 7,438 subscribers of our newly launched WiFi services in Moscow with average revenue per subscriber of approximately $12.91 per month.
     Mobile Services. Revenue from Mobile Services decreased by 31% to $1.8 million for the three months ended March 31, 2007, from $2.6 million for the three months ended March 31, 2006. The decline in revenue was primarily due to increased competition in the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of high usage contract subscribers. Active subscribers decreased from 49,464 at March 31, 2006, to 45,473 at March 31, 2007. The average revenue per active subscriber decreased by 26% from approximately $17.93 per month to approximately $13.23 per month primarily due to a decrease in the average subscription fee and traffic revenue due to higher share of prepaid subscribers with lower usage compared to contract subscribers.
Expenses
     The following table shows our principal expenses for the three months ended March 31, 2007 and March 31, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$44.0	$67.4
Carrier and Operator Services	40.1	71.7
Consumer Internet Services	8.1	9.8
Mobile Services	1.2	1.3
Corporate	—	0.2

TOTAL COST OF REVENUE	93.4	150.4
Selling, general and administrative	33.9	51.5
Depreciation and amortization	22.6	28.6
Equity in (earnings)/ losses of ventures	(0.3)	0.4
Interest income	(0.7)	(0.3)
Interest expense	0.1	—
Foreign currency gain	(0.9)	(0.3)
Minority interest	1.1	1.4
Provision for income taxes	9.4	9.5
Cumulative effect of a change in accounting principle, net of tax	$0.7	$—
Cost of Revenue
     Our cost of revenue increased by 61% to $150.4 million for the three months ended March 31, 2007 from $93.4 million for the three months ended March 31, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 53% to $67.4 million, or 46% of revenue, for the three months ended March 31, 2007 from $44.0 million, or 43% of revenue, for the three months ended March 31, 2006. We continue to maintain robust gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 54% to $56.3 million, or 46% of revenue, for the three months ended March 31, 2007, from $36.6 million, or 43% of revenue, for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the first quarter of 2007, Sovintel recorded approximately $4.3 million of additional costs related to the introduction of CPP, and $0.5 million related to the introduction of a fixed USD-RUR exchange rate for payroll related costs. During the first quarter of 2007, the costs related to our SARs increased by approximately $0.5 million compared to the first quarter of 2006.
     Cost of revenue for the BCS division of GTU increased by 12% to $5.7 million, or 42% of revenue, for the three months ended March 31, 2007, from $5.1 million, or 44% of revenue, for the three months ended March 31, 2006. Cost of revenue decreased as a percentage of revenue primarily due to a decrease in the transmission costs as a result of the transmission optimization program started in 2006. Partly offsetting this decrease was an increase in the settlement costs following the introduction of the new interconnection rules effective January 1, 2007.

     BCS cost of revenue increased by approximately $0.9 million due to the acquisitions of TTK, Kubtelecom, and Telcom in 2006.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 79% to $71.7 million, or 75% of revenue, for the three months ended March 31, 2007, from $40.1 million, or 67% of revenue, for the three months ended March 31, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 69% to $67.4 million, or 78% of revenue, for the three months ended March 31, 2007, from $39.8 million, or 71% of revenue, for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the first quarter of 2007, Sovintel recorded approximately $6.8 million of additional costs related to the introduction of CPP, and $0.3 million related to the introduction of a fixed USD-RUR exchange rate for payroll related costs. During the first quarter of 2007, the costs related to our SARs increased by approximately $0.3 million compared to the first quarter of 2006.
     Cost of revenue for the Carrier and Operator Services division of GTU increased to $5.5 million, or 76% of revenue for the three months ended March 31, 2007, from $2.3 million, or 66% of revenue for the three months ended March 31, 2006. Cost of revenue increased as a percentage of revenue primarily due to introduction of the new interconnection rules effective January 1, 2007, lower margin local transit and incoming international traffic accounting for a larger portion of our total wholesale traffic in the first quarter of 2007.
     Carrier and Operator Services cost of revenue increased by approximately $0.7 million due to the acquisitions of Kubtelecom in 2006.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 21% to $9.8 million, or 95% of revenue, for the three months ended March 31, 2007, from $8.1 million, or 66% of revenue, for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. We incurred approximately $1.8 million of origination fees for calls terminated to our dial-up Internet services network. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature. In addition, we incurred additional costs related to our WiFi network in Moscow which became commercially operational only from March 1, 2007.
     Consumer Internet Services cost of revenue increased by approximately $0.2 million due to the acquisitions of Kubtelecom and Corus in 2006.
     Mobile Services. Cost of revenue from Mobile Services increased by 8% to $1.3 million, or 72% of revenue for the three months ended March 31, 2007, from $1.2 million, or 46% of revenue for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue is mainly due to additional payments for the frequencies received under the new GSM-1800 license and network costs related to the FMC network development.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 52% to $51.5 million, or 20% of revenue, for the three months ended March 31, 2007, from $33.9 million, or 19% of revenue, for the three months ended March 31, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $14.4 million, or 88%, primarily due to a $9.1 million increase in SARs costs, a $1.9 million additional charge recorded in the first quarter of 2007 related to introduction of a fixed USD-RUR exchange rate for payroll related costs, a 21% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. Bad debt expense decreased by approximately $1.2 million compared to the three months ended March 31, 2006, mainly due to the change in the cash collection trends. Taxes, other than income taxes, increased by $0.8 million between years due to an increase in property taxes and non-recoverable VAT. Our advertising costs increased by $0.9 million due to intensified marketing campaign of our new products and re-branding. The remaining $2.7 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.

Depreciation and Amortization
     Our depreciation and amortization expenses increased by 27% to $28.6 million for the three months ended March 31, 2007, from $22.6 million for the three months ended March 31, 2006. Depreciation expense increased by $5.5 million, or 31%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $0.5 million, or 10%, primarily due to amortization on intangible assets arising from acquisitions consummated in 2006.
Equity in Earnings (Losses) of Ventures
     The earnings (losses) after interest and tax charges from our investments in non-consolidated ventures decreased to a loss of $0.4 million for the three months ended March 31, 2007, compared to earnings of $0.3 million for the three months ended March 31, 2006. The losses incurred are mainly due to the operations of ZAO Rascom (“Rascom”). We acquired 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the three months ended March 31, 2007, decreased to $0.3 million from $0.7 million for the three months ended March 31, 2006. The decrease in interest income is due to decreased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the three months ended March 31, 2007, decreased to negligible amount from $0.1 million for the three months ended March 31, 2006.
Foreign Currency Gain
     Our foreign currency gain for the three months ended March 31, 2007, decreased to $0.3 million from $0.9 million for the three months ended March 31, 2006. The decrease in foreign currency gain is due to the combination of movements in exchange rates and change in functional currency effective July 1, 2006.
Minority Interest
     Our minority interest was $1.4 million for the three months ended March 31, 2007, compared to $1.1 million for the three months ended March 31, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2006, we acquired less than 100% of Tatintelcom and Kubtelecom.
Provision for Income Taxes
     Our charge for income taxes was $9.5 million for the three months ended March 31, 2007, compared to $9.4 million for the three months ended March 31, 2006. Our effective tax rate was 38% for the three months ended March 31, 2007, up from 31% for the three months ended March 31, 2006. The increase is primarily due to increased levels of tax losses incurred in our US subsidiaries and implementation of FIN No. 48 resulting in additional income tax expense. We have recorded a full valuation allowance against the deferred tax assets related to these net operating loss carry-forwards.
Net Income and Net Income per Share
     Our net income for the three months ended March 31, 2007 was $14.5 million, compared to a net income of $18.8 million for the three months ended March 31, 2006.
     Our net income per share of common stock decreased to $0.40 for the three months ended March 31, 2007, compared to a net income per share of $0.52 for the three months ended March 31, 2006. The decrease in net income per share of common stock was due to the decrease in net income, and an increase in the number of weighted average shares to 36,674,693 in the three months ended March 31, 2007, compared to 36,473,481 in the three months ended March 31, 2006. The increase in outstanding shares was a direct result of the employee stock option exercises and the issuance of restricted stock to members of our Board of Directors. In addition, during the three months ended March 31, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
     Our net income per share of common stock on a fully diluted basis decreased to $0.39 for the three months ended March 31, 2007, compared to a net income per common share of $0.51 for the three months ended March 31, 2006. The decrease in net income per share of common stock on a fully diluted basis was due to the decrease in net income, and an increase in the number of weighted average shares assuming dilution to 36,791,884 in the three months ended March 31, 2007, compared to 36,656,864 in the three months ended March 31, 2006. In addition, during the three months ended March 31, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at March 31, 2007, compared to Consolidated Financial Position at December 31, 2006
Accounts Receivable
     Accounts receivable increased by $24.4 million from $147.7 million at December 31, 2006, to $172.1 million March 31, 2007, as a result of increased revenue when comparing the month of March 2007 with the month of March 2006, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules.
Intangible Assets
     Our intangible assets increased by $66.4 million from $116.5 million at December 31, 2006, to $182.9 million at March 31, 2007, as a result of additional intangible assets recorded upon the acquisition of Kolangon, and the purchase of additional numbering capacity, partly offset by amortization on continuing intangible assets of the consolidated subsidiaries.
Other Non-Current Liabilities
     Our other non-current liabilities increased by $4.0 million from $2.3 million at December 31, 2006, to $6.3 million at March 31, 2007, due to increase in obligations related to the SARs as a result of strong performance of our common stock.
Minority Interest
     Our minority interest increased by $15.3 million from $31.3 million at December 31, 2006, to $46.6 million at March 31, 2007, due to a $1.4 million minority interest in earnings for the year ended December 31, 2006, and consolidation of Kolangon, which was acquired in February 2007, where our ownership interest is less than 100%.
Stockholders’ Equity
          Shareholders’ equity increased by $14.4 million from $817.2 million at December 31, 2006, to $831.6 million at March 31, 2007, as a result of our net income of $14.5 million in the three months ended March 31, 2007, and a $7.9 million increase in accumulated other comprehensive income, partly offset by an $8.5 million impact of adoption of FIN No. 48 recorded as the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007. Also, shareholders’ equity increased by $0.4 million due to stock option exercises and $0.1 million due to vesting of restricted shares.
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) expenses that are non-deductible on the income tax return; (3) write-offs of certain assets that are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we anticipate that these deferred tax assets will be realized through deduction against future taxable income. We also have deferred tax assets related to net operating loss carry-forwards and deductible temporary differences for US federal income tax purposes. We have recorded a full valuation allowance against these deferred tax assets due to our assessment of sources of future taxable income in the United States. We have also recorded a deferred tax asset related to net operating loss carry- forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future.

Liquidity and Capital Resources
     The following table shows our cash flows for the three months ended March 31, 2007 and March 31, 2006:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2007
	(in millions)
CASH FLOWS
Provided by operating activities	$28.3	$55.7
Used in investing activities	(38.9)	(47.1)
(Used in) provided by financing activities	(7.6)	64.0
Effect of exchange rate changes	0.3	0.6

Net (decrease) increase in cash and cash equivalents	$(17.9)	$73.2
     Our cash and cash equivalents was $91.6 million and $18.4 million as of March 31, 2007, and December 31, 2006, respectively. Our total restricted cash was $0.2 million as of March 31, 2007 and December 31, 2006. The restricted cash is maintained in connection with certain of our equity investee’s debt obligations as described below.
     Net cash provided by our operating activities increased by $27.4 million to $55.7 million for the three months ended March 31, 2007, from $28.3 million for the three months ended March 31, 2006. This increase in net cash inflows from operating activities at March 31, 2007, is mainly due to the faster collections from customers partly offset by the effects of changes in the settlements with local operators following the introduction of the new interconnection rules effective January 1, 2006 and the decrease of net income.
     During the three months ended March 31, 2007, we received approximately $228.5 million in cash from our customers for services and we paid approximately $163.8 million to suppliers and employees. During the three months ended March 31, 2006, we received approximately $170.8 million in cash from our customers for services and we paid approximately $130.3 million to suppliers and employees.
     We used cash of $47.1 million and $38.9 million for investing activities for the three months ended March 31, 2007, and 2006, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $44.5 million for the three months ended March 31, 2007, of which $4.2 million was related to purchases in 2006, and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $38.1 million for the three months ended March 31, 2006.
     We used cash of $0.1 million for the three months ended March 31, 2007, for payment of legal, financial and consulting fees related to the acquisition of Kolangon. We used cash of $2.9 million for the three months ended March 31, 2006, for the acquisition of Tatintelcom.
     We paid no dividends during the three months ended March 31, 2007. We paid dividends of $7.3 million to shareholders on March 31, 2006.
     We had working capital of $68.7 million as of March 31, 2007 and $42.8 million as of December 31, 2006. Our working capital ratio (current assets divided by current liabilities) was 1.25 as of March 31, 2007 and 1.23 as of December 31, 2006.
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
     In February 2007, we entered into a lease agreement with Eurotel for STM-1 fiber optic capacity from Ufa to Krasnoyarsk. The lease has a term of five years and total payments of $9.8 million. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a loan of $9.8 million to the lessor. During the three months ended March 31, 2007, we disbursed $2.0 million to Eurotel under the loan agreement. The loan matures in 2012.

     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from ZAO Citibank (“Citibank”), a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. The funding level as of March 31, 2007, for all these facilities, totaled $0.2 million was funded to our non-consolidated entities. The loan facilities carry interest at a rate equal to the three-month London Inter-Bank Offering Rate (“LIBOR”) plus 1.0% per annum (equivalent to approximately 6.2%, on average for loans outstanding, at March 31, 2007) and mature in July 2007.
     In July 2006, GTU entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). As of March 31, 2007, GTU had borrowed $3.5 under this credit facility. The credit facility carries interest at a rate equal to the between LIBOR plus 2% to 8.5%. The credit facility requires GTU to maintain accounts with Calyon in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In October 2006, Sovintel entered into short term, revolving, credit facility for up to 518,000,000 RUR, equivalent to $19.9 million, with ZAO International Moscow Bank (“IMB”), a related party. As of March 31, 2007, Sovintel had not borrowed funds under this facility. The credit facility carries interest at a rate equal to the Moscow Prime Offered Rate plus 3%. The credit facility requires Sovintel to maintain accounts with IMB in the currencies of the loan and ensure that the aggregate amount of deposits credited to Sovintel’s accounts with IMB is at least 150,000,000 RUR, equivalent to $5.8 million, for each interest period during the term of the credit facility.
     In January 2007, we entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which we, GTS Finance, Inc., our wholly-owned subsidiary, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to LIBOR plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on us related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires us to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of March 31, 2007, GTS Finance, Inc., had borrowed $50.0 million for a ninety-day period which we intend to refinance with long-term debt. As of March 31, 2007, Sovintel had borrowed $25.0 million for a five-year period. During the three months ended March 31, 2007, we paid approximately $3.9 million of origination fees to the lead arrangers.
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
     As of March 31, 2007, our credit ratings were as follows:

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

     For the three months ended March 31, 2007, we paid $8.2 million to our CEO, senior management, and other employees to settle SARs granted in 2005 and 2006. In late 2007 and subsequent years, we may incur significant cash outlays to settle SARs outstanding at March 31, 2007.
Contractual Obligations
     As of March 31, 2007, we had the following contractual obligations, including long-term debt arrangements, capital leases, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)(4)
	(in thousands)
		Less	1 - 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$83,906	$52,814	$23,153	$7,939	$—
Capital lease obligations	4,516	2,985	1,531	—	—
Non-cancelable lease obligations	34,178	11,224	18,340	4,038	576
Purchase obligations (1)	102,936	33,406	40,098	20,141	9,291
Other long-term liabilities (2)	6,342	—	6,342	—	—

Total	$231,878	$100,429	$89,464	$32,118	$9,867

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

(4)	FIN No. 48 liabilities of $8.9 million are excluded from the Contractual Obligations table because we are not able to make a reasonable reliable estimate of the period of cash settlement with the respective taxing authority.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, including our expectations to fund such requirements through cash on hand, cash from operations, proceeds from additional equity and debt offerings, and debt financing activities, including the $275 million loan facility, (ii) our plans to enter the media market, (iii) existing and potential tax claims, (iv) the effects of existing and potential litigation, including our belief that Sovintel has not violated its licenses over traffic routing and the provision of domestic and international services, (v) projected traffic volumes, revenues and other growth indicators; (vi) anticipated revenues and expenses, including capital expenditures to implement our long distance licenses and federal transit network, (vii) our plans to convert SARs to options, (viii) our plans to provide new, more technologically advanced services to customers, (ix) our competitive environment; (x) our plans to develop FMC services in Ukraine; (xi) our intention to offer our services under the Golden Telecom brand; (xii) our plans to roll-out of our fixed-mobile convergent network in Ukraine; (xiii) our intentions to expand our fiber optic capacity in Russia and Ukraine and add transmission capacity; (xiv) our expectations regarding revenues and cost savings from our zonal networks, (xv) the impact of critical accounting policies and estimates; (xvi) the growth and development of our operations in key regions of Russia, (xvii) our growth strategy in our business segments; (xviii) the political, regulatory and economic situation in the markets in which we operate and our expectations regarding the markets in which we operate, (xix) the effect, cost and expected benefits of utilizing our intercity and international licenses, including the implementation of our federal transit network, (xx) expectations regarding deferred taxation, and (xxi) the development and deployment of our broadband and related WiFi technology strategies including the roll-out of our FTTB networks, are forward-looking and concern our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to enter the media market, our ability to convert SARs to options, use of debt for possible future acquisitions, the potential effect of the regulatory regime on our operations, the utilization of our intercity and international licenses including development of our federal transit network and the cost of such development, our ability to effectively operate our zonal networks or interconnect with zonal operators, our ability to integrate recently acquired companies into our operations, any adverse court rulings regarding licenses or other matters, the development of our broadband and related WiFi technology strategies including the development of our FTTB networks, our ability to roll out our fixed-mobile convergent network in Ukraine, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K for the year ended December 31, 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the information provided in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. In the quarter ended March 31, 2007, the Company changed its automated systems used for legal entity consolidation for US GAAP purposes. The Company implemented the new automated system used for legal entity consolidation for US GAAP purposes after due testing and acceptance procedures. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceeding that the Company believes will have a material adverse effect on the Company’s business, financial condition or operating results.
Item 1A. Risk Factors
     The discussion of the Company’s results of operations and financial condition should be read together with the risk factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Designation	Description
10.1	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises LTD., and Rambert Management Limited is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.2	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.3	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec. is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.4	Guaranty, dated as of February 22, 2007, by and among Golden Telecom, Inc., EDN Sovintel LLC, Dawn Key Limited, and Mr. Alexander Mamut is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.5	Facility Agreement dated January 25, 2007 as amended and restated on March 22, 2007 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 28, 2007.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN TELECOM, INC. (Registrant)

By:	/s/ BORIS SVETLICHNY
Name: Title:	Boris Svetlichny Senior Vice-President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By: Name:	/s/ MICHAEL D. WILSON Michael D. Wilson
Title:	Vice-President and Corporate Controller (Principal Accounting Officer)
Date: May 15, 2007

EXHIBIT INDEX
Item 6. Exhibits

Designation	Description
10.1	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises LTD., and Rambert Management Limited is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.2	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.3	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec. is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.4	Guaranty, dated as of February 22, 2007, by and among Golden Telecom, Inc., EDN Sovintel LLC, Dawn Key Limited, and Mr. Alexander Mamut is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K of the Company dated February 27, 2007.

10.5	Facility Agreement dated January 25, 2007 as amended and restated on March 22, 2007 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 28, 2007.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.