Form 10-Q/A
period 2007-03-31
GOLDEN TELECOM INC
filed 2007-08-14
CIK 1089874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 9, 2007, there were 40,308,222 outstanding shares of common stock of the registrant.

GOLDEN TELECOM, INC.
EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Golden Telecom, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on Form 10-Q on May 15, 2007.
     On August 8, 2007, the Audit Committee of the Board of Directors of the Company, upon management’s recommendation, and after discussion with the Company’s independent registered public accounting firm, Ernst & Young LLC, concluded that the Company’s previously issued financial statements as of and for the three months ended March 31, 2007 (the “Financial Statements”) should no longer be relied upon.
     The Company has determined that there was a mathematical mistake made in the calculation of compensation expense for stock appreciation rights for the three months ended March 31, 2007, which resulted in a $2.8 million overstatement of such expense for that three-month period. After tax effect, the correction of this error on the Financial Statements is an increase in net income of $2.2 million or $0.06 per share — basic and diluted.
     See Note 2 to the unaudited Condensed Consolidated Financial Statements for further explanation and a discussion of the impact to the Company’s net income and earnings per share.
     The Items of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 which are amended and restated herein are:
1.	Part 1, Item 1 — Financial Statements; Condensed Consolidated Balance Sheet as of March 31, 2007 (as restated), Condensed Statement of Operations for the three months ended March 31, 2007 (as restated) and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 (as restated).

2.	Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	Part 1, Item 4 — Controls and Procedures.
     Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 15, 2007 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.
     The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 in the form filed with the SEC on May 15, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2006	2007
		(as restated)
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

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2006	2007
		(as restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,058	$193,682
VAT payable	2,725	7,704
Debt maturing within one year	12,305	4,676
Current capital lease obligation	753	2,228
Deferred revenue	21,634	23,213
Due to affiliates and related parties	4,505	5,690
Liability for acquisition	—	38,621
Other current liabilities	611	579

TOTAL CURRENT LIABILITIES	188,591	276,393

Long-term debt, less current portion	29	77,088
Long-term deferred tax liability	29,268	46,105
Long-term deferred revenue	36,951	41,834
Long-term capital lease obligations	1,591	1,416
Other non-current liabilities	2,321	3,563

TOTAL LIABILITIES	258,751	446,399

Minority interest	31,263	46,575

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2007)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,673,015 and 36,692,015 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively)	367	367
Additional paid-in capital	674,993	675,467
Retained earnings	66,744	74,975
Accumulated other comprehensive income	75,072	82,966

TOTAL SHAREHOLDERS’ EQUITY	817,176	833,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,107,190	$1,326,749

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
		(as restated)
REVENUE:
Telecommunication services	$176,647	$253,197
Revenue from affiliates and related parties	1,493	2,542

TOTAL REVENUE	178,140	255,739

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	93,393	150,095
Selling, general and administrative (excluding depreciation and amortization)	33,881	48,986
Depreciation and amortization	22,649	28,557

TOTAL OPERATING COSTS AND EXPENSES	149,923	227,638

INCOME FROM OPERATIONS	28,217	28,101
OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	324	(375)
Interest income	647	268
Interest expense	(76)	—
Foreign currency gains	906	267

TOTAL OTHER INCOME	1,801	160

Income before income taxes and minority interest	30,018	28,261
Income taxes	9,414	10,130
Minority interest	1,138	1,412

Income before cumulative effect of a change in accounting principle	19,466	16,719

Cumulative effect of a change in accounting principle, net of tax of $52	681	—

NET INCOME	$18,785	$16,719

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.54	$0.46
Cumulative effect of a change in accounting principle	0.02	—

Net income per share – basic	$0.52	$0.46

Weighted average common shares – basic	36,473	36,675

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.53	$0.45
Cumulative effect of a change in accounting principle	0.02	—

Net income per share – diluted	$0.51	$0.45

Weighted average common shares – diluted	36,657	36,792

Cash dividends per common share	$0.20	$—

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
		(as restated)
OPERATING ACTIVITIES:
Net income	$18,785	$16,719
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation	17,701	23,155
Amortization	4,948	5,402
Equity in (earnings) losses of ventures	(324)	375
Foreign currency gain	(906)	(267)
Bad debt expense	2,808	1,657
Stock appreciation rights compensation expense	1,893	8,939
Cumulative effect of a change in accounting principle, net of tax of $52	681	—
Other	(166)	1,455
Changes in assets and liabilities:
Accounts receivable	(15,513)	(25,210)
Accounts payable and accrued expenses	8,112	27,816
VAT, net	(4,432)	2,007
Other changes in assets and liabilities	(5,345)	(6,344)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,242	55,704

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(38,090)	(44,535)
Acquisitions, net of cash acquired	(2,942)	(85)
Restricted cash	340	(2)
Other investing	1,776	(2,491)

NET CASH USED IN INVESTING ACTIVITIES	(38,916)	(47,113)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	235	378
Cash dividends paid	(7,296)	—
Proceeds from debt	—	71,564
Repayment of debt	—	(7,707)
Other financing	(517)	(197)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,578)	64,038

Effect of exchange rate changes on cash and cash equivalents	338	573

Net increase (decrease) in cash and cash equivalents	(17,914)	73,202
Cash and cash equivalents at beginning of period	67,176	18,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,262	$91,615

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
Note 2: Restatement of Unaudited Financial Statements
     In the second quarter of 2007, management determined that the Company had a mathematical mistake in its calculation of Stock Appreciation Rights (“SARs”) expense for the three months ended March 31, 2007 which resulted in a approximately $2.8 million overstatement of such expense for the three months ended March 31, 2007. After tax effect, the correction of this mathematical mistake on the condensed consolidated Statement of Operations is an increase in net income of approximately $2.2 million or $0.06 per share — basic and diluted. The Company’s interim financial statements as of and for the three months ended March 31, 2007 are being restated to reflect a correction of this mathematical mistake as follows:

	As originally reported	As restated
	Three months ended March 31, 2007
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS:
Access and network services (excluding depreciation and amortization)	$150,401	$150,095
Selling, general and administrative (excluding depreciation and amortization)	51,459	48,986
Income from operations	25,322	28,101
Income taxes	9,566	10,130
Net Income	14,504	16,719
Net income per share — basic	0.40	$0.46
Net income per share — diluted	$0.39	$0.45

	As originally reported	As restated
	At March 31, 2007
	(in thousands)
CONSOLIDATED BALANCE SHEET:
Long-term deferred tax liability	$45,541	$46,105
Other non-current liabilities	6,342	3,563
Total liabilities	448,614	446,399
Retained earnings	72,760	74,975
Total shareholders’ equity	831,560	833,774
Note 3: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
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
Note 4: Comprehensive Income
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Comprehensive income comprises the following:

	Three Months Ended March 31,
	2006	2007
		(as restated)
	(in thousands)
Net income	$18,785	$16,719
Foreign currency translation adjustment	—	7,894

Comprehensive income	$18,785	$24,613

Note 5: Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2006		As of March 31, 2007
	(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$119,433	$(49,450)	$117,643	$(50,085)
Contract-based customer relationships	5 years	42,104	(28,578)	42,571	(30,198)
Licenses	10 years	26,948	(4,295)	96,292	(3,538)
Other intangible assets	6 years	18,374	(7,991)	18,982	(8,760)

Total		$206,859	$(90,314)	$275,488	$(92,581)

Note 6: Net Income Per Share
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
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2006	2007
		(as restated)
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$19,466	$16,719

Weighted average outstanding of:
Common stock shares	36,473	36,675

Dilutive effect of:
Employee stock options	184	117

Common stock and common stock equivalents	36,657	36,792

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.54	$0.46

Diluted	$0.53	$0.45

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 7: Business Combinations and Investment Transactions
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
Note 8: Shareholders’ Equity
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
Note 9: Stock Option and Stock Appreciation Rights Plans
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     A summary of activity under the Golden Telecom, Inc. 2005 SARs Plan and the EDN Sovintel LLC 2005 Stock Appreciation Rights Bonus Plan, and the SARs granted to the Chief Executive Officer outside of these plans, as of March 31, 2006 and 2007, and changes during the three months then ended is presented below:

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
     The weighted-average fair value of SARs outstanding as of March 31, 2007 was $28.95 per SAR. As of March 31, 2007, there was $8.0 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.7 years.
     During the three months ended March 31, 2007, the Company reversed $0.8 million, net of tax, of accrued liabilities related to prior periods.
Note 10: Commitments and Contingencies
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
Note 11: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
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
Note 12: Segment Information
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2006

Revenue from external customers	$103,359	$62,423	$12,259	$2,590	$—	$180,631	$178,140	$(3,879)	$1,388
Intersegment revenue	—	12	—	—	(12)	—	—	—	—
Operating income (loss)	26,229	7,033	(363)	534	(4,454)	28,979	28,217	(762)	—
Identifiable assets	498,620	333,254	68,821	2,865	17,116	920,676	892,136	(28,540)	—
Capital expenditures	20,805	8,035	2,895	47	5	31,787	31,587	(200)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended March 31, 2007 (as restated)

Revenue from external customers	$148,008	$99,132	$10,273	$1,837	$—	$259,250	$255,739	$(4,147)	$636
Intersegment revenue	—	4	—	—	(4)	—	—	—	—
Operating income (loss)	33,445	5,626	(5,130)	(381)	(6,117)	27,443	28,101	658	—
Identifiable assets	690,463	490,205	113,340	15,062	54,238	1,363,308	1,326,749	(36,559)	—
Capital expenditures	29,641	17,330	7,147	674	6	54,798	48,390	(6,408)	—
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
(Unaudited)
Note 13: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Three months ended March 31,
	2006	2007
	(in thousands)
Amounts payable in connection with business acquisitions	$1,000	$—
Capitalized leased assets	—	1,568
Amounts payable for acquired assets	—	38,621
Note 14: Subsequent Events
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
Restatement of Unaudited Financial Statements
     In the second quarter of 2007, management determined that we had a mathematical mistake in our calculation of Stock Appreciation Rights (“SARs”) expense for the three months ended March 31, 2007 which resulted in a approximately $2.8 million overstatement of such expense for the three months ended March 31, 2007. After tax effect, the correction of this mathematical mistake on the condensed consolidated Statement of Operations is an increase in net income of approximately $2.2 million or $0.06 per share — basic and diluted
Recent Acquisitions
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
Other Developments
     We are currently reviewing our 2005 SAR Plan and investigating other forms of equity based compensation for our employees to decrease volatility of related expenses. We are currently considering granting stock options and restricted stock to our employees under our 1999 Equity Participation Plan (“Equity Plan”). In April 2007, our Board of Directors approved an amendment to the Equity Plan, subject to shareholder approval, to increase the number of shares of our common stock authorized for issuance under the Equity Plan by 1,000,000. We plan to convert outstanding SARs into stock options.
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
Expenses
     The following table shows our principal expenses for the three months ended March 31, 2007 and March 31, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended March 31, 2006	Ended March 31, 2007
		(as restated)
	(in millions)
COST OF REVENUE
Business and Corporate Services	$44.0	$67.2
Carrier and Operator Services	40.1	71.6
Consumer Internet Services	8.1	9.8
Mobile Services	1.2	1.3
Corporate	—	0.2

TOTAL COST OF REVENUE	93.4	150.1
Selling, general and administrative	33.9	49.0
Depreciation and amortization	22.6	28.6
Equity in (earnings)/ losses of ventures	(0.3)	0.4
Interest income	(0.7)	(0.3)
Interest expense	0.1	—
Foreign currency gain	(0.9)	(0.3)
Minority interest	1.1	1.4
Provision for income taxes	9.4	10.1
Cumulative effect of a change in accounting principle, net of tax	$0.7	$—
Cost of Revenue
     Our cost of revenue increased by 61% to $150.1 million for the three months ended March 31, 2007 from $93.4 million for the three months ended March 31, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 53% to $67.2 million, or 45% of revenue, for the three months ended March 31, 2007 from $44.0 million, or 43% of revenue, for the three months ended March 31, 2006. We continue to maintain robust gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
     Cost of revenue for the BCS division of Sovintel increased by 53% to $56.1 million, or 46% of revenue, for the three months ended March 31, 2007, from $36.6 million, or 43% of revenue, for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the first quarter of 2007, Sovintel recorded approximately $4.3 million of additional costs related to the introduction of CPP, and $0.5 million related to the introduction of a fixed USD-RUR exchange rate for payroll related costs. During the first quarter of 2007, the costs related to our SARs increased by approximately $0.3 million compared to the first quarter of 2006.
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
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 79% to $71.6 million, or 75% of revenue, for the three months ended March 31, 2007, from $40.1 million, or 67% of revenue, for the three months ended March 31, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 69% to $67.3 million, or 78% of revenue, for the three months ended March 31, 2007, from $39.8 million, or 71% of revenue, for the three months ended March 31, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the first quarter of 2007, Sovintel recorded approximately $6.8 million of additional costs related to the introduction of CPP, and $0.3 million related to the introduction of a fixed USD-RUR exchange rate for payroll related costs. During the first quarter of 2007, the costs related to our SARs increased by approximately $0.2 million compared to the first quarter of 2006.
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
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 45% to $49.0 million, or 19% of revenue, for the three months ended March 31, 2007, from $33.9 million, or 19% of revenue, for the three months ended March 31, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $11.9 million, or 74%, primarily due to a $6.6 million increase in SARs costs, a $1.9 million additional charge recorded in the first quarter of 2007 related to introduction of a fixed USD-RUR exchange rate for payroll related costs, a 21% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. Bad debt expense decreased by approximately $1.2 million compared to the three months ended March 31, 2006, mainly due to the change in the cash collection trends. Taxes, other than income taxes, increased by $0.8 million between years due to an increase in property taxes and non-recoverable VAT. Our advertising costs increased by $0.9 million due to intensified marketing campaign of our new products and re-branding. The remaining $2.7 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.

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
Provision for Income Taxes
     Our charge for income taxes was $10.1 million for the three months ended March 31, 2007, compared to $9.4 million for the three months ended March 31, 2006. Our effective tax rate was 36% for the three months ended March 31, 2007, up from 31% for the three months ended March 31, 2006. The increase is primarily due to increased levels of tax losses incurred in our US subsidiaries and implementation of FIN No. 48 resulting in additional income tax expense. We have recorded a full valuation allowance against the deferred tax assets related to these net operating loss carry-forwards.
Net Income and Net Income per Share
     Our net income for the three months ended March 31, 2007 was $16.7 million, compared to a net income of $18.8 million for the three months ended March 31, 2006.
     Our net income per share of common stock decreased to $0.46 for the three months ended March 31, 2007, compared to a net income per share of $0.52 for the three months ended March 31, 2006. The decrease in net income per share of common stock was due to the decrease in net income, and an increase in the number of weighted average shares to 36,674,693 in the three months ended March 31, 2007, compared to 36,473,481 in the three months ended March 31, 2006. The increase in outstanding shares was a direct result of the employee stock option exercises and the issuance of restricted stock to members of our Board of Directors. In addition, during the three months ended March 31, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
     Our net income per share of common stock on a fully diluted basis decreased to $0.45 for the three months ended March 31, 2007, compared to a net income per common share of $0.51 for the three months ended March 31, 2006. The decrease in net income per share of common stock on a fully diluted basis was due to the decrease in net income, and an increase in the number of weighted average shares assuming dilution to 36,791,884 in the three months ended March 31, 2007, compared to 36,656,864 in the three months ended March 31, 2006. In addition, during the three months ended March 31, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
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
Other Non-Current Liabilities
     Our other non-current liabilities increased by $1.3 million from $2.3 million at December 31, 2006, to $3.6 million at March 31, 2007, due to increase in obligations related to the SARs as a result of strong performance of our common stock.
Minority Interest
     Our minority interest increased by $15.3 million from $31.3 million at December 31, 2006, to $46.6 million at March 31, 2007, due to a $1.4 million minority interest in earnings for the year ended December 31, 2006, and consolidation of Kolangon, which was acquired in February 2007, where our ownership interest is less than 100%.
Stockholders’ Equity
          Shareholders’ equity increased by $16.6 million from $817.2 million at December 31, 2006, to $833.8 million at March 31, 2007, as a result of our net income of $16.7 million in the three months ended March 31, 2007, and a $7.9 million increase in accumulated other comprehensive income, partly offset by an $8.5 million impact of adoption of FIN No. 48 recorded as the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007. Also, shareholders’ equity increased by $0.4 million due to stock option exercises and $0.1 million due to vesting of restricted shares.
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
Contractual Obligations
     As of March 31, 2007, we had the following contractual obligations, including long-term debt arrangements, capital leases, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)(4)
	(in thousands) (as restated)
		Less	1 - 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$83,906	$52,814	$23,153	$7,939	$—
Capital lease obligations	4,516	2,985	1,531	—	—
Non-cancelable lease obligations	34,178	11,224	18,340	4,038	576
Purchase obligations (1)	102,936	33,406	40,098	20,141	9,291
Other long-term liabilities (2)	3,563	—	3,563	—	—

Total	$229,099	$100,429	$86,685	$32,118	$9,867

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

(4)	FIN No. 48 liabilities of $8.9 million are excluded from the Contractual Obligations table because we are not able to make a reasonable reliable estimate of the period of cash settlement with the respective taxing authority.

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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     At the time of our filing of our Quarterly Report on Form 10-Q for the quarter ended March 31 2007, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, which conclusion they believed was accurate at that time. Subsequent to the date of our filing of such Quarterly Report, the Company has determined that there was a mathematical mistake made in the calculation of compensation expense for the Company’s stock appreciation rights (“SARs”) for the three months ended March 31, 2007, which resulted in a $2.8 million overstatement of such expense for that three-month period. Management has concluded that this error reflected a material weakness in the controls over the clerical accuracy of the Company’s share-based compensation computations at March 31, 2007.
     Under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them as of March 31, 2007 because of the material weakness described above.
     To address the material weakness described above, the Company is implementing additional manual controls and procedures over the computations made and recorded for its SARs compensation expense.
Changes in internal controls over financial reporting.
     In the quarter ended March 31, 2007, the Company changed its automated systems used for legal entity consolidation for US GAAP purposes. The Company implemented the new automated system used for legal entity consolidation for US GAAP purposes after due testing and acceptance procedures. Other than the matters described in this Item 4, there were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. At the time of filing this amended Quarterly Report on Form 10-Q, management is in the process of remediating the material weakness surrounding the process for recording of compensation expense for SARs as described above.

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
Date: August 14, 2007

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