Form 10-Q
period 2007-06-30
GOLDEN TELECOM INC
filed 2007-08-14
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0391303 (I.R.S. Employer Identification No.)

Representative Office Golden TeleServices, Inc. 1 Kozhevnichesky Proezd Moscow, Russia (Address of principal executive office)	115114 (Zip Code)
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 9, 2007, there were 40,308,222 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,413	$96,124
Cash held in escrow	—	10,000
Accounts receivable, net of allowance for doubtful accounts of $25,224 and $30,054 at December 31, 2006 and June 30, 2007, respectively	147,719	198,829
VAT receivable	21,486	34,220
Prepaid expenses	11,371	12,528
Taxes receivable, excluding VAT	6,466	9,000
Notes receivable	379	1,715
Deferred tax asset	11,098	14,467
Inventory	7,682	10,262
Due from affiliates and related parties	1,227	2,806
Restricted cash	—	235
Other current assets	5,564	7,714

TOTAL CURRENT ASSETS	231,405	397,900

Property and equipment, net of accumulated depreciation of $352,765 and $409,661 at December 31, 2006 and June 30, 2007, respectively	552,341	799,530

Goodwill and intangible assets:
Goodwill	180,539	290,219
Intangible assets, net of accumulated amortization of $90,314 and $103,702 at December 31, 2006 and June 30, 2007, respectively	116,545	236,993

Net goodwill and intangible assets	297,084	527,212
Investments in and advances to ventures	11,886	12,152
Notes receivable	2,500	20,973
Restricted cash	233	—
Other non-current assets	11,741	15,779

TOTAL ASSETS	$1,107,190	$1,773,546

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	June 30,
	2006	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,058	$257,530
VAT payable	2,725	13,412
Debt maturing within one year	12,305	11,728
Current capital lease obligation	753	5,072
Deferred revenue	21,634	25,104
Due to affiliates and related parties	4,505	5,533
Liability for acquisition	378	8,205
Other current liabilities	233	193

TOTAL CURRENT LIABILITIES	188,591	326,777

Long-term debt, less current portion	29	225,149
Long-term deferred tax liability	29,268	72,339
Long-term deferred revenue	36,951	44,847
Long-term capital lease obligations	1,591	9,496
Other non-current liabilities	2,321	2,510

TOTAL LIABILITIES	258,751	681,118

Minority interest	31,263	72,208

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and June 30, 2007)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,673,015 and 39,915,234 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively)	367	399
Additional paid-in capital	674,993	822,124
Retained earnings	66,744	107,238
Accumulated other comprehensive income	75,072	90,459

TOTAL SHAREHOLDERS’ EQUITY	817,176	1,020,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,107,190	$1,773,546

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

REVENUE:
Telecommunication services	$195,242	$295,263	$371,889	$548,460
Revenue from affiliates and related parties	1,726	2,406	3,219	4,948

TOTAL REVENUE	196,968	297,669	375,108	553,408

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	105,608	171,633	199,001	321,728
Selling, general and administrative (excluding depreciation and amortization)	33,569	44,797	67,450	93,783
Depreciation and amortization	23,923	32,413	46,572	60,970

TOTAL OPERATING COSTS AND EXPENSES	163,100	248,843	313,023	476,481

INCOME FROM OPERATIONS	33,868	48,826	62,085	76,927

OTHER INCOME (EXPENSE):
Equity in earnings (losses) of ventures	347	107	671	(268)
Interest income	156	1,160	803	1,428
Interest expense	(74)	(3,065)	(150)	(3,065)
Foreign currency gains (losses)	669	1,326	1,575	1,593

TOTAL OTHER INCOME (EXPENSE)	1,098	(472)	2,899	(312)

Income before income taxes and minority interest	34,966	48,354	64,984	76,615
Income taxes	11,356	14,706	20,770	24,836
Minority interest	965	1,385	2,103	2,797

Income before cumulative effect of a change in accounting principle	22,645	32,263	42,111	48,982

Cumulative effect of a change in accounting principle, net of tax of $52	—	—	681	—

NET INCOME	$22,645	$32,263	$41,430	$48,982

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	0.62	0.85	1.15	1.31
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — basic	$0.62	$0.85	$1.13	$1.31

Weighted average common shares — basic	36,600	37,872	36,537	37,277

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.62	$0.85	1.15	1.31
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — diluted	$0.62	$0.85	$1.13	$1.31

Weighted average common shares — diluted	36,716	37,983	36,687	37,400

Cash dividends per common share	$0.20	$—	$0.40	$—

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
OPERATING ACTIVITIES:
Net income	$41,430	$48,982
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:

Depreciation	36,545	49,395
Amortization	10,027	11,575
Equity in (earnings) losses of ventures	(671)	268
Foreign currency gain	(1,575)	(1,593)
Bad debt expense	4,555	3,394
Stock based compensation expense	2,273	11,223
Cumulative effect of a change in accounting principle, net of tax of $52	681	—
Other	452	534
Changes in assets and liabilities:
Accounts receivable	(27,855)	(36,659)
Accounts payable and accrued expenses	22,916	19,505
VAT, net	(6,552)	(925)
Other changes in assets and liabilities	(1,055)	3,978

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,171	109,677

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(81,206)	(110,162)
Acquisitions, net of cash acquired	(16,486)	(106,066)
Restricted cash	337	(2)
Cash held in escrow	—	(10,000)
Loans made	(3,000)	(19,815)
Other investing	1,206	596

NET CASH USED IN INVESTING ACTIVITIES	(99,149)	(245,449)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	2,306	756
Cash dividends paid	(14,622)	—
Proceeds from debt	—	281,706
Repayment of debt	—	(69,203)
Other financing	(1,062)	(697)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,378)	212,562

Effect of exchange rate changes on cash and cash equivalents	591	921

Net increase (decrease) in cash and cash equivalents	(30,765)	77,711
Cash and cash equivalents at beginning of period	67,176	18,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,411	$96,124

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
     Golden Telecom, Inc. (the “Company” or “GTI”) is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States (“CIS”), primarily in Russia, and through its fixed line and mobile operations in Ukraine.
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 should be read in conjunction with the consolidated financial statements contained in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below.
Accounting from Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007, of approximately $8.5 million. As of June 30, 2007, the Company included accruals for unrecognized income tax benefits totaling approximately $20.1 million as a component of accrued liabilities.
     A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(in thousands)
Balance at January 1, 2007	$8,555
Additions based on tax positions related to the current year (including additions related to the acquisition of ZAO Cortec in May 2007 of $10,221)	10,457
Additions of tax positions of prior years	1,044
Reductions of tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$20,056

     Approximately $9.9 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $5.3 million of the unrecognized income tax benefit will be reversed within the next twelve months, due to expiration of the statute of limitations. It is also reasonably possible that the total amounts of unrecognized tax benefits will decrease by approximately $6.5 million due to the potential deconsolidation of a variable interest entity in the period ending September 30, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to approximately $13.2 million if the Company’s position was successfully challenged. However, the Company believes that it is reasonably possible that such an increase in total unrecognized tax benefits will be recognized as certain tax position due to a favorable outcome of the litigation with tax authorities in the amount of approximately $8.0 million before the end of 2007.
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expenses. During the three and six months ended June 30, 2007, the Company recognized approximately $0.4 million and $0.6 million, respectively, in interest and penalties. At January 1, 2007 and June 30, 2007, the Company had accrued for approximately $3.2 million and $7.0 million, respectively, for the payment of interest and penalties.
     As of the adoption of FIN No. 48, the tax years ended December 31, 2003, 2004, 2005 and 2006 remained subject to examination by United States tax authorities. As of the adoption date of FIN No.48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by Russian and Ukrainian tax authorities.
Income Taxes
     The Company accounts for income taxes using the liability method required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board No. 28, “Interim Financial Reporting,” which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the tax rates currently applicable to the Company in the United States and to the Company’s subsidiaries in Russia and other CIS countries and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, primarily related to amortization of intangible assets, foreign exchange and other permanent differences as well as estimates as to the realization of certain deferred tax assets. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are generally intended to be reinvested in those operations permanently. In the case of non-consolidated entities, where the Company’s partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.
Comparative Figures
     Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.
Recent Accounting Pronouncements
Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Emerging Issues Task Force reached (“EITF”) a consensus on EITF Issue No. 06-03 (“EITF No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 became effective for fiscal years beginning after December 15, 2006. The Company continues to present such taxes on a net basis in the consolidated statement of operations, and therefore, the adoption of EITF No. 06-03 had no effect on the Company’s consolidated financial position or results of operations.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.
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
Note 3: Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three and six months ended June 30, 2007, total comprehensive income included, in addition to net income, the effect of translating foreign currency denominated financial statements of the Company’s foreign subsidiaries domiciled in Russia and Ukraine into the Company’s reporting currency, in accordance with SFAS No. 52, “Foreign Currency Translation”.
     Comprehensive income comprises the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)

Net income	$22,645	$32,263	$41,430	$48,982
Foreign currency translation adjustment	—	7,493	—	15,387

Comprehensive income	$22,645	$39,756	$41,430	$64,369

Note 4: Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2006		As of June 30, 2007
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Intangible assets:
Telecommunications service contracts	10 years	$119,433	$(49,450)	$132,215	$(54,163)
Contract-based customer relationships	5 years	42,104	(28,578)	51,263	(33,878)
Licenses	10 years	26,948	(4,295)	102,083	(4,469)
Brand name	10 years	—	—	32,800	(2,269)
Other intangible assets	6 years	18,374	(7,991)	22,334	(8,923)

Total		$206,859	$(90,314)	$340,695	$(103,702)

     Approximately $85.5 million of licenses are not being amortized because they are not ready for their intended use.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 5: Net Income Per Share
     Basic earnings per share at June 30, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at June 30, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and six months ended June 30, 2006 and 2007 was 10,000 and 1,456,020 stock options, respectively.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share data)

Income before cumulative effect of a change in accounting principle	$22,645	$32,263	$42,111	$48,982

Weighted average outstanding of:
Common stock shares	36,600	37,872	36,537	37,277

Dilutive effect of:
Employee stock options	116	111	150	123

Common stock and common stock equivalents	36,716	37,983	36,687	37,400

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.62	$0.85	$1.15	$1.31

Diluted	$0.62	$0.85	$1.15	$1.31

Note 6: Business Combinations and Investment Transactions
     In February 2007, the Company completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in three of the Company’s other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. The Company acquired Fortland for approximately $49.7 million consisting of cash consideration of approximately $38.6 million paid in April 2007, and a deferred payment of $11.1 million due in October 2007, approximately $0.2 million of direct transaction costs plus the assumption of approximately $1.8 million debt. The acquisition of Fortland was accounted for as an asset purchase of television license through a variable interest entity. The Company has consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, the Company allocated approximately $72.1 million to licenses, approximately $17.2 million to deferred tax liability, and approximately $15.0 million to noncontrolling interest. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of approximately $12.1 million to the seller. The loan, issued in April 2007, is secured by a pledge of a 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In April 2007, the Company completed the acquisition of 100% ownership interest in ZAO Telecommunications Agency (“Atel”), a fixed line alternative telecommunications operator in Perm, for approximately $4.5 million in cash consideration. The Company has consolidated the financial position and results of operations of Atel from April 1, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.7 million to fixed assets which will be depreciated over a weighted average period of approximately 7 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $1.8 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In May 2007, the Company completed the acquisition of 100% ownership interest in OOO ICA Center of Commercial Real Estate (“CKN”), which owns 6,181 square meters of a building in Moscow. The Company acquired CKN for approximately $9.8 million of cash consideration. The acquisition of CKN was accounted for as an asset purchase of a building through a variable interest entity. On acquisition, the Company allocated $12.0 million to fixed assets and approximately $2.3 million to deferred tax liability. The Company has consolidated the financial position and the results of operations of CKN from May 1, 2007.
     In May 2007, the Company completed the acquisition of a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”) from Inure Enterprises Ltd. and Rambert Management Limited, pursuant to a Stock Purchase Agreement. The total purchase price of approximately $196.8 million consisted of approximately $142.1 million of GTI’s common stock, representing 3,193,219 shares, cash consideration of approximately $8.2 million, and direct transaction costs of approximately $1.4 million. At June 30, 2007, the Company had $10.0 million held in escrow out of which the $8.2 million of cash consideration was paid in August 2007. In addition, as part of the purchase price, the Company refinanced $45.0 million of debt that the seller owed to OAO Vneshtorgbank. The refinancing was effected through a loan to Corbina from the Company. The purchase consideration of GTI’s common stock, which was issued on May 25, 2007, was determined based on the closing price of the Company’s common stock on December 20, 2006, when the Company announced that it had entered into a binding Memorandum of Understanding with Dawn Key Limited to acquire a 51% ownership interest in Corbina. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between December 18, 2006 and December 22, 2006, which was $44.51 per share. Management believes the acquisition of 51% of Corbina further strengthens the Company’s position in the Company’s broadband strategy and positions the Company to realize future operating and cost synergies. Corbina is an integrated telecommunications provider of telecommunications and Internet services in Russia. The Company has consolidated the financial position of Corbina from May 31, 2007 and the results of operations of Corbina from June 1, 2007. Corbina holds a variable interest and is the primary beneficiary of Mircom Trading, Inc. (“Mircom”), a British Virgin Islands registered wholesale telecommunications operator providing a range of carrier and operator services to foreign telecommunications operators. Mircom is owned by a member of the Board of Directors of Corbina. As of June 30, 2007, Mircom had net liabilities of approximately $14.8 million. For the month ended June 30, 2007, Mircom had revenues of approximately $0.7 million and net loss of approximately $0.3 million. The creditors of Mircom have no recourse to the Company’s general credit.
     The acquisition of 51% ownership interest in Corbina was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The following is the condensed balance sheet of Corbina as of May 31, 2007 reflecting the preliminary purchase price allocation to the net assets acquired:

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

May 31, 2007
(in thousands)
ASSETS:
Current assets	$31,743
Property and equipment	150,327
Intangible assets	51,591
Goodwill	103,698
Other assets	23

Total assets	$337,382

LIABILITES:
Current liabilities	$94,100
Non-current liabilities	25,307

Net assets	$217,975

Less: Minority interest in net assets acquired	(21,194)

Total purchase consideration and transaction costs	$196,781

Consideration and transaction costs:
GTI shares consideration	142,130
Cash consideration	8,205
Loan refinancing	45,000
Direct transaction costs	1,446

Total purchase consideration and transaction costs	$196,781

     The Company’s financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $32.8 million to brand which will be amortized over a period of 10 years, approximately $10.5 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 6 years, approximately $7.6 million to contract-based customer relationship intangible assets which will be amortized over a weighted average period of approximately 9 years, approximately $0.1 million to licenses which will be amortized over a weighted average period of 5 years, and approximately $0.6 million to other intangible assets which will be amortized over a weighted average period of 5 years. The Company has recorded approximately $10.3 million of tax contingencies related to the acquisition of Corbina. The purchase price allocation will be finalized upon the completion of the valuation of the acquired fixed and intangible assets and resolving tax contingencies. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $103.7 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $23.0 million of this goodwill has been assigned to the Business and Corporate Services reportable segment, approximately $5.0 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment, approximately $66.8 million of this goodwill has been assigned to the Consumer Internet Services reportable segment, and approximately $8.9 million of this goodwill has been assigned to the Mobile Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the acquisition of 51% ownership interest in Corbina. The goodwill will be tested for impairment at least annually.
     The following unaudited pro forma consolidated results of operations for the Company give effect to the Corbina business combination as if it had occurred at the beginning of 2006 and to give effect to the Corbina business combination as if it had occurred at the beginning of 2007. These unaudited pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)
	(in thousands, except per share data)

Revenue	$217,059	$320,363	$414,166	$604,968
Income before cumulative effect of a change in accounting principle	22,395	33,654	41,840	50,320
Cumulative effect of a change in accounting principle	—	—	(681)	—

Net income	$22,395	$33,654	$41,159	$50,320

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.56	$0.82	$1.05	$1.24
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — basic
Weighted average common shares — basic	$0.56	$0.82	$1.03	$1.24

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.56	$0.82	$1.05	$1.24
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — diluted	$0.56	$0.82	$1.03	$1.24

     In June 2007, the Company completed the acquisition of 100% ownership interest in ZAO Direct Net Telecommunications (“DirectNet”) and ZAO Satcom Tel (“Satcomtel”), fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDNT (UK) Limited, for approximately $1.4 million in cash consideration, including the assignment of approximately $0.7 of intercompany debt from the seller to the Company. The Company has consolidated the financial position and the results of operations of DirectNet and Satcomtel from June 1, 2007.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years and approximately $0.1 million to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In June 2007, the Company completed the acquisition of 75% ownership interest in OOO Alcar (“Alcar”), an early-stage WiFi enterprise in Russia from an entity, the principal shareholder of which is also a shareholder in three of the Company’s other subsidiaries. The Company acquired Alcar for approximately $1.9 million of cash consideration. The acquisition of Alcar was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. On acquisition, the Company allocated approximately $3.1 million to licenses, approximately $0.7 million to deferred tax liability, and approximately $0.8 million to noncontrolling interest. The Company has consolidated the financial position and the results of operations of Alcar from June 1, 2007.
Note 7: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 167,358 shares and 49,000 shares in the six months ended June 30, 2006 and 2007, respectively, which shares were issued in connection with the exercise of employee stock options.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In May 2007, the Company issued 3,193,219 shares of the Company’s common stock in connection with the acquisition of 51% ownership interest in Corbina.
     At June 30, 2007, there were 5,597 unvested restricted shares of the Company’s common stock outstanding with a value of $0.3 million. Unvested restricted shares of 497 relate to restricted shares issued to senior management of the Company in August 2005 and vest gradually over approximately two years. The remaining 5,100 unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2007 and vest after one year.
Note 8: Stock Option and Stock Appreciation Rights Plans
     During the six months ended June 30, 2006 and 2007, the Company recorded pretax stock-based compensation expense of approximately $2.2 million and $11.2 million, respectively, related to the expensing of the Company’s Stock Appreciation Rights (“SARs”), non-qualified stock options and restricted shares.
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Equity Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. In April 2007, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an amendment to the Equity Plan to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by the Company’s shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. There are 1,959,019 securities remaining available for future issuance under the Company’s Equity Plan.
     The Company has established the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“SARs Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SARs Bonus Plan”). On June 27, 2007, the terms of the outstanding SARs issued under the SARs plan and the Sovintel SARs Bonus Plan were modified to cap the maximum of payout to the employee at the closing sales price per share of the Company’s common stock on the NASDAQ Global Select Market on June 27, 2007, or $53.80. On June 27, 2007, the participants of the SARs Plan, the Sovintel SARs Bonus Plan, and the SARs granted to the Chief Executive Officer (“CEO”) outside of these plans, were granted 849,150 stock options (one stock option for every capped SAR) with essentially the same terms as the capped SARs with the exercise price of $53.80.
     On June 28, 2007, the Company’s Board of Directors approved and the Company granted 606,870 options to senior management and key employees. Under the terms of the Company’s Equity Plan the options were granted at a share price which was the closing sales price per share of the Company’s common stock on the NASDAQ Global Select Market on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon the Company’s common stock achieving an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in the sole discretion of the Company. If the Company’s stock does not achieve an average closing trading price of at least $82.15 per share for thirty consecutive days within three years of the date of grant, such portion of the options shall expire by its own terms and shall not be exercisable. The options have a contractual term of 5 years and are settled in stock only .

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of activity under the SARs Plan, the Sovintel SARs Bonus Plan, and the SARs granted to the CEO outside of these plans, as of June 30, 2006 and 2007, and changes during the six months then ended are presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	60,000	31.46
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(42,400)	28.95

Outstanding at June 30, 2006	1,269,400	29.30	$—

Exercisable at June 30, 2006	—	$—	$—

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2007	1,293,800	$29.05
SARs granted	—	—
SARs exercised	(648,117)	28.43
SARs expired	—	—
SARs forfeited	(33,900)	29.88

Outstanding at June 30, 2007	611,783	29.67	$15,500

Exercisable at June 30, 2007	21,100	$26.19	$608
     The weighted-average fair value of SARs outstanding as of June 30, 2007 was $19.19 per SAR. As of June 30, 2007, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.9 years.
     A summary of activity under the Equity Plan as of June 30, 2006 and 2007, and changes during the six months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	Stock options	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	373,012	$14.31
Stock options granted	—	—
Stock options exercised	(167,358)	13.81
Stock options expired	—	—
Stock options forfeited	—	—

Outstanding at June 30, 2006	205,654	14.71	$2,272

Exercisable at June 30, 2006	205,654	$14.71	$2,272

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Weighted
		Average
		Exercise	Aggregate
	Stock options	Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2007	157,915	$13.82
Stock options granted	1,456,020	55.58
Stock options exercised	(49,000)	15.07
Stock options expired	—	—
Stock options forfeited	—	—

Outstanding at June 30, 2007	1,564,935	55.34	$5,574

Exercisable at June 30, 2007	367,382	$41.78	$4,860
     The weighted-average fair value of stock options outstanding as of June 30, 2007 was $18.80 per stock option. As of June 30, 2007, there was approximately $23.3 million of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average requisite service period of 1.5 years.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9: Commitments and Contingencies
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with taxes in the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and June 30, 2007. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned Russian subsidiary, EDN Sovintel LLC (“Sovintel”) is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of approximately $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on April 3, 2007. On April 28, 2007 the tax inspectorate appealed this decision. The second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on July 16, 2007. The Company expects that the tax inspectorate will appeal this decision in the third instance court. The term for appeal will expire on September 26, 2007. Currently, the Company does not consider an unfavorable outcome probable for this claim. In October 2006, ZAO International Moscow Bank, a related party, provided a bank guarantee for up to 518,000,000 Russian Rubles, equivalent to approximately $20.1 million, for Sovintel’s obligation in connection with this claim.
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of Value Added Taxes (“VAT”) relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the approximately $21.9 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the year ended December 31, 2006 is assessed as being up to approximately $13.0 million. The amount of risk relating the six months ended June 30, 2007 is assessed as being up to approximately $7.3 million. Should the Russian tax inspectorate assert such claim, the Company believes it has meritorious defenses to successfully dispute such claim and defend its position in court. However, due to the fact that court cases on such matters are appearing for the first time, the expected outcome of such cases is currently unclear.
Taxes Other Than Income Tax
     The Company has also identified contingencies related to taxes other than income tax. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2007 management estimates such contingencies related to taxes on other than income tax to be up to approximately $3.0 million. The Company believes the estimated loss related to these contingencies is not probable and, as such, it is not accrued at June 30, 2007.
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
     In a letter dated December 20, 2006, several deputies of the State Duma wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its Federal Transit Network was operating under its previous licenses. The Company believes that it was acting in accordance with Russian regulations and legislation and our licenses.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net Assets Position in Accordance with Statutory Requirements
     In accordance with Russian legislation, joint stock companies must maintain a level of equity (net assets) that is greater than the charter capital. In the event that a company’s net assets, as determined under Russian accounting legislation, fall below certain minimum levels, specifically below zero, the company can be forced to liquidate.
     Kolangon and some of the Company’s other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company’s results of operations, financial position and operating plans. The Company is currently in the process of remediating this situation.
Other Commitments and Contingencies
     The Company has future purchase commitments of approximately $95.2 million as of June 30, 2007, which primarily includes equipment, interconnection and satellite transponder capacity.
     In January 2007, the Company entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which, the Company, GTS Finance, Inc., a wholly-owned subsidiary of the Company, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on the Company related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires the Company to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of June 30, 2007, the Company’s has $225.0 million outstanding under the Facility Agreement. The Company paid approximately $3.9 million of arrangement fees to the lead arrangers which are recorded in other non-current assets.
     In January 2007, the Company entered into a five year lease agreement with ZAO Rascom, the Company’s equity method investee, for the right to use eight STM-64 fiber optic cable systems between Moscow and Stockholm. The Company had the right to take possession of two STM-64 fiber optic cable systems as of January 1, 2007 and the option to increase to six STM-64 fiber optic cable systems in the future. In connection with this lease, the Company has recorded a capitalized leased asset and a related capital lease obligation, which were approximately $1.6 million and $1.4 million, respectively as of June 30, 2007.
     In February 2007, the Company entered into a five year lease agreement for the right to use STM-1 fiber optic capacity on major routes within Russia. The Company had the right to take possession of this STM-1 fiber optic capacity beginning April 1, 2007. In March 2007, the Company issued a $2.0 million loan to the same company that has provided the lease and in May 2007 the Company issued an additional approximately $5.9 million loan to the same company that has provided the lease. The loan has payment terms of 59 months, which start in May 2007, and carries interest at the rate of 9 percent per annum. In connection with this lease, the Company has recorded a capitalized leased asset and a related capital lease obligation, which were approximately $9.8 million and $9.8 million, respectively as of June 30, 2007.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Sovintel is currently engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”), a 74% owned subsidiary of the Company, in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The first instance court ruled in favor of the minority shareholders on December 4, 2006. The second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim on March 14, 2007. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court turned down the claim. The shareholder may file a new claim based on other grounds. The Company does not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, the Company may be forced to unwind the Kubtelecom acquisition.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned Sovintel that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, the Company notified Rossvyaznadzor that the Company believes that Sovintel has not violated its licenses. Sovintel filed a lawsuit against Rossvyaznadzor and on May 17, 2007, the court turned down Sovintel’s lawsuit for procedural reasons that the license in question had been annulled and that there were no grounds for dispute. On May 29, 2007, Sovintel appealed this court decision and on June 26, 2007, Sovintel withdrew its lawsuit. On June 29, 2007, the court accepted Sovintel’s withdrawal of the lawsuit and revoked the decision of the first instance court.
     The Company is currently engaged in a regulatory dispute with the National Commission of Communication’s Regulation of Ukraine (“NCCR”) over re-registration of the license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), a 75% owned Ukrainian subsidiary of the Company. The first instance court ruled in favor of S-Line on April 18, 2007 obliging the NCCR to re-register the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. The Company considers the re-registration of this license probable. While the Company awaits formal re-registration, the license continues to be valid.
     During the six months ended June 30, 2007, the Company purchased services of approximately $1.6 million from a minority shareholder in four of the Company’s subsidiaries.
Note 10: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company’s ownership percentages in its equity method investments range from approximately 50% to 54%.
     The components of the Company’s investments in and advances to ventures are as follows:

	As of December 31, 2006	As of June 30, 2007
	(in thousands)
Equity in net assets acquired	$13,448	$13,022
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,355)	(1,485)
Cash advances and other	(1,520)	(698)

Total investments in and advances to ventures	$11,886	$12,152

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances and loans. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 11: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and six months ended June 30, 2006 and 2007, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)

Three Months Ended June 30, 2006
Revenue from external customers	$113,073	$71,398	$12,243	$2,621	$—	$199,335	$196,968	$(4,210)	$1,843
Intersegment revenue	—	9	—	—	(9)	—	—	—	—
Operating income (loss)	30,787	7,399	667	501	(4,468)	34,886	33,868	(1,018)	—
Identifiable assets	520,706	364,875	73,136	9,145	(2.968)	964,894	935,924	(28,970)	—
Capital expenditures	22,318	9,365	5,067	5,614	24	42,388	41,873	(515)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended June 30, 2007
Revenue from external customers	$167,466	$116,883	$13,445	$3,666	$—	$301,460	$297,669	$(5,602)	$1,811
Intersegment revenue	—	—	—	—	—	—	—	—	—
Operating income (loss)	47,578	12,790	(4,528)	(275)	(5,971)	49,594	48,826	(768)	—
Identifiable assets	809,745	540,818	357,770	48,342	53,959	1,810,634	1,773,546	(37,088)	—
Capital expenditures	42,450	14,883	14,364	2,950	754	75,401	76,000	599	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)

Six Months Ended June 30, 2006
Revenue from external customers	$216,432	$133,821	$24,502	$5,211	$—	$379,966	$375,108	$(8,089)	$3,231
Intersegment revenue	—	21	—	—	(21)	—	—	—	—
Operating income (loss)	57,016	14,432	304	1,035	(8,922)	63,865	62,085	(1,780)	—
Identifiable assets	520,706	364,875	73,136	9,145	(2.968)	964,894	935,924	(28,970)	—
Capital expenditures	43,123	17,400	7,962	5,661	29	74,175	73,460	(715)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Six Months Ended June 30, 2007
Revenue from external customers	$315,474	$216,015	$23,718	$5,503	$—	$560,710	$553,408	$(9,749)	$2,447
Intersegment revenue	—	4	—	—	(4)	—	—	—	—
Operating income (loss)	81,023	18,416	(9,658)	(656)	(12,088)	77,037	76,927	(110)	—
Identifiable assets	809,745	540,818	357,770	48,342	53,959	1,810,634	1,773,546	(37,088)	—
Capital expenditures	72,091	32,213	21,511	3,624	760	130,199	124,390	(5,809)	—
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of three and six months ended June 30, 2006 and 2007, respectively is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended June 30, 2006
Revenue	$175,430	$19,359	$2,179	$196,968
Long-lived assets	654,249	57,659	12,736	724,644

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended June 30, 2007
Revenue	$272,939	$25,188	$(458)	$297,669
Long-lived assets	1,243,696	95,197	36,753	1,375,646

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six months ended June 30, 2006
Revenue	$334,480	$37,054	$3,574	$375,108
Long-lived assets	654,249	57,659	12,736	724,644

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Six months ended June 30, 2007
Revenue	$505,338	$48,177	$(107)	$553,408
Long-lived assets	1,243,696	95,197	36,753	1,375,646
Note 12: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Six months ended June 30,
	2006	2007
	(in thousands)
Amounts payable in connection with business acquisitions	$378	$8,205
Capitalized leased assets	—	11,477
Issuance of common stock in connection with an acquisition	—	142,130
Note 13: Subsequent Events
     In July 2007, the Company issued 392,988 unregistered shares of GTI’s common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ Global Select Market on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable because of the shares issued as part of the acquisition of Corbina. No underwriter or underwriting discount was involved in the offering. The shares of common stock were not registered under the Securities Act in reliance on an exemption under Section 4(2) thereof.
     In July 2007, TeliaSonera Acquisition Corp. acquired MCT Corp. (“MCT”) in a merger transaction. GTS Mobile Services, Inc. (“GMS”), a wholly-owned subsidiary of the Company, owned approximately 22.8% of MCT. GMS tendered its shares in MCT and received cash consideration of approximately $38.6 million. GMS may receive up to an additional $9.9 million upon the satisfaction of certain conditions. The Company’s investment in MCT had a carrying value of zero, therefore the amount received will be recorded as a gain in the consolidated statement of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and six months ended June 30, 2006, and 2007. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 295 access points in Russia and other countries of the CIS as of June 30, 2007, a 3% increase from 287 access points as of June 30, 2006. In addition, we offer mobile services in Moscow and the Moscow region, and the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services (“BCS”) Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Moscow, Kiev and Odessa we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine. In addition, we offer WiFi services in Moscow under the Golden WiFi brand. We also offer broadband Internet access in Moscow, St. Petersburg, Yaroslavl, Tula, and Kaluga under the Corbina Telecom brand.
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
     In the first half of 2007, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.

Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In February 2007, we completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in two of our other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. We acquired Fortland for approximately $49.7 million consisting of cash consideration of $38.6 million, and a deferred payment of $11.1 million due in October 2007, $0.2 million of direct transaction costs plus the assumption of a $1.8 million debt. The acquisition of Fortland was accounted for as an asset purchase of television licenses through a variable interest entity. We have consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, we allocated approximately $72.1 million to licenses, approximately $17.2 million to deferred tax liability, and approximately $15.0 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired intangible assets and minority interest. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $12.1 million to the seller. The loan, issued in April 1007, is secured by a pledge of a 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, we also entered into a put option agreement that, if exercised, would require us to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, we also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In April 2007, we completed the acquisition of 100% ownership interest in ZAO Telecommunications Agency (“Atel”), a fixed line alternative telecommunications operator in Perm, Russia for approximately $4.5 million in cash consideration. We have consolidated the financial position and results of operations of Atel from April 1, 2007. On acquisition, we allocated $2.7 million to fixed assets and $1.8 million to goodwill. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets.
     In May 2007, we completed the acquisition of 100% ownership interest in OOO ICA Center of Commercial Real Estate (“CKN”), which owns 6,181 square meters of a building in Moscow. We acquired CKN for approximately $9.8 million of cash consideration. The acquisition of CKN was accounted for as an asset purchase of a building through a variable interest entity. On acquisition, we allocated $12.0 million to fixed assets and $2.3 million to deferred tax liability. We have consolidated the financial position and the results of operations of CKN from May 1, 2007.
     In May 2007, we completed the acquisition of a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”) from Inure Enterprises Ltd. and Rambert Management Limited, pursuant to a Stock Purchase Agreement. The total purchase price of approximately $196.8 million consisted of approximately $142.1 million of our common stock, representing 3,193,219 shares, cash consideration of $8.2 million, and direct transaction costs of approximately $1.4 million. In addition, as part of the purchase price, we refinanced $45.0 million of debt that the seller owes to OAO Vneshtorgbank. The refinancing was effected through our loan to Corbina. The purchase consideration of our common stock, which was issued on May 25, 2007, was determined based on the closing price of our common stock on December 20, 2006, when we announced that it had entered into a binding Memorandum of Understanding with Dawn Key Limited to acquire a 51% ownership interest in Corbina. Accordingly, our shares issued in consideration are valued based on the average closing price of our common stock for the five consecutive trading days between December 18, 2006 and December 22, 2006, which was $44.51 per share. Management believes the acquisition of 51% of Corbina further strengthens our position in the broadband strategy and positions us to realize future operating and cost synergies. Corbina is an integrated telecommunications provider of telecommunications and Internet services in Russia. We have consolidated the financial position of Corbina from May 31, 2007 and the results of operations of Corbina from June 1, 2007. On acquisition, we allocated approximately $32.8 million to brand, $10.5 million to telecommunications service contracts intangible assets, $7.6 million to contract-based customer relationship intangible assets, $0.1 million to licenses, and $0.4 million to other intangible assets. We have recorded approximately $10.3 million of tax contingencies related to the acquisition of Corbina. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets and resolving tax related contingencies. Corbina holds a variable interest and is the primary beneficiary of Mircom Trading, Inc. (“Mircom”), a British Virgin Islands registered wholesale telecommunications operator providing a range of carrier and operator services to foreign telecommunications operators. Mircom is owned by a member of the Board of Directors of Corbina. As of June 30, 2007, Mircom had net liabilities of approximately $14.8 million. For the month ended June 30, 2007, Mircom had revenues of approximately $0.7 million and net loss of approximately $0.3 million. The creditors of Mircom have no recourse to our general credit.
     In June 2007, we completed the acquisition of 100% ownership interest in ZAO Direct Net Telecommunications (“DirectNet”) and ZAO Satcom Tel (“Satcomtel”), fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDT (UK) limited, for approximately $1.4 million in cash consideration, including the assignment of approximately $0.7 million of intercompany debt from the seller to us. We have consolidated the financial position and the results of operations of DirectNet and Satcomtel from July 1, 2007. On acquisition, we allocated $0.1 million to telecommunications services contracts intangible assets,

$0.1 million to other intangible assets, and approximately $1.9 million to goodwill. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets.
     In June 2007, we completed the acquisition of 75% ownership interest in OOO Alcar (“Alcar”), an early stage WiFi enterprise in the Moscow region of Russia, from an entity, the principal shareholder of which is also a shareholder in three of our other subsidiaries. We acquired Alcar for approximately $1.9 million of cash consideration. The acquisition of Alcar was accounted for as an asset purchase of WiFi and WiMAX frequencies through a variable interest entity. We have consolidated the financial position and results of operations of Alcar from June 1, 2007. On acquisition, we allocated approximately $3.1 million to licenses, approximately $0.7 million to deferred tax liability, and approximately $0.8 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the intangible assets and minority interest.
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
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned EDN Sovintel LLC (“Sovintel”) that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, the Company notified Rossvyaznadzor that the Company believes that Sovintel has not violated its licenses. Sovintel filed a lawsuit against Rossvyaznadzor and on May 17, 2007, the court turned down Sovintel’s lawsuit for procedural reasons that the license in question had been annulled and that there were no grounds for dispute. On May 29, 2007, Sovintel appealed this court decision and on June 26, 2007, Sovintel withdrew its appeal. On June 29, 2007, the court accepted Sovintel’s withdrawal of the appeal and the case is now closed. We no longer use the license in question.
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
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements will be based on the actual volume of traffic. The switch to the new rules was not completed in the first half of 2007. As a result of these changes, we expect an increase in cost of revenue which could be partially offset by additional revenue for the traffic termination to our network.
     On March 4, 2006, the Russian President approved amendments to the Russian Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls on fixed and mobile lines in Russia are free of charge and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the six months ended June 30, 2007, we have recorded approximately $42.9 million in additional revenue. However, this increase in revenue was partially offset by approximately $30.1 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
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
Other Developments
     In April 2007, the Compensation Committee of our Board of Directors recommended and the Board of Directors approved an amendment to the 1999 Equity Participation Plan of Golden Telecom, Inc. (“the Equity Plan”) to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by our shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. There are 1,959,019 securities remaining available for future issuance under the Company’s Equity Plan.
     On June 27, 2007, the terms of the outstanding Stock Appreciation Rights (“SARs”) issued under the Golden Telecom, Inc. 2005 SAR Plan (“SARs Plan”) and the EDN Sovintel 2005 SAR Bonus Plan (“Sovintel SARs Bonus Plan”) were modified to cap the maximum of payout to the employee at the closing sales per share of our common stock on the NASDAQ Global Select Market on June 27, 2007, or $53.80. On June 27, 2007, the participants of the SARs Plan, the Sovintel SARs Bonus Plan, and the SARs granted to our Chief Executive Officer outside of these plans, were granted 849,150 stock options (one stock option for every capped SAR) with essentially the same terms as the capped SARs with the exercise price of $53.80.
     On June 28, 2007, our Board of Directors approved and we granted 606,870 options to senior management and key employees. Under the terms of our Equity Plan the options were granted at a share price which was the closing sales price per share of our common stock on the NASDAQ Global Select Market on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by us until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon our common stock achieving a an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in our sole discretion of the Company. If the Company’s stock does not achieve an average closing trading price of at least $82.15 per share for thirty consecutive days within three years of the date of grant, such portion of the options shall expire buy its own terms and shall not be exercisable. The options have a contractual term of 5 years and are settled in stock only .
     We are currently engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”) in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The first instance court ruled in favor of the minority shareholder on December 4, 2006. The second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim on March 14, 2007. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court turned down the claim. The shareholder may file a new claim based on other grounds. We do not consider an unfavorable outcome probable for this claim. However, in case of an unfavorable outcome of this litigation, we may be forced to unwind the Kubtelecom acquisition.
     We are currently engaged in a regulatory dispute with the NCCR over re-registration of the license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), our 75% owned Ukrainian subsidiary. The first instance court ruled in favor of S-Line on April 18, 2007 obliging the NCCR to re-registered the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. We consider the re-registration of this license probable. While we await formal re-registration, the license continues to be valid.
     We are currently engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $21.9 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on April 3, 2007. On April 28, 2007 the tax inspectorate appealed this decision. The second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on July 16, 2007. We expect that the tax inspectorate will appeal this decision in the third instance court. The term for appeal will expire on September 26, 2007. Currently, we do not consider an unfavorable outcome probable for this claim. In October 2006, ZAO International Moscow Bank, a related party, provided a bank guarantee for up to 518,000,000 Russian Rubles (“RUR”), equivalent to $19.9 million, for Sovintel’s obligation in connection with this claim.
     In July 2007, we issued 392,988 unregistered shares of common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ Global Select Market on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable because of the shares issued as part of the acquisition of Corbina.
     In July 2007, TeliaSonera Acquisition Corp. acquired MCT Corp. (“MCT”) in a merger transaction. GTS Mobile Services, Inc. (“GMS”), a wholly-owned subsidiary, owned approximately 22.8% of MCT. GMS has tendered its shares in MCT and received cash consideration of approximately $38.6 million. GMS may receive up to an additional $9.9 million upon the satisfaction of certain conditions. Our investment in MCT had a carrying value of zero, therefore the amount received will be recorded as a gain in the consolidated statement of operations.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2006 and during the first half of 2007, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2006 and during the first half of 2007. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 has continued into the second quarter of 2007. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with OAO Vimpel-Communications (“Vimpelcom”). In addition, we have completed construction of the Oktyabrsky to Samara through Togliatti, and from Samara to Saratov inter-city fiber optic links. We have completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. To date, we have invested approximately $32.9 million in these projects. In September 2006, we entered into an agreement with Vimpelcom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by Vimpelcom. In addition, in 2007 we started construction of the fiber optic link from Ufa to Perm, and from Samara to Uralsk in the northern part of Kazakhstan. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million in this and related backbone projects by the end of 2007. In February 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Ufa to Krasnoyarsk through Ekaterinburg, Chelyabinsk, Tyumen, Omsk and Novosibirsk with an option to upgrade this line to STM-4 capacity. We have taken the possession of this fiber optic capacity on April 1, 2007. This agreement will enable us to connect our operations in the European part of Russia with our operations in Siberia.

     In Ukraine, we have completed the construction of a national fiber optic STM-16 capacity network connecting 16 regional centers with cross border connections to Hungary and Poland. We have completed construction of the fiber optic links from Uzhgorod to Lvov with connection to the Hungarian border, from Lvov to Kiev through Lutsk, Rovno and Zhitomir, and from Kiev to Kharkov through Chernigov and Sumy with connection to the Russian border. This network became operational in the second quarter of 2007.
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
     To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006 and the first half of 2007, we started construction of zonal networks in 28 regions of the Russian Federation. To date, we have completed construction of zonal networks in 16 regions, including among others Moscow, St. Petersburg, Nizhny Novgorod, Kaliningrad, Samara, Sakhalin, Voronezh, Krasnodar, and Krasnoyarsk. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. We expect to start generating revenues and cost savings from the operations of our zonal networks in the second half of 2007.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized businesses (“SMB”) and the small office / home office (“SOHO”) markets. In those cases where the potential SMB and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to get access to the copper and other infrastructure of the incumbent operators under reasonable terms and conditions. The acquisition of Corbina significantly increases our presence in the Moscow SMB/SOHO telecommunications market.
     Our recently constructed FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. We launched our FTN-based DLD/ILD services in January 2007, targeting mainly wholesale customers. We also started to offer DLD/ILD services to corporate customers not directly connected to our network. In March 2007, we started offering DLD/ILD services on a pre-paid basis to residential customers in several regions of Russia. Due to existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force, we have captured approximately 20% market share of the total DLD/ILD market in Russia.
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
     As part of our broadband access strategy, we deployed one of the largest commercial WiFi metropolitan networks in the world. Our WiFi network in Moscow consists of more than 7,630 indoor and outdoor WiFi nodes. On March 1, 2007, we launched commercial operations of our WiFi network in Moscow. To date, we have approximately 29,200 customers who use our paid WiFi services in Moscow. On June 22, 2007, we launched commercial operations of our WiFi network in St. Petersburg. Following the acquisition of S-Line in October 2006, we intend to deploy wireless broadband networks in Kiev and other regions of Ukraine. In addition, we plan to provide wireless broadband coverage in the biggest cities and areas such as Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent.
     We also continued the deployment of DSL in selected regions of Russia and the CIS where we acquired copper “last mile” network. To date, we have approximately 45,200 customers using our DSL services in Russia and in the CIS.
     In order to meet the growing demand for broadband services we plan to construct FTTB networks in the top 65 cities of Russia with a combined population of 65 million people of which we will target approximately 15.6 million households. The acquisition of Corbina strengthened our position in the Moscow broadband Internet market. To date, Corbina’s FTTB network covers approximately 2.8 million households in Moscow, St. Petersburg, Yaroslavl, Tula, and Kaluga. In the second quarter of 2007, Corbina started construction of FTTB networks in Rostov, Saratov and Volgograd. By the end of 2007, we plan to complete deployment of FTTB networks in 12 cities of Russia. To date, Corbina has approximately 218,108 active broadband Internet subscribers. By the end of 2008, Corbina plans to achieve a subscriber base of more than 600,000 broadband subscribers.
     The Corbina acquisition enables us to offer quadric-play products to the mass market as we bundle broadband Internet access, VoIP, internet protocol television, and mobile virtual network based services. In April 2007, we started to offer WiFi access to the FTTB customers of Corbina at a special rate. In June 2007, we started to offer Voice-over-WiFi services in Moscow. In July 2007, Corbina launched the IPTV service in trial mode. The IPTV technology is based on a Microsoft platform and allows greater flexibility and interactivity enabling video-on-demand, pay-per-view and other value added services. We estimate that approximately 10,000 customers will sign up for IPTV services by the end of 2007. Bundling of products will help to attract new users, and provide new solutions to existing customers.
     Our Mobile Services line of business allows us to provide additional services to our wireline customers in Moscow and Ukraine. In the future, we expect to follow a marketing strategy aimed at providing fixed-mobile convergent (“FMC”) services to our existing corporate customers. In April 2006, the NCCR issued a license for GSM-1800 radio frequency to GTU for an additional 22 out of the remaining 25 regions of Ukraine we did not cover. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 4 out of 22 regions. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in the Kiev region, Donetsk, Zaporozhye, and Ivano-Frankovsk. In the second half of 2007, we plan to complete network testing and launch commercial operations. By the end of 2007, we plan to deploy the FMC network in an additional 19 regions of Ukraine. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed. Corbina also provides mobile services in Moscow using its DAMPS network. In August 2007, Corbina announced plans to migrate its DAMPS customers onto GSM network by the end of October 2007. Corbina uses the network of Vimpelcom to provide GSM services to its customers. To date, Corbina has approximately 20,800 DAMPS and 10,050 GSM active high-usage customers.
     The acquisition of Fortland enhances our broadband expansion strategy and will enable us to expand into the media market. Kolangon holds licenses and frequencies to provide digital television services in Moscow and St. Petersburg. We also applied for the licenses in other major cities of Russia. These licenses will be used to broadcast digital television channels with a higher quality of picture and to provide pay-per-view services using the DVB-T standard in MPEG-4 coding. The combination of access to DVB-T technology with our wide geographical presence across Russia will provide us with a potential market of up to 11 million households in 22 major Russian cities with a population of 35 million people. The Fortland acquisition will enable us to deliver a “Triple Play” service package, including high speed Internet access, digital television with about 50 channels, and VoIP. In June 2007, we started testing the DVB-T transmitter in Moscow. We plan to begin deployment of DVB-T transmitters in the second half of 2007 in order to start broadcasting in the first quarter of 2008. We plan to consider cooperation with on of the leading Russian media companies to ensure availability of the high quality content for our television services.
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
     Functional currency; prior to the third quarter of 2006, the functional currency for all of our foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, Sovintel introduced a semi-fixed USD — RUR exchange rate for settlements with a majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, we re-evaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of our subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of our subsidiaries domiciled in Russia and Ukraine on June 30, 2007 were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
     Stock-based compensation; effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, re-measured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR and stock options is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates.
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
     Tax provisions; in the course of preparing financial statements in accordance with US GAAP, we record potential taxes other than income tax loss provisions under the guidelines of SFAS No. 5, “Accounting for Contingencies”. In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. On January 1, 2007, we adopted Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN No. 48 carves out income taxes from SFAS No. 5. The adoption of FIN No. 48 resulted in the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007, of $8.5 million. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.
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

Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in Note 11 “Segment Information — Line of Business Data” to our consolidated financial statements.
     According to Russian government estimates, inflation in Russia was 9% in 2006, and 6% for the six months ended June 30, 2007. The Russian government expects inflation to be approximately 7% to 8% in 2007. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended June 30, 2007, compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2006

•	Consolidated Results. Consolidated Results of Operations for the Six Months Ended June 30, 2007, compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2006

•	Consolidated Financial Position. Consolidated Financial Position at June 30, 2007, compared to Consolidated Financial Position at December 31, 2006
Consolidated Results — Consolidated Results of Operations for the Three Months Ended June 30, 2007, Compared to the Consolidated Results of Operations for the Three Months Ended June 30, 2006
Revenue
     Our revenue increased by 51% to $297.7 million for the three months ended June 30, 2007 from $197.0 million for the three months ended June 30, 2006. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
REVENUE
Business and Corporate Services	$113.0	$167.2
Carrier and Operator Services	69.2	113.3
Consumer Internet Services	12.2	13.5
Mobile Services	2.6	3.7

TOTAL REVENUE	$197.0	$297.7
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
REVENUE
Moscow	$121.7	$194.3
Northwest region of Russia	18.0	26.8
Other regions of Russia and CIS	42.3	64.2
Ukraine	19.4	25.2
Eliminations	(4.4)	(12.8)

TOTAL REVENUE	$197.0	$297.7
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 48% to $167.2 million for the three months ended June 30, 2007 from $113.0 million for the three months ended June 30, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions as well as the introduction of CPP, have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 192,689 on June 30, 2006, to 319,595 on June 30, 2007, an increase of 66%.

     Revenue from the BCS division of Sovintel increased by 47% to $134.0 million for the three months ended June 30, 2007, from $90.9 million for the three months ended June 30, 2006. In the second quarter of 2007, Sovintel recorded approximately $12.7 million of additional revenue related to the introduction of CPP.
     BCS revenue in Moscow, our largest market, increased by $27.3 million, or 40%, to $95.2 million in the second quarter of 2007 from $67.9 million in the second quarter of 2006. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 75% in the second quarter of 2006 to approximately 71% of Sovintel’s total BCS revenue in the second quarter of 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. In the second quarter of 2007, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as the Moscow commercial real-estate market continues to experience significant investment. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $1.5 million, or 91%, in between the second quarter of 2006 and 2007. These services now account for approximately $3.1 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)	2006	2007	% Change

BCS Moscow customer statistics on June 30:
Total clients	23,559	23,799	1%
Business centers	855	1,002	17%
Trade centers	78	118	51%
Hotels	51	55	8%
Direct inward dialing lines	131,250	145,000	10%
Ethernet / Metropolitan Ethernet Network connections	2,172	2,865	32%
High speed Internet active contracts	694	1,378	99%
     Sovintel regional BCS revenue increased by 69% to $38.8 million in the second quarter of 2007 from $23.0 million in the second quarter of 2006. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 25% in the second quarter of 2006 to approximately 29% of Sovintel’s total BCS revenue in the second quarter of 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 17% to $14.1 million for the three months ended June 30, 2007, from $12.1 million for the three months ended June 30, 2006. This increase in revenue was due to a 20% increase in the minutes of use resulting from a 43% increase in the number of serviced voice lines, including a significant increase in the number of residential customers. As of June 30, 2007, GTU had approximately 12,634 residential customers compared to approximately 6,837 residential customers as of June 30, 2006. Revenue from the local voice services increased by 18% following the introduction of regulated tariffs by the NCCR from July 2006 and tariff increases effective from November 1, 2006. Partly offsetting these increasing factors was a decrease of the newly regulated DLD/ILD tariffs due to the continuing tariff re-balancing process. Additionally, data and Internet revenue increased by approximately $0.8 million due to increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in the second quarter of 2007. Our revenue increased by approximately $5.3 million due to the acquisitions of Kubtelecom in 2006, and Atel, Corbina, and DirectNet in 2007. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 64% to $113.3 million for the three months ended June 30, 2007, from $69.2 million for the three months ended June 30, 2006. Our total number of contracts in this line of business grew by 40% to 2,942 as of June 30, 2007, from 2,101 as of June 30, 2006.
     Carrier and Operator Services revenue from Sovintel increased by 64% to $102.4 million for the three months ended June 30, 2007, from $62.5 million for the three months ended June 30, 2006. In Sovintel, we expanded our operations with existing partners and added a number of new carriers in the regions with high volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower-margin traffic destined to CIS countries. We also observed a significant increase in Internet traffic. In the second quarter of 2007, Sovintel recorded approximately $10.3 million of additional revenue related to the introduction of CPP. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities and continue to develop our network. Following the introduction of the new Interconnection Rules, we observed less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU increased by 100% to $8.8 million for the three months ended June 30, 2007, from $4.4 million for the three months ended June 30, 2006. Carrier’s carrier revenue increased due to a 201% increase in transit traffic from local operators following introduction of the new interconnection rules effective January 1, 2007, and a 527% increase in the incoming international minutes of use.
     Carrier and Operator Services revenue increased by approximately $2.5 million due to the acquisition of Kubtelecom in 2006 and Corbina in 2007.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 11% to $13.5 million for the three months ended June 30, 2007, from $12.2 million for the three months ended June 30, 2006. Consumer Internet Services revenue increased by approximately $4.4 million due to the acquisitions of Kubtelecom and Corus in 2006, and Atel and Corbina in 2007. Our revenue from consumer dial-up Internet decreased by approximately $2.8 million between the second quarter of 2007 and 2006. The average revenue per dial-up Internet subscriber decreased from $6.87 per month for the three months ended June 30, 2006, to approximately $6.37 per month for the three months ended June 30, 2007, and the number of dial-up Internet subscribers decreased from 400,721 at June 30, 2006, to 268,659 at June 30, 2007. The demographics of our dial-up subscriber base continue to change as we lose subscribers both in Moscow and in the regions. The consumer Internet market in Russia has become more competitive due to the increasing availability of other Internet access technologies, especially DSL-based services from incumbent Svyazinvest operators. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia allows us to specifically target subscribers that currently use or have previously used our Internet services. As of June 30, 2007, we had 267,131 broadband Internet subscribers, of which 203,984 are connected by Corbina with average revenue per subscriber of approximately $15.65 per month. As of June 30, 2007, we had 23,722 subscribers of our newly launched WiFi services in Moscow with average revenue per subscriber of approximately $12.91 per month.
     Mobile Services. Revenue from Mobile Services increased by 42% to $3.7 million for the three months ended June 30, 2007, from $2.6 million for the three months ended June 30, 2006. The revenue increased by approximately $1.9 million due to the acquisition of Corbina in 2007. As of June 30, 2007, Corbina had 33,456 active mobile subscribers with the average revenue per active subscriber of approximately $69.50 per month. This increase was partly offset by the decline in mobile revenue of GTU due to increased competition in the Ukrainian mobile market, and the lack of network coverage, which has led to significant churn of high usage contract subscribers. Active subscribers in Ukraine decreased from 50,602 at June 30, 2006, to 42,363 at June 30, 2007. The average revenue per active subscriber in Ukraine decreased by 20% from approximately $17.66 per month to approximately $14.06 per month primarily due to a decrease in the average subscription fee and traffic revenue due to higher share of prepaid subscribers with lower usage compared to contract subscribers.
Expenses
     The following table shows our principal expenses for the three months ended June 30, 2007 and June 30, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$48.0	$75.2
Carrier and Operator Services	48.4	83.1
Consumer Internet Services	7.9	11.2
Mobile Services	1.3	2.3
Corporate	—	(0.2)

TOTAL COST OF REVENUE	105.6	171.6
Selling, general and administrative	33.5	44.8
Depreciation and amortization	24.0	32.4
Equity in earnings of ventures	(0.4)	(0.1)
Interest income	(0.1)	(1.2)
Interest expense	0.1	3.1
Foreign currency gain	(0.7)	(1.3)
Minority interest	1.0	1.4
Provision for income taxes	11.4	14.7

Cost of Revenue
     Our cost of revenue increased by 63% to $171.6 million for the three months ended June 30, 2007 from $105.6 million for the three months ended June 30, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 57% to $75.2 million, or 45% of revenue, for the three months ended June 30, 2007 from $48.0 million, or 42% of revenue, for the three months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly due to the switch to our new FTN, deployment of the zonal networks and replacement of the existing rented intercity capacity.
     Cost of revenue for the BCS division of Sovintel increased by 56% to $60.2 million, or 45% of revenue, for the three months ended June 30, 2007, from $38.7 million, or 43% of revenue, for the three months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the second quarter of 2007, Sovintel recorded approximately $6.1 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU increased by 17% to $6.1 million, or 43% of revenue, for the three months ended June 30, 2007, from $5.2 million, or 43% of revenue, for the three months ended June 30, 2006. Cost of revenue remained unchanged as a percentage of revenue.
     BCS cost of revenue increased by approximately $3.1 million due to the acquisitions of Kubtelecom in 2006, and Atel, Corbina, and DirectNet in 2007.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 72% to $83.1 million, or 73% of revenue, for the three months ended June 30, 2007, from $48.4 million, or 70% of revenue, for the three months ended June 30, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 76% to $79.4 million, or 76% of revenue, for the three months ended June 30, 2007, from $45.2 million, or 72% of revenue, for the three months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first half of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the second quarter of 2007, Sovintel recorded approximately $10.2 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU increased to $6.7 million, or 76% of revenue for the three months ended June 30, 2007, from $3.0 million, or 68% of revenue for the three months ended June 30, 2006. Cost of revenue increased as a percentage of revenue primarily due to introduction of the new interconnection rules effective January 1, 2007, lower margin local transit and incoming international traffic accounting for a larger portion of our total wholesale traffic in the second quarter of 2007.
     Carrier and Operator Services cost of revenue increased by approximately $0.8 million due to the acquisitions of Kubtelecom in 2006 and Corbina in 2007.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 42% to $11.2 million, or 83% of revenue, for the three months ended June 30, 2007, from $7.9 million, or 70% of revenue, for the three months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature. In addition, we incurred additional costs related to our WiFi network in Moscow which became commercially operational only from March 1, 2007. We also incurred additional costs related to the Corbina’s deployment of the FTTB network which is not fully operational.

          Consumer Internet Services cost of revenue increased by approximately $2.5 million due to the acquisitions of Kubtelecom and Corus in 2006, and Corbina in 2007.
     Mobile Services. Cost of revenue from Mobile Services increased by 77% to $2.3 million, or 62% of revenue for the three months ended June 30, 2007, from $1.3 million, or 50% of revenue for the three months ended June 30, 2006. Mobile cost of revenue increased by approximately $1.0 million due to the acquisition of Corbina in 2007. The increase in cost of revenue as a percentage of revenue is mainly due to the lower margin products of Corbina’s mobile offerings and increased network costs related to the FMC network development in Ukraine.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 34% to $44.8 million, or 15% of revenue, for the three months ended June 30, 2007, from $33.5 million, or 17% of revenue, for the three months ended June 30, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $9.0 million, or 50%, of which $2.1 million, or 23%, was stock-based compensation costs, primarily due to increased executive officer costs, ongoing salary increases, and a 93% increase in consolidated headcount. Taxes, other than income taxes, increased by $1.1 million between years due to an increase in property taxes and non-recoverable VAT. Our rent expenses increased by $1.4 million, of which $0.7 million was due to the acquisitions of Kolangon and Corbina in 2007.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 35% to $32.4 million for the three months ended June 30, 2007, from $24.0 million for the three months ended June 30, 2006. Depreciation expense increased by $7.4 million, or 39%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $1.0 million, or 19%, primarily due to amortization on intangible assets arising from acquisitions consummated in the second half of 2006 and first half of 2007.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to $0.1 million for the three months ended June 30, 2007, from $0.4 million for the three months ended June 30, 2006. The decrease in earnings is mainly due to the operations of ZAO Rascom (“Rascom”). We acquired 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Interest Income
     Our interest income for the three months ended June 30, 2007, increased to $1.2 million from $0.1 million for the three months ended June 30, 2006. The increase in interest income is due to increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the three months ended June 30, 2007, increased to $3.1 million from $0.1 million for the three months ended June 30, 2006. The increase in interest expense is due to increased borrowings to finance acquisitions of Kolangon and Corbina.
Foreign Currency Gain
     Our foreign currency gain for the three months ended June 30, 2007, increased to $1.3 million from $0.7 million for the three months ended June 30, 2006. The increase in foreign currency gain is due to the combination of movements in exchange rates and changes in the amount of net monetary assets of the Russian subsidiaries that we have denominated in USD.
Minority Interest
     Our minority interest was $1.4 million for the three months ended June 30, 2007, compared to $1.0 million for the three months ended June 30, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2006, we acquired less than 100% of ZAO Tatar Intellectual Communications and Kubtelecom. In 2007, we acquired less than 100% of Kolangon and Corbina.

Provision for Income Taxes
     Our charge for income taxes was $14.7 million for the three months ended June 30, 2007, compared to $11.4 million for the three months ended June 30, 2006. Our effective tax rate was 31% for the three months ended June 30, 2007, down from 33% for the three months ended June 30, 2006. The decrease is primarily due to decreased levels of tax losses incurred in our US subsidiaries. We have recorded a full valuation allowance against the deferred tax assets related to these net operating loss carry-forwards.
Net Income and Net Income per Share
     Our net income for the three months ended June 30, 2007 was $32.3 million, compared to a net income of $22.6 million for the three months ended June 30, 2006.
     Our net income per share of common stock increased to $0.85 for the three months ended June 30, 2007, compared to a net income per share of $0.62 for the three months ended June 30, 2006. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 37,872,413 in the three months ended June 30, 2007, compared to 36,599,704 in the three months ended June 30, 2006. The increase in outstanding shares was a direct result of the issuance of shares as a consideration for the Corbina acquisition and the employee stock option exercises.
     Our net income per share of common stock on a fully diluted basis increased to $0.85 for the three months ended June 30, 2007, compared to a net income per common share of $0.62 for the three months ended June 30, 2006. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 37,983,412 in the three months ended June 30, 2007, compared to 36,716,196 in the three months ended June 30, 2006.
Consolidated Results — Consolidated Results of Operations for the Six Months Ended June 30, 2007, compared to the Consolidated Results of Operations for the Six Months Ended June 30, 2006
Revenue
     Our revenue increased by 48% to $553.4 million for the six months ended June 30, 2007 from $375.1 million for the six months ended June 30, 2006. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2006	Ended June 30, 2007U
	(in millions)
REVENUE
Business and Corporate Services	$216.2	$315.0
Carrier and Operator Services	129.3	209.1
Consumer Internet Services	24.4	23.8
Mobile Services	5.2	5.5

TOTAL REVENUE	$375.1	$553.4
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Six Months	For the Six Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
REVENUE
Moscow	$233.8	$353.5
Northwest region of Russia	34.5	52.5
Other regions of Russia and CIS	80.6	120.9
Ukraine	37.1	48.2
Eliminations	(10.9)	(21.7)

TOTAL REVENUE	$375.1	$553.4
     Business and Corporate Services. Revenue from BCS increased by 46% to $315.0 million for the six months ended June 30, 2007, from $216.2 million for the six months ended June 30, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions as well as the introduction of CPP, have continued to help us increase revenue in this line of business.
     Revenue from the BCS division of Sovintel increased by 46% to $255.3 million for the six months ended June 30, 2007, from $175.4 million for the six months ended June 30, 2006. In the first half of 2007, Sovintel recorded approximately $22.1 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by 39% to $181.1 million in the first half of 2007 from $130.7 million in the firsthalf of 2006. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 75% in the first half 2006 to approximately 71% of Sovintel’s total BCS revenue in the first half of 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base. In the first half of 2007, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. In the first half of 2007, we experienced significant growth in our data and Internet service offerings.
     Sovintel regional BCS revenue increased by 66% to $74.2 million in the first half of 2007 from $44.7 million in the first half of 2006. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 25% in the first half 2006 to approximately 29% of Sovintel’s total BCS revenue in the first half of 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 16% to $27.6 million for the six months ended June 30, 2007, from $23.7 million for the six months ended June 30, 2006. This increase in revenue was due to a 20% increase in the minutes of use resulting from a 43% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 21% decrease in the average minutes of use per line per month due to more residential, SMB, and regional customers in the client base. Additionally, data and Internet revenue increased by approximately $1.7 million due to an increase in the number of ports in service and higher customers’ activity.
     BCS revenue increased by approximately $6.2 million due to the acquisitions Kubtelecom in 2006, and Atel, Corbina, and DirectNet in 2007.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 62% to $209.1 million for the six months ended June 30, 2007, from $129.3 million for the six months ended June 30, 2006.
     Carrier and Operator Services revenue from Sovintel increased by 59% to $188.6 million for the six months ended June 30, 2007, from $118.5 million for the six months ended June 30, 2006. In the first half of 2007, Sovintel recorded approximately $17.1 million of additional revenue related to the introduction of CPP. At Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries.
     Revenue for the Carrier and Operator Services division of GTU increased by 105% to $16.0 million for the six months ended June 30, 2007, from $7.8 million for the six months ended June 30, 2006. Incoming international revenue increased by $4.1 million resulting from a 332% increase in the incoming international minutes of use. Incoming international minutes of use increased due to an increase in transit traffic from various international operators. In addition, carrier’s carrier revenue increased by a $3.8 million due to a 240% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks.
     Carrier and Operator Services revenue increased by approximately $3.8 million due to the acquisitions of Kubtelecom in 2006, and Corbina in 2007.
     Consumer Internet Services. Revenue from Consumer Internet Services decreased by 2% to $23.8 million for the six months ended June 30, 2007, from $24.4 million for the six months ended June 30, 2006. Consumer Internet Services revenue increased by approximately $4.8 million due to the acquisitions of Kubtelecom and Corus in 2006, and Atel and Corbina in 2007. Offsetting this increase was a decrease in revenue from dial-up Internet.
     Mobile Services. Revenue from Mobile Services increased by 6% to $5.5 million for the six months ended June 30, 2007, from $5.2 million for the six months ended June 30, 2006. The revenue increased by approximately $1.9 million due to the acquisition of Corbina in 2007. The increase in revenue was partly offset by decline in mobile revenue of GTU primarily due to increased competition on the Ukrainian mobile market, and the lack of network coverage, which has led to significant churn of subscribers.

Expenses
     The following table shows our principal expenses for the six months ended June 30, 2007 and June 30, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Six Months	For the Six Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$92.0	$142.4
Carrier and Operator Services	88.5	154.7
Consumer Internet Services	16.0	21.0
Mobile Services	2.5	3.6

TOTAL COST OF REVENUE	199.0	321.7
Selling, general and administrative	67.4	93.8
Depreciation and amortization	46.6	61.0
Equity in (earnings)/ losses of ventures	(0.7)	0.3
Interest income	(0.8)	(1.4)
Interest expense	0.2	3.1
Foreign currency gain	(1.6)	(1.6)
Minority interest	2.1	2.8
Provision for income taxes	20.8	24.8
Cumulative effect of a change in accounting principle, net of tax	$0.7	$—
Cost of Revenue
     Our cost of revenue increased by 62% to $321.7 million for the six months ended June 30, 2007 from $199.0 million for the six months ended June 30, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 55% to $142.4 million, or 45% of revenue, for the six months ended June 30, 2007 from $92.0 million, or 43% of revenue, for the six months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly due to the switch to our new FTN, deployment of the zonal networks and replacement of the existing rented intercity capacity.
     Cost of revenue for the BCS division of Sovintel increased by 54% to $116.3 million, or 46% of revenue, for the six months ended June 30, 2007, from $75.3 million, or 43% of revenue, for the six months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In the first half of 2007, Sovintel recorded approximately $10.4 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU increased by 13% to $11.8 million, or 43% of revenue, for the six months ended June 30, 2007, from $10.4 million, or 44% of revenue, for the six months ended June 30, 2006. Cost of revenue decreased as a percentage of revenue remained unchanged.
     BCS cost of revenue increased by approximately $3.3 million due to the acquisitions of Kubtelecom in 2006, and Atel, Corbina and DirectNet in 2007.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 75% to $154.7 million, or 74% of revenue, for the six months ended June 30, 2007, from $88.5 million, or 68% of revenue, for the six months ended June 30, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 73% to $146.8 million, or 78% of revenue, for the six months ended June 30, 2007, from $85.0 million, or 72% of revenue, for the six months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. In the first half of 2007, Sovintel recorded approximately $17.0 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 130% to $12.2 million, or 76% of revenue for the six months ended June 30, 2007, from $5.3 million, or 68% of revenue for the six months ended June 30, 2006. Cost of revenue increased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a larger portion of our total wholesale traffic in the first half of 2007.

     Carrier and Operator Services cost of revenue increased by approximately $1.6 million due to the acquisitions of Kubtelecom in 2006, and Corbina in 2007.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 31% to $21.0 million, or 88% of revenue, for the six months ended June 30, 2007, from $16.0 million, or 68% of revenue, for the six months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature. In addition, we incurred additional costs related to our WiFi network in Moscow which became commercially operational only from March 1, 2007. We also incurred additional costs related to the Corbina’s deployment of the FTTB network which is not fully operational.
     Consumer Internet Services cost of revenue increased by approximately $2.7 million due to the acquisitions of Kubtelecom and Corus in 2006, and Atel and Corbina in 2007.
     Mobile Services. Cost of revenue from Mobile Services increased by 44% to $3.6 million, or 65% of revenue for the six months ended June 30, 2007, from $2.5 million, or 48% of revenue for the six months ended June 30, 2006. The increase in cost of revenue as a percentage of revenue is mainly due to the lower margin products of Corbina’s mobile offerings and increased network costs related to the FMC network development in Ukraine.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 39% to $93.8 million, or 17% of revenue, for the six months ended June 30, 2007, from $67.4 million, or 18% of revenue, for the six months ended June 30, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $21.3 million, or 63%, of which $9.1 million or 43%, was stock-based compensation costs, primarily due to an increase in consolidated headcount, increased executive officer costs, ongoing salary and other compensation increases. Our rent expenses increased by $2.0 million mainly due to the acquisitions of Kolangon and Corbina in 2007. Bad debt expense decreased by approximately $1.2 million compared to the six months ended June 30, 2006, mainly due to the change in the cash collection trends. Taxes, other than income taxes, increased by $1.9 million compared to the first half of 2006, due to an increase in property taxes and provision for non-recoverable VAT receivables. Our advertising costs increased by $1.3 million due to intensified marketing campaign of our new products. The remaining $1.1 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 31% to $61.0 million for the six months ended June 30, 2007, from $46.6 million for the six months ended June 30, 2006. Depreciation expense increased by $12.9 million, or 35%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $1.5 million, or 15%, due to amortization on intangible assets arising from acquisitions consummated in 2006 and 2007.
Equity in Earnings (Losses) of Ventures
     The losses after interest and tax charges from our investments in non-consolidated ventures increased to $0.3 million for the six months ended June, 2007 from earnings of $0.7 million for the six months ended June 30, 2006. The increase is mainly due to an increase in losses of Rascom.
Interest Income
     Our interest income for the six months ended June 30, 2007, increased to $1.4 million, from $0.8 million for the six months ended June 30, 2006. The increase in interest income is due to increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the six months ended June 30, 2007, increased to $3.1 million, from $0.2 million for the six months ended June 30, 2006. The increase in interest expense is due to increased borrowings to finance acquisitions of Kolangon and Corbina.
Foreign Currency Gain
     Our foreign currency gain for the six months ended June 30, 2007, remained unchanged at $1.6 million.

Minority Interest
     Our minority interest was $2.8 million for the six months ended June 30, 2007, compared to $2.1 million for the six months ended June 30, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2006, we acquired less than a 100% ownership in Tatintelcom and Kubtelecom. In 2007, we acquired less than a 100% ownership in Kolangon and Corbina.
Provision for Income Taxes
     Our charge for income taxes was $24.8 million for the six months ended June 30, 2007, compared to $20.8 million for the six months ended June 30, 2006. Our effective tax rate increased to 33% for the six months ended June 30, 2007, compared to 32% for the six months ended June 30, 2006.
Cumulative Effect of a Change in Accounting Principle
     In the first half of 2006, we recognized $0.7 million, net of tax, cumulative effect of a change in accounting principle related to accounting for share-based payments upon adoption of SFAS No. 123R on January 1, 2007.
Net Income and Net Income per Share
     Our net income for the six months ended June 30, 2007, was $49.0 million, compared to a net income of $41.4 million for the six months ended June 30, 2006.
     Our net income per share of common stock increased to $1.31 for the six months ended June 30, 2007, compared to a net income per share of $1.13 for the six months ended June 30, 2006. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 37,276,862 in the six months ended June 30, 2007, compared to 36,537,163 in the six months ended June 30, 2006. The increase in outstanding shares was a direct result of the issuance of shares as a consideration for the Corbina acquisition, and the employee stock option exercises. In addition, during the six months ended June 30, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
     Our net income per share of common stock on a fully diluted basis increased to $1.31 for the six months ended June 30, 2007, compared to a net income per common share of $1.13 for the six months ended June 30, 2006. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 37,400,440 in the six months ended June 30, 2007, compared to 36,687,101 in the six months ended June 30, 2006.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2007, compared to Consolidated Financial Position at December 31, 2006
Accounts Receivable
     Accounts receivable increased by $51.1 million from $147.7 million at December 31, 2006, to $198.8 million at June 30, 2007, as a result of increased revenue when comparing the month of June 2007 with the month of June 2006, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules and acquisitions.
Notes Receivable
     Our notes receivable increased by $19.8 million from $2.8 million at December 31, 2006, to $22.6 million at June 30, 2007, due to loans made to the minority shareholder of Fortland and to the entity from which we lease STM-1 fiber optic capacity.
Intangible Assets
     Our intangible assets increased by $120.5 million from $116.5 million at December 31, 2006, to $237.0 million at June 30, 2007, as a result of additional intangible assets recorded upon the acquisition of Kolangon and Corbina, and the purchase of additional numbering capacity, partly offset by amortization on continuing intangible assets of the consolidated subsidiaries.

Liability for Acquisition
     Liability for acquisition increased by $7.8 million from $0.4 million at December 31, 2006, to $8.2 million at June 30, 2007 due to the Corbina acquisition.
Minority Interest
     Our minority interest increased by $40.9 million from $31.3 million at December 31, 2006, to $72.2 million at June 30, 2007, due to a $2.8 million minority interest in earnings for the six months ended June 30, 2007, and consolidation of Kolangon and Corbina, which were acquired in the first half of 2007, where our ownership interest is 65% and 51%, respectively.
Stockholders’ Equity
     Shareholders’ equity increased by $203.0 million from $817.2 million at December 31, 2006, to $1,020.2 million at June 30, 2007, as a result of a $142.1 million share issuance for the Corbina acquisition, our net income of $49.0 million in the six months ended June 30, 2007, and a $15.4 million increase in accumulated other comprehensive income, partly offset by an $8.5 million impact of adoption of FIN No. 48 recorded as the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007. Also, shareholders’ equity increased by $4.1 million due to accounting for stock options granted to employees, $0.7 million due to stock option exercises and $0.1 million due to vesting of restricted shares.
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
Liquidity and Capital Resources
     The following table shows our cash flows for the six months ended June 30, 2006 and 2007, respectively:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Six Months	For the Six Months
	Ended June 30, 2006	Ended June 30, 2007
	(in millions)
CASH FLOWS
Provided by operating activities	$81.2	$109.7
Used in investing activities	(99.2)	(245.4)
(Used in) provided by financing activities	(13.4)	212.5
Effect of exchange rate changes	0.6	0.9

Net (decrease) increase in cash and cash equivalents	$(30.8)	$77.7
     Our cash and cash equivalents was $96.1 million and $18.4 million as of June 30, 2007, and December 31, 2006, respectively. Our total restricted cash was $0.2 million as of June 30, 2007 and December 31, 2006, which was released in July 2007.
     Net cash provided by our operating activities increased by $28.5 million to $109.7 million for the six months ended June 30, 2007, from $81.2 million for the six months ended June 30, 2006. This increase in net cash inflows from operating activities at June 30, 2007, is mainly due to the faster collections from customers partly offset by the effects of changes in the settlements with local operators following the introduction of the new interconnection rules effective January 1, 2006.
     During the six months ended June 30, 2007, we received approximately $514.0 million in cash from our customers for services and we paid approximately $400.9 million to suppliers and employees. During the six months ended June 30, 2006, we received approximately $354.7 million in cash from our customers for services and we paid approximately $251.5 million to suppliers and employees.
     We used cash of $245.4 million and $99.2 million for investing activities for the six months ended June 30, 2007, and 2006, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities totaled $110.2 million for the six months ended June 30, 2007 and included cash paid for capital expenditures principally attributable to building out our telecommunications network. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections. Network investing activities totaled $81.2 million for the six months ended June 30, 2006.
     We used cash of $106.1 million for the six months ended June 30, 2007 for the acquisition of Kolangon, Atel, CKN, Corbina, DirectNet, Satcomtel and Alcar. We used cash of $16.5 million for the six months ended June 30, 2006, for the acquisition of Tatintelcom, TTK and Kubtelecom. We used cash of $19.8 million during the six month ended June 30, 2007 for loans made. In addition, we placed $10.0 million in escrow in association with the Corbina acquisition.
     We paid no dividends during the six months ended June 30, 2007. We paid dividends of $14.6 million to shareholders during the six months ended June 30, 2006.
     We had working capital of $71.1 million as of June 30, 2007 and $42.8 million as of December 31, 2006. Our working capital ratio (current assets divided by current liabilities) was 1.22 as of June 30, 2007 and 1.23 as of December 31, 2006.
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
     In February 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Ufa to Krasnoyarsk. The lease has a term of five years and total payments of $9.8 million. We took possession of this STM-1 fiber optic capacity beginning April 1, 2007. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a loan of $9.8 million to the lessor. During the six months ended June 30, 2007, we disbursed $7.9 million to the lessor under the loan agreement. The loan matures in 2012 and carries interest at a rate of 9% per annum.
     Some of our operating companies have received debt financing through direct loans from affiliated companies. In addition, certain operating companies have borrowed funds under a back-to-back, seven-year credit facility for up to $22.7 million from ZAO Citibank (“Citibank”), a Russian subsidiary of Citibank. Under this facility, we provide full cash collateral, held in London, and recorded on our balance sheet as restricted cash, for onshore loans made by the bank to our Russian registered joint ventures. In a second, similar facility, we provide full cash collateral for a short term back-to-back, revolving, credit facility for up to $10.0 million from the same bank for Sovintel. At June 30, 2007, there were no amounts outstanding under these facilities.
     In July 2006, GTU entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). As of June 30, 2007, GTU had borrowed $3.7 under this credit facility. The credit facility carries interest at a rate equal to the between LIBOR plus 2% to 8.5%. The credit facility requires GTU to maintain accounts with Calyon in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In October 2006, Sovintel entered into short term, revolving, credit facility for up to 518,000,000 RUR, equivalent to $20.1 million, with ZAO International Moscow Bank (“IMB”), a related party. As of June 30, 2007, Sovintel had not borrowed funds under this facility. The credit facility carries interest at a rate equal to the Moscow Prime Offered Rate plus 3%. The credit facility requires Sovintel to maintain accounts with IMB in the currencies of the loan and ensure that the aggregate amount of deposits credited to Sovintel’s accounts with IMB is at least 150,000,000 RUR, equivalent to $5.8 million, for each interest period during the term of the credit facility.
     In January 2007, we entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which we, GTS Finance, Inc., our wholly-owned subsidiary, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to LIBOR plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on us related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires us to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of June 30, 2007, we had $225.0 million outstanding under the Facility Agreement. During the six months ended June 30, 2007, we paid approximately $3.9 million of origination fees to the lead arrangers.
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
     As of June 30, 2007, our credit ratings were as follows:

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
     For the six months ended June 30, 2007, we paid $16.8 million to our CEO, senior management, and other employees to settle SARs granted in 2005 and 2006. In late 2007 and subsequent years, we may incur significant cash outlays to settle SARs outstanding at June 30, 2007.
Contractual Obligations
     As of June 30, 2007, we had the following contractual obligations, including long-term debt arrangements, capital leases, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)(4)
	(in thousands)
		Less	1-3	4-5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$274,043	$17,464	$255,637	$942	$—
Capital lease obligations	14,739	5,127	9,612	—	—
Non-cancelable lease obligations	43,078	12,702	24,174	5,491	711
Purchase obligations (1)	95,155	31,210	38,864	17,100	7,981
Other long-term liabilities (2)	2,510	—	2,510	—	—

Total	$429,525	$66,503	$330,797	$23,533	$8,692

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

(4)	FIN No. 48 liabilities of $20.1 million are excluded from the Contractual Obligations table because we are not able to make a reasonable reliable estimate of the period of cash settlement with the respective taxing authority.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, (ii) our plans to enter the media market, (iii) allocation of purchase price on acquisitions, (iv) our views on the validity of our licenses, including the re-registration of our S-Line license, (v) the expected benefits from our DLD/ILD service offerings, including preserving margins and gaining additional revenues, protecting our relationships with corporate clients and expansion of our business, (vi) the effect of the CPP rules in Russia, (vii) existing and potential tax claims, (viii) the effects of existing and potential litigation, including our belief that Sovintel has not violated its licenses over traffic routing and the provision of domestic and international services, (ix) projected traffic volumes, customer numbers, revenues and other growth indicators; (x) anticipated revenues and expenses, including capital expenditures to implement our long distance licenses, and federal transit network, (xi) our plans to provide new, more technologically advanced services to customers, (xii) our competitive environment; (xiii) our intention to offer our services under the Golden Telecom brand; (xiv) our plans to roll-out of our fixed-mobile convergent network in Ukraine; (xv) our intentions to expand our fiber optic capacity in Russia, Ukraine and Kazakhstan and add transmission capacity; (xiv) our expectations regarding revenues and cost savings from our zonal networks, (xvi) the impact of critical accounting policies and estimates; (xvii) the growth and development of our operations in key regions of Russia, (xviii) our growth strategy in our business segments; (xix) the political, regulatory and economic situation in the markets in which we operate and our expectations regarding the markets in which we operate, (xx) the effect, cost and expected benefits of utilizing our intercity and international licenses, including the implementation of our federal transit network, (xxi) expectations regarding deferred taxation, and (xxii) the development and deployment of our broadband and related WiFi technology strategies including the roll-out of our FTTB networks, are forward-looking and concern our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to enter the media market, the potential cost for possible future acquisitions, the potential effect of the regulatory regime on our operations, the utilization of our intercity and international licenses including development of our federal transit network and the cost of such development, our ability to effectively operate our zonal networks or interconnect with zonal operators, our ability to integrate recently acquired companies into our operations, any adverse court rulings regarding licenses or other matters, the development of our broadband and related WiFi technology strategies including the development of our FTTB networks, our ability to roll out our fixed-mobile convergent network in Ukraine, our ability to implement new technology, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements are contained in the Company’s filings with the United States Securities and Exchange Commission and especially in the Risks Factor Sections therein, including, but not limited to, the Company’s report on Form 10-K, for the year ended December 31, 2006.
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
     On May 28, 2007, the Company completed the acquisition of ZAO Cortec and its subsidiaries (together “Corbina”). As permitted by the rules of the SEC, the Company has decided to exclude the Corbina businesses from its assessment of the effectiveness of its internal control over financial reporting for the year ended December 31, 2007, the year of acquisition. The results of operations of Corbina have been included in the consolidated financial statements of Golden Telecom for the period from June 1, 2007 through June 30, 2007. Management continues to evaluate the acquired companies’ internal controls over financial reporting and has so far identified the following weaknesses in Corbina’s internal control that it believes rise to the level of material weaknesses in the Company’s internal control:
•	Revenue recognition;

•	Financial statement close process;

•	Inventory and fixed asset management; and

•	Lack of qualified US GAAP finance personnel.
     The Company has also determined that there was a mathematical mistake made in the calculation of the compensation expense for stock appreciation rights (“SARs”) for the three months ended March 31, 2007, which resulted in a $2.8 million overstatement of such expense for that three-month period. The Company has filed with the SEC Amendment No. 1 to Form 10-Q/A to restate the unaudited financial statements of the Company as of and for the three months ended March 31, 2007. Management has concluded that this error reflected a material weakness in the controls over the clerical accuracy of Golden Telecom’s SARs stock-based compensation computations at March 31, 2007.
     Under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them as of June 30, 2007 because of the material weaknesses described above.
     To address the material weaknesses described above, the Company has:

•	commenced a review of the revenue reporting, financial statement close and inventory and fixed asset management practices followed at Corbina; and

•	engaged independent consultants to assist management in identifying and resolving issues.
     The Company is in the process of recruiting and hiring additional qualified staff. The Company has also deployed Golden Telecom employees in the performance of more extensive procedures in connection with the June 30, 2007 consolidated Golden Telecom financial statement close process in response to the identified Corbina control weaknesses and to ensure the accuracy of Golden Telecom’s consolidated financial reporting. The Company also plans to increase its training efforts for certain of its personnel. In addition, the Company has also implemented additional manual controls and procedures over the computations made and recorded for its SAR compensation expense.
Changes in internal controls over financial reporting.
     Other than the matters described in this Item 4, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. At the time of filing this Quarterly Report on Form 10-Q, management is in the process of remediating the material weaknesses surrounding Corbina and the process for recording of compensation expense for SARs as described above.

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
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 16, 2007 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. Any of the following risks could adversely affect our business, financial condition and results of operations. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment.
Failure to install our transmitter on Ostankino television tower in Moscow could disrupt our television and media business plans
     Russian Television and Radio Broadcasting Network (“RTRS”) is the Russian agency responsible for regulating the operations of television towers in the Russian Federation. We are currently negotiating with RTRS to install a transmitter on the Ostankino television tower. If we are unable to successfully negotiate with RTRS to allow us to install the transmitter on the Ostankino tower then we will need to search for alternative towers on which to install our transmitter. Such searches may be time consuming and may force us to revise our business case for our television and media business. Any such revision of our business plans for television and media could disrupt our current business and future development plans for offering media and television services and could have a negative impact on our future performance].
We may encounter difficulties in integrating Corbina into our operations and in further developing the business
     We recently completed the Corbina transaction. The Company views Corbina as a key factor in the development of its broadband strategy. Our ability to successfully develop our broadband strategy will depend on our ability to successfully integrate Corbina’s business into our business and to further develop fiber to the building services. The development of Corbina’s business will continue to depend on obtaining the necessary permits to install, upgrade and operate equipment and to commission networks. Any difficulty or inability to fulfill such tasks could seriously disrupt our broadband business and our ability to develop our broadband strategy. Our competitors may also attempt to disrupt such activities through regulatory action or connections with regulatory agencies. Further, we may have to make significant capital expenditures to develop Corbina’s networks and to integrate such networks with our own.
Our significant shareholders may have other interests which conflict with our own interests
     Although we own 51% of Corbina we cannot assure you that the other shareholders in Corbina may not have interests which conflict with ours. Further, some of our major shareholders have commercial interests with other shareholders, including shareholders in Corbina. Although we structure transactions so that they are at “arm’s length”, we cannot assure you that these shareholders will not apply pressure on us to enter into transactions which may not be commercially favorable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
     On May 17, 2007, the Company held its annual meeting of shareholders. In connection with the meeting, the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934 from holders of record of its common stock as of April 11, 2006. Each of the Company’s ten nominees for election to its Board of Directors was elected to a term ending at the Company’s annual meeting of shareholders to be held in 2008. A shareholder of the Company, OAO Rostelecom, submitted a proposal under Rule 14(a)-8 of the SEC proxy rules and introduced Mr. Andrey Gaiduk to serve as a director of the Company. Mr. Gaiduk was not elected to the Company’s Board of Directors. Two additional proposals were submitted to shareholders for approval and were approved.

(1)	The votes cast for each of the Company’s ten nominees for election to the Company’s Board of Directors and the shareholder nominee were as follows:

Nominee	For	Withheld
Petr Aven	28,874,506	499,111
Vladimir Bulgak	28,971,026	352,591
Patrick Gallagher	28,971,026	352,591
Thor Halvorsen	28,874,336	449,281
David Herman	28,874,506	449,111
Kjell Johnson	28,874,506	449,111
Oleg Malis	27,484,102	1,839,515
Alexey Reznikovich	28,696,906	626,711
David Smyth	24,946,959	352,591
Jean-Pierre Vandromme	28,796,426	527,191
Andrey Gaiduk	5,844,093	23,454,005

(2)	Ratification of selection of Ernst & Young LLC as the Company’s independent auditors for 2007 — FOR 29,151,733 shares; AGAINST 2,279 shares; ABSTAIN 169,505 shares.

(3)	To approve amendment to the Company’s 1999 Equity Participation Plan — FOR 28,802,465 shares; AGAINST 250,947 shares; ABSTAIN 170,205 shares.
Item 5. Other Information
None
Item 6. Exhibits

Designation	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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