Form 10-Q
period 2007-09-30
GOLDEN TELECOM INC
filed 2007-11-09
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     At November 6, 2007, there were 40,314,522 outstanding shares of common stock of the registrant.

*	Please refer to the special note regarding forward-looking statements in this section.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,413	$121,379
Accounts receivable, net of allowance for doubtful accounts of $25,224 and $29,841 at December 31, 2006 and September 30, 2007, respectively	147,719	211,451
VAT receivable	21,486	35,822
Prepaid expenses	11,371	16,947
Taxes receivable, excluding VAT	6,466	3,723
Notes receivable	379	1,274
Deferred tax asset	11,098	23,817
Inventory	7,682	12,223
Due from affiliates and related parties	1,227	1,789
Other current assets	5,564	12,257

TOTAL CURRENT ASSETS	231,405	440,682

Property and equipment, net of accumulated depreciation of $352,765 and $452,414 at December 31, 2006 and September 30, 2007, respectively	552,341	891,223

Goodwill and intangible assets:
Goodwill	180,539	293,222
Intangible assets, net of accumulated amortization of $90,314 and $114,742 at December 31, 2006 and September 30, 2007, respectively	116,545	236,907

Net goodwill and intangible assets	297,084	530,129
Investments in and advances to ventures	11,886	14,598
Notes receivable	2,500	20,801
Restricted cash	233	—
Other non-current assets	11,741	16,857

TOTAL ASSETS	$1,107,190	$1,914,290

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2006	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,058	$256,931
VAT payable	2,725	11,237
Debt maturing within one year	12,305	4,780
Current capital lease obligation	753	2,559
Deferred revenue	21,634	27,576
Due to affiliates and related parties	4,505	5,718
Liability for acquisition	378	—
Other current liabilities	233	246

TOTAL CURRENT LIABILITIES	188,591	309,047

Long-term debt, less current portion	29	225,156
Long-term deferred tax liability	29,268	74,486
Long-term deferred revenue	36,951	47,289
Long-term capital lease obligations	1,591	8,882
Other non-current liabilities	2,321	2,188

TOTAL LIABILITIES	258,751	667,048

Minority interest	31,263	93,118

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and September 30, 2007)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,673,015 and 40,314,522 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively)	367	403
Additional paid-in capital	674,993	848,133
Retained earnings	66,744	181,613
Accumulated other comprehensive income	75,072	123,975

TOTAL SHAREHOLDERS’ EQUITY	817,176	1,154,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,107,190	$1,914,290

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
REVENUE:
Telecommunication services	$227,144	$347,488	$599,033	$895,948
Revenue from affiliates and related parties	1,573	2,903	4,792	7,851

TOTAL REVENUE	228,717	350,391	603,825	903,799

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	128,153	202,004	327,154	523,732
Selling, general and administrative (excluding depreciation and amortization)	37,505	63,316	104,955	157,099
Depreciation and amortization	26,389	39,212	72,961	100,182

TOTAL OPERATING COSTS AND EXPENSES	192,047	304,532	505,070	781,013

INCOME FROM OPERATIONS	36,670	45,859	98,755	122,786

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	350	672	1,021	404
Gain on sale of MCT Corp.	—	41,283	—	41,283
Interest income	185	1,424	988	2,852
Interest expense	(91)	(2,792)	(241)	(5,857)
Foreign currency gains	73	10,954	1,648	12,547

TOTAL OTHER INCOME	517	51,541	3,416	51,229

Income before income taxes and minority interest	37,187	97,400	102,171	174,015
Income taxes	11,110	19,599	31,880	44,435
Minority interest	1,848	3,426	3,951	6,223

Income before cumulative effect of a change in accounting principle	24,229	74,375	66,340	123,357

Cumulative effect of a change in accounting principle, net of tax of $52	—	—	681	—

NET INCOME	$24,229	$74,375	$65,659	$123,357

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.66	$1.85	$1.82	$3.22
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share – basic	$0.66	$1.85	$1.80	$3.22

Weighted average common shares – basic	36,633	40,237	36,570	38,274

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.66	$1.84	$1.81	$3.21
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share – diluted	$0.66	$1.84	$1.79	$3.21

Weighted average common shares – diluted	36,723	40,369	36,699	38,402

Cash dividends per common share	$—	$—	$0.40	$—

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
OPERATING ACTIVITIES:
Net income	$65,659	$123,357
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation	57,493	80,827
Amortization	15,468	19,355
Equity in earnings of ventures	(1,021)	(404)
Minority Interest	3,951	6,223
Gain on sale of MCT Corp.	—	(41,283)
Foreign currency gain	(1,648)	(12,547)
Bad debt expense	6,964	5,404
Deferred tax benefit	(3,451)	(14,211)
Stock based compensation expense	4,626	18,984
Cumulative effect of a change in accounting principle, net of tax of $52	681	—
Other	677	551
Changes in assets and liabilities:
Accounts receivable	(49,948)	(43,309)
Accounts payable and accrued expenses	32,345	(11,932)
VAT, net	(5,609)	2,299
Other changes in assets and liabilities	3,669	1,459

NET CASH PROVIDED BY OPERATING ACTIVITIES	129,856	134,773

INVESTING ACTIVITIES:
Purchases of property and equipment and intangible assets	(122,687)	(160,976)
Acquisitions, net of cash acquired	(17,674)	(118,254)
Proceeds from sale of MCT Corp.	—	41,283
Restricted cash	335	233
Loans made	(5,906)	(19,995)
Other investing	(1,295)	1,675

NET CASH USED IN INVESTING ACTIVITIES	(147,227)	(256,034)

FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	2,429	836
Cash dividends paid	(14,622)	—
Proceeds from debt	598	291,242
Repayment of debt	(315)	(85,698)
Issuance of common stock	—	20,416
Other financing	(1,748)	(5,768)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,658)	221,028

Effect of exchange rate changes on cash and cash equivalents	1,032	3,199

Net increase (decrease) in cash and cash equivalents	(29,997)	102,966
Cash and cash equivalents at beginning of period	67,176	18,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,179	$121,379

See notes to unaudited condensed consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
     Golden Telecom, Inc. (the “Company”or “GTI”) is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers. The Company provides these services through its operation of voice, Internet and data networks, international gateways, local access and various value-added services in the Commonwealth of Independent States (“CIS”), primarily in Russia, and through its fixed line and mobile operations in Ukraine.
     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP and SEC rules and regulations have been condensed or omitted pursuant to such US GAAP and SEC rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the operating results for the full year.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 should be read in conjunction with the consolidated financial statements contained in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below under “Accounting for Uncertainty in Income Taxes”.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007, of approximately $8.5 million. As of September 30, 2007, the Company included accruals for unrecognized income tax benefits totaling approximately $13.9 million as a component of accrued liabilities.
     A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(in thousands)
Balance at January 1, 2007	$8,555
Additions based on tax positions related to the current year (including additions related to the acquisition of ZAO Cortec in May 2007 of $9,157)	11,118
Additions of tax positions of prior years	500
Reductions of tax positions of current years	(6,286)
Settlements	—

Balance at September 30, 2007	$13,887

     Approximately $11.0 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $3.5 million of the unrecognized income tax benefit will be reversed within the next twelve months, due to expiration of the statute of limitations. Amounts of unrecognized tax benefits decreased by approximately $6.3 million due to the deconsolidation of a variable interest entity since July 1, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to approximately $19.9 million if the Company’s position was successfully challenged. However, the Company believes that it is reasonably possible that such an increase in total unrecognized tax benefits will be recognized as certain tax positions due to a favorable outcome of litigation with the tax authorities in the amount of approximately $8.8 million during 2008.
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expenses. During the three and nine months ended September 30, 2007, the Company recognized approximately $0.4 million and $1.0 million, respectively, in interest and penalties. At January 1, 2007 and September 30, 2007, the Company had accrued for approximately $3.2 million and $4.4 million, respectively, for the payment of interest and penalties.
     The tax years ended December 31, 2004, 2005 and 2006 remain subject to examination by United States, Russian and Ukrainian tax authorities.
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
Recent Accounting Pronouncements
Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 became effective for fiscal years beginning after December 15, 2006. The Company continues to present such taxes on a net basis in the consolidated statement of operations, and therefore, the adoption of EITF No. 06-03 had no effect on the Company’s consolidated financial position or results of operations.

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
Note 3: Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three and nine months ended September 30, 2007, total comprehensive income included, in addition to net income, the effect of translating foreign currency denominated financial statements of the Company’s foreign subsidiaries domiciled in Russia and Ukraine into the Company’s reporting currency, in accordance with SFAS No. 52, “Foreign Currency Translation”.
     Comprehensive income comprises the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Net income	$24,229	$74,375	$65,659	$123,357
Foreign currency translation adjustment	55,609	33,516	55,609	48,903

Comprehensive income	$79,838	$107,891	$121,268	$172,260

Note 4: Intangible Assets
     The total gross carrying value and accumulated amortization of the Company’s intangible assets by major asset class is as follows:

		As of December 31, 2006		As of September 30, 2007
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Intangible assets:
Telecommunications service contracts	10 years	$119,433	$(49,450)	$140,397	$(60,814)
Contract-based customer relationships	5 years	42,104	(28,578)	52,848	(35,486)
Licenses	10 years	26,948	(4,295)	99,204	(4,840)
Brand name	10 years	—	—	36,016	(3,438)
Other intangible assets	6 years	18,374	(7,991)	23,184	(10,164)

Total		$206,859	$(90,314)	$351,649	$(114,742)

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Approximately $84.9 million of licenses are not being amortized because they are not ready for their intended use.
Note 5: Net Income Per Share
     Basic earnings per share at September 30, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at September 30, 2006 and 2007 are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the three and nine months ended September 30, 2006 was 10,000 stock options and for the three and nine months ended September 30, 2007 was 711,245 and 1,536,695 stock options, respectively.
     The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$24,229	$74,375	$66,340	$123,357

Weighted average outstanding of:
Common stock shares	36,633	40,237	36,570	38,274

Dilutive effect of:
Employee stock options	90	132	129	128

Common stock and common stock equivalents	36,723	40,369	36,699	38,402

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.66	$1.85	$1.82	$3.22

Diluted	$0.66	$1.84	$1.81	$3.21

Note 6: Business Combinations and Investment Transactions
     In February 2007, the Company completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in four of the Company’s other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. The Company acquired Fortland for approximately $49.7 million consisting of cash consideration of approximately $38.6 million paid in April 2007, and a deferred payment of $11.1 million which was due in October 2007, approximately $0.2 million of direct transaction costs plus the assumption of approximately $1.8 million debt. The deferred payment of $11.1 million was subsequently extended until June 2008. The acquisition of Fortland was accounted for as an asset purchase of television license through a variable interest entity. The Company has consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, the Company allocated approximately $72.1 million to licenses, approximately $17.2 million to deferred tax liability, and approximately $15.0 million to noncontrolling interest. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of approximately $12.1 million to the seller. The loan, issued in April 2007, is secured by a pledge of a 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
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
     In May 2007, the Company completed the acquisition of a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”) from Inure Enterprises Ltd. and Rambert Management Limited, pursuant to a Stock Purchase Agreement. The total purchase price of approximately $196.8 million consisted of approximately $142.1 million of GTI’s common stock, representing 3,193,219 shares, cash consideration of approximately $8.2 million, and direct transaction costs of approximately $1.4 million At June 30, 2007, the Company had $10.0 million held in escrow out of which the $8.2 million of cash consideration was paid in August 2007 to the sellers. The remaining $1.8 million was returned to the Company. In addition, as part of the purchase price, the Company refinanced $45.0 million of debt that the seller owed to OAO Vneshtorgbank. The refinancing was effected through a loan to Corbina from the Company. The purchase consideration of GTI’s common stock, which was issued on May 25, 2007, was determined based on the closing price of the Company’s common stock on December 20, 2006, when the Company announced that it had entered into a binding Memorandum of Understanding with Dawn Key Limited to acquire a 51% ownership interest in Corbina. Accordingly, the GTI shares issued as consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between December 18, 2006 and December 22, 2006, which was $44.51 per share. Management believes the acquisition of 51% of Corbina further strengthens the Company’s position in the Company’s broadband market and positions the Company to realize future operating and cost synergies. Corbina is an integrated telecommunications provider of telecommunications and Internet services in Russia. The Company has consolidated the financial position of Corbina from May 31, 2007 and the results of operations of Corbina from June 1, 2007. Corbina held a variable interest and was the primary beneficiary of Mircom Trading, Inc. (“Mircom”), a British Virgin Islands registered wholesale telecommunications operator providing a range of carrier and operator services to foreign telecommunications operators. Mircom is owned by a member of the Board of Directors of Corbina. The creditors of Mircom had no recourse to the Company’s general credit. Due to changes in the operations of Mircom from July 1, 2007, the Company determined that it is no longer a primary beneficiary of Mircom. Mircom was deconsolidated as of July 1, 2007.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

May 31, 2007
(in thousands)
ASSETS:
Current assets	$31,586
Property and equipment	161,798
Intangible assets	50,549
Goodwill	95,208
Other assets	14,356

Total assets	$353,497

LIABILITES:
Current liabilities	$93,206
Non-current liabilities	27,770

Net assets	$232,521

Less: Minority interest in net assets acquired	(35,740)

Total purchase consideration and transaction costs	$196,781

Consideration and transaction costs:
GTI shares consideration	142,130
Cash consideration	8,205
Loan refinancing	45,000
Direct transaction costs	1,446

Total purchase consideration and transaction costs	$196,781

     The Company’s financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $32.8 million to brand name which will be amortized over a period of 10 years, approximately $10.5 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 6 years, approximately $7.6 million to contract-based customer relationship intangible assets which will be amortized over a weighted average period of approximately 9 years, approximately $0.1 million to licenses which will be amortized over a weighted average period of 5 years, and approximately $0.6 million to other intangible assets which will be amortized over a weighted average period of 5 years. The Company has recorded approximately $10.3 million of tax contingencies. Approximately $6.3 million of the $10.3 million tax contingency related to Mircom. The purchase price allocation will be finalized upon the completion of the valuation of the acquired fixed and intangible assets and resolving tax contingencies. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $95.2 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $21.1 million of this goodwill has been assigned to the Business and Corporate Services reportable segment, approximately $4.6 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment, approximately $61.3 million of this goodwill has been assigned to the Consumer Internet Services reportable segment, and approximately $8.2 million of this goodwill has been assigned to the Mobile Services reportable segment. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company will not amortize the goodwill recorded in connection with the acquisition of 51% ownership interest in Corbina. The goodwill will be tested for impairment at least annually.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
	(in thousands, except per share data)
Revenue	$249,689	$350,391	$663,855	$955,359
Income before cumulative effect of a change in accounting principle	23,670	74,375	65,510	124,695
Cumulative effect of a change in accounting principle	—	—	(681)	—

Net income	$23,670	$74,375	$64,829	$124,695

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.59	$1.85	$1.65	$3.01
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — basic
Weighted average common shares — basic	$0.59	$1.85	$1.63	$3.01

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$0.59	$1.84	$1.64	$3.00
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income per share — diluted
Net income per share — diluted	$0.59	$1.84	$1.62	$3.00

     In June 2007, the Company completed the acquisition of 100% ownership interest in ZAO Direct Net Telecommunications (“DirectNet”) and ZAO Satcom Tel (“Satcomtel”), fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDNT (UK) Limited, for approximately $1.4 million in cash consideration, including the assignment of approximately $0.7 of debt from the seller to the Company. The Company has consolidated the financial position and the results of operations of DirectNet and Satcomtel from June 1, 2007.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years and approximately $0.1 million to other intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment. In accordance with SFAS No. 141, “Business Combinations", and SFAS No. 142, “Goodwill and Other Intangible Assets", the Company will not amortize the goodwill recorded in connection with the above acquisitions. The goodwill will be tested for impairment at least annually.
     In June 2007, the Company completed the acquisition of 75% ownership interest in OOO Alcar (“Alcar”), an early-stage WiFi enterprise in Russia, from an entity, the principal shareholder of which is also a shareholder in four of the Company’s other subsidiaries. The Company acquired Alcar for approximately $1.9 million of cash consideration. The acquisition of Alcar was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. On acquisition, the Company allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. The Company has consolidated the financial position and the results of operations of Alcar from June 1, 2007.
     In August 2007, the Company completed the acquisition of 75% ownership interest in OOO Satel Tsentr (“Satel”), an early stage WiFi enterprise in the Moscow region, from an entity, the principal shareholder of which is also a shareholder in four of the Company’s other subsidiaries. The Company acquired Satel for approximately $1.9 million in cash consideration. The acquisition of Satel was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. On acquisition, the Company allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 25% interest in Satel at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 25% interest in Satel at fair market value. The put and call options are exercisable on or after September 30, 2010. The Company has consolidated the financial position and results of operations of Satel from August 1, 2007.
     In August and September 2007, the Company completed the acquisition of 50% ownership interest in eight fixed line alternative telecommunications operators in various regions of Russia, for approximately $2.5 million in cash consideration. As a result of these acquisitions and combined with the Company’s previous ownership interest, the Company now has 100% ownership interest in these eight entities. On acquisition, the Company allocated $0.9 million to property and equipment and $1.7 million to goodwill.
Note 7: Shareholders’ Equity
Common Stock
     The Company’s outstanding shares of common stock increased by 177,358 shares and 55,300 shares in the nine months ended September 30, 2006 and 2007, respectively, which shares were issued in connection with the exercise of employee stock options.
     In May 2007, the Company issued 3,193,219 unregistered shares of the Company’s common stock, par value $0.01, in connection with the acquisition of 51% ownership interest in Corbina.
     In July 2007, the Company issued 392,988 unregistered shares of the Company’s common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ Global Select Market on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable due to Company shares being issued as part of the acquisition of Corbina. No underwriter or underwriting discount was involved in the offering. The shares of common stock were not registered under the Securities Act in reliance on an exemption under Section 4(2) thereof.
     At September 30, 2007, there were 3,570 unvested restricted shares of the Company’s common stock outstanding with a value of $0.2 million. These unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors of the Company in May 2007 and vest after one year.
Note 8: Stock Option and Stock Appreciation Rights Plans
     During the nine months ended September 30, 2006 and 2007, the Company recorded pretax stock-based compensation expense of approximately $4.5 million and $19.2 million, respectively, related to the expensing of the Company’s SARs, non-qualified stock options and restricted shares.
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Equity Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. In April 2007, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an amendment to the Equity Plan to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by the Company’s shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. There are 310,456 securities remaining available for future issuance under the Company’s Equity Plan.
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

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      On June 28, 2007, the Company’s Board of Directors approved and the Company granted 606,870 options to senior management and key employees. Under the terms of the Company’s Equity Plan the options were granted at a share price which was the closing sales price per share of the Company’s common stock on the NASDAQ Global Select Market on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options granted are subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon the Company’s common stock achieving an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in the sole discretion of the Company. On October 18, 2007, the Company’s common stock achieved the $82.15 threshold and the market condition stock options became fully vested. The options have a contractual term of 5 years and are settled in stock only.
     A summary of activity under the SARs Plan, the Sovintel SARs Bonus Plan, and the SARs granted to the CEO outside of these plans, as of September 30, 2006 and 2007, and changes during the nine months then ended are presented below:

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
	(in thousands)
Outstanding at January 1, 2006	1,251,800	$29.19
SARs granted	177,000	27.94
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(106,400)	28.91

Outstanding at September 30, 2006	1,322,400	29.04	$1,604

Exercisable at September 30, 2006	66,667	$29.83	$28

		Weighted
		Average
		Exercise	Aggregate
	SARs	Price	Intrinsic Value
	(in thousands)
Outstanding at January 1, 2007	1,293,800	$29.05
SARs granted	—	—
SARs exercised	(758,134)	28.40
SARs expired	—	—
SARs forfeited	(56,100)	28.74

Outstanding at September 30, 2007	479,566	30.13	$11,352

Exercisable at September 30, 2007	2,000	$27.48	$53
     The weighted-average fair value of SARs outstanding as of September 30, 2007 was $21.90 per SAR. As of September 30, 2007, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.8 years.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of activity under the Equity Plan as of September 30, 2006 and 2007, and changes during the nine months then ended is presented below:

		Weighted
		Average
		Exercise	Aggregate
	Stock options	Price	Intrinsic Value
	(in thousands)
Outstanding at January 1, 2006	373,012	$14.31
Stock options granted	—	—
Stock options exercised	(177,358)	13.70
Stock options expired	—	—
Stock options forfeited	—	—

Outstanding at September 30, 2006	195,654	14.85	$3,043

Exercisable at September 30, 2006	195,654	$14.85	$3,043

		Weighted
		Average
		Exercise	Aggregate
	Stock options	Price	Intrinsic Value
	(in thousands)
Outstanding at January 1, 2007	157,915	$13.82
Stock options granted	1,549,015	55.81
Stock options exercised	(55,300)	14.81
Stock options expired	—	—
Stock options forfeited	(12,320)	36.90

Outstanding at September 30, 2007	1,639,310	53.16	$44,808

Exercisable at September 30, 2007	450,499	$44.57	$16,180
     The weighted-average fair value of stock options outstanding as of September 30, 2007 was $19.17 per stock option. As of September 30, 2007, there was approximately $14.9 million of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.9 years.
Note 9: Commitments, Contingencies and Other Matters
Tax Matters
     The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with taxes in the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and September 30, 2007. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned Russian subsidiary, EDN Sovintel LLC (“Sovintel”) is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of approximately $23.5 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. On April 3, 2007, the first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. On April 28, 2007, the tax inspectorate appealed this decision. On July 16, 2007, the second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. The tax inspectorate appealed this decision in the third instance court. The court hearing of the third instance court held on October 25, 2007 delayed consideration of the case by the third instance court until further notice from the court. Currently, the Company does not consider an unfavorable outcome probable for this claim.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of Value Added Taxes (“VAT”) relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the approximately $23.5 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the year ended December 31, 2006 is assessed as being up to approximately $13.7 million. The amount of risk relating the nine months ended September 30, 2007 is assessed as being up to approximately $12.5 million. Should the Russian tax inspectorate assert such claim, the Company will dispute such claim and believes it will defend such action successfully.
Taxes Other Than Income Tax
     The Company has also identified contingencies related to taxes other than income tax. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2007 management estimates such contingencies related to taxes on other than income tax to be up to approximately $3.6 million. The Company believes the estimated loss related to these contingencies is not probable and, as such, it is not accrued at September 30, 2007.
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
Other Commitments and Contingencies
     The Company has future purchase commitments of approximately $78.8 million as of September 30, 2007, which primarily includes equipment, interconnection and satellite transponder capacity.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In January 2007, the Company entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which, the Company, GTS Finance, Inc., a wholly-owned subsidiary of the Company, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on the Company related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires the Company to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of September 30, 2007, the Company has $225.0 million outstanding under the Facility Agreement. The Company paid approximately $3.9 million of arrangement fees to the lead arrangers which are recorded in other non-current assets. In November 2007, the lenders waived a technical violation of an undertaking and consented to an amendment of the respective undertaking.
     In January 2007, the Company entered into a five year lease agreement with ZAO Rascom, the Company’s equity method investee, for the right to use eight STM-64 fiber optic cable systems between Moscow and Stockholm. The Company had the right to take possession of two STM-64 fiber optic cable systems as of January 1, 2007 and the option to increase to eight STM-64 fiber optic cable systems in the future. In connection with this lease, the Company has recorded a capitalized leased asset, which was approximately $3.7 million as of September 30, 2007.
     In February 2007, the Company entered into a five year lease agreement for the right to use STM-1 fiber optic capacity on major routes within Russia. The Company had the right to take possession of this STM-1 fiber optic capacity beginning April 1, 2007. In March 2007, the Company issued a $2.0 million loan to the same company that has provided the lease and in May 2007 the Company issued an additional approximately $5.9 million loan to the same company that has provided the lease. The loan has payment terms of 59 months, which start in May 2007, and carries interest at the rate of 9 percent per annum. In connection with this lease, the Company has recorded a capitalized leased asset, net of accumulated depreciation, and a related capital lease obligation, which were approximately $ 9.3 million and $9.6 million, respectively as of September 30, 2007.
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
     Sovintel was engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”) in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. On December 4, 2006, the first instance court ruled in favor of the minority shareholder. On March 14, 2007, the second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court denied the claim. The shareholder apparently failed to meet the deadline of October 18, 2007 to file a new claim with the Supreme Arbitration Court of the Russian Federation. The Company believes the case is now closed.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned Sovintel that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, the Company notified Rossvyaznadzor that the Company believes that Sovintel has not violated its licenses. Sovintel filed a lawsuit against Rossvyaznadzor and on May 17, 2007, the court turned down Sovintel’s lawsuit for procedural reasons because the license in question had been annulled and that there were no grounds for dispute. On May 29, 2007, Sovintel appealed this court decision and on June 26, 2007, Sovintel withdrew its lawsuit. On June 29, 2007, the court accepted Sovintel’s withdrawal of the lawsuit and revoked the decision of the first instance court. The term for appeal will expire on November 29, 2007. Currently, the Company does not consider an unfavorable outcome probable for this claim.

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company was engaged in a regulatory dispute with the National Commission of Communication’s Regulation of Ukraine (“NCCR”) over a license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), a 75% owned Ukrainian subsidiary of the Company. On April 18, 2007, the first instance court ruled in favor of S-Line obliging the NCCR to re-register the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. On September 11, 2007, the Supreme Administrative Court of Ukraine upheld the decision of the first instance court obliging the NCCR to re-register the license. As a result, the license was re-registered.
     During the nine months ended September 30, 2007, the Company purchased services of approximately $2.3 million from a minority shareholder in four of the Company’s subsidiaries. During the nine months ended September 30, 2007, the Company purchased consulting and advisory services of approximately $1.7 from an affiliate of Alfa Group Consortium, a shareholder of the Company.
Note 10: Segment Information
Line of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following tables present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of businesses for the three and nine months ended September 30, 2006 and 2007, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information", the Company has presented the following four segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources.

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2006

Revenue from external customers	$129,723	$87,830	$11,340	$2,428	$—	$231,321	$228,717	$(4,683)	$2,079
Intersegment revenue	—	14	—	—	(14)	—	—	—	—
Operating income (loss)	35,564	9,774	(2,723)	152	(5,030)	37,737	36,670	(1,067)	—
Identifiable assets	589,160	407,521	83,270	9,852	(11,328)	1,078,475	1,048,774	(29,701)	—
Capital expenditures	25,382	10,880	6,894	2,412	2	45,570	44,450	(1,120)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Three Months Ended September 30, 2007

Revenue from external customers	$191,117	$132,518	$22,776	$7,479	$—	$353,890	$350,391	$(4,885)	$1,386
Intersegment revenue	—	—	—	—	—	—	—	—	—
Operating income (loss)	52,010	12,806	(5,606)	(695)	(11,906)	46,609	45,859	(750)	—
Identifiable assets	864,222	571,489	418,645	54,585	43,978	1,952,919	1,914,290	(38,629)	—
Capital expenditures	41,594	16,820	28,216	(289)	758	87,099	84,112	(2,987)	—

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2006

Revenue from external customers	$346,155	$221,651	$35,842	$7,639	$—	$611,287	$603,825	$(12,772)	$5,310
Intersegment revenue	—	35	—	—	(35)	—	—	—	—
Operating income (loss)	92,580	24,205	(2,419)	1,187	(13,952)	101,601	98,755	(2,846)	—
Identifiable assets	589,160	407,521	83,270	9,852	(11,328)	1,078,475	1,048,774	(29,701)	—
Capital expenditures	68,505	28,280	14,856	8,073	31	119,745	117,910	(1,835)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier				Business		Equity
	and	and	Consumer	Mobile	Corporate &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Nine Months Ended September 30, 2007

Revenue from external customers	$506,591	$348,533	$46,494	$12,982	$—	$914,600	$903,799	$(14,634)	$3,833
Intersegment revenue	—	4	—	—	(4)	—	—	—	—
Operating income (loss)	133,033	31,222	(15,264)	(1,351)	(23,994)	123,646	122,786	(860)	—
Identifiable assets	864,222	571,489	418,645	54,585	43,978	1,952,919	1,914,290	(38,629)	—
Capital expenditures	113,685	49,033	49,727	3,335	1,518	217,298	208,502	(8,796)	—
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of three and nine months ended September 30, 2006 and 2007, respectively is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended September 30, 2006
Revenue	$205,174	$21,539	$2,004	$228,717
Long-lived assets	737,559	63,091	13,311	813,961

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Three months ended September 30, 2007
Revenue	$323,678	$28,137	$(1,424)	$350,391
Long-lived assets	1,341,931	96,739	34,938	1,473,608

GOLDEN TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Result
	(in thousands)
Nine months ended September 30, 2006
Revenue	$539,654	$58,593	$5,578	$603,825
Long-lived assets	737,559	63,091	13,311	813,961

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Result
	(in thousands)
Nine months ended September 30, 2007
Revenue	$829,016	$76,314	$(1,531)	$903,799
Long-lived assets	1,341,931	96,739	34,938	1,473,608
Note 11: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Nine months ended September 30,
	2006	2007
	(in thousands)
Capitalized leased assets	$—	$15,272
Issuance of common stock in connection with an acquisition	—	142,130
Note 12: Sale of MCT Corp.
     In July 2007, TeliaSonera Acquisition Corp. acquired MCT Corp. (“MCT”) in a merger transaction. GTS Mobile Services, Inc. (“GMS”), a wholly-owned subsidiary of the Company, owned approximately 22.8% of MCT. GMS tendered its shares in MCT and received cash consideration of approximately $41.3 million. GMS may receive up to an additional $7.2 million upon the satisfaction of certain conditions. The Company’s investment in MCT had a carrying value of zero, therefore the amount received is recorded as a gain in the consolidated statement of operations. The tax effect related to this transaction is zero as the Company can utilize previously unrecognized net operating losses and current operating losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for each of the three and nine months ended September 30, 2006, and 2007. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report.
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 314 access points in Russia and other countries of the CIS as of September 30, 2007, a 9% increase from 287 access points as of September 30, 2006. In addition, we offer mobile services in Moscow and the Moscow region, and the Ukrainian cities of Kiev and Odessa.
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
     In the first nine months of 2007, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.

Recent Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control.
     In February 2007, we completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in four of our other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. We acquired Fortland for approximately $49.7 million consisting of cash consideration of $38.6 million, and a deferred payment of $11.1 million which was due in October 2007, $0.2 million of direct transaction costs plus the assumption of a $1.8 million debt. The deferred payment of $11.1 million was subsequently extended until June 2008. The acquisition of Fortland was accounted for as an asset purchase of television licenses through a variable interest entity. We have consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, we allocated approximately $72.1 million to licenses, approximately $17.2 million to deferred tax liability, and approximately $15.0 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired intangible assets and minority interest. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a secured loan of $12.1 million to the seller. The loan, issued in April 2007, is secured by a pledge of the 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, we also entered into a put option agreement that, if exercised, would require us to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, we also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In April 2007, we completed the acquisition of 100% ownership interest in ZAO Telecommunications Agency (“Atel”), a fixed line alternative telecommunications operator in Perm, Russia for approximately $4.5 million in cash consideration. We have consolidated the financial position and results of operations of Atel from April 1, 2007. On acquisition, we allocated approximately $2.7 million to property and equipment and $1.8 million to goodwill. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets.
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
     In May 2007, we completed the acquisition of a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”) from Inure Enterprises Ltd. and Rambert Management Limited, pursuant to a Stock Purchase Agreement. The total purchase price of approximately $196.8 million consisted of approximately $142.1 million of our common stock, representing 3,193,219 shares, cash consideration of $8.2 million, and direct transaction costs of approximately $1.4 million. In addition, as part of the purchase price, we refinanced $45.0 million of debt that the seller owes to OAO Vneshtorgbank. The refinancing was effected through our loan to Corbina. The purchase consideration of our common stock, which was issued on May 25, 2007, was determined based on the closing price of our common stock on December 20, 2006, when we announced that we had entered into a binding Memorandum of Understanding with Dawn Key Limited to acquire a 51% ownership interest in Corbina. Accordingly, our shares issued as consideration are valued based on the average closing price of our common stock for the five consecutive trading days between December 18, 2006 and December 22, 2006, which was $44.51 per share. Management believes the acquisition of 51% of Corbina further strengthens our position in the broadband market and positions us to realize future operating and cost synergies. Corbina is an integrated telecommunications provider of telecommunications and Internet services in Russia. We have consolidated the financial position of Corbina from May 31, 2007 and the results of operations of Corbina from June 1, 2007. On acquisition, we allocated approximately $32.8 million to brandname, $10.5 million to telecommunications service contracts intangible assets, $7.6 million to contract-based customer relationship intangible assets, $0.1 million to licenses, and $0.4 million to other intangible assets. We have recorded approximately $10.3 million to tax contingencies. Approximately $6.3 million of the $10.3 million tax contingency related to Microm. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets and resolving tax related contingencies. On June 30, 2007, Corbina held a variable interest and was the primary beneficiary of Mircom Trading, Inc. (“Mircom”), a British Virgin Islands registered wholesale telecommunications operator providing a range of carrier and operator services to foreign telecommunications operators. Mircom is owned by a member of the Board of Directors of Corbina. As of June 30, 2007, Mircom had net liabilities of approximately $14.8 million.  For the month ended June 30, 2007, Mircom had revenues of approximately $0.7 million and net loss of approximately $0.3 million. The creditors of Mircom have no recourse to our general credit. Due to changes in the operations of Mircom from July 1, 2007, we determined that we are no longer a primary beneficiary of Mircom. Mircom was deconsolidated as of July 1, 2007.
     In June 2007, we completed the acquisition of 100% ownership interest in ZAO Direct Net Telecommunications (“DirectNet”) and ZAO Satcom Tel (“Satcomtel”), fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDNT (UK) limited, for approximately $1.4 million in cash consideration, including the assignment of approximately $0.7 million of debt from the seller to us. We have consolidated the financial position and the results of operations of DirectNet and

Satcomtel from July 1, 2007. On acquisition, we allocated $0.1 million to telecommunications services contracts intangible assets, $0.1 million to other intangible assets, and approximately $1.9 million to goodwill. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the acquired fixed and intangible assets.
     In June 2007, we completed the acquisition of 75% ownership interest in OOO Alcar (“Alcar”), an early stage WiFi enterprise in the Moscow region of Russia, from an entity, the principal shareholder of which is also a shareholder in four of our other subsidiaries. We acquired Alcar for approximately $1.9 million of cash consideration. The acquisition of Alcar was accounted for as an asset purchase of WiFi and WiMAX frequencies through a variable interest entity. We have consolidated the financial position and results of operations of Alcar from June 1, 2007. On acquisition, we allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. The allocation of the purchase price is preliminary and will be finalized upon completion of the valuation of the intangible assets and minority interest.
     In August 2007, we completed the acquisition of 75% ownership interest in OOO Satel Tsentr (“Satel”), an early stage WiFi enterprise in the Moscow region, from an entity, the principal shareholder of which is also a shareholder in four of our other subsidiaries. We acquired Satel for approximately $1.9 million in cash consideration. The acquisition of Satel was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. We have consolidated the financial position and results of operations of Satel from August 1, 2007. On acquisition, we allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. In conjunction with this transaction, we also entered into a put option agreement that, if exercised, would require us to purchase the seller’s remaining 25% interest in Satel at fair market value. In conjunction with this transaction, we also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 25% interest in Satel at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In August and September 2007, we completed the acquisition of 50% ownership interest in eight fixed line alternative telecommunications operators in various regions of Russia, for approximately $2.5 million in cash consideration. As a result of these acquisitions and combined with our previous ownership interest, we now have 100% ownership interest in these eight entities. On acquisition, we allocated $0.9 million to property and equipment and $1.7 million to goodwill.
     These acquisitions have enabled us to realize new opportunities in Russia by increasing our customer base, increasing our access to critical infrastructure including last mile infrastructure and digital video broadcast technology, and furthering our consumer markets strategy.
Regulatory Developments
     On January 29, 2007, we launched domestic long distance / international long distance (“DLD/ILD”) services using our Federal Transit Network (“FTN”). We believe that provision the of DLD/ILD services will allow us to preserve margins and to gain additional revenues from our international and domestic long distance operations. We believe that our DLD/ILD license will enable us to protect our relationship with our corporate clients and, in the long term, expand our business into the residential long distance market. Under the previous regulation, the local operators collected full tariffs for DLD/ILD calls and passed only a portion of the revenue to the DLD/ILD operator. However, in the near term, we do not expect significant growth in our DLD/ILD gross margins since we will incur additional costs payable to the incumbent OAO Svyazinvest (“Svyazinvest”) companies in the form of compensatory fees and other surcharges. DLD/ILD carriers will continue to pay this compensatory fee until local tariffs are raised to an economically viable level. This increase in local tariffs is expected to be completed by the end of 2008. Under the new system, the local operators may also act as agents for DLD/ILD carriers, billing clients for long distance calls and collecting payments on behalf of the DLD/ILD operators. We incur additional costs payable to the local operators acting as our agents in the form of commission fees. We currently anticipate that our new license will result in an increase of DLD/ILD revenues since we will begin to earn long distance revenue directly from end-users. However, the impact on our DLD/ILD revenues is dependent on the contractual arrangements with the end-users. Historically, local operators established the end-user tariffs for our DLD/ILD services within the limits we set for local operators. However, in the future we may change this tariff setting policy and fix end-user tariffs. We are still analyzing these future DLD/ILD revenues to determine the impact on our business and how these will be classified for segment reporting purposes. We continue to report DLD/ILD revenues from local operators net of payments to these operators for interconnection and agency fees, since the economic substance of our settlements with local operators has not changed following the introduction of the new Interconnection Rules, and other conditions that might otherwise require us to present those same revenues and costs on a gross basis have not yet been fulfilled.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned EDN Sovintel LLC (“Sovintel”) that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, we notified Rossvyaznadzor that we believe that we have not violated our licenses. Sovintel filed a lawsuit against Rossvyaznadzor and on May 17, 2007 the court turned down Sovintel’s lawsuit for procedural reasons because the license in question had been annulled and that there were no grounds for dispute. On May 29, 2007, Sovintel appealed this court decision and on June 26, 2007, Sovintel withdrew its appeal. On June 29, 2007, the court accepted Sovintel’s withdrawal of the appeal and revoked the decision of the first instance court. The term for last appeal will expire on November 29, 2007. Currently, we do not consider an unfavorable outcome probable for this claim.
     In the third quarter of 2006, incumbent Svyazinvest operators started introducing new settlement rules for local traffic. Prior to July 1, 2006, we paid fixed monthly fees for interconnection lines with these operators. Under the new rules, the settlements are based on the actual volume of traffic. The switch to the new rules was completed in the third quarter of 2007. As a result of these changes, we increased our revenue for the traffic termination to our network, which was partially offset by additional cost of revenue.
     On March 4, 2006, the Russian President approved amendments to the Russian Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls on fixed and mobile lines in Russia are free of charge and only the fixed line or mobile operators originating the call may charge the customer for the call. Fixed line subscribers did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the nine months ended September 30, 2007, we have recorded approximately $59.7 million in additional revenue. However, this increase in revenue was partially offset by approximately $42.3 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
     On October 12, 2007, the Government of the Russian Federation approved amendments to the existing interconnection rules. Under the new rules, mobile operators can transmit all incoming call to direct mobile numbers from the local fixed line networks through their own zonal networks. At present moment, all incoming calls from fixed line local operator to mobile operator are transmitted through fixed line zonal networks. Furthermore, monthly payment for the maintenance of connection points to the network of significant operators will be abolished from March 1, 2008 and will be included in the tariff of traffic transit. We are currently evaluating the effect of adoption of new interconnection rules on our consolidated financial condition and consolidated results of operations.
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
Other Developments
     In April 2007, the Compensation Committee of our Board of Directors recommended and the Board of Directors approved an amendment to the 1999 Equity Participation Plan of Golden Telecom, Inc. (“the Equity Plan”) to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by our shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. There are 310,456 securities remaining available for future issuance under the Company’s Equity Plan.

     On June 27, 2007, the terms of the outstanding Stock Appreciation Rights (“SARs”) issued under the Golden Telecom, Inc. 2005 SAR Plan (“SARs Plan”) and the EDN Sovintel 2005 SAR Bonus Plan (“Sovintel SARs Bonus Plan”) were modified to cap the maximum payout to the employee at the closing sales price per share of our common stock on the NASDAQ Global Select Market on June 27, 2007, or $53.80. On June 27, 2007, the participants of the SARs Plan, the Sovintel SARs Bonus Plan, and the SARs granted to our Chief Executive Officer outside of these plans, were granted 849,150 stock options (one stock option for every capped SAR) with essentially the same terms as the capped SARs with the exercise price of $53.80.
     On June 28, 2007, our Board of Directors approved and we granted 606,870 options to senior management and key employees. Under the terms of our Equity Plan the options were granted at a share price which was the closing sales price per share of our common stock on the NASDAQ Global Select Market on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options granted are subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by us until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon our common stock achieving an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in our sole discretion. On October 18, 2007, our common stock achieved the $82.15 threshold and the market condition stock options became fully vested. The options have a contractual term of 5 years and are settled in stock only.
     We have been engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”) in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. The first instance court ruled in favor of the minority shareholder on December 4, 2006. The second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim on March 14, 2007. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court turned down the claim. The shareholder apparently failed to meet the deadline of October 18, 2007 to file a new claim with the Supreme Arbitration Court. We believe the case is now closed.
     Kubtelecom is currently engaged in litigation with a shareholder of Kubtelecom, in regard to the shareholder’s claim that a decision of Kubtelecom’s Board of Directors dated March 27, 2007 regarding the transfer of employees of Kubtelecom to Sovintel should be voided. The lawsuit has not yet been heard. We do not consider an unfavorable outcome for this claim as probable.
     We were engaged in a regulatory dispute with the NCCR over a license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), our 75% owned Ukrainian subsidiary. The first instance court ruled in favor of S-Line on April 18, 2007 obliging the NCCR to re-registere the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. On September 11, 2007, the Supreme Administrative Court of Ukraine upheld the decision of the first instance court obliging the NCCR to re-register the license. As a result, the license was re-registered.
     We are currently engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of $23.5 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on April 3, 2007. On April 28, 2007 the tax inspectorate appealed this decision. The second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim on July 16, 2007. The tax inspectorate appealed this decision in the third instance court. The hearing of the third instance court held on October 25, 2007 put off consideration of the case by the third instance court until further notice from the court. Currently, we do not consider an unfavorable outcome probable for this claim.
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
     In July 2007, TeliaSonera Acquisition Corp. acquired MCT Corp. (“MCT”) in a merger transaction. GTS Mobile Services, Inc. (“GMS”) owned approximately 22.8% of MCT. GMS tendered its shares in MCT and received cash consideration of approximately $41.3 million. GMS may receive up to an additional $7.2 million upon the satisfaction of certain conditions. Our investment in MCT had a carrying value of zero, therefore the amount received was recorded as a gain in the consolidated statement of operations.

Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2006 and during the first nine months of 2007, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2006 and during the first nine months of 2007. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
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
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that we launched in the middle of 2004 continued into the third quarter of 2007. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan under a commercial agreement with OAO Vimpel-Communications (“Vimpelcom”). In addition, we have completed construction of the Oktyabrsky to Samara through Togliatti, and from Samara to Saratov inter-city fiber optic links. We have completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. To date, we have invested approximately $35.0 million in these projects. In September 2006, we entered into an agreement with Vimpelcom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by Vimpelcom. In addition, in 2007 we started construction of the fiber optic link from Ufa to Perm, and from Samara to Uralsk in the northern part of Kazakhstan. We intend to connect our operations in the European part of Russia to this backbone network and plan to invest a total of approximately $55.0 million in this and related backbone projects by the end of 2007. In January 2007, we entered into a lease agreement for STM-64 fiber optic capacity, which provides for the right of use of eight communication channels between Moscow and Stockholm. We took possession of five of the eight channels as of September 30, 2007. This contract enables us to connect our operations between Russia and Sweden. In February 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Ufa to Krasnoyarsk through Ekaterinburg, Chelyabinsk, Tyumen, Omsk and Novosibirsk with an option to upgrade this line to STM-4 capacity. We have taken the possession of this fiber optic capacity on April 1, 2007. This agreement will enable us to connect our operations in the European part of Russia with our operations in Siberia. In August 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Krasnodar to Sochi and we plan to take the possession of this fiber optic capacity by the end of 2007.
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
     We continue to seek growth opportunities organically, through selective acquisitions, and through the development of new product lines. While our research indicates the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities. Following the acquisition of Atel, we currently have a commercial presence in more than 80 cities including 18 out of the 20 largest Russian cities, representing approximately more than 60% of the total fixed-line telecom market in Russia.

     To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006 and the first nine months of 2007, we started construction of zonal networks in 28 regions of the Russian Federation. To date, we have completed construction of zonal networks in 21 regions, including among others Moscow, St. Petersburg, Nizhny Novgorod, Kaliningrad, Samara and Sakhalin, Voronezh, Krasnodar, Krasnoyarsk, Khabarovsk, Primorsky territory, Orel, Sverdlovsk and Leningrad regions. In total, we are planning to construct zonal networks in 28 to 30 regions by the end of 2008. We started to generate revenues and cost savings from the operations of our zonal networks in the third quarter of 2007. Furthermore, we received permissions of use for three zonal transit switches in Tumensk and Volgograd regions and Samara-Telecom in the third quarter of 2007.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to defend and grow our market share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium-sized businesses (“SMB”) and the small office / home office (“SOHO”) markets. In those cases where the potential SMB and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to obtain access to the copper networks and other infrastructure of the incumbent operators under reasonable terms and conditions. The acquisition of Corbina significantly increases our presence in the Moscow SMB/SOHO telecommunications market. In the third quarter of 2007, we introduced the national “800” free phone numbers to our corporate clients and we established a 15% market share in Russia within a few weeks of introduction.
     Our recently constructed FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. We launched our FTN-based DLD/ILD services in January 2007, targeting mainly wholesale customers. We also started to offer DLD/ILD services to corporate customers not directly connected to our network. In March 2007, we started offering DLD/ILD services on a pre-paid basis to residential customers in several regions of Russia. Due to the existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force, we captured approximately 20% market share of the total DLD/ILD market in Russia.
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
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and substitution will increase in the future, and that dial-up margins will continue to decline over time as the average revenue per subscriber continues to decline and as a result of the introduction of origination fees. Broadband rollout is a cornerstone of our strategy in Consumer Internet Services segment. We have continued to develop our broadband service offerings by deploying broadband solutions in major cities of Russia, Ukraine, Kazakhstan, and Uzbekistan. We provide broadband services through our broadband networks based on such approaches as, WiFi, Digital Subscriber Line (“DSL”), and fiber-to-the-building (“FTTB”). The broadband development enables us to offer high quality services such as broadband Internet access and voice over broadband which is packaged with our Aport Internet search engine to offer location-based search services.
     As part of our broadband access strategy, we deployed one of the largest commercial WiFi metropolitan networks in the world. Our WiFi network in Moscow consists of more than 11,235 indoor and outdoor WiFi nodes. On March 1, 2007, we launched commercial operations of our WiFi network in Moscow. We signed a number of co-marketing agreements with major global corporations such as McDonalds and Starbucks to provide Golden WiFi internet access in their retail locations. To date, we have approximately 41,364 customers who use our paid WiFi services in Moscow. On June 22, 2007, we launched commercial operations of our WiFi network in St. Petersburg. Following the acquisition of S-Line in October 2006, we intend to deploy wireless broadband networks in Kiev and other regions of Ukraine. In addition, we plan to provide wireless broadband coverage in the biggest cities and areas such as Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Kazan, Krasnodar, and Tashkent. In August 2007 we started providing WiFi indoor service in Ufa, Khabarovsk, and Novorossiisk.
     We also continued the deployment of DSL in selected regions of Russia and the CIS where we have acquired copper “last mile” networks. To date, we have approximately 55,600 customers using our DSL services in Russia and in the CIS.
     In order to meet the growing demand for broadband services we plan to construct FTTB networks in the top 65 cities of Russia with a combined population of 65 million people of which we will target approximately 15.6 million households. The acquisition of Corbina strengthened our position in the Moscow broadband Internet market. To date, Corbina’s FTTB network covers approximately 3.0 million households in Moscow, St. Petersburg, Yaroslavl, Tula, Kaluga, and Orenburg. In the third quarter of 2007, Corbina completed construction of FTTB networks in Rostov and Saratov, and started construction in Ulyanovsk . We already commenced the construction of FTTB networks in 24 cities of Russia.

To date, Corbina has approximately 253,333 active broadband Internet subscribers. By the end of 2008, Corbina plans to achieve a subscriber base of more than 600,000 broadband subscribers.
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
     Our Mobile Services line of business allows us to provide additional services to our wireline customers in Moscow and Ukraine. In the future, we expect to follow a marketing strategy aimed at providing fixed-mobile convergent (“FMC”) services to our existing corporate customers. In April 2006, the NCCR issued a license for GSM-1800 radio frequency to GTU for an additional 22 out of the remaining 25 regions of Ukraine we did not cover. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 4 out of 22 regions. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of Vimpelcom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in the Kiev region, Donetsk, Zaporozhye, and Ivano-Frankovsk. However, we do not expect significant growth in mobile revenue from the roaming agreement with URS until our FMC network is fully deployed. Corbina also provides mobile services in Moscow using its DAMPS network. Corbina announced plans to migrate its DAMPS customers onto GSM network by the end of November 2007. Corbina uses the network of Vimpelcom to provide GSM services to its customers. To date, Corbina has approximately 16,394 DAMPS and 15,779 GSM active high-usage customers.
     The acquisition of Fortland enhances our broadband expansion strategy and will enable us to expand into the media market. Kolangon holds licenses and frequencies to provide digital television services in Moscow and St. Petersburg. We also applied for licenses in other major cities of Russia. These licenses will be used to broadcast digital television channels with a higher quality of picture and to provide pay-per-view services using the DVB-T standard in MPEG-4 coding. The combination of access to DVB-T technology with our wide geographical presence across Russia will provide us with a potential market of up to 14 million households in 34 major Russian cities including Moscow and Saint Petersburg with a population of approximately 41 million people. The Fortland acquisition will enable us to deliver approximately 50 pay digital TV and video-on-demand channels. In June 2007, we started testing the DVB-T transmitter in Moscow. We plan to begin deployment of DVB-T transmitters in the first half of 2008 in order to start broadcasting in the third quarter of 2008. We plan to consider cooperation with one of the leading Russian media companies to ensure availability of the high quality content for our television services.
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

     Allowance for doubtful accounts policies; the allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Changes in the underlying assumptions may have a significant impact on the results of our operations. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator who is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $2.4 million, net of tax, although management believes that the possibility of such an adverse outcome is remote.
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
     Functional currency; prior to the third quarter of 2006, the functional currency for all of our foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, Sovintel introduced a semi-fixed USD – Russian Ruble (“RUR”) exchange rate for settlements with a majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, we re-evaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of our subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of our subsidiaries domiciled in Russia and Ukraine on September 30, 2007 were translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
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
     According to Russian government estimates, inflation in Russia was 9% in 2006, and 7.5% for the nine months ended September 30, 2007. The Russian government expects inflation to be approximately from 9% to 9.5% in 2007. Although the rate of inflation has been declining, any return to heavy and sustained inflation could lead to market instability, new financial crises, reduction in consumer buying power and erosion of consumer confidence.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Three Months Ended September 30, 2007, compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2006

•	Consolidated Results. Consolidated Results of Operations for the Nine Months Ended September 30, 2007, compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2006

•	Consolidated Financial Position. Consolidated Financial Position at September 30, 2007, compared to Consolidated Financial Position at December 31, 2006

Consolidated Results — Consolidated Results of Operations for the Three Months Ended September 30, 2007, Compared to the Consolidated Results of Operations for the Three Months Ended September 30, 2006
Revenue
     Our revenue increased by 53% to $350.4 million for the three months ended September 30, 2007 from $228.7 million for the three months ended September 30, 2006. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
REVENUE
Business and Corporate Services	$129.5	$190.9
Carrier and Operator Services	85.5	129.2
Consumer Internet Services	11.3	22.8
Mobile Services	2.4	7.5

TOTAL REVENUE	$228.7	$350.4
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Three Months	For the Three Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
REVENUE
Moscow	$144.8	$242.5
Northwest region of Russia	19.0	29.0
Other regions of Russia and CIS	49.3	69.9
Ukraine	21.5	28.3
Eliminations	(5.9)	(19.3)

TOTAL REVENUE	$228.7	$350.4
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 47% to $190.9 million for the three months ended September 30, 2007 from $129.5 million for the three months ended September 30, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business. Our total number of contracts in this line of business increased from 228,305 on September 30, 2006, to 406,631 on September 30, 2007, an increase of 78%.
     Revenue from the BCS division of Sovintel increased by 38% to $145.3 million for the three months ended September 30, 2007, from $105.6 million for the three months ended September 30, 2006. In the third quarter of 2007, Sovintel recorded approximately $8.1 million of additional revenue related to the introduction of CPP.
     Sovintel BCS revenue in Moscow, our largest market, increased by $25.2 million, or 32%, to $103.7 million in the third quarter of 2007 from $78.5 million in the third quarter of 2006. However, as a percentage of total Sovintel BCS revenue, Moscow revenue decreased from approximately 74% in the third quarter of 2006 to approximately 71% of Sovintel’s total BCS revenue in the third quarter of 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Sovintel’s BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. In the third quarter of 2007, Sovintel BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from Sovintel BCS Moscow to continue to grow as the Moscow commercial real-estate market continues to experience significant investment. Our ongoing relationships with Moscow real-estate developers should enable us to continue to increase the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. These services now account for approximately $3.0 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for Sovintel BCS Moscow.

(in whole numbers)	2006	2007	% Change
Sovintel BCS Moscow customer statistics on September 30:

Total clients	23,416	24,280	4%
Business centers	886	997	13%
Trade centers	84	119	42%
Hotels	52	54	4%
Direct inward dialing lines	134,000	141,737	6%
Ethernet / Metropolitan Ethernet Network connections	2,371	2,816	19%
High speed Internet active contracts	834	1,574	89%
     Sovintel regional BCS revenue increased by 54% to $41.5 million in the third quarter of 2007 from $27.0 million in the third quarter of 2006. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 26% in the third quarter of 2006 to approximately 29% of Sovintel’s total BCS revenue in the third quarter of 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 22% to $15.6 million for the three months ended September 30, 2007, from $12.8 million for the three months ended September 30, 2006. This increase in revenue was due to a 14% increase in minutes of use resulting from a 38% increase in the number of serviced voice lines, including a significant increase in the number of residential customers. As of September 30, 2007, in GTU had approximately 24,835 residential customers compared to approximately 17,503 residential customers as of September 30, 2006. Revenue from the local voice services increased by 12% following the introduction of regulated tariffs by the NCCR from July 2006 and tariff increases effective from November 1, 2006. Partly offsetting these increasing factors was a decrease of the newly regulated DLD/ILD tariffs due to the continuing tariff re-balancing process. Additionally, data and Internet revenue increased by approximately $0.8 million due to increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in the third quarter of 2007. Our consolidated BCS revenue increased by approximately $14.7 million due to the acquisition of Corbina, in 2007. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 51% to $129.2 million for the three months ended September 30, 2007, from $85.5 million for the three months ended September 30, 2006. Our total number of contracts in this line of business grew by 35% to 3,080 as of September 30, 2007, from 2,281 as of September 30, 2006.
     Carrier and Operator Services revenue from Sovintel increased by 60% to $122.5 million for the three months ended September 30, 2007, from $76.4 million for the three months ended September 30, 2006. In Sovintel, we expanded our operations with existing partners and added a number of new carriers in the regions with high volumes of traffic. We increased our revenue mainly due to larger volume of voice services provided in the third quarter of 2007 in comparison with the corresponding period of the last year. In the third quarter of 2007, Sovintel recorded approximately $6.8 million of additional revenue related to the introduction of CPP. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities and continue to develop our network. Following the introduction of the new Interconnection Rules, we observed less competitive pressure on revenues.
     Revenue for the Carrier and Operator Services division of GTU increased by 72% to $10.3 million for the three months ended September 30, 2007, from $6.0 million for the three months ended September 30, 2006. Carrier’s carrier revenue increased due to a 131% increase in transit traffic from local operators following introduction of the new interconnection rules effective January 1, 2007, and a 258% increase in the incoming international minutes of use.
     Carrier and Operator Services consolidated revenue increased by approximately $1.5 million due to the acquisition of Corbina in 2007.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 102% to $22.8 million for the three months ended September 30, 2007, from $11.3 million for the three months ended September 30, 2006. Consumer Internet Services consolidated revenue increased by approximately $13.0 million due to the acquisition of Corbina in 2007. Our revenue from consumer dial-up Internet decreased by approximately $2.5 million between the third quarter of 2007 and 2006. The average revenue per dial-up Internet subscriber increased from $6.03 per month for the three months ended September 30, 2006, to approximately $6.17 per month for the three months ended September 30, 2007, and the number of dial-up Internet subscribers decreased from 393,260 at September 30, 2006, to 233,983 at September 30, 2007. The consumer Internet market in Russia has become more competitive due to the increasing availability of other Internet access technologies, especially DSL-based services from incumbent Svyazinvest operators. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia allows us to specifically target subscribers that currently use or have previously used our Internet services. As of September 30, 2007, we had 391,500 broadband Internet subscribers, of which 253,333 subscribers are connected by Corbina with average revenue per subscriber of approximately $15.97 per month. As of September 30, 2007, we had 41,364 subscribers of our newly launched WiFi services in Moscow with average revenue per subscriber of approximately $12.64 per month.

     Mobile Services. Revenue from Mobile Services increased by 213% to $7.5 million for the three months ended September 30, 2007, from $2.4 million for the three months ended September 30, 2006. The consolidated revenue increased by approximately $5.6 million due to the acquisition of Corbina in 2007. As of September 30, 2007, Corbina had 32,173 active mobile subscribers with the average revenue per active subscriber of approximately $45.70 per month. This increase was partly offset by the decline in mobile revenue of GTU due to increased competition in the Ukrainian mobile market, and the lack of network coverage, which has led to significant churn of high usage contract subscribers. Active subscribers in Ukraine decreased from 50,874 at September 30, 2006, to 39,936 at September 30, 2007. The average revenue per active subscriber in Ukraine decreased by 6% from approximately $16.16 per month to approximately $15.29 per month primarily due to a decrease in the average subscription fee and traffic revenue due to higher share of prepaid subscribers with lower usage compared to contract subscribers.
Expenses
     The following table shows our principal expenses for the three months ended September 30, 2007 and September 30, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Three Months	For the Three Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$56.5	$85.0
Carrier and Operator Services	60.6	95.4
Consumer Internet Services	9.7	15.6
Mobile Services	1.4	4.6
Corporate	—	1.4

TOTAL COST OF REVENUE	128.2	202.0
Selling, general and administrative	37.5	63.3
Depreciation and amortization	26.4	39.2
Equity in earnings of ventures	(0.3)	(0.7)
Interest income	(0.2)	(1.4)
Interest expense	0.1	2.8
Foreign currency gain	(0.1)	(11.0)
Minority interest	1.8	3.4
Provision for income taxes	11.1	19.6
Cost of Revenue
     Our cost of revenue increased by 58% to $202.0 million for the three months ended September 30, 2007 from $128.2 million for the three months ended September 30, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 50% to $85.0 million, or 45% of revenue, for the three months ended September 30, 2007 from $56.5 million, or 44% of revenue, for the three months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly due to the switch to our new FTN, deployment of the zonal networks and replacement of the existing rented intercity capacity.
     Cost of revenue for the BCS division of Sovintel increased by 36% to $63.3 million, or 44% of revenue, for the three months ended September 30, 2007, from $46.5 million or 44% of revenue, for the three months ended September 30, 2006. The increase in cost of revenue is primarily due to increased volume of voice traffic and interconnect costs. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of new capital lease agreements to replace existing rented intercity channels. In the third quarter of 2007, Sovintel recorded approximately $4.2 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU increased by 30% to $7.0 million, or 45% of revenue, for the three months ended September 30, 2007, from $5.4 million, or 42% of revenue, for the three months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to introduction of the new interconnection rules effective January 1, 2007 where settlement rates for local traffic were introduced, monthly fees for interconnect were replaced by settlement rates, as well as, growth of customer connection cost, along with increase in network operations costs.
     BCS consolidated cost of revenue increased by approximately $6.0 million due to the acquisition of Corbina in 2007.

     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 57% to $95.4 million, or 74% of revenue, for the three months ended September 30, 2007, from $60.6 million, or 71% of revenue, for the three months ended September 30, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 66% to $95.5 million, or 78% of revenue, for the three months ended September 30, 2007, from $57.5 million, or 75% of revenue, for the three months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to an increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the nine months of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred additional costs related to the deployment of the zonal networks and implementation of the new capital lease agreements to replace existing rented intercity channels. In the third quarter of 2007, Sovintel recorded approximately $6.7 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU increased to $8.0 million, or 78% of revenue for the three months ended September 30, 2007, from $3.7 million, or 62% of revenue for the three months ended September 30, 2006. Cost of revenue increased as a percentage of revenue primarily due to introduction of the new interconnection rules effective January 1, 2007, lower margin local transit and incoming international traffic accounting for a larger portion of our total wholesale traffic in the third quarter of 2007.
     Carrier and Operator Services consolidated cost of revenue increased by approximately $0.9 million due to the acquisition of Corbina in 2007.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 61% to $15.6 million, or 68% of revenue, for the three months ended September 30, 2007, from $9.7 million, or 86% of revenue, for the three months ended September 30, 2006. Consumer Internet Services cost of revenue increased by approximately $9.3 million due to the acquisition of Corbina in 2007. The decrease in cost of revenue as a percentage of revenue is mainly due to the higher margin broadband services of Corbina.
     Mobile Services. Cost of revenue from Mobile Services increased by 229% to $4.6 million, or 61% of revenue for the three months ended September 30, 2007, from $1.4 million, or 58% of revenue for the three months ended September 30, 2006. Mobile consolidated cost of revenue increased by approximately $4.2 million due to the acquisition of Corbina in 2007. The increase in cost of revenue as a percentage of revenue is mainly due to the lower margin products of Corbina’s mobile offerings and increased network costs related to the FMC network development in Ukraine.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 69% to $63.3 million, or 18% of revenue, for the three months ended September 30, 2007, from $37.5 million, or 16% of revenue, for the three months ended September 30, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $15.6 million, or 60%, of which $10.2 million, or 16% was stock-based compensation costs, primarily due to increased executive officer costs, ongoing salary increases, and a 9% increase in consolidated headcount. Taxes, other than income taxes, decreased by $0.4 million between the years; auditing and legal fees increased by $1.4 million, mainly due to the acquisition of Corbina. Our professional and consulting fees increased by $2.7 million due to consulting services provided from Altimo to Sovintel of $1.7 million in the third quarter of 2007. Our advertising costs increased by $1.6 million due to intensified marketing campaign of our new products, rent expenses increased by $2.0 million, mainly due to the acquisitions of Kolangon and Corbina in 2007. The remaining $3.5 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 48% to $39.2 million for the three months ended September 30, 2007, from $26.4 million for the three months ended September 30, 2006. Depreciation expense increased by $10.5 million, or 50%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $2.3 million, or 43%, primarily due to amortization on intangible assets arising from acquisitions consummated in the second half of 2006 and the first nine months of 2007.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures increased to $0.7 million for the three months ended September 30, 2007, from $0.3 million for the three months ended September 30, 2006. The increase in earnings is mainly due to the operations of ZAO Rascom (“Rascom”). We acquired 54% of Rascom in the fourth quarter of 2005. We account for our investments in Rascom under the equity method because the rights of the minority shareholder represent substantive participating rights, and as result, such rights overcome the presumption that we control Rascom.
Gain on Sale of MCT Corp
     In July 2007, GMS sold its 22.8% stake in MCT Corp. following the acquisition of MCT Corp. by TeliaSonera Acquisition Corp. We recorded gain on sale of the investment in the amount of $41.3 million in the consolidated income statement for the three-month period ended September 30, 2007.
Interest Income
     Our interest income for the three months ended September 30, 2007, increased to $1.4 million from $0.2 million for the three months ended September 30, 2006. The increase in interest income is due to increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the three months ended September 30, 2007, increased to $2.8 million from $0.1 million for the three months ended September 30, 2006. The increase in interest expense is due to increased borrowings to finance acquisitions of Kolangon and Corbina.
Foreign Currency Gain
     Our foreign currency gain for the three months ended September 30, 2007, increased to $11.0 million from $0.1 million for the three months ended September 30, 2006. The increase in foreign currency gain is due to the significant appreciation of the Russian ruble against the USD in the third quarter of 2007, which resulted in the generation of foreign currency gain on our USD denominated financial liabilities. Changes in the amounts of USD denominated net monetary assets of our Russian subsidiaries also contributed to the increase in foreign currency gain.
Minority Interest
     Our minority interest was $3.4 million for the three months ended September 30, 2007, compared to $1.8 million for the three months ended September 30, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2007, we acquired less than 100% of Kolangon, Corbina, Alcar and Satel.
Provision for Income Taxes
     Our charge for income taxes was $19.6 million for the three months ended September 30, 2007, compared to $11.1 million for the three months ended September 30, 2006. Our effective tax rate was 20% for the three months ended September 30, 2007, down from 30% for the three months ended September 30, 2006. The decrease in our effective tax rate is primarily due to the zero tax effect on the gain of $41.3 from the sale of MCT Corp.
Net Income and Net Income per Share
     Our net income for the three months ended September 30, 2007 was $74.4 million, compared to a net income of $24.2 million for the three months ended September 30, 2006.
     Our net income per share of common stock increased to $1.85 for the three months ended September 30, 2007, compared to a net income per share of $0.66 for the three months ended September 30, 2006. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 40,236,631 in the three months ended September 30, 2007, compared to 36,633,421 in the three months ended September 30, 2006. The increase in outstanding shares was a direct result of the issuance of shares as a consideration for the Corbina acquisition, shares issued to Rostelecom and employee stock option exercises.
     Our net income per share of common stock on a fully diluted basis increased to $1.84 for the three months ended September 30, 2007, compared to a net income per common share of $0.66 for the three months ended September 30, 2006. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 40,368,747 in the three months ended September 30, 2007, compared to 36,723,061 in the three months ended September 30, 2006.

Consolidated Results — Consolidated Results of Operations for the Nine Months Ended September 30, 2007, compared to the Consolidated Results of Operations for the Nine Months Ended September 30, 2006
Revenue
     Our revenue increased by 50% to $903.8 million for the nine months ended September 30, 2007 from $603.8 million for the nine months ended September 30, 2006. The breakdown of revenue by business group was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
REVENUE
Business and Corporate Services	$345.7	$505.9
Carrier and Operator Services	214.7	338.4
Consumer Internet Services	35.7	46.5
Mobile Services	7.7	13.0

TOTAL REVENUE	$603.8	$903.8
     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Nine Months	For the Nine Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
REVENUE
Moscow	$378.6	$594.7
Northwest region of Russia	53.5	81.5
Other regions of Russia and CIS	128.6	190.6
Ukraine	58.6	76.3
Eliminations	(15.5)	(39.3)

TOTAL REVENUE	$603.8	$903.8
     Business and Corporate Services. Revenue from BCS increased by 46% to $505.9 million for the nine months ended September 30, 2007, from $345.7 million for the nine months ended September 30, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions have continued to help us increase revenue in this line of business.
     Revenue from the BCS division of Sovintel increased by 43% to $400.6 million for the nine months ended September 30, 2007, from $280.8 million for the nine months ended September 30, 2006. In the first nine months of 2007, Sovintel recorded approximately $38.9 million of additional revenue related to the introduction of CPP.
     Sovintel BCS revenue in Moscow, our largest market, increased by 36% to $284.9 million in the first nine months of 2007 from $209.2 million in the first nine months of 2006. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 74% in the first nine months 2006 to approximately 71% of Sovintel’s total BCS revenue in the first nine months of 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Sovintel’s BCS Moscow voice revenue continues to grow as we expand our client base. In the first nine months of 2007, Sovintel’s BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. In the first nine months of 2007, we experienced significant growth in our data and Internet service offerings.
     Sovintel regional BCS revenue increased by 61% to $115.7 million in the first nine months of 2007 from $71.7 million in the first nine months of 2006. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 26% in the first nine months 2006 to approximately 29% of Sovintel’s total BCS revenue in the first nine months of 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from the BCS division of GTU increased by 18% to $43.2 million for the nine months ended September 30, 2007, from $36.5 million for the nine months ended September 30, 2006. This increase in revenue was due to a 27% increase in the minutes of use resulting from a 38% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 19% decrease in the average minutes of use per line per month due to more residential, SMB, and regional customers in the client base. Additionally, data and internet revenue increased by approximately $2.6 million due to an increase in the number of ports in service and higher customers’ activity.
     BCS consolidated revenue increased by approximately $18.5 million due to the acquisitions of Corbina, in 2007.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 58% to $338.4 million for the nine months ended September 30, 2007, from $214.7 million for the nine months ended September 30, 2006.

     Carrier and Operator Services revenue from Sovintel increased by 60% to $311.1 million for the nine months ended September 30, 2007, from $194.9 million for the nine months ended September 30, 2006. In the first nine months of 2007, Sovintel recorded approximately $28.0 million of additional revenue related to the introduction of CPP. At Sovintel, we have expanded our operations with existing partners and added a number of new carriers in the regions with increased volumes of traffic. Additionally, our revenue from international traffic increased as we carried larger volumes of lower margin traffic destined to CIS countries.
     Revenue for the Carrier and Operator Services division of GTU increased by 91% to $26.3 million for the nine months ended September 30, 2007, from $13.8 million for the nine months ended September 30, 2006. Incoming international revenue increased by $7.1 million resulting from a 297% increase in the incoming international minutes of use. Incoming international minutes of use increased due to an increase in transit traffic from various international operators. In addition, carrier’s carrier revenue increased by a $4.1 million due to a 189% increase in carrier’s carrier minutes of use resulting from a rise in low margin transit traffic on mobile networks.
     Carrier and Operator Services consolidated revenue increased by approximately $2.8 million due to the acquisition of Corbina in 2007.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 30% to $46.5 million for the nine months ended September 30, 2007, compared to $35.7 million for the nine months ended September 30, 2006. Consumer Internet Services consolidated revenue increased by approximately $16.9 million due to the acquisition of Corbina in 2007. Offsetting this increase was a decrease in revenue from dial-up Internet.
     Mobile Services. Revenue from Mobile Services increased by 69% to $13.0 million for the nine months ended September 30, 2007, from $7.7 million for the nine months ended September 30, 2006. The consolidated revenue increased by approximately $7.4 million due to the acquisition of Corbina in 2007. The increase in revenue was partly offset by decline in mobile revenue of GTU primarily due to increased competition on the Ukrainian mobile market, and the lack of network coverage, which has led to significant churn of subscribers.
Expenses
     The following table shows our principal expenses for the nine months ended September 30, 2007 and September 30, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Nine Months	For the Nine Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$148.5	$227.4
Carrier and Operator Services	149.2	250.0
Consumer Internet Services	25.6	36.6
Mobile Services	3.9	8.3
Corporate	—	1.4

TOTAL COST OF REVENUE	327.2	523.7
Selling, general and administrative	104.9	157.1
Depreciation and amortization	72.9	100.2
Equity in (earnings)/ losses of ventures	(1.0)	0.4
Interest income	(1.0)	(2.9)
Interest expense	0.2	5.9
Foreign currency gain	(1.6)	(12.5)
Minority interest	3.9	6.2
Provision for income taxes	31.9	44.4
Cumulative effect of a change in accounting principle, net of tax	$0.7	$—
Cost of Revenue
     Our cost of revenue increased by 60% to $523.7 million for the nine months ended September 30, 2007 from $327.2 million for the nine months ended September 30, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 53% to $227.4 million, or 45% of revenue, for the nine months ended September 30, 2007 from $148.5 million, or 43% of revenue, for the nine months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly due to the switch to our new FTN, deployment of the zonal networks and replacement of the existing rented intercity capacity.

     Cost of revenue for the BCS division of Sovintel increased by 47% to $179.6 million, or 45% of revenue, for the nine months ended September 30, 2007, from $121.8 million, or 43% of revenue, for the nine months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to increased volume of lower margin products and continuing pressure on our margins in this line of business from our existing customers. In addition, in the first quarter of 2007, we began utilizing our FTN thus bearing operational costs for two network structures while phasing out redundant costs. We also incurred costs related to the deployment of Zonal networks and implementation of new capital lease agreements to replace existing rented intercity channels. In the nine months of 2007, Sovintel recorded approximately $14.6 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of GTU increased by 19% to $18.8 million, or 44% of revenue, for the nine months ended September 30, 2007, from $15.8 million, or 43% of revenue, for the nine months ended September 30, 2006. Cost of revenue decreased as a percentage of revenue remained unchanged.
     BCS consolidated cost of revenue increased by approximately $8.3 million due to the acquisitions of Corbina, in 2007.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased 68% to $250.0 million, or 74% of revenue, for the nine months ended September 30, 2007, from $149.2 million, or 69% of revenue, for the nine months ended September 30, 2006. We continue to observe pressure on our operating margins in this line of business, attributable to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 70% to $242.3 million, or 78% of revenue, for the nine months ended September 30, 2007, from $142.6 million, or 73% of revenue, for the nine months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our traffic mix in favor of traffic terminated in CIS countries, which have higher settlement rates, due to an increase in traffic terminated to mobile networks, which typically have higher settlement rates than fixed networks. In the first nine months of 2007, Sovintel recorded approximately $24.7 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of GTU increased by 124% to $20.2 million, or 77% of revenue for the nine months ended September 30, 2007, from $9.0 million, or 65% of revenue for the nine months ended September 30, 2006. Cost of revenue increased as a percentage of revenue primarily due to lower margin incoming international traffic accounting for a larger portion of our total wholesale traffic in 2007.
     Carrier and Operator Services consolidated cost of revenue increased by approximately $1.3 million due to the acquisition of Corbina in 2007.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 43% to $36.6 million, or 79% of revenue, for the nine months ended September 30, 2007, from $25.6 million, or 72% of revenue, for the nine months ended September 30, 2006. The increase in cost of revenue as a percentage of revenue was mainly the result of the new settlement rules for interconnection with other operators. As regional subscribers account for a larger portion of our total subscriber base, margins in this line of business have decreased due to incremental network costs incurred to provide access to regional customers. Furthermore, the impact of a decline in subscribers in Moscow has not resulted in an immediate decline of network costs, which are more fixed in nature. In addition, we incurred additional costs related to our WiFi network in Moscow which became commercially operational only from March 1, 2007. We also incurred additional costs related to Corbina’s deployment of the FTTB network which is not fully operational.
     Consumer Internet Services consolidated cost of revenue increased by approximately $7.6 million due to consolidation Corbina from June 1, 2007.
     Mobile Services. Cost of revenue from Mobile Services increased by 113% to $8.3 million, or 64% of revenue for the nine months ended September 30, 2007, from $3.9 million, or 51% of revenue for the nine months ended September 30, 2006. Mobile Services consolidated cost of revenue increased by approximately $3.3 million due to the acquisition of Corbina in 2007. The increase in cost of revenue as a percentage of revenue is mainly due to the lower margin products of Corbina’s mobile offerings and increased network costs related to the FMC network development in Ukraine.
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 50% to $157.1 million, or 17% of revenue, for the nine months ended September 30, 2007, from $104.9 million, or 17% of revenue, for the nine months ended September 30, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $36.9 million, or 70%, of which $19.3 million, or 24% was stock-based compensation costs, primarily due to an increase in consolidated headcount, increased executive officer costs, ongoing salary and other compensation increases. Our rent expenses increased by $4.0 million mainly due to the acquisitions of Kolangon and Corbina in 2007. Bad debt expense decreased by approximately $0.9 million compared to the nine months ended September 30, 2006, mainly due to the change in the cash collection trends. Taxes, other than income taxes, increased by $1.5 million compared to the nine months of 2006, due to an increase in property taxes and provision for non-recoverable VAT receivables. Our advertising costs increased by $3.0 million due to intensified marketing campaign of our new products. The remaining $7.7 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.

Depreciation and Amortization
     Our depreciation and amortization expenses increased by 37% to $100.2 million for the nine months ended September 30, 2007, from $72.9 million for the nine months ended September 30, 2006. Depreciation expense increased by $23.3 million, or 41%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $4.0 million, or 25%, due to amortization on intangible assets arising from acquisitions consummated in 2006 and 2007.
Equity in Earnings of Ventures
     The earnings after interest and tax charges from our investments in non-consolidated ventures decreased to $0.4 million for the nine months ended September 2007 from $1.0 million for the nine months ended September 30, 2006. The decrease is mainly due to a decrease in Rascom net income.
Gain on Sale of MCT Corp
     In July 2007, GMS sold its 22.8% stake in MCT Corp., following the acquisition of MCT Corp. by TeliaSonera Acquisition Corp. We recorded gain on sale of the investment in the amount of $41.3 million in the consolidated income statement for the nine-month period ended September 30, 2007.
Interest Income
     Our interest income for the nine months ended September 30, 2007, increased to $2.9 million, from $1.0 million for the nine months ended September 30, 2006. The increase in interest income is due to increased cash balances held in interest bearing accounts.
Interest Expense
     Our interest expense for the nine months ended September 30, 2007, increased to $5.9 million, from $0.2 million for the nine months ended September 30, 2006. The increase in interest expense is due to increased borrowings to finance acquisitions of Kolangon and Corbina.
Foreign Currency Gain
     Our foreign currency gain for the nine months ended September 30, 2007 increased to $12.5 million from $1.6 million for the three months ended September 30, 2006. The increase in foreign currency gain is due to the combination of changes in exchange rates and changes in the amounts of USD denominated net monetary assets of our Russian subsidiaries.
Minority Interest
     Our minority interest was $6.2 million for the nine months ended September 30, 2007, compared to $3.9 million for the nine months ended September 30, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%. In 2006, we acquired less than a 100% ownership in Tatintelcom and Kubtelecom. In 2007, we acquired less than a 100% ownership in Kolangon, Corbina, Alcar and Satel.
Provision for Income Taxes
     Our charge for income taxes was $44.4 million for the nine months ended September 30, 2007, compared to $31.9 million for the nine months ended September 30, 2006. Our effective tax rate decreased to 26% for the nine months ended September 30, 2007, compared to 31% for the nine months ended September 30, 2006. The decrease in our effective tax rate is primarily due to the zero tax effect on the gain of $41.3  from the sale of MCT Corp.
Cumulative Effect of a Change in Accounting Principle
     In the nine months of 2006, we recognized $0.7 million, net of tax, cumulative effect of a change in accounting principle related to accounting for share-based payments upon adoption of SFAS No. 123R on January 1, 2007.
Net Income and Net Income per Share
     Our net income for the nine months ended September 30, 2007, was $123.4 million, compared to a net income of $65.7 million for the nine months ended September 30, 2006.

     Our net income per share of common stock increased to $3.22 for the nine months ended September 30, 2007, compared to a net income per share of $1.80 for the nine months ended September 30, 2006. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 38,274,294 in the nine months ended September 30, 2007, compared to 36,569,601 in the nine months ended September 30, 2006. The increase in outstanding shares was a direct result of the issuance of shares as a consideration for the Corbina acquisition, shares issued to Rostelecom and the employee stock option exercises. In addition, during the nine months ended September 30, 2006, we recorded the cumulative effect of a change in accounting principle related to accounting for share-based payments of $0.02 per share of common stock.
     Our net income per share of common stock on a fully diluted basis increased to $3.21 for the nine months ended September 30, 2007, compared to a net income per common share of $1.79 for the nine months ended September 30, 2006. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 38,402,469 in the nine months ended September 30, 2007, compared to 36,699,439 in the nine months ended September 30, 2006.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2007, compared to Consolidated Financial Position at December 31, 2006
Cash and Cash Equivalents
     Cash and cash equivalents increased by $103.0 million from $18.4 million at December 31, 2006 to $121.4 million at September 30, 2007, as a result of increased operating cash flow during the nine-month period ended September 30, 2007 and borrowings under the credit facility with Citibank, which we entered into in January 2007.
Property and Equipment
     Property and equipment increased by $338.9 million from $552.3 million at December 31, 2006 to $891.2 million at September 30, 2007, as a result of increased investments in telecommunication equipment to build out our regional network, offset by an increase of depreciation expense of $99.6 million on existing property and equipment.
Accounts Receivable
     Accounts receivable increased by $63.8 million from $147.7 million at December 31, 2006, to $211.5 million at September 30, 2007, as a result of the acquisition of Corbina, increased revenue when comparing the month of September 2007 with the month of September 2006, and due to the changes in the settlements with local operators following the introduction of the new Interconnection Rules and acquisitions.
Goodwill
     Goodwill increased by $112.7 million from $180.5 million at December 31, 2006 to $293.2 million at September 30, 2007, as a result of acquisitions, completed in 2007. For additional information, please, refer to Item 2 “Recent Acquisitions”.
Intangible Assets
     Our intangible assets increased by $120.4 million from $116.5 million at December 31, 2006, to $236.9 million at September 30, 2007, as a result of additional intangible assets recorded upon the acquisition of Kolangon and Corbina, and the purchase of additional numbering capacity, offset by amortization on of $24.4 million existing intangible assets of the consolidated subsidiaries.
Long-Term Debt
     Long-term debt increased by $225.2 million from $0.03 million at December 31, 2006 to $225.2 million at September 30, 2007, as a result of borrowed funds under the credit facility with Citibank. As of September 30, 2007, we had $225.0 million outstanding under this credit facility.
Minority Interest
     Our minority interest increased by $61.8 million from $31.3 million at December 31, 2006, to $93.1 million at September 30, 2007, due to an increase of minority interest in earnings for the nine months ended September 30, 2007, and consolidation of Kolangon, Corbina, Alcar and Satel, which were acquired in the first nine months of 2007, where our ownership interest is 65%, 51%, 75%, and 75% respectively.

Stockholders’ Equity
     Shareholders’ equity increased by $336.9 million from $817.2 million at December 31, 2006, to $1,154.1 million at September 30, 2007, as a result of a $142.1 million share issuance for the Corbina acquisition, our net income of $123.4 million in the nine months ended September 30, 2007, and a $48.9 million increase in accumulated other comprehensive income, partly offset by an $8.5 million impact of adoption of FIN No. 48 recorded as the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. Also, shareholders’ equity increased by $9.5 million due to accounting for stock options granted to employees, $0.8 million due to stock option exercises, $0.3 million due to vesting of restricted shares and $20.4 million due to the purchase of shares by Rostelecom.
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
Liquidity and Capital Resources
     The following table shows our cash flows for the nine months ended September 30, 2006 and 2007, respectively:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Nine Months	For the Nine Months
	Ended September 30, 2006	Ended September 30, 2007
	(in millions)
CASH FLOWS
Provided by operating activities	$129.9	$134.8
Used in investing activities	(147.2)	(256.0)
(Used in) provided by financing activities	(13.7)	221.0
Effect of exchange rate changes	1.0	3.2

Net (decrease) increase in cash and cash equivalents	$(30.0)	$103.0
     Our cash and cash equivalents was $121.4 million and $18.4 million as of September 30, 2007, and December 31, 2006, respectively.
     Net cash provided by our operating activities increased by $4.9 million to $134.8 million for the nine months ended September 30, 2007, from $129.9 million for the nine months ended September 30, 2006. This increase in net cash inflows from operating activities at September 30, 2007, is mainly due to the faster collections from customers partly offset by the effects of changes in the settlements with local operators following the introduction of the new interconnection rules effective January 1, 2006.
     During the nine months ended September 30, 2007, we received approximately $850.6 million in cash from our customers for services and we paid approximately $681.9 million to suppliers and employees. During the nine months ended September 30, 2006, we received approximately $560.7 million in cash from our customers for services and we paid approximately $482.0 million to suppliers and employees.
     We used cash of $256.0 million and $147.2 million for investing activities for the nine months ended September 30, 2007, and 2006, respectively, which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities for the nine months ended September 30, 2007, and 2006, of $161.0 million and $122.7 million, respectively, are primarily related to purchases of telecommunication equipment and included cash paid for capital expenditures principally attributable to building out our telecommunications network in regions. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections.

     We used cash of $118.3 million for the nine months ended September 30, 2007, for the acquisition of Kolangon, Atel, CKN, Corbina, DirectNet, Satcomtel, Alcar, Satel and TeleRoss joint ventures. We used cash of $25.4million for the nine months ended September 30, 2006, for the acquisition of Tatintelcom, TTK, Kubtelecom, Telcom and pre-payment for the S-Line acquisition
     In July 2007, we divested our minority stake in MCT Corp, a company operating mobile networks in Uzbekistan, Tajikistan and Afghanistan. Our 22.8% stake in MCT was sold to TeliaSonera for cash consideration of $41.3 million.
     We paid no dividends during the nine months ended September 30, 2007. We paid dividends of $14.6 million to shareholders during the nine months ended September 30, 2006.
     We received $20.4 million in cash from Rostelecom, which exercised its non dilution rights under the existing shareholders agreement and acquired 392,988 newly issued, but unregistered shares in 2007.
     We had working capital of $131.6 million as of September 30, 2007 and $42.8 million as of December 31, 2006. Our working capital ratio (current assets divided by current liabilities) was 1.43 as of September 30, 2007 and 1.23 as of December 31, 2006. We believe that our working capital is sufficient to meet our requirements.
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
     We expect to repay our debt as it becomes due from our operating cash flows or through additional borrowings. We believe that our working capital together with our plans for external financing will provide us with sufficient funds for our present and future obligations.
     In February 2007, we entered into a lease agreement with Eurotel for STM-1 fiber optic capacity from Ufa to Krasnoyarsk. The lease has a term of five years and total payments of $9.8 million. We took possession of this STM-1 fiber optic capacity beginning April 1, 2007. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a loan of $9.8 million to the lessor. During the nine months ended September 30, 2007, we disbursed $7.9 million to the lessor under the loan agreement. The loan matures in 2012 and carries interest at a rate of 9% per annum.
     In July 2006, GTU entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). The agreement was extended though December 31, 2007. As of September 30, 2007, GTU had an outstanding balance of $3.0 million under this credit facility. The credit facility carries interest at a rate equal to LIBOR plus 2% to 8.5%. The credit facility requires GTU to maintain accounts with Calyon in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In September 2006, Sovintel entered into a 90 day short term, revolving, credit facility for up to $15.0 million with Citibank. As of September 30, 2007, there were no amounts due under this credit facility. The credit facility carries interest at a rate equal to the LIBOR plus 1.0 percent per annum. The credit facility requires Sovintel to maintain accounts with Citibank in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to Sovintel’s accounts with Citibank in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In January 2007, we entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which we, GTS Finance, Inc., our wholly-owned subsidiary, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to LIBOR plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter. Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on us related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires us to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of September 30, 2007, we had the ability to borrow up to $50.0 million under the Facility Agreement. During the nine months ended September 30, 2007, we paid approximately $3.9 million of origination fees to the lead arrangers. In November 2007, the lenders waived a technical violation of an undertaking and consented to an amendment of the respective undertaking.

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
     As of September 30, 2007, our credit ratings were as follows:

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
     For the nine months ended September 30, 2007, we paid $20.3 million to our CEO, senior management, and other employees to settle SARs granted in 2005 and 2006. In late 2007 and subsequent years, we may incur significant cash outlays to settle SARs outstanding at September 30, 2007.
Contractual Obligations
     As of September 30, 2007, we had the following contractual obligations, including long-term debt arrangements, capital leases, commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)
	(in thousands)
		Less	1 – 3	4 - 5
	Total	than 1 year	years	years	Thereafter
Long-term debt	$270,145	$17,497	$165,744	$86,904	$—
Capital lease obligations	11,582	2,585	8,997	—	—
Non-cancelable lease obligations	45,867	13,795	25,934	5,640	498
Purchase obligations (1)	78,757	33,717	32,592	9,562	2,886
Other long-term liabilities (2)	2,188	—	2,188	—	—

Total	$408,539	$67,594	$235,455	$102,106	$3,384

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

(4)	FIN No. 48 liabilities of $13.9 million are excluded from the Contractual Obligations table because we are not able to make a reasonable reliable estimate of the period of cash settlement with the respective taxing authority.

Special Note Regarding Forward Looking Statements
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures for such acquisitions, (ii) our plans to enter the media market, (iii) allocation of purchase price on acquisitions, (iv) our views on the validity of our licenses, including the re-registration of our S-Line license, (v) the expected benefits from our DLD/ILD service offerings, including preserving margins and gaining additional revenues, protecting our relationships with corporate clients and expansion of our business, (vi) the effect of the CPP rules in Russia, (vii) existing and potential tax claims, (viii) the effects of existing and potential litigation, including our belief that Sovintel has not violated its licenses over traffic routing and the provision of domestic and international services, (ix) projected traffic volumes, customer numbers, revenues and other growth indicators; (x) anticipated revenues and expenses, including capital expenditures to implement our long distance licenses, federal transit network, and broadband strategy, (xi) our plans to provide new, more technologically advanced services to customers, (xii) our competitive environment; (xiii) our intention to offer our services under the Golden Telecom brand; (xiv) our plans to roll-out of our fixed-mobile convergent network in Ukraine; (xv) our intentions to expand our fiber optic capacity in Russia, Ukraine and Kazakhstan and add transmission capacity; (xiv) our expectations regarding revenues and cost savings from our zonal networks, (xvi) the impact of critical accounting policies and estimates; (xvii) the growth and development of our operations in key regions of Russia, (xviii) our growth strategy in our business segments; (xix) the political, regulatory and economic situation in the markets in which we operate and our expectations regarding the markets in which we operate, (xx) the effect, cost and expected benefits of utilizing our intercity and international licenses, including the implementation of our federal transit network and construction of zonal networks, (xxi) expectations regarding deferred taxation, and (xxii) net asset positions in under Russian statutory requirements, (xxiii) plans to hire additional personnel, increase personnel training and other steps to improve effectiveness of internal controls, and (xxiv) the development and deployment of our broadband and related WiFi technology strategies including the roll-out of our FTTB networks, are forward-looking and concern our projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, our ability to enter the media market, the potential cost for possible future acquisitions, the potential effect of the regulatory regime on our operations, the utilization of our intercity and international licenses including development of our federal transit network and the cost of such development, our ability to effectively operate our zonal networks or interconnect with zonal operators, our ability to integrate recently acquired companies into our operations, any adverse court rulings regarding licenses or other matters, our ability to hire and train additional personnel, the development of our broadband and related WiFi technology strategies including the development of our FTTB networks, our ability to roll out our fixed-mobile convergent network in Ukraine, any initiation of statutory liquidation procedures against our subsidiaries, our ability to implement new technology, the political, economic and legal environment in the markets in which the Company operates, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
     On May 28, 2007, the Company completed the acquisition of Corbina. As permitted by the rules of the SEC, the Company has decided to exclude the Corbina businesses from its assessment of the effectiveness of its internal control over financial reporting for the year ended December 31, 2007, the year of acquisition. The results of operations of Corbina have been included in the consolidated financial statements of Golden Telecom for the period from June 1, 2007 through September 30, 2007. Management continues to evaluate the acquired companies’ internal controls over financial reporting and has so far identified the following weaknesses in Corbina’s internal control that it believes rise to the level of material weaknesses in the Company’s internal control:
•	Revenue recognition;

•	Financial statement close process;

•	Inventory and fixed asset management; and

•	Lack of qualified US GAAP finance personnel.
     During the quarter ended June 30, 2007, the Company had also determined that there was a mathematical mistake made in the calculation of the compensation expense for stock appreciation rights (“SARs”) for the three months ended March 31, 2007, which resulted in a $2.8 million overstatement of such expense for that three-month period. The Company has filed with the SEC Amendment No. 1 to Form 10-Q/A to restate the unaudited financial statements of the Company as of and for the three months ended March 31, 2007. Management has concluded that this error reflected a material weakness in the controls over the clerical accuracy of Golden Telecom’s SARs stock-based compensation computations at March 31, 2007. During the three months ended September 30, 2007, the Company implemented additional manual controls and procedures over the computations made and recorded for its SARs stock-based compensation expense.
     Under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that material information relating to Golden Telecom, Inc. and its consolidated subsidiaries is made known to them as of September 30, 2007 because of the material weaknesses described above.
     To address the material weaknesses described above, the Company has:
•	Commenced a review of the revenue reporting, financial statement close and inventory and fixed asset management practices followed at Corbina; and

•	Engaged independent consultants to assist management in identifying and resolving issues.
     The Company has hired and continues to recruit and hire additional qualified staff. The Company has also deployed Golden Telecom employees in the performance of more extensive procedures in connection with the September 30, 2007 consolidated Golden Telecom financial statement close process in response to the identified Corbina control weaknesses and to ensure the accuracy of Golden Telecom’s consolidated financial reporting. The Company also plans to increase its training efforts for certain of its personnel. In addition, the Company has also implemented additional manual controls and procedures over the computations made and recorded for its SARs compensation expense.
Changes in internal controls over financial reporting.
     Other than the matters described in this Item 4, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. At the time of filing this Quarterly Report on Form 10-Q, management is in the process of remediating the material weaknesses surrounding Corbina and SARs stock-based compensation computation process as described above.

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
Failure to install our transmitter on Ostankino television tower in Moscow could disrupt our television and media business plans
     Russian Television and Radio Broadcasting Network (“RTRS”) is the Russian agency responsible for regulating the operations of television towers in the Russian Federation. We are currently negotiating with RTRS to install a transmitter on the Ostankino television tower. If we are unable to successfully negotiate with RTRS to allow us to install the transmitter on the Ostankino tower then we will need to search for alternative towers on which to install our transmitter. We are currently seeking alternative locations. Such searches may be time consuming and may force us to revise our business case for our television and media business. Any such revision of our business plans for television and media could disrupt our current business and future development plans for offering media and television services and could have a negative impact on our future performance.
We may encounter difficulties in integrating Corbina into our operations and in further developing the business
     We recently completed the Corbina transaction and we are integrating Corbina into our operations.  The Company views Corbina as a key factor in the development of its broadband strategy. Our ability to successfully develop our broadband strategy will depend on our ability to successfully integrate Corbina’s business into our business and to further develop fiber to the building services. The development of Corbina’s business will continue to depend on obtaining the necessary permits to install, upgrade and operate equipment and to commission networks. Any difficulty or inability to fulfill such tasks could seriously disrupt our broadband business and our ability to develop our broadband strategy.  Our competitors may also attempt to disrupt such activities through regulatory action or connections with regulatory agencies. Further, we may have to make significant capital expenditures to develop Corbina’s networks and to integrate such networks with our own.
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
Date: November 9, 2007