Form 10-K
period 2007-12-31
GOLDEN TELECOM INC
filed 2008-03-17
CIK 1089874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27423
Golden Telecom, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0391303
(State of incorporation)	(I.R.S. Employer Identification No.)
REPRESENTATION OFFICE OF GOLDEN TELESERVICES, INC.
1 Kozhevnichesky Proezd
Moscow, Russia 115114
(Address of principal executive offices)
(011-7-495) 797-9300
(Registrant’s telephone number)

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	None
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $802,940,734 based upon the closing price reported for such date on the NASDAQ Global Select Market.
          The number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 100 as of March 14, 2008.

GOLDEN TELECOM, INC.
FORM 10-K
Year Ended December 31, 2007

PART I
ITEM 1. Business
Introduction
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 295 combined access points in Russia and other countries of the CIS. In addition, we offer mobile services in Moscow and Moscow Region, and in the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Moscow and in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine. In addition, we offer WiFi services in Moscow under the Golden WiFi brand. We also offer broadband Internet access in Moscow, St. Petersburg, Yaroslavl, Tula, Rostov-on-Don, Saratov, Orenburg, Volgograd and Kaluga under the Corbina Telecom brand.
     See “Corporate History and Development” for information on our recent merger with a subsidiary of OAO Vimpel Communications (“VimpelCom”).
Business Section Overview
     The following subsections within the Business section describe our business strategy, our current position in the markets in which we operate, our corporate history and development, regulatory environment, pricing, our customer base, and a detailed review of our service groups by operating segments. Finally, we provide a summary of the principal environments in which we operate, the telecommunications markets, the political and economic environments, and the legal, tax and regulatory regimes in Russia and Ukraine.
Business Strategy
     Our objective is to be the leading facilities-based alternative voice, data and Internet services company in Russia and key markets in the CIS. Our strategy is focused on:
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

•	Deepening and widening of our corporate customer base in Moscow and St. Petersburg
     The corporate market in Moscow and St. Petersburg was identified as the key segment for us a number of years ago. The solutions created and offered to large corporate clients, including major multinational corporations and Russian businesses trading with foreign partners, helped us to create a solid foundation which included up-to-date fiber networks, skilled technicians and a savvy sales force as well as product capabilities and a reputation for excellent levels of services. We expect to continue to maintain two distinctive approaches to corporate customers, focusing on innovation, quality and customer service in the large corporate segment, and promoting price and efficiency in the small and medium enterprises (“SME”) segment. Our business in Moscow also benefits greatly from ongoing regional expansion of our clients who continue to invest in operations outside of Moscow. In helping our customers to establish and expand their presence in the regions we not only deepen our client relationships but also capture incremental demand for communication services in Moscow.
•	Acceleration of our regional expansion to become a national market player in both corporate and retail market segments
     Most of our clients, who run successful businesses, are expanding outside of Moscow, establishing retail shops and outlets, bank branches, hotels, restaurants and other retail franchises. We cooperate closely helping them to grow quickly and efficiently by providing the same level of communication services as we do in Moscow. The infrastructure, which we deploy and operate in the Russian regions and throughout the CIS, is technologically superior to the existing telecom lines operated by the incumbents. Our set of licenses, including the long-distance license, allows us to offer different products and services including corporate data networks, local and long-distance voice services, Internet, data and call centers. Our ability to offer the whole range of services to all types of clients throughout the country is one of our definitive competitive advantages. We also intend to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings and improve our market share while maintaining operational control. We will target complementary opportunities that will enable us to achieve synergies and economies of scale and seek regional opportunities in major cities where we do not have our own local network infrastructure.
•	Becoming a leading provider of broadband access in Russia and the CIS
     In order to meet the growing demand for broadband, we will construct Fiber-to-the-Building (“FTTB”) networks in 65 cities of Russia and Ukraine with a combined population of 65 million people of which an estimated 65% live in high rise apartment blocks (“Top-65”). The acquisition of ZAO Cortec and its subsidiaries (together “Corbina”) was a pivotal step in our broadband strategy. Corbina pioneered the construction of large scale metropolitan FTTB networks. We also provide broadband access to residential customers in the fast growing Moscow broadband market using WiFi technology.
Our Position in the Russian and CIS Markets
     We believe that we are well positioned to maintain and consolidate our strong presence in the Russian and CIS telecommunications markets for the following reasons:
•	our early market entry and local market experience;

•	our focus on service, quality and reliability;

•	our strong infrastructure position in major cities throughout Russia, Ukraine, Kazakhstan and Uzbekistan;

•	our extensive customer base; and

•	our extensive range of integrated voice, data and Internet telecommunications services;
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
     In February 2004, we acquired 100% of ST-HOLDING s.r.o., a Czech company that owns 50% plus one share of ZAO Samara Telecom, a telecommunications service provider in Samara, Russia, from ZAO SMARTS and individual owners. In April 2004, we acquired 100% of OAO Balticom Mobile that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, we also acquired the remaining 49% ownership interest that we did not own, in Uralrelcom LLC, which was merged into Sovintel in August 2005. In May 2004, we acquired 54% of SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan.
     In March 2005, we acquired 75% of Dicom LLC, an early stage wireless broadband enterprise. In September 2005, we acquired 60% of Sakhalin Telecom LLC (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia from VimpelCom. As a result of this acquisition and combined with our previous ownership in Sakhalin Telecom, we now own 83% of Sakhalin Telecom. In October 2005, we acquired 100% of ZAO Sochitelecom, a fixed line alternative operator in the Krasnodar region of Russia. In October 2005, we acquired 100% of Antel Rascom, Ltd., a British Virgin Islands company that owns 49% of ZAO Rascom (“Rascom”), an infrastructure and facilities company in the northwest region of Russia. In December 2005, we acquired an additional 5% of Rascom.
     In March 2006, we acquired 70% of ZAO Tatar Intellectual Communications, an Internet service provider (“ISP”) in the Russian Republic of Tatarstan. In April 2006, we acquired 100% of TTK LLC (“TTK”), a fixed line alternative operator in the Ivano-Frankovsk region of Ukraine. In June 2006, we acquired 74% of Kubtelecom LLC, a fixed line alternative operator in the Krasnodar region of Russia. In August 2006, we acquired 100% of Telcom LLC, a fixed line alternative operator in Nizhny Novgorod, Russia. In October 2006, we acquired 75% of S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine. In October 2006, we acquired 100% of ZAO Corus ISP, an ISP in Ekaterinburg, Russia.
     In February 2007, we acquired 65% of Fortland Limited (“Fortland”), which owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. In April 2007, we acquired 100% ownership interest in ZAO Telecommunications Agency, a fixed line alternative telecommunications operator in Perm. In May 2007, we acquired 100% ownership interest in ICA Center of Commercial Real Estate LLC, which owns 6,181 square meters of a building in Moscow. In May 2007, we acquired 51% ownership interest in Corbina. In June 2007 we acquired 100% ownership interest in ZAO Direct Net Telecommunications and ZAO Satcom Tel, fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDNT (UK) Limited. In June 2007, we acquired 75% ownership interest in Alcar LLC, an early-stage WiFi enterprise in Russia. In August 2007, we acquired 75% ownership interest in Satel Tsentr LLC, an early stage WiFi enterprise in the Moscow region of Russia. In August and September 2007, we acquired remaining 50% ownership interest of eight fixed line alternative telecommunications operators in various regions of Russia. In December 2007, we acquired 100% ownership interest in New Telecom Technologies LLC, a channel rent service provider in Krasnodar, Russia. In December 2007, we acquired 100% ownership interest in ZAO Bryansktel and BryanskIntel LLC which together form Group BryanskTel, leading alternative communication carrier in Bryansk, Russia. In December 2007, we acquired 100% ownership interest in Skat-7 LLC, a fixed line alternative operator, in Cherepovets, Russia.
     On December 21, 2007, we entered into an Agreement and Plan of Merger with VimpelCom Finance B.V. (“Parent”) and Lillian Acquisition, Inc. (“Merger Sub”). Merger Sub commenced a tender offer to purchase, at a price of $105.00 per share in cash without interest (and less any amounts required to be deducted and withheld under any applicable law), any and all outstanding shares of our common stock, par value $0.01 per share on the terms and subject to the conditions specified in the offer to purchase dated January 18, 2008, as amended and related letter of transmittal (which, together with any supplements or amendments thereto, collectively constitute the “Offer”). The Offer closed on February 27, 2008 and we became a majority owned subsidiary of Merger Sub.
     On February 28, 2008, together with Merger Sub, we filed a Certificate of Ownership and Merger pursuant to which the Merger Sub was merged with and into us (the “Merger”). As a result of the Merger, we will continue as the surviving corporation and will be a direct wholly owned subsidiary of Parent and an indirect wholly owned subsidiary of VimpelCom.
     As a result of the Merger, we no longer fulfill the numerical listing requirements of the NASDAQ Global Select Market (“NASDAQ”). Accordingly, on February 28, 2008 we requested NASDAQ to file with the United States Securities and Exchange Commission (“SEC”) a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25. Pursuant to Rule 12d2-2 under the Exchange Act, the delisting of our common shares from NASDAQ was effective on March 10, 2008 and our reporting obligations under Section 12(b) of the Exchange Act were suspended as of that date. Trading of our Common

Stock on NASDAQ ceased as of the close of trading on February 28, 2008. Our Common Stock will be deregistered under Section 12(b) of the Exchange Act no later than ninety days after the date of the Form 25. We also intend to file with the SEC a Certification on Form 15 under the Exchange Act to suspend our remaining reporting obligations under the Exchange Act.
Regulatory Environment
Russia
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. The Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a three-layer interconnection system consisting of DLD/ILD, zonal, and local operators. Under this structure, end-users have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue from telecommunication services provided to end users. We have incurred approximately $7.0 million in USF charges for the year ended December 31, 2007. On December 29, 2006, the Russian President approved amendments to the Telecommunications Law setting forth essential criteria of the USF charge. These amendments became effective on January 1, 2007.
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We were required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. In March 2007, Russian President Putin signed an order, with an immediate effect, to merge Rossvyaznadzor with Rosokhrankultura, a body which protects culture and supervises media issues. On June 29, 2006, we announced that we entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. On January 29, 2007, we launched DLD/ILD services using our FTN.
     To minimize the impact of payments to the incumbent operators, we received licenses to provide zonal services in all the regions of the Russian Federation. During 2006 and 2007, we started construction of zonal networks in 28 regions of the Russian Federation. To date, we have completed construction of zonal networks in 25 Russian regions. However, in those regions where we have not completed construction of zonal networks, we will be required to act as an agent for zonal carriers, billing clients for intra-zonal calls and collecting payments on behalf of the zonal operators.
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
     On September 26, 2007, the Russian Ministry of Telecommunications issued an order that designated an additional 10 pairs of access codes which may be assigned to long-distance operators. This potentially creates conditions for increased competition in the market for domestic and international long-distance services if new access codes are assigned to new operators.
     On October 12, 2007, the Government of the Russian Federation approved amendments to the existing interconnection rules. Under the new rules, mobile operators can transmit all incoming calls to direct mobile numbers from the local fixed line networks through their own zonal networks. Furthermore, the service of interconnection point is no longer considered part of the services of interconnection and therefore will not be charged.
Ukraine
     In April 2006, the National Commission of Communication’s Regulation (“NCCR”) issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license enables GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine that GTU does not currently cover. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 16 out of 22 regions.
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
     Effective January 1, 2007, the NCCR introduced new interconnection settlement rules. During 2006, we paid fixed monthly fees for interconnection lines with other operators. However, under the new rules the settlements will be based on the actual volume of traffic. As a result of these changes, cost of revenue of our local voice services increased, however, this negative variance is partially offset by additional revenue stream for the traffic termination to our network.
Customer Base
     We compete primarily for high-volume business customers and carriers who require access to highly reliable and advanced telecommunications facilities to operate their business. Together, our top five customers accounted for approximately 9% of our consolidated revenues for the year ended December 31, 2007. No customer accounted for over 5% of our consolidated revenues for the year ended December 31, 2007. Our largest customer, VimpelCom, accounted for approximately 4% of our consolidated revenues for the year ended December 31, 2007.
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
     Small and Medium Enterprises. We define small and medium enterprises as those business customers that require a full range of voice, data and Internet services and generally have monthly billings of less than $2,000.
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
     Mass Market. We define the mass market as households or, in some cases, more narrowly, as those customers who utilize calling cards or dial-up Internet access. This market segment is price-sensitive, but quality of service is also important, particularly in the Internet access market. These customers predominately prepay for such services. In Kiev and Odessa, Ukraine, we also offer mobile services to the mass market, targeting individuals with above average disposable income, where price and quality are also primary decision factors.
     Our FTN and receipt of access codes will also present new opportunities for growth. Our FTN provides us with a potential customer base across all geographic zones in the Russian Federation of up to 2.2 million businesses, 143 million people, of which there are 32 million residential customers, in the 88 Russian regions. This is an increase from our previous breadth of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. With the FTN, we will be able to offer our wide range of telecommunications services, including DLD/ILD telecommunications services, to every person and all businesses across Russia’s eleven time zones.
Pricing
     Historically, our customers made payments to us in the appropriate local currency, however the majority of our tariffs were denominated in United States dollars (“USD”) and were indexed to the USD for settlement purposes. Also, the majority of our operating costs were denominated in USD, but settled in the appropriate local currency. However, in the second and the third quarters of 2006, our main operating subsidiary, Sovintel, introduced semi-fixed USD — Russian Rubles (“RUR”) exchange rate for settlements with the majority of its customers. This rate is effective only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against USD so that the CBR exchange rate exceeds the fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers.
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
     Major customers range from large multinational and Russian corporate groups to Russian SMEs and residential users. Our business customers cover all industry segments including business centers, hotels, financial institutions, professional services firms, fast moving consumer goods companies, manufacturers and companies involved in extractive industries. Our customers are located in all major cities throughout Russia.
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
     We train our employees to provide customer service at a level which is comparable to or better than that provided by Western telecommunications companies. As a result, we believe we have earned a reputation for providing high-quality telecommunications services through an experienced and professional customer service staff.
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
Competition
     We compete principally on the basis of installation time, network quality, geographical network reach, customer service, range of services offered and price. While we have a leading position in this market, we face significant competition from other service providers, including:
•	Comstar-UTS, a subsidiary of Sistema Telecom, including Moscow City Telephone Network (“MGTS”) for all services provided to corporate customers and the SME market in Moscow;

•	Equant, trading as Orange Business Services, a subsidiary of France Telecom, for corporate data networking services across Russia;

•	TransTelecom, currently owned by the Russian Railways, for corporate data networking services across Russia;

•	Peterstar, an affiliate of Telecominvest, for services provided in St. Petersburg; and

•	Regional subsidiaries of Svyazinvest, a holding group with a majority government ownership, for services provided in St. Petersburg and within Russian regional cities.
BCS Services in Ukraine
     The BCS division of GTU, our mainly Kiev-based CLEC, has constructed and owns a 3,303 kilometer fiber optic network, including 800 kilometers in Kiev, which is interconnected to the local PSTN in Kiev, to other major metropolitan areas in Ukraine, and to our international gateway. Data and Internet access services are provided in 183 regional access points in 35 metropolitan cities in Ukraine using leased terrestrial capacity from Ukrtelecom, the Ukrainian incumbent operator, and from some alternative providers.
     Since the opening of our mobile service operation in Odessa in 2001, we have expanded our local access service offerings into Odessa, targeting business clients. In the third quarter of 2002, we started offering local access and pre-paid VoIP services in Dnepropetrovsk. Further, following our regional development strategy, in the second quarter of 2003 we started offering local access, VoIP and dial-up Internet services in Lviv, and in the second quarter of 2004 we launched the same service offering in Zaporozhe. The next step of our regional development was the launch of local access, VoIP and broadband and dial-up Internet services offer in Kharkov in June 2005. During 2006, we launched local access and broadband Internet services in Donetsk and Ivano-Frankovsk, through the acquisition of TTK. In 2007, we started the deployment and development of the fixed-mobile convergent (“FMC”) services in Kiev and Odessa.
     In the second quarter of 2003, GTU constructed a Metropolitan Area Network (“MAN”) in Kiev providing a new range of services, including broadband access to Internet and VPN service. In the fourth quarter of 2004, GTU deployed a MAN in Odessa. In the first quarter of 2004, GTU launched an IP node in Kiev providing interconnection with international operators via the public Internet and the possibility to offer new services such as VoIP, VPN and IP phones. During 2005 and 2006, GTU completed construction of a fully protected international backbone network from Kiev to its points of presence in Frankfurt, Germany, via three independent border-crossings with Poland and Hungary. During 2006, we upgraded our nationwide backbone network by installing STM-16 capacity from the Western part of Ukraine to Kiev via Lviv, Lutsk, Rovno, Zhitomir, and synchronous digital hierarchy (“SDH”) capacity to the eastern part of Ukraine from Kiev to Kharkov via Chernigov and Sumy. We have also expanded our leased capacity to Dnepropetrovsk, Donetsk, Odessa, and Zaporozhe and upgraded it to STM-1 level.
     During 2005, in order to expand market penetration and to increase utilization of technical infrastructure in Ukraine, GTU began to provide wire line local access and broadband Internet services to residential customers in Kiev. In addition, during 2006, as part of our strategy for broadband Internet development, GTU launched its FTTB project in Kiev.
     As of December 31, 2007, the BCS division of GTU serviced approximately 83,300 telephone lines for businesses, and connected approximately 26,800 residential telephone lines, and serviced approximately 8,500 Internet ports for businesses and had approximately 10,000 residential broadband Internet ports.
Services and Customers
     Local Access Services. Local access services are provided to business customers through the connection of their premises to GTU’s fiber optic network, which interconnects to the local PSTN in Kiev, Odessa, Dnepropetrovsk, Lviv, Kharkov, Zaporozhe, Donetsk and 5 other major Ukrainian cities.
     International and Domestic Long Distance Services. GTU provides outgoing international voice services to business customers through its international gateway and direct interconnections with major international carriers, transmitting traffic to international operators using least-cost routing. DLD services are primarily provided through our own intercity transmission network, leased capacity between major Ukrainian cities, and through interconnection with Ukrtelecom’s network. On September 20, 2005, the NCCR in Ukraine issued an international license (the “Ukrainian International License”) to GTU. The Ukrainian International License enables GTU to provide international telecommunications services throughout the entire territory of Ukraine and to lease the transmission channels to third parties, thereby increasing GTU’s potential as an international telecommunications carrier.
     Dedicated Internet and Data Services. GTU provides a private line service, VPN services, an integrated voice and data ISDN connection, frame relay, broadband digital subscriber line, and dedicated Internet services. In 2007, GTU’s main focus was the development of broadband access to VPN and dedicated Internet services over fiber optic network, required by customers with high-volume data traffic needs.
     Voice over Data Services. GTU is a leading provider of voice over data services in Ukraine. Our pre-paid cards and VoIP products introduced under the brand “Allo!” held the leading position in the market with a market share of approximately 50% in Kiev, providing an alternative international calling solution for corporate and mass market customers. This service is in stagnation due to the general decrease in ILD tariffs of PSTN and mobile operators.

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
     Residential Telecommunications Services. In December 2004, GTU developed unified telephone and Internet broadband access services for residential customers. GTU implemented structural changes that will allow us to serve this market segment in the most effective way. The FTTB project provides GTU with additional opportunities to gain new customers. By the end of 2007, GTU had launched 100Mbit/s Internet access service under the well recognized Internet brand Svit-On-Line. A number of new services, such as VoIP, and other service improvements are expected in 2008.
     FMC Services. During 2007, we started the testing and deployment of an FMC platform based on Huawei solutions. In 2008, GTU expects to launch FMC services.
     GTU’s BCS division customers primarily consist of corporate network customers, corporate end-users, SMEs and high-end residential customers. Pre-paid VoIP and dial-up Internet services are also offered to the mass market.
Marketing and Pricing
     While emphasizing the high customer service quality and reliability of its services for corporate customers, GTU focuses on the development of its SME and mass market offerings. Sales to our corporate customers are made through our direct sales force and through various alternative distribution channels such as sales through agent network. SME and mass market service offerings are mainly conducted indirectly through alternative distribution channels such as agent networks.
     During 2007, GTU introduced different pricing policies for each market segments; customized pricing model for corporate customers and standardized pricing for SME and mass markets.
Competition
     In Kiev, in the voice services market to business end-users, GTU traditionally competes with Ukrtelecom, multiregional alternative operators of System Capital Management (“SCM”) telecom assets group, such as Optima, Farlep, and a number of other small operators. During 2007, the competitive pressure increased as a result of the aggressive marketing policies of Datagroup and Ukrtelecom. However, we believe that our main advantages: early market entry, clear market focus and the ability to provide outstanding customer service combined with individual solutions and integrated voice, data and Internet services, we will be able to maintain the leading position on the high-end segments of the corporate market.
     The provision of Internet and data services is not licensed in Ukraine. As a result, there is a high level of competition in the market with approximately 400 Internet Service Provider’s (“ISPs”) in Ukraine, although consolidation through acquisitions has been observed in the market in recent years. The main competitors in the corporate market for corporate data are Ukrtelecom, a majority state-owned operator, and Datagroup, a data and integration services provider. We seek to be competitive in the corporate networks market by providing excellent geographical coverage, wide bandwidth, high quality circuits and professional service. GTU maintains its competitiveness in the Internet market by focusing on a strategy to provide the best value and quality Internet services for businesses and developing exclusive consumer Internet content.
     In the fast growing residential broadband Internet market, we face competition from Ukrtelecom and Volya-Cable, a cable television provider in Kiev. However, we expect that innovative technologies, development of FTTB network and exclusive consumer Internet content for the SME and residential market segments will enable us to support constant growth of our market share in these market segments.
     In addition, we plan to substantially improve the accessibility of our services, market coverage and attractiveness of our offerings for the customers by FTTB network deployment in Kharkov, Odessa, Zaporozhe, Lviv, Donetsk and Dnepropetrovsk.
     Carrier and Operator Services
Carrier and Operator Services in Russia
     The Carrier and Operator Services division in Russia provides a range of carrier and operator services including voice and data transmission services to foreign and Russian telecommunications and mobile operators.

     For international telecommunications voice operators, we are an alternative to the incumbent for the completion of calls terminating in Russia and the CIS and extensions of global private networks employing leased circuits in the country. For domestic telecommunications voice operators, we provide termination to Russian and CIS destinations, offer international call termination and telephone numbers, or subscriber ports. Furthermore, we offer interconnection and data services, including numbering capacity and IP-centric solutions. Due to the geographic reach of our network, presence on the local and zonal level in a large number of regions, high volume of traffic and smart traffic routing, we have a lower cost base than many of our competitors and can therefore resell any excess transit and termination capacity. During 2007, Russia continued to show rapid expansion of the mobile networks into the regions including the less developed parts of northern Russia and Siberia. To capitalize on this expansion and facilitate the development of the mobile operators, we have completed several projects with VimpelCom, MTS and Megafon in which we provide satellite based network extension into several locations in Siberia, the Russian Far East and the Northwest of Russia. We expect this expansion to continue throughout 2008 during which time we will deploy a network of satellite stations for VimpelCom in the remote areas of Russia. Additionally, for the wireless operators and smaller voice providers, we provide telephone numbers which are used under agency agreements to sell their services to their end-users.
     Our intra-zonal network in Moscow is integrated into the Moscow city incumbent telephone network at 78 transit and local exchanges, which allows us to deliver traffic within the local public network. Further, our network infrastructure is now integrated into the main public city networks in St. Petersburg, Nizhny Novgorod, Samara, Voronezh, Ekaterinburg, Kaliningrad, Krasnoyarsk, Perm and Krasnodar.
     Our long distance FTN has domestic long distance toll exchanges, 4 international toll exchanges and is interconnected with all zonal fixed and cellular networks in every region of the Russian federation. We have completed the construction and commissioned intra-zonal networks in 24 regions of Russia.
     For international data networking operators, we provide data connectivity across Russia and the CIS. We have constructed a data network that covers more than 300 cities across Russia and the CIS, primarily to serve our Russia-based corporate customers. We also sell data networking services to customers outside Russia and the CIS through network interconnect agreements with international data network operators. We interconnect with these global providers at our access points in Stockholm, London and Frankfurt.
     Our data network infrastructure consists of terrestrial and satellite transmission capacity that we either lease or have purchased via indefeasible rights of use (“IRU”). We currently have IRUs for STM-64 fiber optic capacity, between Moscow and Stockholm, STM-4 between Stockholm and London, STM-64 between Moscow, Tula, Voronezh, Rostov and Krasnodar, STM-1 from Ufa to Krasnoyarsk through Ekaterinburg, Chelyabinsk, Tyumen, Omsk and Novosibirsk with an option to upgrade this line to STM-4, STM-1 from Krasnodar to Sochi and STM-1 from Vladivostok to Khabarovsk. We also leased STM-64 fiber optic capacity from Frankfurt to Stockholm. The rest of our domestic terrestrial capacity is leased. For satellite transmission, we entered into long-term leases primarily with Intelsat, Intersputnik and New Skies Satellite for capacity which covers Russia and the CIS. For IP capacity, we use 12Gbit connectivity from Verizon, Cable&Wireless, Level 3 and Global Crossing. We changed our interconnect technology from SDH to optical Gbit, which allows us to increase uplink capacity, decrease costs and at the same time have better network utilization. We implemented our international IP backbone operations with IP routers in Frankfurt and Stockholm, which we connected to the leading European IP exchange, DECIX. We have our own backbone fiber optic cable links from Moscow to Ufa, Samara and Saratov via Nizhny Novgorod and Kazan. Furthermore, we completed cross-border links between Russia and Ukraine.
     The Carrier and Operator Services division also provides domestic and international IP transit services to ISPs in Russia and the CIS. Smaller ISPs can connect to our IP backbone and then use our network to access the global Internet or Russia-based Internet.
Services and Customers
     Voice Services: The Carrier and Operator Services division offers two types of voice services to its customers: call completion or termination services and the provision of telephone numbers. For international operators, which include traditional incumbents such as British Telecom and VoIP operators, we provide call completion to the PSTNs located in Russia and the CIS. Generally, we interconnect with these operators in London, Stockholm, and Frankfurt or through the public Internet and receive their traffic in route from foreign operators to Russia and the CIS. International outbound switched voice traffic is routed by destination, based on either anticipated return traffic from the foreign operator through non-geographical area codes, or through least-cost routing. We attempt to direct international traffic through particular foreign operators so as to balance our settlements paid to and received from foreign operators. Thereafter, we direct all international outbound, switched voice traffic in excess of that required to achieve the balance of the bilateral relationships with the lowest cost route.
     Domestic operators in Russia and the CIS, including Russian cellular operators, use us for call completion to the PSTNs located in Russia and the CIS. They also send us international traffic that we then pass onto the PSTN of international operators. Additionally, we provide zonal, local interconnection and telephone-numbering capacity to Russian operators who may purchase large blocks of telephone numbers which they provide to their end-users.

     We also sell equipment and provide installation and maintenance services to cellular operators. We generally sell a PBX with call center capabilities, but also offer LAN and WAN equipment. It is our intent to move beyond simply providing call completion to cellular operators into higher value-added solutions such LAN and WAN solutions. Currently, we provide satellite communication links to Russian cellular operators. This solution is for remote regions of Russia, such as Siberia and the Russian Far East. It allows cellular operators to expand in these markets, since there is still a low cellular penetration rate. Since 2005, we provided cellular operators with the ability to expand in these markets where the cellular penetration rate is still low.
     Our voice services customers include international operators such as Verizon, AT&T, British Telecom, Cable&Wireless, TeleDenmark, TeliaSonera, T-Systems, Telenor, Telecom Italia Sparkle, iBasis, and Teleglobe; domestic cellular operators such as VimpelCom, MTS, and Megafon; and domestic wire line operators such as Macomnet, Metrocom, WestCall and Peterstar.
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
     Global data network operators sell worldwide data network services to their multinational clients. Generally, these data network operators constructed extensive networks in the US, Western Europe and the Asia-Pacific region but have little, if any, infrastructure in Russia and the CIS. In order to sell a turnkey solution to their customers, the global data network operators need partners to reach the areas where they do not have their own infrastructure. Through a network interconnect agreement with us, these global data network operators are able to provide their clients connectivity to over 300 cities in Russia and the CIS where we have infrastructure. These global operators market and re-sell our network as if it were their own network. Such cooperation included a joint project with British Telecom for the construction of Visa International’s access network in Russia and CIS, which allows Visa International member banks, over 70 in Russia and 25 in the CIS, to access Visa International’s bank processing centers.
     Due to our large consumer and corporate customer base for Internet access services, we require very high IP transit capacity from global providers such as Verizon, Cable&Wireless, Level 3 and Global Crossing. Currently, we began to implement our own international IP-backbone that will allow us to peer directly with large traffic aggregators and significantly reduce IP-traffic. We would execute this through interconnection with Internet Exchanges, starting with DECIX, Germany. In 2008 we plan to interconnect with London and Amsterdam Exchanges for traffic balancing. This capacity requirement allows us to obtain very favorable pricing from the global providers and, in turn, we can offer Russian and CIS based ISPs an attractive pricing and quality combination for the resale of IP services.
Marketing and Pricing
     Historically for each telephone number or subscriber port, customers generally pay a one-time port fee, a flat monthly fee and per minute charges based on usage. However, the new Telecommunications Law requires all carriers to implement per-minute charges for access to each other’s network as well as to implement two types of charges for calls passing through network layers: (1) initiation and transit charges for long distance calls from local networks to regional and long distance networks, and (2) termination for calls completed from long distance networks to regional and/or local networks.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced the CPP Rules. Effective July 1, 2006, under the CPP Rules all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed-line or mobile operators originating the call may charge the customer for the call. Previously, subscribers of fixed-line telephones did not pay for incoming calls and, therefore, the CPP Rules did not have an impact on fixed-to-fixed line calls, but impacted fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia.
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
     Pricing for data networking services consists of a number of elements: a monthly fee for the international bandwidth capacity provided, a monthly fee for the access port, a monthly fee for the last mile connection between our network and the customer location and a monthly maintenance fee for any CPE that we manage for the end-user. Additionally, there are one-time installation fees for all of the elements listed above. Customers have the option to purchase the CPE and provide their own maintenance, however, customers usually prefer a turnkey solution where we manage all elements and are therefore responsible for all service quality issues.

     Pricing for IP transit services sold to ISPs is either in the form of a flat monthly fee for an IP port or based on the amount of traffic consumed by the ISP. Typically, the larger ISPs will opt for a flat monthly fee for a large port connection to our network while the smaller ISPs prefer to pay per megabyte of IP traffic sent to their network from our network.
Competition
     For voice services, our main competitors are long distance carriers Rostelecom and MTT, an affiliate of Sistema Telecom.
     For data networking services, our main competitors are Equant and TransTelecom. Equant’s data network in Russia is similar to our network; however, their CIS coverage is not as extensive. Therefore, when a customer needs a route including Russia and the CIS, we have a competitive advantage. Equant’s global network gives it access to a wider base of corporate customers, but this advantage is offset, we believe, by the reluctance of Equant’s global competitors such as Verizon, British Telecom, Cable&Wireless, Infonet and AT&T to use Equant locally to serve their customers. Thus, to some extent we have access to the corporate clients of Verizon, British Telecom, Cable&Wireless, Infonet and AT&T that require connectivity to Russia and the CIS.
     For IP services, our main domestic competitor is TransTelecom. A number of international IP transit providers such as Cable&Wireless and TeliaSonera also actively sell global IP transit services in Russia. In 2002, we entered into a peering agreement with two other Tier 1 Russian ISPs. According to the terms of this agreement, all Russian ISPs requiring access to these networks pay traffic charges whereas previously all peering was free. As a result, we are able to earn additional revenue from our infrastructure investments in Russia and improve our competitive position via other IP access providers.
Carrier and Operator Services in Ukraine
Services and Customers. The Carrier and Operator Services division in Ukraine operates leased DLD/ILD networks and is a provider of local access, international and intercity long distance services in major Ukrainian cities where our switching equipment is located. The network consists of our gateway international switching center in Kiev, leased and owned international and intercity fiber optic channels, and regional voice and data switches. For local carriers we provide access to highly reliable and advanced telecommunication services, WAN, and broadband Internet in all existing Kiev and regional access points. Internet access services are provided to more than 35 ISPs in Ukraine.
International and Domestic Long Distance Services. International outgoing traffic is terminated via direct interconnections with international carriers such as AT&T, Deutsche Telekom, Telekom Austria, TeliaSonera and others. We offer termination services to our international partners for interconnection with Ukrainian PSTN and mobile networks via direct links with the major fixed and mobile carriers such as Ukrtelecom, Kyivstar, UMC, Astelit, URS and others.
     GTU offers DLD services throughout Ukraine via its owned and leased channels between major Ukrainian cities as well as through interconnection with Ukrtelecom. GTU holds an intercity operator’s license allowing it to offer DLD services directly and is interconnected in major Ukrainian metropolitan areas to facilitate this offering. In September 2003, new amendments to settlement agreements with Ukrainian fixed-line and mobile operators were signed, which introduced the CPP principle imposed by the changes in the Ukrainian telecommunication law. These agreements and the CPP principle remained in force during the year of 2005, 2006 and 2007.
     International Internet access is provided via our IP node in Frankfurt and direct IP interconnection with Level3, Global Crossing and Cable & Wireless.
     Fixed-line operators include overlay and wireless local loop operators in Kiev and other major cities of Ukraine, alternative regional fixed-line and local operators. Ucomline, Velton, ITC (CDMA-UA), VOLZ and Datagroup are the main fixed-line operators in Ukraine purchasing our international, long distance and voice services.
     A significant portion of our carrier revenue is generated from the Ukrainian cellular operators’ large volumes of international and long distance traffic. Price and quality of service are the primary factors in their purchase decision. In 2004, several Ukrainian cellular operators, including UMC and Kyivstar, received international communications licenses. As a result, a larger portion of our carrier revenue is generated now by transit fixed-to-mobile traffic via our network. However, as of the end of 2006 the main volume of the international destinations traffic is generated by URS (Beeline brand in Ukraine).
Marketing and Pricing
     As a carrier for other telecommunication operators, we offer a more attractive pricing structure for international calls than incumbent operators like Ukrtelecom. Although price is still the primary factor in the routing decision of the Ukrainian carriers, more of them demand high quality international voice and data wholesale services, making our offerings even more attractive. As a result, our traffic volume continues to increase, especially the international destination traffic and mobile networks in Ukraine.

     In February 2003, the Ukrainian Parliament overrode the President’s veto and adopted an amendment to the Ukrainian communication law prohibiting all telecommunications operators from charging their customers for incoming calls, thus introducing the CPP principle, which entered into effect on September 19, 2003. Concurrently, state regulated tariffs for calls from the PSTN to mobile networks were introduced allowing operators to receive and share revenue from calls to mobile networks. In order to implement CPP settlements, we amended our agreements with Ukrtelecom, other fixed-line carriers and Ukrainian cellular operators establishing agreed access rates for the calls between fixed-line and mobile networks. These changes became effective in October 2003 and enabled us to receive a settlement when a fixed line party called a mobile telephone as well as to receive a portion of revenue when we routed calls from mobile to fixed-line networks.
     As a carrier for other ISPs, GTU offers an attractive pricing structure and is able to retain its significant market share in this segment. GTU expects to strengthen its positions in the Ukrainian regions due to close cooperation with Ukrtelecom and Ucomline. In data services, market share growth is expected through the continuous sale of international private line connections, international multiprotocol label switching connections, and provision of the last mile services in major Ukrainian cities.
Competition
     In Ukraine, the carrier market, dominated by Ukrtelecom, with UMC, Kyivstar, Ucomline (Farlep-Optima), Velton and Datagroup, is becoming more competitive. In 2004, several Ukrainian cellular operators received international and intercity communications licenses permitting them to route their traffic through direct interconnection with local and international operators.
     Consumer Services
Services and Customers
     Broadband Internet Access. Broadband services development based on the most up-to-date engineering solutions is one of the company’s strategic lines. Currently, we are focused on the local infrastructure development in order to bring broadband Internet access services to the mass market. We use different broadband last mile technologies depending on particular market conditions.
     FTTB Services. In 2007, we started a wide-ranging project on FTTB product launching in regions. Currently, we offer Internet via FTTB service in Moscow and the Moscow Region, in St. Petersburg and the Leningrad Region, in Krasnoyarsk, Arkhangelsk, Samara, Voronezh, Saratov, Volgograd and Rostov-on-Don. As of December 31, 2007, we had approximately 375,200 subscribers in these cities.
     We plan to provide Voice and IPTV services via FTTB. Our nationwide fiber optic cable network will be used for active rollout of our FTTB network in the regions.
     Wireless Internet Access. Golden WiFi is the World’s largest metropolitan wireless network and includes the greater part of Moscow’s city center and many other areas of the city. Moreover, the network continues to grow and develop, with new wireless access zones added often. As of March 2008, we have installed more than 15,300 WiFi access nodes in Moscow providing indoor and outdoor Internet access.
     On March 1, 2007, we launched commercial operations of our WiFi network offering prepaid Internet access to the mass market under Golden WiFi brand. To close the WiFi technology gap and to increase service availability and quality, we sell equipment called WiFi adapter to our customers. The present version of the Golden WiFi product includes local city map display with Aport search results, based on the customer’s geographical position (location based service). Since December 2007, we have been providing International WiFi roaming service in 28 countries.
     As of December 31, 2007, we had approximately 68,500 active customers which number is continuing to increase. Also we had more than 500 indoor WiFi objects in cafes, restaurants, trade centers, and entertainment centers. Our most recognized partners are Domodedovo Airport, McDonalds, and Atrium Trade center.
     VoIP. Currently, we continue developing and testing new products based on VoIP technology. We will target VoIP service offerings at the SME/small office and home office and mass markets. VoIP services will be available for computer, mobile devices and VoIP equipment users.
     Dial-up Internet Access. We continue offering dial-up Internet services to consumers in Russia, Ukraine, Uzbekistan and Kazakhstan. As of December 31, 2007, we had approximately 233,500 active dial-up Internet subscribers. We provide dial-up service under multiple brands, the most notable, ROL, is our flagship dial-up service. With over 60 locations, including the major markets in Moscow, St. Petersburg, Kiev and Almaty, we are also the largest ISP in the CIS.

     We plan to continue providing dial-up Internet services in migrating our dial-up Internet customers onto our new Internet access products such as broadband, DSL and WiFi.
     Internet Portals. Further, we provide Russian language content based Internet portals covering many topics including Internet search, entertainment, education, computer-gaming and city information specifically for the Russian mass-market. Portals run under different brands and are used as a marketing channel for both our existing and future customers. In addition, we offer advertising space on our portals along with integrated web services to a variety of customers who require online marketing.
Marketing and Pricing
     Dial-up Internet Access. In 2007, we increased the average price per hour for our dial-up service by 22%. This was due to the new requirements from the establishment of the Communication Federal Law. According to the new requirement we are obligated to pay for the local dial-up traffic initiation which is the largest part of the service cost.
     Wireless Internet Access. We offer three tariff plans for our WiFi service:
•	“Sometimes” is a rate plan convenient for occasional WiFi users. “Sometimes” allows customers to pay only for time spent accessing the wireless network. Customers prepay for one hour of Internet use and can use it all at once or connect several times until the time expires;

•	“Day&Night” is a rate plan that offers unlimited wireless access with no limits on traffic or speed for 24 hours; and

•	“Always” is an unlimited use rate plan for active Internet users. Customers pay a fixed monthly fee and unlimited access is granted to the WiFi network.
     FTTB Services. For FTTB service we offer an unlimited tariff plan and tariff plans which depend on traffic volume and speed of connection. Unlimited tariff plans offer a convenient solution for active Internet users that use Internet to download large volumes of data.
     Currently, we offer prepaid tariff plans for all mass market services. Our customers can purchase scratch cards from a point of sales, pay through an electronic payment system, or make a payment at one of our sales offices. We use our distribution network to communicate with our subscribers and for trade marketing activities. Moscow and regional subscribers can call our call center for customer and technical support.
Competition
     In Moscow, we have the largest market share of the WiFi market. The remaining market share is divided between Comstar and Tascom. In 2007, our share in the Russian broadband market was 11%. Our main competitors in the broadband market are Svyazinvest companies, Comstar UTS, NAFTA and some other local home networks providers.
     Mobile Services
Golden Telecom GSM
     We operate a cellular network using GSM-1800 cellular technology in Kiev and Odessa, Ukraine, where our network covers an area with a population of approximately 3.9 million people. Golden Telecom GSM launched cellular operations with a license allowing it to offer services in Kiev and the Kiev region and later it obtained a national operating license and commenced operations in Odessa. However, during 2001 our mobile operations in Ukraine were under strong competitive pressure leading to an overall decline in our mobile revenues. In 2002, we evaluated alternative strategies for our mobile operations, and refocused our mobile operations as an additional service offered to high-end mass market and business customers. In 2004, we became more active in the prepaid market. In 2006 and 2007, we faced aggressive competition both from existing carriers and new market entrants.
     In 2006, we acquired a GSM-1800 radio frequency license for an additional 22 regions of Ukraine. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. In 2006, we entered into the agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of VimpelCom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS’ nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. We announced the commencement of construction of FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. To date, we have deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks. We expect to complete network testing and launch commercial operations during second and third quarter in 2008.

     In Russia we provide mobile services in Moscow via a GSM network. During the second half of 2007 we switched our DAMPS customers onto a GSM network. We offer GSM services in Moscow via a commercial arrangement with VimpelCom. Currently, our high-usage mobile subscriber base in Moscow is approximately 24,520 customers.
Services and Customers
     Mobile Services. We provide two types of mobile services to our clients: a basic service for prepaid calling card clients and an expanded service for subscription clients, including international roaming with 164 operators in 82 countries, and value-added services such as voicemail, call forwarding, conferencing, a broad range of short message service, or SMS, and voice information services.
     Our customer base includes both private and corporate users. The customers’ base changed in 2004 due to the rapid growth of prepaid service users. In December 2005, prepaid subscribers constituted more than half of our subscriber base. The remaining subscriber base was represented primarily by the high-end mass market and business customer segments. During 2005, our subscriber base decreased due to competitive pressures. However, due to aggressive pricing and other conditions introduced by GTU in December 2005, the subscriber base remained stable during 2006. In 2007, due to aggressive competition and a delay in the FMC launch our subscriber base declined. Following the launch of the FMC services in 2008, we expect an increase in our market share of the Ukrainian mobile market.
Marketing and Pricing
     Our network has the widest frequency bandwidth allocated to any cellular operator in Kiev, which allows us to deploy a high quality network throughout the city and thus market ourselves as a quality service provider. Due to the highly competitive nature of the cellular market in Kiev, our main focus is to provide flexible and competitive tariff structure in two target markets. We present our subscription service as an affordable and quality service to private and business users, which have high level of usage within their home base primary location. Furthermore, we provide our customers with flexible tariff plans and a variety of basic value-added services. Our international and roaming tariff plans are still among the most attractive in the Ukrainian mobile market.
     Our marketing strategy for prepaid services is based on providing competitive tariffs for mass-market users with low traffic volumes.
     Our sales force in Kiev consists mainly of direct sales representatives, whereas in Odessa we use both a direct sales and alternative distribution channels, such as retail dealers. Our strategy is focused on rapid subscriber growth following the introduction of the FMC services and regional expansion.
Competition
     The Ukrainian cellular market is highly competitive and is dominated by UMC and Kyivstar. In 2007, Astelit, a newcomer to the Ukrainian mobile market, gained 16% of the market share, whereas URS gained 5% of the market. Besides UMC and Kyivstar, which provide nationwide coverage, Astelit and URS provide coverage in every city with population of more than fifty thousand people. Currently, Astelit and URS are actively investing in further network development. On December 31, 2007, the Ukrainian cellular market reached approximately 55.6 million subscribers with 120% SIM-card penetration rate. Together, UMC and Kyivstar have approximately 79% of the market share.
     In 2007, Ukrtelecom introduced a new technology, 3G mobile networks, in Kiev, Kharkov, Odessa, Lviv, Donetsk and Dnepropetrovsk, under well recognized brand Utel. Ukrtelecom combined its 3G network with the URS network under a national roaming agreement. During 2008, Ukrtelecom plans to launch 3G network in 26 major Ukrainian cities. In 2007, Telesystems, a Ukrainian CDMA operator, launched CDMA-based 3G services with subscriber base of approximately 87,000 customers.
     As of December 31, 2007 we had a subscriber base of more than 36,500 customers with average revenue per month of approximately $15 per user, which currently is the highest average revenue, per user, on the Ukrainian mobile market.
Website Access to Our Filings
     We provide public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://www.goldentelecom.com. These documents may also be found at the SEC’s website at http://www.sec.gov. Also, copies of our annual report on Form 10-K will be made available, free of charge, upon written request.

Employees
     As of December 31, 2007, we and our consolidated subsidiaries employed a total of 10,262 full-time employees and our ventures employed 99 full-time employees. As of December 31, 2006, we and our consolidated subsidiaries employed a total of 4,218 full-time employees and our ventures employed 108 full-time employees. Included in the number of full-time employees were 10 and 9 expatriates as of December 31, 2007 and 2006, respectively.
     We do not have any collective bargaining agreements with our employees, and we believe that our relations with our employees are good. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Significant Licenses
     Our subsidiaries hold the following licenses in Russia, Ukraine, Kazakhstan and Uzbekistan, which are important to their operations. Renewal applications will be applied for all licenses expiring in 2008 where necessary.

License	License Region (s)	License Number	Expiration Date
Local Communications Services
Sovintel	Moscow, St. Petersburg	44382	September 21, 2011
GTU	Kiev, Kiev Region, Odessa Region	364688	October 12, 2012
GTU	Ukraine (excluding Kiev, Kiev Region, Odessa, Odessa Region)	223392	January 28, 2009
ADS	Nizhny Novgorod Region	35438	October 5, 2010
Buzton	Uzbekistan	0000663	July 4, 2011

Leased Communications Circuits
Sovintel	Moscow, Moscow Region, St. Petersburg, Leningrad Region	41506	July 5, 2011
SA-Telcom	Kazakhstan	001672	Unlimited

Voice Communication Services in Data Transmission Networks
Sovintel	Russian Federation	39543	March 15, 2011

International and National Communications Services
Sovintel	Russian Federation	32041	May 31, 2012
GTU	Kiev, Odessa, Odessa Region, Donetsk, Donetsk Region, Kharkov, Kharkov Region, Lvov, Lvov Region, Dnepropetrovsk, Dnepropetrovsk Region	223393	December 31, 2013
GTU	Ukraine (excluding Kiev, Odessa, Odessa Region, Donetsk, Donetsk Region, Kharkov, Kharkov Region, Lvov, Lvov Region, Dnepropetrovsk, Dnepropetrovsk Region)	223394	January 28, 2014
Buzton	Uzbekistan	0000661	January 14, 2010
Buzton	Uzbekistan	0000819	January 14, 2010

Mobile Communications Services
GTU	Kiev Region	364703	July 7, 2014
GTU	Kiev,	364704	May 18, 2021
GTU	Ukraine (excluding Kiev, Kiev Region)	223390	January 28, 2009
GTU	Kiev Region	364703	July 7, 2014

Telematic Services
Sovintel	Moscow, Moscow Region, St. Petersburg, Leningrad Region	27309	August 18, 2008
ADS	Nizhny Novgorod Region	37603	December 23, 2010
Dicom	Moscow, Moscow Region	40966	July 5, 2011
SA-Telcom	Kazakhstan	001817	Unlimited

Intra-zonal Communications Services
Sovintel	Moscow, St. Petersburg	45074	October 24, 2011
ADS	Nizhny Novgorod Region	35439	October 5, 2010

Data Transmission Services
Sovintel	Moscow, Moscow Region, St. Petersburg, Leningrad Region	27310	August 18, 2008
Buzton	Uzbekistan	0000664	August 29, 2011
SA-Telcom	Kazakhstan	0000032	Unlimited

Radio Frequencies
S-Line	Kiev, Sevastopol, Dnepropetrovsk Region, Donetsk Region, Kharkov Region, Odessa Region,	364700	April 20, 2016

License	License Region (s)	License Number	Expiration Date

Zaporozhye Region, Kiev Region, Lugansk Region, Lvov Region, Poltava Region, Vinnitsa Region, Zhitomir Region, Suma Region, Kherson Region, Khmelnitsk Region, Ivano-Frankovsk Region, Volyn Region, Zakarpatye Region, Kirovograd Region, Rovno Region, Ternopol Region, Cherskassk Region, Chernigov Region, Chernovets Region, Crimea

Communications Services for the Purposes of Cable Broadcasting
Sovintel	Russian Federation	55387	Being issued
Investelectrosvyaz	Moscow, Moscow Region	44053	September 21, 2011
GTU	Kiev	0206-II	May 18, 2017

Communications Services for the Purposes of TV Broadcasting
Kolangon-Optim	Moscow, Moscow Region	42006	June19, 2011
Kolangon-Optim	St.-Petersburg, Leningrad Region	43265	July 28, 2011
The Environment in Which We Operate
     This section provides an overview of some of the key features of the markets where we operate and derive substantially all of our revenue. These overviews focus on our two largest markets, Russia and Ukraine and include:
•	An overview of the telecommunications markets;

•	An overview of the political environment; and

•	An overview of the legal and regulatory regimes.
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
     The Telecommunications Law introduced the concept of the USF. All telecommunications companies are expected to contribute to the USF which is designed to support the development of telecommunications infrastructure which is deemed to be economically unviable but socially necessary. We are currently paying to the USF 1.2% of our total revenue from telecommunication services provided to end users. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of legislation related to USF charges.
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

     In contrast to Russia, there has been no privatization of the state-owned telecommunications sector in Ukraine. Whereas privatization of Ukrtelecom, the Ukrainian incumbent public operator, was considered crucial for raising funds for the state from 2004-2006, several changes in priorities and political positioning have resulted in delays. To date, only 7% of Ukrtelecom has been privatized, to employees and managers. The new Ukrainian government is considering plans for privatization of 67% of Ukrtelecom’s shares by open auction in 2008. The privatization of Ukrtelecom should be completed during the first half of 2008.
     Since August 2004, the Ministry of Transport and Telecommunications was the regulatory body that oversaw the Ukrainian telecommunications industry. The Ministry of Transport and Telecommunications was responsible for licensing, and setting tariff regulations. As of January 2005, National Commission of Telecommunications Regulation received the abovementioned functions.
     Ukrtelecom is the main provider of fixed voice telecommunications and Internet services in Ukraine. Ukrtelecom is a joint stock company owned 93% by the State Property Fund with 31 branches, 27 of which represent the company in each region of Ukraine. Ukrtelecom holds national transmission networks, along with broadcasting, research and satellite assets. Ukrtelecom also put into operation a third generation (“3G”) mobile services network under the well-known brand Utel. Ukrtelecom also owns shares in five other Ukrainian telecommunication companies.
     The remaining market is divided between three other major players: GTU, SCM’s telecom assets group, Datagroup and Volia, the number one broadband and cable TV provider in the Kiev market (based on DOCSIS technology).
     Public switched voice telephony in Kiev is delivered through a layered hierarchy similar to that used in Moscow. We connect our customers using our local access network with fiber optic and copper-based facilities, which provide direct interconnection with the Kiev city telephone network.
     The Ukrainian mobile telecoms market is currently served by seven operating companies. This market is highly competitive and dynamic. GTU commenced operations in accordance with its GSM-1800 license in late 1996. During 2007 Ukrtelecom and Telesystems launched 3G mobile services network and UMC completed rebranding to MTS.
Overview of the Political Environments in Russia and Ukraine
     Russia’s Political Environment. Since the dissolution of the Soviet Union in December 1991, Russia has been in the process of a substantial political transformation. The Russian Constitution, ratified in 1993, establishes a three-branch governing system that replaced the Communist Party dominated Soviet system. The three-branch system consists of a powerful executive branch led by the President, a bicameral legislative branch with an upper assembly, the Federation Council, and a lower assembly, the State Duma, and a judicial branch, which is still underdeveloped. On March 14, 2004, Vladimir Putin was elected to a second presidential term. Under the Russian Constitution, no person may serve more than two terms as President. The last presidential election was held in March 2008, and Dmitry Medvedev was elected as President. Mr. Putin has indicated that he may serve as Prime Minister. On December 2, 2007, the State Duma held elections in which the United Russia party, which was supported by Mr. Putin, received the majority of the popular vote and will have the majority of the seats in the State Duma.
     Ukraine’s Political Environment. Ukraine declared independence from the Soviet Union in 1991. Since that time, Ukraine has established a three-branch system of government similar to that in Russia. Following a period of significant political debate, the new Ukrainian Constitution was ratified in June 1996. Independent Ukraine’s first President, Leonid Kravchuk, led the country through a period of significant economic and social decline. Following the 1995 presidential elections, Leonid Kravchuk was succeeded by Leonid Kuchma. Ukraine is one of the few former Soviet republics to smoothly and peaceably transfer executive power. President Kuchma was re-elected for another five-year term in November 1999. On January 10, 2005 Victor Yuschenko was declared the President after a divisive presidential election against Victor Yanukovich. At the end of 2004, constitutional reform significantly reduced the powers of the Ukrainian President in favor of the Ukrainian Prime Minister.
     Until 2006, half of the members of the Verkhovna Rada (Ukrainian parliament) were elected by proportional representation and the other half by single-seat constituencies. Starting with the 2006 parliamentary election, all 450 members of the Verkhovna Rada are elected by party-list proportional representation. In 2006, Ukraine experienced political instability due to tensions between the President and the Prime Minister following the overturning of a presidential veto on a law, which gave the Cabinet of Ministers more power.
     In 2007, Ukraine experienced continued political struggle for the position of the Prime Minister and new parliamentary elections took place in the Verkhovna Rada during 2007. In September 2007 previously unscheduled elections to the Verkhovna Rada took place and a new coalitional government was formed in December 2007. Yuliya Timoshenko was proclaimed the Prime Minister on December 18, 2007. The leader of Nasha Ukraina Party, Arseniy Yatsenyuk was assigned as the Speaker of Ukrainian Parliament. Currently, a new coalitional government is expected to make many changes in political, social and economical areas. Furthermore, in 2007, Ukraine signed all the necessary documents associated with entering the World Trade Organization (“WTO”) and in February 2008 Ukraine joined the WTO.

Overview of the Legal and Regulatory Regimes in Russia and Ukraine
     Russia’s Legal and Regulatory Regime. After the dissolution of the Soviet Union in December 1991, former President Yeltsin and the Duma enacted legislation in an attempt to develop a legal framework to guide the transition from a centralized command economy to a more market-oriented economy. Under pressure from the executive branch, the Duma finally enacted a new Labor Code, which entered into effect in February 2002 and replaced the Labor Code left over from the Soviet era. In 2006, there were significant changes to the Labor Code, particularly on the areas that dealt with senior level management of companies.
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
Ukraine’s Legal and Regulatory Regime. A primary contributor to the relatively slow pace of reform in Ukraine has been the absence of a coherent and enforceable legal framework to facilitate widespread privatization of government assets. However, in 2007, the Ukrainian Cabinet of Ministry confirmed the list consisted of 28 economic objects, which includes Ukrtelecom, for primary privatization in 2008.
     The regulatory framework governing the telecommunications industry in Ukraine significantly improved after the new law “On Communications” came into force on December 23, 2003. The new law sets forth the general principles for telecommunications activities, networks and services, including the relationships between operators and customers. The new law established two new executive bodies – the Central Executive Authority in the Communication Sector (“CEACS”) and the NCCR to replace the former State Committee for Telecommunications.
     CEACS retains mostly administrative functions in the telecommunications industry in Ukraine. CEACS develops draft telecommunications laws and other legal documents, defines and monitors quality standards in telecommunications services. NCCR retains regulatory functions in telecommunications and radio-frequency utilization. It is also the central executive body with special status subordinated to the President of Ukraine. NCCR supervises the observance of telecommunications law and quality control of telecommunication services. NCCR assigns numbering capacity, grant licenses, registers services in the telecommunication sector, provides tariff regulation, and applies sanctions to those that violate laws. On March 29, 2006, documentation governing the Public Council which is affiliated to the NCCR was approved, intend for the Public Council to provide an environment where the NCCR would consider public opinion during the discussion of related issues and decisions making concerning those issues.
     The current situation in Ukraine shows that NCCR is not functioning as intended. For part of 2007, NCCR was unable to make any decision on issues over which NCCR had regulatory authority. This situation led to the change in the Constitution of Ukraine, which states that the President or the Cabinet of Ministers of Ukraine has authority to form a proper functioning NCCR. Currently the issue is not solved. The NCCR is an organization which is controlled by the President of Ukraine in accordance with the new law “On Communications”.
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
     In addition to the CPP principle, state regulated tariffs for calls from the public switched telephone network to mobile networks were introduced, thus allowing mobile operators to receive a share of revenue from calls made to mobile networks. To effect CPP settlements on our network, we entered into an agreement with Ukrtelecom that assigned a national destination code numbering plan to our mobile customers and allowed to reallocate our interconnect numbering capacity in Kiev and Odessa from our mobile to our fixed network. This agreement became effective in November 2003 and enabled us to receive a settlement from revenue generated when a fixed line party calls our mobile customer as well as released direct city numbering capacity for future sale to CLEC customers.
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
     Pursuant to the law “On Communications”, new Licensing Conditions for conducting the activity in fixed line telecommunications area were adopted by the State Committee for Telecommunications on June 17, 2004 and came into force on August 16, 2004. Licensing Conditions regulating provision of mobile services and communication channels were developed and adopted in 2005.
     The Ukrainian Cabinet of Ministers also adopted rules, effective January 1, 2005, establishing the mandatory payments for obtaining numbering capacity.
     Amendments to the Law “On levy on obligatory state pension insurance”, effective August 1, 2005, increased the pension levy rate on mobile services from 6% to 7.5%.
     On August 5, 2005 NCCR adopted new Regulations for the state numbering capacity regulation. These Regulations determine the process of allocating and revoking numbering capacity and principles of numbering capacity utilization by operators. The Regulations came into effect on September 23, 2005.
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
     On October 28, 2006 the Verkhovna Rada approved amendments to the law “On Communications” according to which the list of public telecommunication services with regulated tariffs was changed. Under the new regulation, calls from fixed networks to intercity and international destinations are not regulated. The law also includes regulations concerning calls from fixed to mobile networks. Such calls do not belong to public services and are not regulated. Consequently, fixed line operators can establish tariffs for such services independently. Leading operators will be able to set tariffs for intercity and international connection services at more competitive rates than small operators.
     On April 5, 2007 the Law “On basic principles of state supervision (control) in the field of economic activity” was adopted and became effective from January 1, 2008. In general, this law is expected to have positive impact in regulating the oversight of economic activity.

ITEM 1A. Risk Factors
Factors That May Adversely Affect Future Results
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
Reorganizations in the Ukrainian telecommunications sector may have strengthened the position of the monopoly incumbent and may encourage unfair competition
     In preparation for a large-scale privatization of the telecommunications industry, the Ukrainian government reorganized the state telecommunications sector so that Ukrtelecom, the state telecommunications operator, holds all the government’s interests in the telecommunications industry. The Ukrainian government owns approximately 93% of Ukrtelecom and intends to sell 67% of its stake in Ukrtelecom in 2008.
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
     We currently provide international switched voice, data and IP services in Russia by relying on Rostelecom and other providers to provide leased transmission capacity within Russia. We rely on local operators for last-mile access to end-users. These companies may be subject to political and economic pressures not to lease capacity to foreign operators or competitors. Any changes in regulation or policies that restrict us from leasing adequate capacity could have an adverse effect on our business. Local telecommunications operators may, for business reasons or otherwise, resist giving us access to the last mile.
     The failure of Rostelecom, local operators or any other provider to comply with lease arrangements or our inability to obtain other long-term leases on a timely basis or maintain existing leases for fiber optic cable or transmission capacity would prevent us from deploying and operating our network as planned. This could have a material adverse effect on our ability to operate.
Our ability to provide our services is dependent on securing and maintaining interconnection agreements with Svyazinvest, Ukrtelecom and other facilities providers
     Our ability to provide a telecommunications services depends on our ability to secure and maintain interconnection agreements with Svyazinvest, Ukrtelecom and other incumbent owners of networks. Since we do not currently anticipate owning all the facilities we need to operate our networks, we will always rely on the telecommunications networks of other providers to some degree. Interconnection is required to complete calls that originate on our networks but terminate outside our networks, or that originate from outside our networks and terminate on our networks. Our current interconnection agreements with incumbent operators expire in various years between 2007 and 2014. Currently, we experienced substantial increases in interconnection costs with incumbent operators. It is possible that in the future our interconnection agreements may not be renewed or not renewed on a timely basis or on commercially reasonable terms, which may have material adverse effect on our business. Further, in September 2007, the Russian Ministry of Telecommunications issued an order that designated an additional 10 pairs of access codes which may be assigned to long-distance operators; this may increase competition for domestic and international long-distance services if new access codes are assigned to new operators.
     In Russia, we are dependent on Svyazinvest for the provision of leased lines and/or interconnect circuits used to connect our points of interconnection to our network backbones. A failure by Svyazinvest to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customers’ demands on certain routes, historically, increased capacity constraints in our network on certain routes. Although, we believe that these capacity constraints have been eliminated, we may continue to experience capacity constraints until we increase the number of interconnection points to our network, which will allow us to route a greater proportion of traffic over our network.
     In Ukraine, to a great extent, we are dependent on Ukrtelecom for the provision of leased lines and/or interconnect circuits used to connect our indirect access customers throughout Ukraine. A failure by Ukrtelecom to provide such leased lines and/or interconnect circuits in accordance with our plans, or to satisfy our customer demand on certain routes, may increase capacity constraints in our network on certain routes if we are not able to find an alternative circuit’s provider.
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

     We rely to a significant degree on the Russian and Ukrainian networks capability to deliver our services, and the underdevelopment of such networks may hinder our ability to obtain sufficient capacity for our traffic volumes, especially as we expand our Internet access business. Moreover, it is increasingly difficult to expand within Moscow because the existing city network does not have sufficient capacity, and we may be unable to procure enough telephone numbers and connection lines for our customers utilizing our services. These factors may have a material adverse effect on our expansion plans and our ability to provide services to new customers.
Russian companies may be required to adopt a plan of liquidation when their net assets are negative
     Under Russian law, in the event where the value of a company’s net assets is less than the minimum charter capital allowed by law, such company may be required to adopt a decision to liquidate. In a case where a company declines to approve its liquidation, governmental agencies responsible for the State registration of companies, as well as other designated State bodies, for example, the Federal Service for the Financial Markets, are authorized and may bring a lawsuit to liquidate the company until the expiration of the applicable statute of limitation. Several of our subsidiaries experienced negative net asset values, which could lead to the legal obligation to accept a plan of liquidation. Any voluntary or involuntary liquidation of our subsidiaries could have a material adverse effect on our business.
We may have difficulty scaling and adapting our existing infrastructure to accommodate increased traffic and technology advances
     Most of the telecommunication network infrastructure that we employ and the infrastructure of local public networks were not originally designed to accommodate levels or types of services we provide and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our services. In the future, we may be required to make significant changes to our infrastructure, including moving to a completely new infrastructure, or invest in order to upgrade local public networks. If we are required to replace network infrastructure, we may incur substantial costs and experience delays or interruptions in our operations. If we experience delays or interruptions in our operations due to inadequacies in our current infrastructure or as a result of a change in infrastructure, users may become dissatisfied with our services and switch to a competitor. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our infrastructure could have a material adverse effect on our business.
We are in a competitive industry and our competitors may be more successful in attracting and retaining customers
     The market for our products and services is competitive and we expect that competition, especially in underdeveloped markets, will continue to increase. As we expand the scope of our offers, we will encounter a greater number of competitors which provide services in the same markets. Unfavorable competitive developments could have a material adverse effect on our business.
     Our competitors include incumbent Russian and Ukrainian operators, alternative operators, mobile operators and other large international telecommunications providers doing business in the CIS. Our competitors may have significant advantages in resources, closer ties to governmental authorities and longer market presence. These advantages may provide a competitive edge over alternative providers like us. This type of competition may result in a loss of our customers, reduced prices and a decline in revenues.
     We operate in recently liberalized markets in developing and highly competitive industry. We expect our competitors to continually improve their products and services while reducing prices. Our success will depend on our ability to compete effectively in this environment.
     The telecommunications market in Russia has historically been dominated by Svyazinvest and in Ukraine by Ukrtelecom, both former state monopoly telecommunications services providers. These companies and other established competitors have significant competitive advantages over us which include:
▪	Greater resources, market presence and network coverage;

▪	Greater brand name recognition, customer loyalty and goodwill;

▪	Control over domestic transmission lines and over access to these lines by other participants; and

▪	Close ties to national and local regulatory authorities which may be reluctant to adopt policies which may increase competition for Svyazinvest or Ukrtelecom.
     Recently, Comstar strengthened its position in the market by receiving approximately $1 billion as a result of its IPO. MGTS is controlled by Comstar. As a result of this control, Comstar has an advantage in broadband access. In 2006, Comstar purchased a 25% plus one share in Svyazinvest which means that it may be able to influence the intra-zonal operators which compete with us.

Our current billing and management information systems may not be able to meet our future needs
     We may encounter difficulties in enhancing our billing and management information systems and in integrating new technology into such systems. Historically we operated with several systems, however, currently we are in the process of integrating our billing and management information systems, which would allow us to bill our customers and to manage other administrative tasks through unified system. If we are unable to integrate and upgrade our billing and management information systems to support our integrated operations, our billing may be insufficient, which could have a material adverse effect on our revenues.
     Furthermore, in order to comply with the regulations that became effective January 1, 2006, we entered into service contracts with the local and intra-zonal operators to act as our regional agents for the provision of DLD/ILD services. In our operations outside Moscow and St. Petersburg, we rely on our agents’ billing and information systems to provide information necessary to generate invoices. Thus, we may encounter risks associated with verification and calculation of volumes of long-distance services provided to end users, invoicing and revenue recognition. The lack of regulations of a mandatory provision for local and intra-zonal network subscriber information, which is shared with long-distance operators, represents a substantial possible risk to us. This information could be critical to our ability to properly record traffic transit from subscribers, calculate charges for services rendered, and issue invoices.
     Any damage to our network management center or major switching centers could harm our ability to monitor and manage network operations and generate accurate call detail reports from which we derive our billing information.
     For operations outside Moscow, Kiev and St. Petersburg, we rely on our ventures’ switches to provide information necessary to generate invoices. We cannot ensure that their systems will meet our needs or the needs of our customers.
Our ability to integrate and further develop certain acquired businesses will determine our ability to develop our broadband strategy
     In February 2007, we announced the closing of the acquisition of a 65% interest in Fortland, which owns 100% of Kolangon. Kolangon and its six wholly-owned subsidiaries hold permits to operate frequencies in the 8 MHz bandwidth in Moscow and St. Petersburg. Kolangon also possesses a license to provide communications services for the purpose of digital TV broadcasting. The successful development of this business depends on several factors, including our ability to deploy transmitters and negotiate with television channels and large content providers to secure access to content. If we are not able to deploy the transmitters in a timely manner or receive content as we anticipate, our ability to expand our operations into this market will be disrupted and our broadband strategy and business could be materially adversely affected.
     In May 2007, we completed the acquisition of companies known as Corbina. Corbina offers several telecommunications services including FTTB broadband Internet services in several Russian cities. Our ability to develop broadband service offerings in Moscow will depend on our ability to integrate Corbina into our operations and to continue to build the business. The development of Corbina’s business will continue to depend on obtaining the necessary permits to install, upgrade and operate equipment and to commission networks. Any difficulty or inability to fulfill such tasks could seriously disrupt our broadband business and our ability to develop our broadband strategy. Our ability to develop broadband service offerings will also depend on our ability to compete with companies that are substantially owned by local authorities, which are the authorities that will be granting some of the necessary permits and licenses. Our competitors may also attempt to disrupt such activities through regulatory action or connections with regulatory agencies. If we do not successfully integrate and develop Corbina, our ability to further develop our broadband strategy will be adversely affected and our business could suffer.
     The integration of acquired businesses requires significant time and effort of our senior management, who are also responsible for managing our existing operations. The integration of new businesses may be difficult for a number of reasons, including differing management styles, systems and infrastructure and poor records of internal controls. In addition, integrating acquired companies may require significant capital expenditures. Further, even if we are successful in integrating our existing and new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins. If we do not realize the expected synergies and cost savings from the integration of newly acquired companies, our financial condition, results of operations and prospects could be materially adversely affected.
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
     The Russian Ministry of Telecommunications, the Ukrainian Telecommunications Committee and Russian Rossvyaznadzor, a Russian governmental body that is responsible for the control and supervision of information technology and communications, frequently check our compliance with the requirements of the applicable legislation and our telecommunications licenses. We use our best efforts to comply with all such requirements. However, we cannot assure you that in the course of future inspections we will not be found to be in violation of the applicable legislation. Any such finding could have a material adverse effect on our operations. For example, we received a warning from Rossvyaznadzor that Sovintel should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator. We reviewed the allegations and believe that we are in compliance with our licenses; however, we cannot be certain that Rossvyaznadzor will concur this.
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
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. On January 16, 2006, we announced that the construction of our FTN was completed in compliance with the Telecommunications Law and our DLD/ILD license was finally confirmed by Rossvyaznadzor on November 27, 2006. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. We have obtained the required governmental permissions for operation of all of the international and intercity communication transit nodes that are part of the FTN. Prior to the construction of FTN, we provided domestic and international long distance services pursuant to other licenses. We believe that we offered such services in compliance with Russian regulations and legislation.
     If regulatory agencies and tax authorities consider that our routing of traffic or offering of DLD/ILD services violated Russian regulations and legislation, we could be subject to license suspensions, revocations, fines and penalties. Any of these events could have a material adverse effect on our operations.
Our telecommunications licenses may not be extended or may be suspended or revoked
     Our telecommunications licenses expire in various years from 2008 to 2016. If renewed, our licenses may contain additional obligations, including payment obligations, or may cover reduced service areas. If our telecommunications licenses for provision of local, intercity, inter-zonal and international telephone services are not renewed, our business could be adversely affected.

Furthermore, regulations adopted to strengthen the Telecommunications Law, effective from January 1, 2006, provide that the Russian Ministry of Telecommunications may amend the conditions of a license, which can negatively affect our business by increasing our costs for providing telephone services. Depending on the growth of our business in other license areas, the failure to have any other particular license renewed could also materially adversely affect our business.
     If we fail to fully comply with specific terms of any of our telecommunications licenses related to line and operational capacity, investment requirements, territorial or other technical requirements, payment or reporting obligations, local registrations of our telecommunications licenses, frequency permissions or other governmental permissions or if we provide our services in a manner that violates applicable law, Rossvyaznadzor may suspend our licenses, frequency permissions or other governmental permissions. In the case of continued non-compliance, Rossvyaznadzor may initiate court proceedings for the revocation of our licenses. If any of our telecommunications licenses are suspended or terminated or if extensions requested are not granted or action is taken against our company or our subsidiaries to revoke a license, our business could be adversely affected.
We may fail to obtain renewals or extensions of our frequency allocations for our earth stations and other radio frequency equipment that we use in our operations
     Our frequency allocations for most of our licensed areas expire on the expiration date of our corresponding licenses. We cannot predict whether we will be able to obtain extensions of our frequency allocations and whether extensions will be granted in a timely manner and without any significant additional costs. It is possible we may be required to reallocate our frequencies upon the expiration of current allocations. Further, frequency allocations may be granted to other license holders for the same channels as our frequency allocations, this would require us to coordinate the use of our frequencies with the other license holders and/or experience a loss of quality in our network.
     If we fail to obtain renewals or extensions of our frequency allocations for parts of our network based on radio frequencies, which expire on various dates, or if other license holders are granted overlapping frequencies, our business could be adversely affected.
Certain of our loan agreements contain restrictive covenants
     Certain of our loan agreements contain covenants which limit our ability to take certain actions such as to incur and assume debt and require us to maintain certain financial ratios. Failure to comply with the covenants could cause a default and result in the debt becoming immediately due and payable, which would materially adversely affect our business, financial condition and results of operation.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
     Our Representative Office is located in Moscow, Russia. We own and lease various buildings and space in buildings throughout Russia, Ukraine, Kazakhstan and Uzbekistan. These premises house our executive, technical and sales offices, customer care and call centers.
     At December 31, 2007, our facilities consist of:

		Russia
		(excluding
	Moscow	Moscow)	Ukraine	Kazakhstan	Uzbekistan	Total
	(in square meters)
Lease facilities:
Office space	29,282	12,799	8,628	758	1,072	52,540
Technical premises	15,753	6,810	1,864	204	400	25,032

Total	45,035	19,609	10,492	962	1,472	77,572

Owned facilities:
Office space	6,181	3,512	771	—	201	10,665
Technical premises	—	1,834	—	—	400	1,834

Total	6,181	5,346	771	—	601	12,499

     These leases expire at various dates through 2017 and generally include renewals at our options.
     Beside these office spaces and technical premises, our facilities consist of telecommunications installations, including switches of various sizes, cables and VSAT and other transmission devices located throughout the CIS. We also lease various fiber optic capacities and the right to use digital circuit between Moscow and Stockholm. We believe that our facilities are adequate for our current needs.
Item 3. Legal Proceedings
None
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     a) Market Information
     Our common stock has traded on the NASDAQ Global Select Market (“NASDAQ”) since September 30, 1999 under the symbol “GLDN”. As a result of the merger, we no longer fulfill the numerical listing requirements of the NASDAQ. Accordingly, on February 28, 2008 we requested NASDAQ to file with the United States Securities and Exchange Commission (“SEC”) a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25. Pursuant to Rule 12d2-2 under the Exchange Act, the delisting of our common shares from NASDAQ was effective on March 10, 2008 and our reporting obligations under Section 12(b) of the Exchange Act were suspended as of that date. Trading of our Common Stock on NASDAQ ceased as of the close of trading on February 28, 2008. Our Common Stock will be deregistered under Section 12(b) of the Exchange Act no later than ninety days after the date of the Form 25. We also intend to file with the SEC a Certification on Form 15 under the Exchange Act to suspend our remaining reporting obligations under the Exchange Act.

	High	Low
2006:
First quarter	$31.60	$26.13
Second quarter	32.66	21.16
Third quarter	32.45	22.05
Fourth quarter	48.62	29.66
2007:
First quarter	$60.26	$44.22
Second quarter	61.94	47.20
Third quarter	81.15	55.00
Fourth quarter	114.85	80.00
Performance Graph
     The graph below matches the cumulative 5-year total return of holders Golden Telecom, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Golden Telecom, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Holders
     As of March 14, 2008, there was one holder of record of our common stock.
     b) Dividends
     During 2006, we paid three quarterly dividends of $0.20 per common share, for a total of $0.60 per common share for the year. We did not pay any dividends during 2007. Our dividend policy is subject to review and revision by our Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors our Board of Directors may deem relevant.
     c) Recent Sales of Unregistered Securities
     In July 2007, we issued 392,988 unregistered shares of our common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable due to our shares being issued as part of the acquisition of ZAO Cortec. No underwriter or underwriting discount was involved in the offering. The shares of common stock were not registered under the Securities Act in reliance on an exemption under Section 4(2) thereof.
     For information regarding securities issued under our equity participation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans Information”

Item 6. Selected Financial Data
     The following selected historical consolidated financial data at December 31, 2003, 2004, 2005, 2006 and 2007 and for all of the years presented are derived from consolidated financial statements of Golden Telecom, Inc. (the “Company”) which have been audited by Ernst & Young (CIS) Limited and Ernst & Young LLC, independent registered public accounting firms.
     The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this document.

	For the Years Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Revenues	$360,534	$583,978	$667,379	$854,617	$1,292,899
Cost of revenues (excluding depreciation and amortization)	181,085	300,588	347,532	474,389	741,361
Gross margin	179,449	283,390	319,847	380,228	551,538
Selling, general and administrative (excluding depreciation and amortization)	64,384	112,855	119,890	152,808	241,916
Depreciation and amortization	45,334	74,999	84,015	100,209	140,258
Income from operations	69,731	95,536	115,942	127,211	169,364
Equity in earnings of ventures	4,687	278	460	1,867	1,010
Gain on sale of MCT Corp.	—	—	—	—	41,283
Interest income (expense), net	(872)	559	1,677	631	(8,789)
Foreign currency gain (loss)	(232)	660	(1,212)	1,697	15,652
Minority interest	480	1,506	2,978	4,808	7,610
Provision for income taxes	17,399	30,744	37,816	40,417	58,311
Net income before cumulative effect of change in accounting principle	55,435	64,783	76,073	86,181	152,599
Cumulative effect of change in accounting principle	—	—	—	681	—
Net income	55,435	64,783	76,073	85,500	152,599
Net income per share before cumulative effect of change in accounting principle – basic	1.95	1.79	2.09	2.36	3.93
Cumulative effect of change in accounting principle	—	—	—	0.02	—
Net income per share – basic	1.95	1.79	2.09	2.34	3.93
Weighted average shares – basic	28,468	36,226	36,378	36,591	38,798
Net income per share before cumulative effect of change in accounting principle – diluted	1.90	1.77	2.08	2.35	3.91
Cumulative effect of change in accounting principle	—	—	—	0.02	—
Net income per share – diluted	1.90	1.77	2.08	2.33	3.91
Weighted average shares — diluted	29,107	36,553	36,605	36,717	39,034
Cash dividends per common share	—	0.80	0.80	0.60	—

	At December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$65,180	$53,699	$67,176	$18,413	$74,799
Property and equipment, net	283,110	347,891	407,907	552,341	979,498
Investments in and advances to ventures	251	742	10,889	11,886	15,430
Goodwill and intangible assets, net	248,843	247,570	243,129	297,084	561,067
Total assets	729,226	805,768	882,211	1,107,190	1,998,891
Long-term debt, including long-term capital lease obligations	3,963	1,738	2,367	1,620	233,288
Minority interest	2,722	11,738	19,693	31,263	94,177
Shareholders’ equity	584,279	626,381	675,103	817,176	1,215,062
     Refer to Note 6 to the Consolidated Financial Statements for descriptions of recent acquisitions that impact the comparability of financial information. Other less recent business combinations and information not disclosed in the footnotes were as follows:
     In February 2004, the Company completed the acquisition of 100% ownership interest in ST-HOLDING s.r.o. (“ST-HOLDINGS”), a Czech company that owns 50% plus one share in ZAO Samara Telecom, a telecommunications service provider in Samara, Russia from ZAO SMARTS and individual owners. In April 2004, the Company completed the acquisition of 100% of the common stock in OAO Balticom Mobile (“Balticom”) that owns 62% of ZAO WestBalt Telecom, an alternative telecommunications operator in Kaliningrad, Russia. In April 2004, the Company completed the acquisition of the remaining 49% ownership interest in Uralrelcom LLC that the Company did not already own. In May 2004, the Company completed the acquisition of a 54% ownership interest in SP Buzton (“Buzton”), an alternative telecommunications operator in Uzbekistan. These acquisitions were purchased for approximately $16.0 million in cash. The results of ST-HOLDINGS have been included in the Company’s consolidated operations since February 1, 2004. The results of Balticom have been included in the Company’s consolidated operations since April 30, 2004. The results of Buzton have been included in the Company’s consolidated operations since May 31, 2004.
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $7.4 million to telecommunications services contracts intangible assets which are amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.2 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $1.9 million of this goodwill has been assigned to Business and Corporate Services reportable segment and approximately $0.3 million has been assigned to Carrier and Operator Services reportable segment. In accordance with Statement on Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill recorded in connection with the above acquisitions. The goodwill is tested for impairment at least annually.
     In August 2003, the Company completed the acquisition of 100% of Sibchallenge Telecom LLC (“Sibchallenge”), a telecommunications service provider in Krasnoyarsk, Russia. The total purchase price of approximately $15.4 million consisted of cash consideration of approximately $15.0 million and approximately $0.4 million in direct transaction costs, including an investment banking fee of $0.3 million paid to Belongers Limited, an affiliate of Alfa, a shareholder of the Company. The acquisition of Sibchallenge established GTI’s presence in the Krasnoyarsk region. In addition, Sibchallenge had numbering capacity and interconnect agreements. The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed and, as such, the Company has assigned approximately $11.2 million to telecommunications service contracts intangible assets. These identified intangible assets are amortized over a period of 10 years. There was no goodwill recorded as a result of this transaction. The results of operations of Sibchallenge have been included in the Company’s consolidated operations since August 31, 2003.
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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Golden Telecom Inc.’s financial condition, cash flows and results of operations, for each of the years ended December 31, 2005, 2006, and 2007. This discussion should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Report. MD&A is organized as follows:
Overview
     We are a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). We offer voice, data and Internet services to corporations, operators and consumers using our metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via leased channels and inter-city fiber optic and satellite-based networks, including approximately 295 access points in Russia and other countries of the CIS as of December 31, 2007, a 2% increase from 289 access points as of December 31, 2006. In addition, we offer mobile services in Moscow and the Moscow region and the Ukrainian cities of Kiev and Odessa.
     We organize our operations into four business segments, as follows:
•	Business and Corporate Services (“BCS”) Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide business and corporate services including voice and data services to corporate clients across all geographical markets and all industry segments, other than telecommunications operators;

•	Carrier and Operator Services. Using our fiber optic and satellite-based networks in and between major metropolitan areas of Russia, Ukraine and other countries of the CIS, we provide a range of carrier and operator services including voice and data services to foreign and Russian telecommunications and mobile operators;

•	Consumer Internet Services. Using our fiber optic and satellite-based networks, we provide Internet access to the consumer market and web content offered through a family of Internet portals throughout Russia, Ukraine, Kazakhstan, and Uzbekistan; and

•	Mobile Services. Using our mobile networks in Moscow and in Kiev and Odessa, Ukraine, we provide mobile services with value-added features, such as voicemail, roaming and messaging services on a subscription and prepaid basis.
     We intend, wherever possible, to offer all of our integrated telecommunication services under the Golden Telecom brand, although, some services still carry local brands because of recent acquisitions. Our dial-up Internet services are distributed under the ROL brand in Russia, Kazakhstan and Uzbekistan and under the Svit-On-Line brand in Ukraine. In addition, we offer WiFi services in Moscow under the Golden WiFi brand. We also offer broadband Internet access in Moscow, St. Petersburg, Yaroslavl, Tula, Rostov-on-Don, Saratov, Orenburg, Volgograd and Kaluga under the Corbina Telecom brand.
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
     In 2007, we continued to experience growth in our main lines of business and benefited from strong macro-economic growth in the markets where we operate. Despite being faced with challenges of continued changes in the regulatory and telecommunications environment in Russia and Ukraine, we remained focused on developing our business through organic growth, acquisitions, and the expansion of our services.

Acquisitions
     We continue to pursue consolidation opportunities through selective acquisitions that will allow us to expand our geographical reach, add to our service offerings, and improve our market share while maintaining operational control. Below is the list of our acquisitions, which occurred in 2005, 2006 and 2007. Refer to Note 6 in the financial statements included in Item 8 of this report for more details about acquisitions occurring in 2005, 2006, and 2007.

				Ownership	Purchase
			Date of	interest	price
Company	Location	Activity	acquisition	acquired	(in millions)(1)
2005
Dicom LLC	Moscow	Early-stage wireless broadband enterprise	March 2005	75%	$0.5
Sakhalin Telecom LLC	Far East region of Russia	Fixed line alternative operator	September 2005	60%	5.0
Antel Rascom Ltd.	North West region of Russia	Telecommunications company	October 2005	49%	10.0
ZAO Sochitelecom	Krasnodar region of Russia	Fixed line alternative operator	October 2005	100%	2.1
Antel Rascom Ltd.	North West region of Russia	Telecommunications company	December 2005	5%	1.1

					$18.7

2006
ZAO Tatar Intellectual Communications	Republic of Tatarstan	Internet service provider	March 2006	70%	$4.0
TTK LLC	Ivano-Frankovsk region of Ukraine	Fixed line alternative operator	April 2006	100%	3.8
Kubtelecom LLC	Krasnodar region of Russia	Fixed line alternative operator	June 2006	74%	14.0
Telcom LLC	Nizhny Novgorod	Fixed line alternative operator	August 2006	100%	1.7
ZAO Corus ISP	Ekaterinburg	Internet Services Provider	October 2006	100%	1.2
S-Line LLC	Kiev	Early-stage wireless broadband enterprise	October 2006	75%	7.5

					$32.2

2007
Fortland Limited	Moscow	Early-stage digital video broadcast enterprise	February 2007	65%	$51.7
ZAO Telecommunication Agency	Perm	Fixed line alternative telecommunications operator	April 2007	100%	4.5
ICA Center of Commercial Real Estate LLC	Moscow	Real estate	May 2007	100%	9.8
ZAO Cortec	Moscow	Telecommunications company	May 2007	51%	196.9
ZAO DirectNet	Moscow	Fixed line alternative telecommunications operator	June 2007	100%	1.9
ZAO Satcom Tel	Moscow	Fixed line alternative telecommunications operator	June 2007	100%	0.3
Alcar LLC	Moscow region	WiFi enterprise	June 2007	75%	1.9

				Ownership	Purchase
			Date of	interest	price
Company	Location	Activity	acquisition	acquired	(in millions)
Satel Tsentr LLC	Moscow region	Early stage WiFi enterprise	August 2007	75%	1.9
TeleRoss joint ventures	Different regions of Russia	Fixed line alternative telecommunications operators	August-September 2007	50%	2.5
ZAO Bryansktel	Bryansk	Fixed line alternative telecommunications operator	December 2007	100%	2.2
BryanskIntel LLC	Bryansk	Cable TV and local telephony service provider	December 2007	100%	3.4
New Telecom Technologies LLC	Krasnodar	Provider of integrated telecommunications and Internet services	December 2007	100%	1.3
Skat-7 LLC	Cherepovets	Fixed line alternative telecommunications operator	December 2007	100%	7.5

					$285.8

(1) Including acquisition-related costs and debt assumed
     These acquisitions enabled us to realize new opportunities in Russia and Ukraine, which provided us with strategic and financial benefits associated with a larger customer base and expanded network coverage, increased our access to critical infrastructure, which included last mile infrastructure and digital video broadcast technology, and furthered our consumer markets strategy.
Regulatory Developments
     On January 1, 2004, a new Law on Communications (the “Telecommunications Law”) came into effect in Russia. The Russian government approved in March 2005 new rules for interconnection (the “Interconnection Rules”) that became effective on January 1, 2006. These Interconnection Rules contemplate a new three-layer interconnection system consisting of domestic long distance, international long distance (“DLD/ILD”), zonal, and local operators. Under this structure, end-users have the right to choose a long distance operator, and DLD/ILD operators will be required to have interconnection points in each of the 88 constituent territories of the Russian Federation. In addition, the Telecommunications Law created a universal service fund (“USF”) charge, which became effective on May 3, 2005, calculated as 1.2% of revenue telecommunication services provided to end users. We have incurred approximately $7.0 million in USF charges for year ended December 31, 2007. On December 29, 2006, the Russian President approved amendments to the Telecommunications Law setting forth essential criteria of the USF charge. These amendments became effective on January 1, 2007.
     On May 31, 2005, we received a DLD/ILD license in Russia which is valid until May 31, 2012. We were required under the license to begin providing services and fulfill the network requirements specified in the Interconnection Rules not later than May 31, 2007. On January 16, 2006, we announced that the construction of our Federal Transit Network (“FTN”) was complete in compliance with the Telecommunications Law and our DLD/ILD license. The FTN consists of four international communications transit nodes, seven intercity communications transit nodes deployed in each federal district of Russia, and 88 connection points or FTN access nodes located in each constituent territory of Russia. We have obtained the required governmental permissions for operation of all the international and intercity communications transit nodes that are part of the FTN. On April 28, 2006, all of the 88 connection points were formally commissioned by Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation (the “Russian Ministry of Telecommunications”) that is responsible for the control and the supervision of information technology and communications as well as for commissioning the long distance networks. In March 2007, Russian President Putin signed an order, with an immediate effect, to merge Rossvyaznadzor with Rosokhrankultura, a body which protects culture and supervises media issues. On June 29, 2006, we announced that we have entered into interconnection agreements with all Russian zonal incumbent fixed line telecommunications operators. On December 15, 2006, the Russian Ministry of Telecommunications granted us access codes to operate our FTN. On January 29, 2007, we launched DLD/ILD services using our FTN.
     On March 4, 2006, the Russian President approved amendments to the Telecommunications Law that introduced calling party pays rules (“CPP Rules”). Effective July 1, 2006, under the CPP Rules, generally all incoming calls, on fixed and mobile lines, in Russia are free of charge, and only the fixed line or mobile operators originating the call may charge the customer for the call. Subscribers of fixed line telephones did not pay for incoming calls and, therefore, the CPP Rules will not have an impact on fixed-to-fixed line calls, but the CPP Rules impact the fixed-to-mobile calls as mobile companies traditionally charged for incoming calls in Russia. For the year ended December 31, 2007, we have recorded approximately $84.8 million in additional revenue. However, this increase in revenue was partially offset by approximately $63.8 million in additional cost of revenue due to the introduction of termination charges to mobile networks.
     On September 26, 2007, the Russian Ministry of Telecommunications issued an order that designated an additional 10 pairs of access codes which may be assigned to long-distance operators. This potentially creates conditions for increased competition in the market for domestic and international long-distance services if new access codes are assigned to new operators.
     On October 12, 2007, the Government of the Russian Federation approved amendments to the existing interconnection rules. Under the new rules, mobile operators can transmit all incoming calls to direct mobile numbers from the local fixed line networks through their own zonal networks. Furthermore, the service of interconnection point is no longer considered part of the services of interconnection and therefore will not be charged.
     In March 2006, the Ukrainian government submitted to the Ukrainian Parliament (“Verkhovna Rada”) a draft law introducing a USF charge in Ukraine, calculated as 2% of revenue. In September 2006, this draft law was amended to make a USF charge in Ukraine effective January 1, 2008.
     In April 2006, the National Commission of Communication’s Regulation (“NCCR”) issued a license for GSM-1800 radio frequency to Golden Telecom (Ukraine) (“GTU”), our subsidiary in Ukraine. Currently, GTU provides services in Kiev and Odessa. The new license will enable GTU to offer mobile services in 22 out of the remaining 25 regions of Ukraine that GTU does not currently cover. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 16 out of 22 regions.
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
     Effective January 1, 2007, the NCCR introduced new interconnection settlement rules. During 2006, we paid fixed monthly fees for interconnection lines with other operators. However, under the new rules the settlements will be based on the actual volume of traffic. As a result of these changes, cost of revenue of our local voice services increased, however the negative variance is partially offset by additional revenue stream for the traffic termination to our network.
Other Developments
     Historically, our tariffs have been linked to the United States dollar (“USD”). Since early 2000 the Russian ruble (“RUR”) exchange rate against the USD has become relatively stable and has appreciated in 2005, 2006 and during 2007. In the second and the third quarters of 2006, EDN Sovintel LLC (“Sovintel”) introduced semi-fixed USD – RUR exchange rate for settlements with the majority of its customers. This rate is effective only if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the fixed level. If the RUR depreciates against USD so that the CBR exchange rate exceeds the semi-fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. However, most of our direct competitors continue to link their prices to the USD payable at the CBR exchange rate, so when the RUR appreciates, their prices effectively become lower in the RUR terms in relation with our prices. As a result, if the RUR appreciates against USD so that the CBR exchange rate significantly differs from the fixed level, Sovintel may lower the fixed level in order to respond to the pricing pressure from its competitors. Following the introduction of the semi-fixed USD – RUR exchange rate for settlements with its customers, Sovintel introduced the same exchange rate mechanism for settlements with its employees related to salaries, bonuses and unused vacation accrual effective August 1, 2006.
     In September 2005, we granted stock appreciation rights (“SARs”) to our Chief Executive Officer (“CEO”) with respect to 200,000 shares of our common stock, at a share price which was the closing price of our common stock on the NASDAQ Global Select Market (“NASDAQ”) on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which vests and becomes nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by us until each such relevant date. The SARs become fully vested if there is a change in control, which occurred in February 2008. If, before February 28, 2009 and during the CEO’s period of employment with us, the average closing stock price of one share of our common stock on the NASDAQ, exceeded $50.00 during any thirty day consecutive period, the CEO would be granted SARs for an additional 200,000 shares of our common stock at the CEO Granting Share Price, which SARs would be fully vested upon issuance. On February 3, 2007, our common stock achieved the $50.00 threshold and CEO was granted additional fully vested SARs in respect of 200,000 shares of our common stock. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and we shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     In December 2005, we granted SARs with respect to 851,800 shares of our common stock to senior management and other employees, of which 104,800 were forfeited by employees who resigned during 2006 and 30,600 were forfeited by employees who resigned during 2007. The SARs were granted pursuant to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”) at a share price which is the lower of: (i) the average between the high and low sales price per share of common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of our common stock for the fourteen trading days immediately preceding such date, which was $26.808 (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from December 12, 2005, provided that the employee remains continuously employed by us until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after December 12, 2005, in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted were subject to performance vesting upon our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in our sole discretion. On February 22, 2007, our common stock achieved the $50.00 threshold and the performance vesting SARs became fully vested. The SARs have a contractual term of 5 years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
     In 2006, we granted SARs with respect to 177,000 shares of our common stock to senior management, of which 10,000 were forfeited by a senior manager who resigned during 2006 and 18,000 were forfeited by senior management who resigned during 2007. The SARs were granted pursuant to the 2005 SAR Plan at the weighted-average exercise price of $27.94.
     We established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Equity Plan”) and granted stock options to key employees and members of our the Board of Directors. In April 2007, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an amendment to the Equity Plan to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by our shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. As of December 31, 2007, there were 1,893,350 securities remaining available for future issuance under the Equity Plan.
     On June 27, 2007, the terms of the outstanding SARs issued under the 2005 SAR Plan and the Sovintel SAR Plan were modified to cap the maximum payout to the employee at the closing sales price per share of our common stock on the NASDAQ on June 27, 2007, or $53.80. On June 27, 2007, the participants of the 2005 SAR Plan, the Sovintel SAR Plan, and the SARs granted to the CEO outside of these plans, were granted 829,950 stock options (one stock option for every capped SAR) with essentially the same terms as the capped SARs with the exercise price of $53.80. This new arrangement helped us to minimize potential earnings volatility resulting from movements in the stock price as the costs related to the stock option plan are not subject to revaluation as of the end of each reporting period as were the SARs.
     On June 28, 2007, our Board of Directors approved and we granted 621,870 options to senior management and key employees. Under the terms of the Equity Plan the options were granted at a share price which was the closing sales price per share of the our common stock on the NASDAQ on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by us until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon our common stock achieving an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in our sole discretion. On October 18, 2007, our common stock achieved the $82.15 threshold and the market condition stock options became fully vested. The options have a contractual term of five years and were to be settled in stock only, but in connection with our merger in February 2008, the options were converted into the right to receive $105 in cash less the exercise price. The right to receive cash continue to vest in accordance with their vesting schedule.
     In January 2008, stock options were granted to Corbina’s employees with respect to 3.99% of Corbina’s share capital under the 2007 Corbina Stock Option Plan approved by Corbina’s Board of Directors at the general shareholder’s meeting on December 11, 2007.

     During the fourth quarter of 2006, we revised our estimate of allowance for doubtful accounts to reflect changes in the business, recent historical collections experience and other currently available evidence. The change in accounting estimate increased net income for the year ended December 31, 2006 by approximately $2.4 million, net of tax (equivalent to $0.07 per common share – basic diluted).
     Sovintel was engaged in litigation with a minority shareholder of Kubtelecom LLC (“Kubtelecom”) in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. On December 4, 2006, the first instance court ruled in favor of the minority shareholder. On March 14, 2007, the second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim.  The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court denied the claim. The shareholder apparently failed to meet the deadline of October 18, 2007 to file a new claim with the Supreme Arbitration Court of the Russian Federation. On December 28, 2007, the minority shareholder filed an application of withdrawal from Kubtelecom as of which date the 16.54% share of the minority shareholder were transferred to Kubtelecom by operation of law. Kubtelecom is obligated to pay to the former minority shareholder the value of the share in the amount of approximately $2.3 million not later than June 30, 2008.
     Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of approximately $24.1 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. On April 3, 2007, the first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. On April 28, 2007, the tax inspectorate appealed this decision. On July 16, 2007, the second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. The tax inspectorate appealed this decision in the third instance court. The court hearing of the third instance court held on October 25, 2007 delayed consideration of the case by the third instance court until April 10, 2008. Currently, we do not consider an unfavorable outcome probable for this claim.
     We were engaged in a regulatory dispute with the NCCR over a license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line LLC (“S-Line”), our 75% owned Ukrainian subsidiary.  On April 18, 2007, the first instance court ruled in favor of S-Line obliging the NCCR to re-register the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. On September 11, 2007, the Supreme Administrative Court of Ukraine upheld the decision of the first instance court obliging the NCCR to re-register the license. Following the decision of the Supreme Administrative Court, NCCR took a decision on October 18, 2007 to re-register the license to S-Line and the license was re-registered shortly thereafter.
     In July 2007, we issued 392,988 unregistered shares of common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable because of the shares issued as part of the acquisition of ZAO Cortec and its subsidiaries (“Corbina”).
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
     On December 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VimpelCom Finance B.V. (“Parent”) and Lillian Acquisition, Inc. (“Merger Sub”). Merger Sub commenced a tender offer to purchase, at a price of $105.00 per share in cash without interest (and less any amounts required to be deducted and withheld under any applicable law), any and all outstanding shares of our common stock, par value $0.01 per share (the “Common Stock”) on the terms and subject to the conditions specified in the offer to purchase dated January 18, 2008, as amended (the “Offer to Purchase”) and related letter of transmittal (which, together with any supplements or amendments thereto, collectively constitute the “Offer”). The Offer closed on February 27, 2008 and we became a majority owned subsidiary of Merger Sub.
     On February 28, 2008, we and Merger Sub filed a Certificate of Ownership and Merger pursuant to which the Merger Sub was merged with and into us (the “Merger”). As a result of the Merger, we will continue as the surviving corporation and will be a direct wholly owned subsidiary of Parent and an indirect wholly owned subsidiary of OAO Vimpel Communications (“VimpelCom”).
     As a result of the Merger, we no longer fulfill the numerical listing requirements of the NASDAQ. Accordingly, on February 28, 2008, at our request, NASDAQ filed with the SEC a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25. Pursuant to Rule 12d2-2 under the Exchange Act, the delisting of the Shares from NASDAQ was effective on March 10, 2008 and our reporting obligations under Section 12(b) of the Exchange Act were suspended as of that date. Trading of our Common Stock on NASDAQ ceased as of the close of trading on February 28, 2008. Our Common Stock will be deregistered under Section 12(b) of the Exchange Act no later than ninety (90) days after the date of the Form 25. We also intend to file with the SEC a Certification on Form 15 under the Exchange Act to suspend our remaining reporting obligations under the Exchange Act.
Highlights and Outlook
     Since early 2000 we have witnessed a recovery in the Russian market, but downward pricing pressures persist from increased competition and the global trend toward lower telecommunications tariffs. In 2006 and during 2007, our traffic volume increases exceeded the reduction in tariffs on certain types of voice traffic. This is a contributing factor to the increases in our revenue in 2006 and during 2007. We expect that this trend of year over year increases in traffic volume will continue as long as the Russian economy continues to develop at its current pace. Although our revenue growth is strong, our overall margins continue to be impacted by price increases for services received from monopolistic incumbent operators and competition from other carriers.
     In order to handle additional traffic volumes, to mitigate decline in traffic margins, reduce our unit transmission costs and ensure sufficient capacity to meet the growing demand for data and Internet services, we have expanded and will continue to expand our fiber optic capacity along our heavy traffic and high cost routes. We expect to continue to add additional transmission capacity, which due to its fixed cost nature, can initially lower the margins, however over time will allow us to improve or maintain our margins.
     In October 2006, we launched a rebranding campaign that featured a change in our logo, color scheme and slogan “Achieve more!” The new brand is primarily targeted at retail customers and maintains various products under one “master” brand, driving up general brand recognition and opportunities for cross-selling. Total costs for the campaign were approximately $2.5 million.
     In January 2007, we entered into a lease agreement for STM-64 fiber optic capacity, which provides for the right of use of eight communication channels between Moscow and Stockholm. We took the possession of all eight channels by the end of 2007. This contract enables us to connect our operations between Russia and Sweden. In February 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Ufa to Krasnoyarsk through Ekaterinburg, Chelyabinsk, Tyumen, Omsk and Novosibirsk with an option to upgrade this line to STM-4 capacity. We took the possession of this fiber optic capacity on April 1, 2007. This agreement will enable us to connect our operations in the European part of Russia with our operations in Siberia. In August 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Krasnodar to Sochi and we took the possession of this fiber optic capacity in December 2007. In December 2007, we entered into a lease agreement for STM-1 fiber optic capacity from Vladivostok to Khabarovsk and we plan to take the possession of this fiber optic capacity in the first quarter of 2008. This agreement will enable us to strengthen our market presence in far-eastern part of Russia. In January 2008, we entered into a lease agreement for STM-64 fiber optic capacity, which provides us for the right of use of nine additional communication channels between Moscow and Stockholm. We plan to take the possession of these channels in stages throughout the year 2008.
     We continue to follow our strategy of regional expansion. The project for the construction of the Russian inter-city fiber optic link that was launched in the middle of 2004, continued through the fourth quarter of 2007. To date, we have completed construction of the inter-city fiber optic cable line from Moscow to Ufa through Nizhny Novgorod and Kazan, under a commercial agreement with VimpelCom. In addition, we completed construction of the Oktyabrsky to Samara through Togliatti, Samara to Saratov, and from Samara to Uralsk in northern part of Kazakhstan inter-city fiber optic links. We completed construction of the fiber optic link between Kamensk-Shakhtinsky in the southern part of Russia and Lugansk in the eastern part of Ukraine. To date, we invested approximately $36.4 million in these projects. In September 2006, we entered into an agreement with VimpelCom which allows us to use the fiber optic cable line from Moscow to Krasnodar through Voronezh and Rostov-on-Don constructed by VimpelCom. In 2007, we also entered into agreement with VimpelCom that allows us to use the fiber optical cable line STM-64 from Moscow to Rostov-on-Don, Volgograd, Saratov, Samara, Nizhniy Novgorod and back to Moscow, as well as STM-1 from Tula to Kaluga and STM-1 from Moscow to Yaroslavl. Furthermore, by the second quarter of 2008, we will have the right to use optical cable line STM-4 from Ufa through Ekaterinburg to Chelyabinsk. Additionally, in 2007, we started construction of a fiber optic link from Ufa to Perm, which we plan to complete by the end of the second quarter of 2008. These projects are intended to connect our operations in the European part of Russia to our backbone network, and we plan to invest a total of approximately $39.0 million in these and related backbone projects by the end of 2008.
     In Ukraine, we completed construction of a national fiber optic STM-16 capacity network, connecting 16 regional centers with cross border connections to Hungary and Poland. We completed construction of the fiber optic links from Uzhgorod to Lvov with connection to the Hungarian border, from Lvov to Kiev through Lutsk, Rovno and Zhitomir, and from Kiev to Kharkov through Chernigov and Sumy with connection to the Russian border. This network became operational in the second quarter of 2007.
     The fiber optic cable communication lines are new generation networks that enable us to provide high quality Internet access, data and voice services. Development of our fiber optic network is part of our broadband access rollout strategy. In addition, it allows us to enter the long distance communication market and take advantage of our DLD/ILD license. Introduction of our own fiber optic communication lines, will enable us to optimize and significantly reduce our expenditures associated with the lease of trunk channels from other operators, offer competitive rates on Internet and voice services to the end users in the regions, and maintain traditionally high quality services offered.
     The rapid growth of the telecommunications market in Russia, Ukraine, and the CIS is fueled by macroeconomic growth and the inflow of direct foreign investment. We anticipate that the economic growth in these markets will create additional demand for telecommunications services. Additionally, in line with worldwide trends, we are starting to observe new customer demands for more sophisticated telecommunications and Internet services as well as for other new technologies. We are responding to these customer demands by testing and implementing new technologies such as WiFi, voice over Internet protocol (“VoIP”), Digital Video Broadcast-Terrestrial (“DVB-T”) wireless local loop and high-speed consumer Internet. Such new technologies will remove some of the barriers to access that some of our customers currently face. For example, wireless local loop allows us to connect remote customers to our network by bypassing the incumbents’ wire network and provide higher quality access.
     We continue to seek growth opportunities organically, through selective acquisitions, and through the development of new product lines. Although, our research indicates that the telecommunications services sector in business segments in the Moscow and St. Petersburg markets of fixed telecommunications services will continue to grow, we believe that the bulk of our growth will come from key regional cities. Recent acquisitions gave us a commercial presence in more than 80 cities including 18 out of the 20 largest cities in Russia, which represents, approximately, more than 60% of the total fixed-line telecom market in Russia.
     To minimize the impact of payments to the incumbent operators, we have received licenses to provide zonal services in all the regions of the Russian Federation. During 2006 and 2007, we started construction of zonal networks in 28 regions of the Russian Federation. To date, we have completed construction of zonal networks in 25 regions, including among others Moscow, St. Petersburg, Nizhny Novgorod, Kaliningrad, Samara, Sakhalin, Voronezh, Krasnodar, Krasnoyarsk, Khabarovsk, Primorsky territory, Orel, Sverdlovsk, Leningrad, Tula, Samara, Volgograd and Irkutsk regions. We started to generate revenues and cost savings from the operations of our zonal networks in the third quarter of 2007. Furthermore, we received permissions of use for three zonal transit switches in Tyumen, Volgograd and Bryansk regions in 2007. However, in those regions where we did not complete construction of zonal networks, we will be required to act as an agent for zonal carriers, bill clients for intra-zonal calls and collect payments on behalf of the zonal operators.
     We will continue to align the strategy of each of our business segments with market forces in the countries where we operate. In BCS, our strategy is to maintain and grow our market share through attractive service offerings supported by excellent customer care. We are focused on expanding into the regions as well as the fast growing small and medium enterprises (“SME”) and the small office, home office (“SOHO”) markets. In those cases where the potential SME and SOHO customer is not on our network, our ability to fully benefit from growth in these market segments largely depends on the regulatory situation and our ability to obtain access to the copper networks and other infrastructure of the incumbent operators under reasonable terms and conditions. The acquisition of Corbina significantly increases our presence in the Moscow SME/SOHO telecommunications market. In 2007, we introduced the national “800” toll free phone numbers to our corporate clients and established a 15% market share in Russia within a few weeks of introduction. On December 25, 2007, we opened a new call center in Kaluga to provide outsourcing services to our corporate clients, such as incoming call processing, marketing research, telemarketing, and debt collection services.
     Our recently constructed FTN and receipt of access codes also present new opportunities for growth. Our FTN provides us with a potential customer base of up to 2.2 million businesses, 143 million people, of which 32 million are residential customers, in the 88 Russian regions across all geographic zones in the Russian Federation. This is an increase from our previous extent of coverage which only allowed us to reach 25 regions in Russia with up to 0.3 million businesses and a population of 77.1 million people. We launched our FTN based DLD/ILD services in January 2007, mainly targeting wholesale customers. Moreover, we started to offer DLD/ILD services to corporate customers not directly connected to our network. In March 2007, we started offering DLD/ILD services on a pre-paid basis to residential customers in several regions of Russia. Due to the existing client base, an effective marketing campaign and a highly-skilled and experienced direct and indirect sales force, we captured approximately 26% market share of the total DLD/ILD market in Russia.
     In Carrier and Operator Services, our strategy focuses on partnering with more operators in the regions to enhance our traffic termination capabilities. We have also launched additional value-added products for our carrier partners that strengthen our leading position in the Russian and CIS markets. These new products are designed to offer “best quality” voice and data transport to ensure greater customer loyalty while protecting margins. In December 2007, we signed partnership agreements with leading European Internet exchangers DECIX in Frankfurt and LINX in London. These agreements allow us to get an access to Internet traffic exchange points in Europe and achieve significant cost savings and increase IP traffic of Internet services, provided to our customers. We plan to sign additional partnership agreements with Internet exchangers in Amsterdam and New York in 2008.
     In Consumer Internet Services, we recognize that new technologies are making their way into Russia, Ukraine, and the CIS. We expect that broadband competition and replacement will increase in the future, the dial-up margins will continue to decline over time due to decline in average revenue per subscriber and as a result of the introduction of origination fees. Broadband rollout is a cornerstone of our strategy in Consumer Internet Services segment. We continued to develop our broadband service offerings with deployment of broadband solutions in major cities of Russia, Ukraine, Kazakhstan, and Uzbekistan. We provide broadband services through our broadband networks based on WiFi, Digital Subscriber Line (“DSL”), and fiber-to-the-building (“FTTB”) technologies. The broadband development enables us to offer high quality services such as broadband Internet access and voice over broadband which is packaged with our Aport Internet search engine to offer location-based search services.
     As part of our broadband access strategy, we deployed one of the largest commercial WiFi metropolitan networks in the world. As of March 2008, our WiFi network in Moscow consists of approximately 15,230 WiFi nodes. We offer wireless high-speed Internet connection that covers most of the Moscow’s center, where there is a large concentration of businesses, and many other business areas of the city, which include airports, restaurants, hotels, shopping and entertaining centers. The Golden WiFi network coverage extends potential market from residential clients to business travelers and hotels, restaurants and café (“HORECA”) partners. The HORECA category is represented by our corporate customers that offer free WiFi access to their customers. These corporate clients use the Golden WiFi service to attract customers and create more traffic for their business. Furthermore, Corbina offers unlimited wireless access to its Moscow high-speed Home Internet subscribers as an additional option for a fixed monthly fee, through the Golden WiFi network. On March 1, 2007, we launched commercial operations of our WiFi network in Moscow and on June 22, 2007 in St. Petersburg. As of March 2008, we had approximately 82,290 WiFi service customers in Moscow and St. Petersburg. Further, we plan to provide indoor wireless broadband coverage in the 21 largest metropolitan areas in Russia, which include Nizhny Novgorod, Ekaterinburg, Krasnoyarsk, Sochi, Novosibirsk, Samara, Krasnodar, Vladivostok, Voronezh, Volgograd, Irkutsk, Kemerovo, and Krasnodar. In 2007, we began to provide WiFi indoor service in Ufa, Khabarovsk, Novorossiysk, and Kazan, and as of March 2008, we had approximately 185 customers.
     During 2008, we plan to install 1,900 additional access points to extend our network coverage and enhance the quality of service. By the end of 2008, we expect significant growth in WiFi customer base, in all customer categories, due to increased service availability, higher brand awareness, increase in service quality, branding and customization of client equipment.
     In December 2007, we signed a partnership agreement with WeRoam, a leading wholesale aggregator of public Wireless Local Area Network roaming. The agreement significantly extends WeRoam’s global coverage of public WiFi hotspots through more than 12,700 hotspots of the Golden Telecom WiFi network throughout Russia. Further, WeRoam provides access to over 35,000 worldwide wireless hotspots to Golden Telecom’s WiFi customers. Golden Telecom uses the unique smart client software which identifies the local users and accesses the international WiFi roaming system. Furthermore, this agreement reinforces Golden Telecom’s WiFi project launched in 2007.
     In 2007, we continued the deployment of DSL services in selected regions of Russia and the CIS where we acquired copper “last mile” network. As of March 2008, we had approximately 64,560 customers which subscribe to DSL services in Russia and in the CIS.
     In order to meet the growing demand for broadband services we began to construct FTTB networks in the top 65 cities of Russia with a combined population of 65 million people of which we will target approximately 15.6 million households. As of March 2008, we have approximately 391,265 subscribers connected to our FTTB network. We placed into operation a network in Krasnoyarsk, Nizhny Novgorod, Voronezh, Ekaterinburg, Krasnodar, Samara, Togliatti, Dolgoprudny, Arkhangelsk and Kiev. We started construction in Kaliningrad and plan to complete deployment of FTTB networks in Sochi, Vologda, Cherepovets and Orel by the end of 2008. The acquisition of Corbina strengthened our position in the broadband Internet market. Currently, Corbina’s network covers over 3 million households in Moscow, St. Petersburg, Yaroslavl, Tula, Rostov-on-Don, Saratov, Orenburg, Volgograd and Kaluga. Corbina started construction of networks in Lipetsk and six cities in the Moscow region. Further, Corbina plans to complete the construction of networks in Ivanovo, Kursk, Perm, Tambov, Chelyabinsk and Kostroma by the end of 2008. As of March 2008, Corbina’s active broadband Internet subscriber base consists of approximately 388,550 customers.
     In October 2006, we acquired S-Line, a Ukrainian company with a license for WIMAX frequencies. We plan to roll-out WIMAX network in 26 Ukrainian regions, including Kiev, to realize our broadband Internet strategy in Ukraine. WIMAX technology will be utilized as a last mile solution to provide broadband users with the wireless Internet access. The network transmission will be realized through GTU’s fiber optic and leased backbone channels. In October 2007, S-line resolved all legal issues regarding its WIMAX license and was able to receive the new license. During 2007, S-line installed one radio node in each region of Ukraine to comply with the regulatory requirements. In January 2008, S-line started roll-out of a WIMAX network in Kiev in trial mode, which is expected to be completed by the end of the first quarter of 2008. According to the current Ukrainian legislation, the license must clearly state that the company may use WIMAX technology in conformity with standard 802.16. Therefore, we are in the process of converting the current license to the new one, in conformity with standard 802.16. S-line is expected to apply for license conversion in the second quarter of 2008 after the network roll-out test is completed. The commercial network is expected to be rolled out in the first quarter and tested in the fourth quarter of 2008. The launch of commercial WIMAX services in Kiev and seven other largest Ukrainian cities is currently scheduled for the first quarter of 2009. Broadband Internet service in other regions is expected to be launched in the second, third and fourth quarters of 2009.

     Our Mobile Services line of business allows us to provide additional services to our wireline customers in Moscow and Ukraine. In the future, we expect to follow a marketing strategy aimed at providing fixed-mobile convergent (“FMC”) services to our existing corporate customers.
     In April 2006, the NCCR issued a license for GSM-1800 radio frequency to GTU for an additional 22 out of the remaining 25 regions of Ukraine, which we did not cover. This license provides us with a potential customer base of 38.1 million people, or approximately 81% of the Ukrainian population, compared with our previous coverage of 5.1 million people. Payment of the $5.5 million license fee was made on May 10, 2006. In May 2006, we began using the frequencies and submitted registration documents to UkrChastotNadzor, a Ukrainian governmental body that is responsible for the control and the supervision of the radio frequencies. To date, we have complied with the license requirements related to the use of allocated radio frequencies by launching operations in 16 out of 22 regions. On July 13, 2006, we entered into an agreement with ZAO Ukrainian Radio Systems (“URS”), a subsidiary of VimpelCom, for the provision of roaming services. This agreement enables our mobile customers to use the national roaming services of URS nationwide network. In addition, we plan to provide mobile over broadband services in Ukraine. On October 5, 2006, we announced the commencement of construction of our FMC network in Ukraine. The FMC network combines the advantages of fixed-line and mobile communications and will be the first converging communications network in Ukraine. FMC service will be available to corporate, SME and residential GTU’s customers. FMC will allow customers to utilize one account for fixed and mobile services, receive mobile Internet access, cross-discounts on voice calls, call forward from fixed to mobile phones, voice call continuity services and call hold services. We deployed the FMC network in Kiev and Odessa based on our existing GSM-1800 networks and wireless segments of the FMC network in the Kiev region, Donetsk, Zaporizhzhya, and Ivano-Frankovsk. During the first quarter of 2008, GTU will upgrade its GSM network and core fixed-line telephony network. The network equipment to modernize the core telephony network has been installed and currently in the test process. By the end of the second quarter of 2008, GTU plans to purchase and install the FMC platform to provide the previously discussed value added services. The commercial launch of the FMC project is scheduled for the third quarter of 2008.
     In Russia, Corbina provides mobile services in Moscow via a GSM network. During the second half of 2007, Corbina switched its DAMPS customers onto a GSM network. Corbina offers GSM services in Moscow via a commercial arrangement with VimpelCom. As of March 2008, Corbina’s high-usage mobile subscriber base is approximately 24,550 customers.
     The Corbina acquisition enabled us to offer quadric-play products to the mass market. We bundled broadband Internet access, VoIP, Internet protocol television, and mobile virtual network based services into one offering. In June 2007, we started to offer in trial mode Voice-over-WiFi services in Moscow. In July 2007, Corbina launched the IPTV service in trial mode. The IPTV technology is based on a Microsoft platform and allows greater flexibility for features such as interactive screen with video-on-demand, pay-per-view and other value added services. Bundling of products will help us to attract new consumers, and provide new solutions and options to current customers.
     The acquisition of Fortland Limited (“Fortland”) enhances our broadband expansion strategy and will enable us to expand into the media market. Kolangon-Optim LLC (“Kolangon”) holds licenses and frequencies to provide digital television services in Moscow and St. Petersburg. We also applied for licenses in other major cities of Russia. These licenses will be used to broadcast digital television channels with a higher quality of picture and to provide pay-per-view services using the DVB-T standard in MPEG-4 coding. The combination of access to DVB-T technology with our wide geographical presence across Russia will provide us with a potential market of up to 14 million households in 34 major Russian cities including Moscow and Saint Petersburg with a population of approximately 41 million people. The Fortland acquisition will enable us to deliver approximately 50 pay digital TV and video-on-demand channels. We are currently working on the acquisition and installation of network equipment on the Oktod and Ostankino towers in Moscow. We plan to begin deployment of DVB-T transmitters in the second half of 2008 in order to start broadcasting in the first half of 2009. We plan to consider cooperation with one of the leading Russian media companies to ensure availability of the high quality content for our television services.
     In addition, we are in process of implementing an enterprise resource planning system, which will help us to transform and harmonize our business processes, mitigate business risks related to fast growth and support easier and more efficient maintenance of the IT environment.
Critical Accounting Estimates
     Accounting estimates are an integral part of the financial statements and require the use of assumptions, estimates and judgments which are the responsibility of management. Management makes estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisors with relevant knowledge and experience. Certain accounting estimates are particularly sensitive because of their significance to the financial statements, the possibility that future events affecting them may significantly differ from management’s current judgment and due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. We believe the following items represent such particularly sensitive accounting estimates:

     Revenue recognition. We recognize operating revenues as services are rendered or as products are delivered to customers and installed. Under multiple-delivery contracts, involving a combination of product delivery, installation and maintenance, connection and service fees, revenues are recognized based on the relative fair value of the respective amounts. Elements are grouped if they are inseparable or objective evidence of fair value does not exist. Certain revenues, such as connection and installation fees, are deferred. We also defer direct incremental costs related to connection fees, not exceeding the revenue deferred. Deferred revenues are subsequently recognized over the estimated average customer lives, which are reassessed by us on annual basis, and such reassessment may impact our future operating results. The assessment is based on customer churn rates, structured by groups of subscribers’ contracts and business segments, in which we operate. The estimated life of a customer is currently five years in the BCS division and Operator and Carrier Services division, and did not change significantly over several periods of time. We accrue reserves for credit notes to be issued to our customers in the case of incorrect or late billing, which are reviewed on a regular basis depending on the past experience of issuing credit notes over years. In determining the recording of revenue, estimates and assumptions are required in assessing the expected conversion of the revenue streams to cash collected. We recognize DLD/ILD and zonal revenues from local operators net of payments to these operators for interconnection and agency fees because local operators establish end-user tariffs and assume credit risk.
     Allowance for doubtful accounts. The allowance estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Any changes in the underlying assumptions of recoverability of accounts receivable by respective aging group or certain specific accounts that are excluded from the specific and general allowances could have a material effect on our current and future results of operations. We assess the adequacy of our allowance for doubtful accounts each year. In particular, we have certain amounts due to and from subsidiaries of a European telecommunications operator, which is currently subject to bankruptcy proceedings. The ultimate resolution of this matter will be affected by a number of factors including the determination of legal obligations of each party, the course of the bankruptcy proceedings, and the enforceability of any determinations. We have recognized provisions based on our preliminary estimate of net exposure on the resolution of these receivables and payables. If our assessment proves to be incorrect we may have to recognize an additional provision of up to $2.5 million, net of tax, although management believes that the possibility of such an adverse outcome is remote. In the fourth quarter of 2007, we decreased the allowance for doubtful accounts for $0.7 million due to increased cash collection and implementation of efficient incentive schemes for the sales department, which resulted in improvement of debt recovery. We believe that the allowance for doubtful accounts is adequate to cover estimated losses in our accounts receivable balances under current conditions.
     Long-lived asset cost recovery. Long-lived assets primarily consist of property and equipment and intangibles, comprise a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform periodic internal studies using five-year business plans to confirm the appropriateness of estimated economic useful lives for each category of current property and equipment. Additionally, long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in setting useful lives and testing for recoverability of our long-lived assets, require the exercise of management’s judgment and estimation based on certain assumptions concerning the expected life of any asset and expected future cash flows from the use of an asset.
     Goodwill and assessment of impairment; commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we perform goodwill impairment testing annually as of October 1 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and it includes determination of the reporting units, allocation of goodwill to the reporting units and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2007, we concluded that for all reporting units the fair value is in excess of the respective carrying amounts.
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
     Tax provisions. In the course of preparing financial statements in accordance with US GAAP, we record potential taxes other than income tax loss provisions under the guidelines of SFAS No. 5, “Accounting for Contingencies”. In general SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably estimable. On January 1, 2007, we adopted Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. The adoption of FIN No. 48 resulted in the cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2007 of $8.5 million. For a detailed discussion of FIN No. 48 application, see Item 8 “Financial Statements and Supplementary Data”, Note 2 to our audited consolidated financial statements. In addition, we record other deferred tax provisions under the guidelines of SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required to determine when such provisions should be recorded, and when facts and circumstances change, when such provisions should be released.

     Business combinations. SFAS No. 141, “Business Combinations”, requires us to recognize the share in the assets of businesses acquired and respective liabilities assumed based on their fair values. Our estimates of the fair value of the identified intangible assets of businesses acquired are based on our expectations of future results of operations of such businesses.
     Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R to account for Share Based Payments. Under SFAS No. 123R, we are required to calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted or, if the number of shares to be issued or the exercise price is unknown, re-measured at each reporting date and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The fair value of a SAR is estimated using the Monte Carlo simulation-based valuation model that incorporates the assumptions of the stock volatility, risk-free interest rates, dividend yield, employee exercise patterns and forfeiture rates.
Recent Accounting Pronouncements
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Effective Date of FASB Statement No 157"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our financial position or results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our financial position or results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.
Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03 (“EITF No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 become effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have any effect on our consolidated financial position or results of operations.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115". This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our financial consolidated financial position or results of operations.
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations Under SFAS No. 141R, an acquired entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect

SFAS No. 141R to have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the consolidated financial position, results of operations and cash flows.
Results of Operations
     The results of our four business segments from the operations of our consolidated entities combined with the non-consolidated entities where we are actively involved in the day-to-day management, are shown in Note 16 “Segment Information — Line of Business Data” to our audited consolidated financial statements. In addition, revenue and costs from related parties are shown in Note 15 “Related Party Transactions”.
     The discussion of our results of operations is organized as follows:
•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2007, compared to the Consolidated Results of Operations for the Year Ended December 31, 2006

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2007, compared to Consolidated Financial Position at December 31, 2006

•	Consolidated Results. Consolidated Results of Operations for the Year Ended December 31, 2006, compared to the Consolidated Results of Operations for the Year Ended December 31, 2005

•	Consolidated Financial Position. Consolidated Financial Position at December 31, 2006, compared to Consolidated Financial Position at December 31, 2005
Consolidated Results — Consolidated Results of Operations for the Year Ended December 31, 2007, Compared to the Consolidated Results of Operations for the Year Ended December 31, 2006
Revenue
     Our revenue increased by 51% to $1,292.9 million for the year ended December 31, 2007 from $854.6 million for the year ended December 31, 2006. The significant increase in revenues reflects the continued growth of our BCS segment and Carrier and Operator Services segment. In addition, the increase in our revenues when comparing the years ended December 31, 2006 and 2007 was partially due to the fact that a significant part of our revenue is denominated in the RUR. We estimate that the appreciation of the RUR against the USD resulted in an approximate 8.0% increase in our revenues when comparing the periods ended December 31, 2006 and 2007.
     The breakdown of revenue by business segments was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Year	For the Year
	Ended December 31, 2006	Ended December 31, 2007
	(in millions)
REVENUE
Business and Corporate Services	$487.2	$718.1
Carrier and Operator Services	309.1	479.6
Consumer Internet Services	48.7	77.1
Mobile Services	9.6	18.1

TOTAL REVENUE	$854.6	$1,292.9

     The breakdown of revenue by geographic regions was as follows:

	Consolidated Revenue	Consolidated Revenue
	For the Year	For the Year
	Ended December 31, 2006	Ended December 31, 2007
	(in millions)
REVENUE
Moscow	$535.6	$863.2
Northwest region of Russia	79.6	113.8
Other regions of Russia and CIS	185.9	269.7
Ukraine	82.3	105.3
Eliminations	(28.8)	(59.1)

TOTAL REVENUE	$854.6	$1,292.9
     Business and Corporate Services. Revenue from BCS segment increased by 47% to $718.1 million for the year ended December 31, 2007 from $487.2 million for the year ended December 31, 2006. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions are the main factors that contributed in the increase of revenue in this line of business. Our total number of contracts in this line of business increased from 253,133 on December 31, 2006, to 508,904 on December 31, 2007, an increase of 101%.
     Revenue from the BCS division of Sovintel increased by 42% to $561.3 million for the year ended December 31, 2007 from $395.8 million for the year ended December 31, 2006. BCS voice revenue increased by approximately $93.3 million due to an increase in international voice traffic of approximately 24 million minutes and domestic and zonal traffic of approximately 737 million minutes and increase in the average international traffic rate of 28% to $0.46 per minute for the year ended December 31, 2007 from $0.36 per minute for the year ended December 31, 2006. Data revenue increased by $25.5 million due to increased number of connected channels to 26,316 on December 31, 2007 from 14,739 on December 31, 2006. This increase was partially offset by a decrease of monthly fee per channel from $482 to $371, which constitutes approximately 93% of total data revenue. Internet revenue increased by $38.2 million due to increased number of Internet accesses to 23,366 on December 31, 2007 from 14,004 on December 31, 2006. The effect of increased Internet accesses was partially offset by a decline of Internet access monthly fee from $556 to $487. In 2007, Sovintel recorded approximately $46.7 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by $106.8 million, or 37%, to $399.3 million in 2007 from $292.5 million in 2006. This was due to increased voice minutes and number of channels. The percentage of Moscow BCS revenue of total Sovintel BCS revenue continued to decrease from approximately 74% in 2006 to approximately 71% of Sovintel’s total BCS revenue in 2007. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Additionally, we experienced a decrease in the competitive pressures affecting rates. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users.
     Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)
BCS Moscow customer statistics on December 31:	2006	2007	% Change
Total clients	23,456	25,202	7%
Business centers	920	1,041	13%
Trade centers	94	133	41%
Hotels	53	58	9%
Direct inward dialing lines	138,000	146,230	6%
Ethernet / Metropolitan Ethernet Network connections	2,652	2,810	6%
High speed Internet active contracts	976	1,742	78%
     Sovintel regional BCS revenue increased by 57% to $162.1 million in 2007 from $103.3 million in 2006. The increase in revenue was due to increased voice minutes and number of channels. As a percentage of total Sovintel BCS revenue, regional BCS revenue increased from approximately 26% in 2006 to approximately 29% of Sovintel’s total BCS revenue in 2007. Sovintel regional BCS business continues to grow as we assist our customers in developing their businesses in Russian regions outside of Moscow.
     Revenue from our regional Russian entities significantly contributed to overall BCS growth and increased by 63% to $84.8 million for the year ended December 31, 2007, from $51.9 million for the year ended December 31, 2006. The main factors of increased revenue were growth of international and zonal traffic as well as an increase in number of Internet accesses.
     Revenue from the BCS division of GTU increased by 20% to $59.7 million for the year ended December 31, 2007, from $49.8 million for the year ended December 31, 2006. This increase in revenue was due to a 29% increase in long-distance minutes of use resulting from a 45% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 24% decrease in the average minutes of use per line per month due to more residential, SMEs, and regional customers in the client base with lower usage of traffic and a 17% decrease in average recurring revenue per line due to a decrease in tariffs for international destinations.

Total number of contracts in this line of business increased from 26,824 on December 31, 2006, to 42,215 on December 31, 2007, an increase of 57%. Additionally, data and Internet revenue increased by approximately $3.1 million due to an increase in the number of new ports and circuits connected and growth in the number of ADSL ports.
     Our acquisition strategy also contributed to the overall BCS growth in 2007. Our revenue increased by approximately $36.9 million due to the acquisition of Corbina in May 2007. Our regional acquisition strategy has also enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
     Carrier and Operator Services. Revenue from Carrier and Operator Services increased by 55% to $479.6 million for the year ended December 31, 2007, from $309.1 million for the year ended December 31, 2006. Our total number of contracts in this line of business grew by 78% to 4,251 as of December 31, 2007, from 2,388 as of December 31, 2006.
     Carrier and Operator Services revenue of Sovintel increased by 59% to $444.4 million for the year ended December 31, 2007, from $279.5 million for the year ended December 31, 2006. Volume of international, domestic and zonal traffic significantly increased in 2007. International traffic rate increased from $0.09 per minute in 2006 to $0.095 per minute in 2007. Domestic traffic rate also increased from $0.03 per minute in 2006 to $0.06 per minute. In 2007, we experienced a significant increase in Internet revenue, which was 42% from $19.3 million in 2006 to $27.5 million in 2007 mainly as a result of introduction of the subscription fee per interconnect Internet access and an increase of monthly fees, partly offset by continuing decrease of installation fees per Internet access. During 2007 Sovintel recorded approximately $34.7 million of additional revenue related to the introduction of CPP. We expect that our revenues in this line of business will continue to increase in future periods as we expand our termination capabilities and continue to develop our network.
     Revenues from Carrier and Operator Services of our regional entities increased by 40% to $43.1 million for the year ended December 31, 2007, from $30.7 million for the year ended December 31, 2006. The increase is mainly explained by the growth in zonal and local traffic and the number of connected channels.
     Revenue for the Carrier and Operator Services division of GTU increased by 71% to $36.7 million for the year ended December 31, 2007, from $21.5 million for the year ended December 31, 2006. Voice revenue increased due to a 247% increase in incoming international minutes of use and a 155% increase in carriers’ minutes of use, in particular, increase in transit traffic from MTS, KyivStar and other local carriers. The increase was partly offset by a decrease in average revenue per minute of use for carriers’ traffic by 50%.
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 58% to $77.1 million for the year ended December 31, 2007, from $48.7 million for the year ended December 31, 2006. Consumer Internet Services revenue increased by approximately $37.7 million due to the acquisition of Corbina in May 2007. Corbina provides subscribers with broadband Internet and WiFi services using our Golden WiFi network. The number of active broadband Internet subscribers of Corbina (“Homenet”) increased from 157,245 at May 31, 2007 to 282,376 at the December 31, 2007. The average revenue per user of Homenet during 2007 was approximately $24.21 per month. Our revenue from consumer dial-up Internet in Sovintel decreased by approximately $9.7 million between 2007 and 2006. The average revenue per dial-up Internet subscriber decreased from $6.68 per month for the year ended December 31, 2006, to approximately $5.70 per month for the year ended December 31, 2007, the number of dial-up Internet subscribers decreased from 401,098 at December 31, 2006, to 233,504 at December 31, 2007. The consumer Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. Offsetting the decrease in dial-up revenue was increase in other consumer Internet products, such as consumer broadband Internet via FTTB or WiFi products. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
     Mobile Services. Revenue from Mobile Services increased by 89% to $18.1 million for the year ended December 31, 2007, from $9.6 million for the year ended December 31, 2006. The consolidated mobile revenue increased by approximately $11.5 million due to the acquisition of Corbina in 2007. The decline in revenue, in GTU, was primarily due to increased competition in the Ukrainian mobile market, lack of network coverage and the restrictions on national roaming services, which has led to significant churn of high usage contract subscribers. Total base of active subscribers decreased from 48,448 at December 31, 2006, to 36,565 at December 31, 2007. During 2007, the average revenue per active subscriber decreased by 7% from approximately $17.13 per month to approximately $15.89 per month primarily due to decreases subscription fees and traffic.

Expenses
     The following table shows our principal expenses for the years ended December 31, 2007 and December 31, 2006:

	Consolidated Expenses	Consolidated Expenses
	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2007
	(in millions)
COST OF REVENUE
Business and Corporate Services	$213.4	$318.9
Carrier and Operator Services	218.4	356.6
Consumer Internet Services	37.4	55.1
Mobile Services	5.2	9.6
Corporate	—	1.2
TOTAL COST OF REVENUE	474.4	741.4
Selling, general and administrative	152.8	241.9
Depreciation and amortization	100.2	140.3
Equity in earnings of ventures	(1.9)	(1.0)
Gain on sale of MCT Corp.	—	(41.3)
Interest income	(1.2)	(4.3)
Interest expense	0.6	13.1
Foreign currency (gain)/ loss	(1.7)	(15.7)
Minority interest	4.8	7.6
Provision for income taxes	40.4	58.3
Cumulative effect of a change in accounting principle, net of tax	$0.7	$—
Cost of Revenue
     Our cost of revenue increased by 56% to $741.4 million for the year ended December 31, 2007 from $474.4 million for the year ended December 31, 2006.
     Business and Corporate Services. Cost of revenue from BCS increased by 49% to $318.9 million, or 44% of revenue, for the year ended December 31, 2007 from $213.4 million, or 44% of revenue, for the year ended December 31, 2006.
     Cost of revenue for the BCS division of Sovintel increased by 42% to $246.1 million, or 44% of revenue, for the year ended December 31, 2007, from $173.9 million, or 44% of revenue, for the year ended December 31, 2006. The increase in costs is in line with traffic revenue growth in 2007, which resulted in an increase of traffic termination costs and rent cost of channels. The increase of traffic volume was partly offset by a decrease of traffic settlement effective long-distance rate from $0.037 per minute in 2006 to $0.035 per minute in 2007. Total traffic settlement costs increased from $27.0 million in 2006 to $62.0 million in 2007, channels’ costs grew from $64.0 million in 2006 to $81.0 million. In 2007, Sovintel recorded approximately $18.8 million of additional costs related to the introduction of CPP.
     Cost of revenue for the BCS division of other regional Russian entities increased by $12.9 million or, 54% of revenue, to $37.0 million for the year ended December 31, 2007 from $24.1 million for the year ended December 31, 2006. The increase is mostly caused by traffic settlement growth.
     Cost of revenue for the BCS division of GTU increased by 22% to $26.2 million, or 44% of revenue, for the year ended December 31, 2007, from $21.4 million, or 43% of revenue, for the year ended December 31, 2006. The increase in costs was caused by an increase in traffic volume and number of connections. In addition, settlement rates for local traffic were introduced in January 2007. Monthly fees for interconnect with Ukrtelecom were replaced by settlement rates.
     BCS cost of revenue increased by approximately $18.4 million due to the acquisition of Corbina in May 2007.
     Carrier and Operator Services. Cost of revenue from Carrier and Operator Services increased by 63% to $356.6 million, or 74% of revenue, for the year ended December 31, 2007, from $218.4 million, or 71% of revenue, for the year ended December 31, 2006. We continued to observe pressure on our operating margins in this line of business, which is attributed to competition and to a change in our traffic mix.
     Cost of revenue for the Carrier and Operator Services division of Sovintel increased by 68% to $349.1 million, or 79% of revenue, for the year ended December 31, 2007, from $207.8 million, or 74% of revenue, for the year ended December 31, 2006. The increase in costs is due to increased interconnect costs as a result of our own network expansion and zonal voice network deployment. Moreover, traffic settlement effective long-distance rate increased from $0.039 per minute in 2006 to $0.046 per minute in 2007. Total traffic settlement costs increased from $143.0 million in 2006 to $274.0 million in 2007, channels’ costs grew from $19.0 million in

2006 to $23.0 million in 2007. In 2007, Sovintel recorded approximately $32.6 million of additional costs related to the introduction of CPP.
     Cost of revenue for the Carrier and Operator Services division of other regional Russian entities increased by $9.4 million or 57%, to $25.7 million for the year ended December 31, 2007, from $16.4 million for the year ended December 31, 2006. The increase is mostly caused by traffic settlement growth.
     Cost of revenue for the Carrier and Operator Services division of GTU increased to $28.4 million, or 77% of revenue for the year ended December 31, 2007, from $14.8 million, or 69% of revenue for the year ended December 31, 2006. The cost behavior is in line with the revenue growth, which is a result of significant growth in international traffic volume.
     Consumer Internet Services. Cost of revenue from Consumer Internet Services increased by 47% to $55.1 million, or 71% of revenue, for the year ended December 31, 2007, from $37.4 million, or 77% of revenue, for the year ended December 31, 2006. Consumer Internet Services cost of revenue increased by approximately $16.6 million due to the acquisition of Corbina in May 2007.
     Mobile Services. Cost of revenue from Mobile Services increased by 85% to $9.6 million, or 53% of revenue for the year ended December 31, 2007, from $5.2 million, or 54% of revenue for the year ended December 31, 2006. Mobile Services cost of revenue increased by approximately $3.0 million due to the acquisition of Corbina in May 2007.
Gross Margin
     Our consolidated gross margin was $551.5 million, or 43% of our revenue for the year ended December 31, 2007, compared to $380.2 million, or 44% for the year ended December 31, 2006.
     Business and Corporate Services. Gross margin from BCS division was $399.2 million, or 56% of our revenue for the year ended December 31, 2007, compared to $273.8 million, or 56% of our revenue for the year ended December 2006. We continue to maintain robust gross margins in this line of business due to the continued demand for high-volume and high-margin services from our customers.
     Carrier and Operator Services. Gross margin from Carrier and Operator Services was $123.0 million, or 26% of our revenue for the year ended December 31, 2007, compared to $90.7, or 29% of our revenue for the year ended December 31, 2006. The decrease in gross margin percentage of revenue is primarily due to the impact on Sovintel of increased volume of lower margin traffic and continuing pressure on our margin in this line of business from our competitors.
     Consumer Internet Services. Gross margin from Consumer Internet Services was $22.0 million, or 29% of our revenue for the year ended December 31, 2007, compared to $11.3, or 23% of our revenue for the year ended December 31, 2006. The improvement of gross margin in this segment resulted from the acquisition of Corbina in 2007, which offers consumer broadband Internet service with a high gross margin. The effect of an increase in gross margin percentage was partly offset by a decline of dial-up business activity, which had negative gross margin in 2007.
     Mobile Services. Gross margin from Mobile Services was $8.5 million, or 47% of our revenue for the year ended December 31, 2007, compared to $4.4 million, or 46% of our revenue for the year ended December 31, 2006. The increase was caused by high gross margin of mobile services from Corbina.
Selling, General and Administrative
     Our consolidated selling, general and administrative expenses increased by 58% to $241.9 million, or 19% of revenue, for the year ended December 31, 2007, from $152.8 million, or 18% of revenue, for the year ended December 31, 2006. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $54.0 million, primarily due to a $9.0 million charge recorded in 2007 related to our employee stock option plans, and a 139% increase in consolidated headcount, and ongoing salary increases. Consulting and legal fees increased by $8.8 million primarily due to expenses related to the Merger as previously discussed and for professional services, including audit and audit related fees and tax compliance. Rent expense increased by approximately $6.4 million due to an increase of rental rates and rent of additional premises. The increase of our selling, general and administrative expenses included the effect of the acquisition of Corbina in 2007 in the amount of approximately $27.6 million. The remaining $19.9 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.
Depreciation and Amortization
     Our depreciation and amortization expenses increased by 40% to $140.3 million for the year ended December 31, 2007, from $100.2 million for the year ended December 31, 2006. Depreciation expense increased by $34.3 million, or 43%, primarily due to depreciation on capital expenditures to further develop our network. Amortization expense also increased by $5.7 million, or 27%, primarily due to amortization on intangible assets arising from acquisitions consummated in 2006 and 2007.
Income from Operations
     Our consolidated income from operations was $169.3 million, or 13% of our revenue for the year ended December 31, 2007, compared to $127.2 million, or 15% for the year ended December 31, 2006.
     Business and Corporate Services. Income from operations from BCS division was $188.0 million, or 26% of our revenue for the year ended December 31, 2007, compared to $125.5 million, or 26% of our revenue for the year ended December 31, 2006.
     Carrier and Operator Services. Income from operations from Carrier and Operator Services was $43.4 million, or 9% of our revenue for the year ended December 31, 2007, compared to $28.0 million, or 9% of our revenue for the year ended December 31, 2006. The decrease in income from operations as a percentage of revenue is due to growth of lower margin traffic.
     Consumer Internet Services. Loss from operations from Consumer Internet Services was $25.4 million for the year ended December 31, 2007, compared to $8.0 million for the year ended December 31, 2006 due to continued decline in dial-up business activity that has not been covered yet by an increase in WiFi and FTTB operations. Furthermore, the impact of decline in dial-up subscribers has not resulted in corresponding decline of costs, which are more fixed in nature.
     Mobile Services. Income from operations from Mobile Services was $2.0 million for the year ended December 31, 2007, compared to $0.7 million for the year ended December 31, 2006 and increased due to the acquisition of Corbina.
Gain on Sale of MCT Corp.
     In July 2007, GMS sold its 22.8% stake in MCT, following the acquisition of MCT by TeliaSonera Acquisition Corp. We recorded gain on sale of the investment in the amount of $41.3 million in the consolidated income statement for the year ended December 31, 2007.
Interest Expense
     Our interest expense was $13.1 for the year ended December 31, 2007, compared to $0.6 million for the year ended December 31, 2006. The increase in interest expense is mainly due to borrowings under the $275.0 million credit facility with Citibank, which we entered into in January 2007.
Foreign Currency Gain
     Our foreign currency gain was $15.7 million for the year ended December 31, 2007, compared with $1.7 million for the year ended December 31, 2006. The increase in foreign currency gain is due to the significant appreciation of the RUR against the USD in 2007, which resulted in the generation of foreign currency gain on our USD denominated financial liabilities. Changes in the amounts of USD denominated net monetary assets of our Russian subsidiaries also contributed to the increase in foreign currency gain.
Minority Interest
     Our minority interest was $7.6 million for the year ended December 31, 2007, compared to $4.8 million for the year ended December 31, 2006. Minority interest in our earnings increased due to an increase in earnings and consolidation of recently acquired entities where our ownership interest is less than 100%.
Provision for Income Taxes
     Our charge for income taxes was $58.3 million for the year ended December 31, 2007, compared to $40.4 million for the year ended December 31, 2006. Our effective tax rate was 27% for the year ended December 31, 2007, down from 31% for the year ended December 31, 2006. The decrease in our effective tax rate is primarily due to the zero tax effect on the gain of $41.3 million from the sale of MCT.
Net Income and Net Income per Share
     Our net income for the year ended December 31, 2007 was $152.6 million, compared to a net income of $85.5 million for the year ended December 31, 2006.

     Our net income per share of common stock increased to $3.93 for the year ended December 31, 2007, compared to a net income per share of $2.34 for the year ended December 31, 2006. The increase in net income per share of common stock was due to the increase in net income, offset by an increase in the number of weighted average shares to 38,798,371 in the year ended December 31, 2007, compared to 36,591,097 in the year ended December 31, 2006. The increase in outstanding shares was a direct result of the issuance of shares as a consideration for the Corbina acquisition, shares issued to Rostelecom and the employee stock option exercises.
     Our net income per share of common stock on a fully diluted basis increased to $3.91 for the year ended December 31, 2007, compared to a net income per common share of $2.33 for the year ended December 31, 2006. The increase in net income per share of common stock on a fully diluted basis was due to the increase in net income, offset by an increase in the number of weighted average shares assuming dilution to 39,033,953 the year ended December 31, 2007, compared to 36,716,600 the year ended December 31, 2006.
Consolidated Financial Position — Significant Changes in Consolidated Financial Position at December 31, 2007, compared to Consolidated Financial Position at December 31, 2006
Cash and Cash Equivalents
     Cash and cash equivalents increased by $56.4 million from $18.4 million at December 31, 2006 to $74.8 million at December 31, 2007, primarily as a result of increased operating cash flow during the year ended December 31, 2007 and borrowings under the credit facility with Citibank, which we entered into in January 2007.
Accounts Receivable
     Accounts receivable increased by $56.2 million from $147.7 million at December 31, 2006, to $203.9 million at December 31, 2007, primarily as a result of the acquisition of Corbina, increased revenue and the changes in the settlements with local operators.
Property and Equipment
     Property and equipment increased by $427.2 million from $552.3 million at December 31, 2006 to $979.5 million at December 31, 2007, as a result of increased investments in telecommunication equipment to build out our regional network, partly offset by an increase of accumulated depreciation of $135.8 million on existing property and equipment.
Goodwill
     Goodwill increased by $131.0 million from $180.5 million at December 31, 2006 to $311.5 million at December 31, 2007, as a result of acquisitions, completed in 2007.
Intangible Assets
     Our intangible assets increased by $133.1 million from $116.5 million at December 31, 2006, to $249.6 million at December 31, 2007, primarily as a result of additional intangible assets recorded upon the acquisition of Fortland and Corbina, partly offset by increased accumulated amortization of $33.3 million on existing intangible assets of our consolidated subsidiaries.
Long-Term Debt
     Long-term debt increased by $225.2 million from $0.03 million at December 31, 2006 to $225.2 million at December 31, 2007, as a result of borrowed funds under the credit facility with Citibank. As of December 31, 2007, we had $225.0 million outstanding under this credit facility.
Minority Interest
     Our minority interest increased by $62.9 million from $31.3 million at December 31, 2006, to $94.2 million at December 31, 2007, due to an increase of minority interest in earnings of consolidated subsidiaries for the year ended December 31, 2007, and consolidation of Fortland and Corbina, which were acquired in 2007, where our ownership interest is 65% and 51%, respectively.
Stockholders’ Equity
     Shareholders’ equity increased by $397.9 million from $817.2 million at December 31, 2006, to $1,215.1 million at December 31, 2007, as a result of a $142.1 million share issuance for the Corbina acquisition, our net income of $152.6 million in the year ended December 31, 2007, and a $70.7 million increase in accumulated other comprehensive income, partly offset by an $8.5 million impact of adoption of FIN No. 48 recorded as the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. Also, shareholders’ equity increased by $20.4 million due to the purchase of shares by Rostelecom.
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
     Business and Corporate Services. Revenue from Business and Corporate Services increased by 26% to $487.2 million for the year ended December 31, 2006 from $387.4 million for the year ended December 31, 2005. Macro-economic growth in Russia, Ukraine, and the CIS and continuing demand for our telecommunications solutions are the main factors that contributed in the increase of revenue in this line of business. Our total number of contracts in this line of business increased from 184,206 on December 31, 2005, to 253,133 on December 31, 2006, an increase of 37%.
     Revenue from the BCS division of Sovintel increased by 24% to $395.8 million for the year ended December 31, 2006, from $318.0 million for the year ended December 31, 2005. Sovintel BCS revenue increased by approximately $12.7 million in 2006 due to the introduction of the semi-fixed USD-RUR exchange rate for settlements with the majority of its customers. In 2006, Sovintel recorded approximately $14.6 million of additional revenue related to the introduction of CPP. BCS revenue in Moscow, our largest market, increased by $46.4 million, or 19%, to $292.5 million in 2006 from $246.1 million in 2005. However, as a percentage of total Sovintel BCS revenue, Moscow decreased from approximately 77% in 2005 to approximately 74% of Sovintel’s total BCS revenue in 2006. This decrease is the result of the expansion of Sovintel’s BCS business in the Russian regions. Our BCS Moscow voice revenue continues to grow as we expand our client base and comprises over half of our total BCS revenue in that market. Additionally, we experienced a decrease in the competitive pressures affecting rates. In 2006, BCS Moscow revenue from data and Internet services grew significantly not only due to an increase in our customer base, but also due to increased business from existing customers. We expect our revenue from BCS Moscow to continue to grow as we continue to experience significant investment in the Moscow commercial real-estate market. Our ongoing relationships with Moscow real-estate developers should enable us to continue to grow the number of trade and business centers where we provide services to end users. Furthermore, we have implemented a key account program in Moscow to protect our relationships with our largest clients and to foster cross selling. Additionally, we expect demand for call center and data center services to continue to demonstrate strong growth in Moscow. Our revenue from call centers and data centers increased by approximately $3.4 million, or 180%, from years 2005 to 2006. These services now account for approximately $7.7 million in revenue in BCS Sovintel. Refer to the table below for key operating statistics for BCS Moscow.

(in whole numbers)
BCS Moscow customer statistics on December 31:	2005	2006	% Change
Total clients	23,013	23,456	2%
Business centers	791	920	16%
Trade centers	68	94	38%
Hotels	48	53	10%
Direct inward dialing lines	127,000	138,000	9%
Ethernet / Metropolitan Ethernet Network connections	1,708	2,652	55%
High speed Internet active contracts	485	976	101%
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
     Revenue from the BCS division of GTU increased by 24% to $49.8 million for the year ended December 31, 2006, from $40.1 million for the year ended December 31, 2005. This increase in revenue was due to a 21% increase in the minutes of use resulting from a 53% increase in the number of serviced voice lines. Partly offsetting these increasing factors was a 1% decrease in the average rate per minute of use per line per month due to more residential, SMEs, and regional customers in the client base, and traffic migration to mobile networks. In 2005, GTU began providing voice services to residential customers and had approximately 9,370 residential customers as of December 31, 2006, and 4,648 as of December 31, 2005. GTU expects revenue from residential customers to increase in the future as it expands its network to reach more residential buildings in Ukraine. Additionally, data and Internet revenue increased by approximately $4.5 million due to increase in the number of ports in service.
     Our acquisition strategy also contributed to the overall BCS growth in 2006. Our revenue increased by approximately $5.3 million due to the acquisitions of Sakhalin Telecom LLC (“Sakhalin Telecom”) and ZAO Sochitelecom (“Sochitelecom”) in 2005 and by $4.5 million due to the acquisitions of ZAO Tatar Intellectual Communications (“Tatintelcom”), TTK LLC (“TTK”), Kubtelecom and Telcom LLC (“Telcom”)in 2006. Our regional acquisition strategy has enabled us to increase our access to last mile infrastructure, thus enabling us to expand our corporate client base.
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
     Consumer Internet Services. Revenue from Consumer Internet Services increased by 9% to $48.7 million for the year ended December 31, 2006, from $44.5 million for the year ended December 31, 2005. Consumer Internet Services revenue increased by approximately $2.5 million due to the acquisitions of Sakhalin Telecom and Sochitelecom in 2005, and by $0.5 million due to the acquisitions of Kubtelecom and ZAO Corus ISP (“Corus”) in 2006. Our revenue from consumer dial-up Internet decreased by approximately $1.3 million from years 2005 to 2006. The average revenue per dial-up Internet subscriber decreased from $6.85 per month for the year ended December 31, 2005, to approximately $6.68 per month for the year ended December 31, 2006, the number of dial-up Internet subscribers decreased from 422,480 at December 31, 2005, to 401,098 at December 31, 2006. The demographics of our dial-up subscriber base continue to change as we add regional subscribers and lose subscribers in Moscow. The consumer

Internet market in Moscow has become more competitive due to the increasing availability of other Internet access technologies. Offsetting the decrease in dial-up revenue was a $5.5 million increase in other consumer Internet products, such as consumer broadband, primarily from customers outside of Moscow. We anticipate that our revenue from consumer broadband will increase as we embark on our broadband access rollout. Our current and past base of dial-up Internet subscribers in Moscow and throughout Russia will allow us to specifically target subscribers that currently use or have previously used our Internet services.
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
Expenses
     The following table shows our principal expenses for the years ended December 31, 2006 and December 31, 2005:

	Consolidated Expenses	Consolidated Expenses
	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2006
	(in millions)
COST OF REVENUE
Business and Corporate Services	$165.7	$213.4
Carrier and Operator Services	145.7	218.4
Consumer Internet Services	29.9	37.4
Mobile Services	6.2	5.2

TOTAL COST OF REVENUE	347.5	474.4
Selling, general and administrative	119.9	152.8
Depreciation and amortization	84.0	100.2
Equity in earnings of ventures	(0.4)	(1.9)
Interest income	(2.3)	(1.2)
Interest expense	0.6	0.6
Foreign currency (gain) loss	1.2	(1.7)
Minority interest	3.0	4.8
Provision for income taxes	37.8	40.4
Cumulative effect of a change in accounting principle, net of tax	$—	$0.7
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
     Consumer Internet Services cost of revenue increased by approximately $1.8 million due to the acquisitions of Dicom LLC, Sakhalin Telecom and Sochitelecom in 2005, and by $0.3 million due to the acquisitions of Kubtelecom and Corus in 2006.
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
Selling, General and Administrative
     Our selling, general and administrative expenses increased by 27% to $152.8 million, or 18% of revenue, for the year ended December 31, 2006, from $119.9 million, or 18% of revenue, for the year ended December 31, 2005. Ongoing employee related costs such as salaries, bonuses, insurance and other benefits increased by approximately $28.7 million, or 54%, primarily due to a $18.0 million charge recorded in 2006 related to our SARs plans, a $2.0 million additional charge recorded in 2006 related to introduction of fixed USD-RUR exchange rate for payroll related costs, and a 16% increase in consolidated headcount, increased executive officer costs, and ongoing salary increases. In the fourth quarter of 2006, we reversed a $2.6 million liability with a former shareholder because of the expiration of the statute of limitations. Additionally, in 2005, we reversed a $1.4 million accrued liability related to estimated payroll taxes recorded upon the acquisition of one of our Russian subsidiaries. Furthermore, in 2005, we recorded a $1.1 million charge for the revision of our estimate for unused vacation. Bad debt expense decreased by approximately $3.8 million compared to the year ended December 31, 2005, mainly due to the revision of our estimate for allowance for doubtful accounts. Taxes, other than income taxes, increased by $3.1 million between years due to an increase in property taxes and non-recoverable VAT. Our advertising costs increased by $5.3 million due to intensified marketing campaign of our new products and rebranding. The remaining $1.9 million net increase is the result of other selling, general and administrative expenses increasing in line with the growth in our business.

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
Income Taxes
     Our effective rate of income tax differs from the US statutory rate due to the impact of the following factors: (1) different income tax rates and regulations apply in the countries where we operate; (2) expenses that are non-deductible on the income tax return; (3) write-offs of certain assets that are not deductible for tax purposes; and (4) changes in the valuation allowance for deferred tax assets. We currently have deferred tax assets arising from deductible temporary differences in our non-US subsidiaries. Due to the continued profitability of these subsidiaries, we anticipate that these deferred tax assets will be realized through deduction against future taxable income. We also have deferred tax assets related to net operating loss carry-forwards and deductible temporary differences for US federal income tax purposes. We have recorded a full valuation allowance against these deferred tax assets due to our assessment of sources of future taxable income in the US. We have also recorded a deferred tax asset related to net operating loss carry-forwards for Cyprus tax purposes. However, we have recorded a full valuation allowance since we do not anticipate recognizing taxable income in our Cyprus entity in the foreseeable future.

Liquidity and Capital Resources
     The following table shows our cash flows for the years ended December 31, 2007, and December 31, 2006:

	Consolidated Cash Flows	Consolidated Cash Flows
	For the Year	For the Year
	Ended December 31, 2006	Ended December 31,2007
	(in millions)
CASH FLOWS
Provided by operating activities	$160.7	$196.7
Used in investing activities	(201.1)	(373.9)
Provided by (used in) financing activities	(9.8)	232.0
Effect of exchange rate changes	1.4	1.6

Net increase (decrease) in cash and cash equivalents	$(48.8)	$56.4
     Our cash and cash equivalents was $74.8 million and $18.4 million as of December 31, 2007 and December 31, 2006, respectively.
     Net cash provided by our operating activities increased by $36.0 million to $196.7 million for the year ended December 31, 2007, from $160.7 million for the year ended December 31, 2006. This increase in net cash inflows from operating activities for the year ended December 31, 2007 is mainly due to a growth in revenue and operating income and the faster collections from our customers.
     During the year ended December 31, 2007, we received approximately $1,241.6 million in cash from our customers for services and we paid approximately $988.5 million to suppliers and employees. During the year ended December 31, 2006, we received approximately $802.1 million in cash from our customers for services and we paid approximately $598.5 million to suppliers and employees.
     We used cash of $373.9 million for investing activities for the year ended December 31, 2007 and $201.1 million for the year ended December 31 2006 which were principally attributable to building our telecommunications networks and acquisitions. Network investing activities for the year ended December 31, 2007 are primarily related to purchases of telecommunication equipment and included cash paid for capital expenditures principally attributable to the construction of our telecommunications network in the regions. The majority of network investing activities related to the construction of last mile access, the inter-city fiber optic network and network upgrades as a result of increased customer connections.
     We used cash of $132.1 million for the year ended December 31, 2007, for the acquisition of Kolangon, ZAO Telecommunication Agency, ICA Center of Commercial Real Estate LLC, Corbina, ZAO DirectNet, ZAO Satcomtel, Alcar LLC, Satel Tsentr LLC, TeleRoss joint ventures, ZAO Bryansk Tel, BryanskIntel LLC, NTT LLC, and Skat-7 LLC. We used cash of $26.8 million for the year ended December 31, 2006, for the acquisition of Tatintelcom, TTK, Kubtelecom, Telcom, S-Line and Corus.
     In July 2007, we sold our minority share in MCT, a company operating mobile networks in Uzbekistan, Tajikistan and Afghanistan. Our 22.8% stake in MCT was sold to TeliaSonera for cash consideration of $41.3 million.
     We paid no dividends during the year ended December 31, 2007. We paid dividends of $22.0 million to shareholders during the year ended December 31, 2006.
     We received $20.4 million in cash from Rostelecom, which exercised its non dilution rights under the existing shareholders agreement and acquired 392,988 newly issued shares in a transaction exempt from registration.
     We had working capital of $77.7 million as of December 31, 2007 and $42.8 million as of December 31, 2006. Our working capital ratio (current assets divided by current liabilities) was 1.24 as of December 31, 2007 and 1.23 as of December 31, 2006. We believe that our working capital is sufficient to meet our requirements.
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
     In February 2007, we entered into a five year lease agreement STM-1 fiber optic capacity from Ufa to Krasnoyarsk. The lease has a term of five years and total payments of $9.8 million. We took possession of this STM-1 fiber optic capacity beginning April 1, 2007. In conjunction with this transaction, we also entered into agreement whereby we agreed to provide a loan of $9.8 million to the lessor. During the year ended December, 31 2007, we disbursed $9.8 million to the lessor under the loan agreement. The loan matures in 2012 and carries interest at a rate of 9% per annum.
     In July 2006, GTU entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). The credit facility extended through March 31, 2008. As of December 31, 2007, GTU had outstanding $2.2 million under this credit facility. The credit facility carries interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 2% for the loans denominated in USD and at prevailing bank’s offered rate plus a margin of 2% for the loans denominated in Ukrainian Hryvna (equivalent to approximately 14%, on average for loans outstanding, at December 31, 2007). The credit facility requires GTU to maintain accounts with Calyon in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In September 2006, Sovintel entered into a 90 day short term, revolving, credit facility for up to $15.0 million with ZAO Citibank. As of December 31, 2007, Sovintel had borrowed $14.7 million under this credit facility. The credit facility carries interest of 8% per annum. The credit facility requires Sovintel to maintain accounts with ZAO Citibank in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to Sovintel’s accounts with ZAO Citibank in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.
     In January 2007, we entered into a five-year term Facility Agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which we, GTS Finance, Inc., our wholly-owned subsidiary, and Sovintel may borrow up to an aggregate of $275.0 million. The credit facility carries interest at a rate equal to LIBOR plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter (equivalent to approximately 6.5% at December 31, 2007). Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on us related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires us to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of December, 31 2007, we had the ability to borrow up to $50.0 million under the Facility Agreement. During the year ended December 31, 2007, we paid approximately $3.9 million of origination fees to the lead arrangers.
     We are exposed to market risk from changes in interest rates. We use derivative financial instruments to manage our interest rate risks.
     In October 2007, we entered into a three-year Interest Rate Swap agreement with Citibank, N.A. London Branch, to reduce the volatility of cash flows in the interest payments for variable-rate debt. Pursuant to the agreement, we will exchange interest payments on a regular basis, we will pay a fixed rate equal to 4.355% in the event the fixed rate is equal to no greater than 5.4%, and otherwise we shall pay LIBOR floating rate. We will receive interest payments, based on the floating rate, from Citibank, N.A. London Branch.
     Our credit ratings as of March 17, 2008 are as follows:

Credit Rating Agency	Rating	Outlook
Standard & Poor’s	BB+	Stable
Moody’s	Ba3	Stable
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
     In addition, as the surviving corporation in the Merger as previously discussed, we assumed Merger Sub’s obligations under an Unsecured Loan Agreement for up to $4.15 billion, dated February 15, 2008, by and between VimpelCom and Merger Sub (the “$4.15 Billion Loan Agreement”) and the Amended and Restated Unsecured Loan Agreement for up to $41.4 million, dated December 21, 2007, between Merger Sub and VimpelCom (the “$41.4 Million Loan Agreement” and, together with the $4.15 Billion Loan Agreement, the “Intercompany Loan Agreements”). In connection with our assumption of Merger Sub’s obligations under the Intercompany Loan Agreements, on February 28, 2008, we entered into a Subordination Deed (the “Subordination Agreement”) with VimpelCom and Citibank International plc as agent, pursuant to which the Intercompany Loan Agreements have been subordinated to our obligations under the Facility Agreement. The Subordination Agreement includes a provision that gives VimpelCom the right, at any time or from time to time and on such terms as it may choose, to convert all or part of our obligations to VimpelCom, including under the Intercompany Loan Agreements, into equity capital.
     Subject to the Subordination Agreement, the Intercompany Loan Agreements provide for VimpelCom to make advances of funds to Merger Sub in an aggregate amount up to approximately $4.20 billion. As of the time of the consummation of the Merger, Merger Sub had borrowed approximately $3.84 billion under the Intercompany Loan Agreement. Amounts advanced under the $4.15 Billion

Loan Agreement and $41.1 Million Loan Agreement accrue interest at a rate of three percent (3%) per annum and six percent (6%) per annum, respectively. Each advance under the Intercompany Loan Agreements becomes due and payable, together with accrued interest on the amount of such advance, no later than six months from the date of such advance. The Intercompany Loan Agreements contain customary representations and warranties and events of default customary for VimpelCom intercompany loan agreements. Subject to the Subordination Agreement, payment of outstanding amounts due under the Intercompany Loan Agreements may be accelerated by VimpelCom upon an event of default.
     In connection with the Merger, we incurred an investment banking fee of approximately $15.2 million and made change of control payments of approximately $3.8 million.
Inflation
     In 2006, Sovintel introduced semi-fixed USD–RUR exchange rate for settlements with the majority of its customers. Following the introduction of the semi-fixed USD–RUR exchange rate for settlements with its customers, Sovintel introduced the same exchange rate mechanism for settlements with its employees related to salaries, bonuses and unused vacation accrual. Majority of our costs are denominated in RUR and sensitive to rises in the general price level in Russia. Moreover, in 2005, 2006 and 2007, the RUR appreciated in nominal terms against the USD, which combined with the rate of inflation in Russia, resulted in a real appreciation of the RUR against the USD. We would expect inflation-driven increases in these costs to put pressure on our margins. While we could seek to raise our tariffs to compensate for such increase in costs, competitive pressures may not permit increases that are sufficient to preserve operating margins.
     According to Russian government estimates, inflation in Russia was 11% in 2005, 9% in 2006 and 12% in 2007. The Russian government expects inflation to be approximately 9% to 12% in 2008. The inflation in Ukraine was 10% in 2005, 9% in 2006 and 17% in 2007.
Contractual Obligations
     As of December 31, 2007, we had the following contractual obligations, including long-term debt arrangements, capital leases, and commitments for future payments under non-cancelable lease arrangements and purchase obligations:

	Payments Due by Period (3)
	(in thousands)
		Less
		than 1	1 – 3	4 - 5
	Total	year	years	years	Thereafter
Long-term debt	$262,071	$14,804	$231,827	$15,440	$—
Capital lease obligations	13,296	4,050	8,518	728	—
Non-cancelable lease obligations	58,637	23,649	29,246	5,524	218
Purchase obligations (1)	138,757	109,319	24,077	5,109	252
Other long-term liabilities (2)	3,673	—	3,673	—	—

Total	$476,434	$151,822	$297,341	$26,801	$470

(1)	Purchase obligations primarily include our contractual legal obligations for the future purchase of equipment, interconnect, and satellite transponder capacity.

(2)	Other long-term liabilities primarily include obligations related to the SARs we have granted.

(3)	Amounts include interest.

(4)	FIN No. 48 liabilities of $18.9 million are excluded from the Contractual Obligations table because we are not able to make a reasonable reliable estimate of the period of cash settlement with the respective taxing authority.

Special Note Regarding Forward Looking
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this document, including, without limitation, those concerning (i) future acquisitions and capital expenditures including our strategy of regional expansion; (ii) projected traffic volumes and other growth indicators; (iii) anticipated revenues and expenses; (iv) our competitive environment; (v) our plans to continue to develop our businesses to create a uniform service platform (vi) our intention to offer our services under the Golden Telecom brand; (vii) our business and growth strategy, including our strategy to develop into residential markets; (viii) our intentions to expand our fiber optic capacity, broadband capacity, including rollout of our FTTB network in the Top-65 cities of Russia and Ukraine, and add transmission capacity; (ix) our intention to offer VoIP services; (x) our plans to migrate our products and services to a new generation network; (xi) our plans to expand into the media market; (xii) our intention to continue to use the assets of recently acquired companies in the manner such assets were previously used; (xiii) our plans to continue to deploy the FMC network and launch FMC services; (xiv) the deployment of our FTN and the effect of such deployment, (xv) the impact of critical accounting policies, (xvi) expectations regarding delisting from NASDAQ and deregistration from the SEC; (xvii) plans to cooperate with VimpelCom; and (xviii) the political, regulatory and financial situation in the markets in which we operate, including macroeconomic growth, the inflow of direct foreign investment and the effect of the Telecommunications Law and its supporting regulations, are forward-looking and concern the Company’s projected operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. It is important to note that such statements involve risks and uncertainties and that actual results may differ materially from those expressed or implied by such forward-looking statements. Among the key factors that have a direct bearing on the Company’s results of operations, economic performance and financial condition are the commercial and execution risks associated with implementing the Company’s business plan, including our assessment of additional provisions, our ability to effectively deploy our FTN, our ability to develop our fiber optic, broadband and DSL strategies, including developing FTTB and VoIP services, our ability to deploy and integrate the technology necessary to migrate to a new generation network, our ability to offer services under our DLD/ILD and compete with others offering the same services, that we are not able to anticipate and realize on anticipated synergies or in the manner expected, our ability to delist from NASDAQ and to deregister from the SEC, our ability to move into the media market and offer new services in that area, our ability to develop a FMC network in Ukraine and expand our mobile service offerings, our ability to integrate recently acquired companies into our operations, and the political, economic and legal environment in the markets in which the Company operates, including the impact of the new Telecommunications Law and its supporting regulations, increasing competitiveness in the telecommunications and Internet-related businesses that may limit growth opportunities, and increased and intense downward price pressures on some of the services that we offer. These and other factors are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
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
     We have shifted a substantial majority of our expenditures from USD to RUR. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the USD, RUR held in banks and other RUR denominated assets and liabilities could fluctuate in line with any change in the value of the RUR. Prior to July 2006, changes in the value of our RUR denominated monetary assets and liabilities resulted in foreign currency gains or losses in our income statement. However, effective July 1, 2006 we determined that the functional currency of our subsidiaries domiciled in Russia is the RUR. Therefore, the financial statements of these subsidiaries are translated into USD using the current rate method and translation gains and losses are no longer included in net income, but are instead included as part of other comprehensive income.
     We can, however, provide no assurance that these measures will adequately protect us from the impact of currency fluctuations. A substantial decline in the value of the RUR against the USD could materially adversely affect our results of operations.
     Our cash and cash equivalents are held largely in interest bearing accounts in USD, RUR and Ukrainian Hryvna. The book values of such accounts at December 31, 2007 and 2006 approximate their fair value.
     At December 31, 2007 we were exposed to market risk related to fluctuations in interest rates on the $275.0 million Facility Agreement. We entered into an interest rate swap agreement with Citibank, N.A. London Branch, effective from October 26, 2007 through October 26, 2010. Pursuant to the agreement, we will exchange interest payments on a regular basis and pay a fixed rate equal to 4.355% in the event the London Interbank Offered Rate (“LIBOR”) is equal to no greater than 5.4%, and otherwise we shall pay the LIBOR floating rate. We will receive interest payments based on the floating rate from Citibank, N.A London Branch. We are required to mark to market the fair value of the derivative instrument at the end of each reporting period which may result in significant fluctuations in our earnings and financial condition. The loss of $3.0 million, recorded for the period ended December 31, 2007, reflects the change in fair value of the derivative instrument between inception and reporting dates. This change was primarily due to the fact that the swap variable interest rate is tied to forward the LIBOR rates. The derivative instrument was not designated as a hedge as of December 31, 2007.
     The following table provides information (in thousands) about our cash equivalents, debt obligations that are sensitive to changes in interest rates and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The net fair value liability represents the amount we would pay if we had exited the interest rate swap agreement as of December 31, 2007.

							2007	2006	Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Total	Value
Cash equivalents	$74,799	$—	$—	$—	$—	$—	$74,799	$18,413	$—

Note receivable	$22,458	$21,140	$19,699	$3,504	$—	$—	$23,629	$2,879	$—
Average interest rate	8.6%	8.5%	8.5%	9.0%	—	—	8.6%	9.8%	—

Long-term debt, including current portion
Variable rate	$225,000	$155,790	$86,580	$17,370	$—	$—	$242,839	$12,305	$—
Average interest rate	5.69%	5.03%	6.04%	6.02%	—	—	6.85%	10.5%	—

Interest Rate Swaps:
Variable to Fixed	$225,000	$155,790	$—	$—	$—	$—	$225,000	—	$(3,060)
Average pay rate	4.4%	4.4%	4.4%	—	—	—	4.4%	—	—
Average receive rate	4.5%	3.8%	4.0%	—	—	—	4.1%	—	—
     The following table provides information about our financial instruments by local currency and where applicable, presents such information in USD equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including foreign currency denominated debt obligations.

								2007	2006
	2008	2009	20010	2011	2012		Thereafter	Total	Total
Assets
Current assets
Russian rubles	$278,917	$—	$—	$—		$—	$—	$278,917	$122,644
Closing foreign currency exchange rate	24.55	—	—	—		—	—	—	—

Ukrainian Hryvna	$21,544	$—	$—	$—	$		$—	$21,544	$11,068
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$2,597	$—	$—	$—		$—	$—	$2,597	$1,652
Closing foreign currency exchange rate	120.3	—	—	—		—	—	—	—

Uzbekistan Soom	$3,060	$—	$—	$—		$—	$—	$3,060	$1,948
Closing foreign currency exchange rate	1,290	—	—	—		—	—	—	—

Liabilities
Current liabilities
Russian rubles	$102,047	$—	$—	$—		$—	$—	$102,047	$27,961
Closing foreign currency exchange rate	24.55	—	—	—		—	—	—	—

Ukrainian Hryvna	$20,026	$—	$—	$—		$—	$—	$20,026	$15,192
Closing foreign currency exchange rate	5.05	—	—	—		—	—	—	—

Kazakhstan Tenge	$418	$—	$—	$—		$—	$—	$418	$35
Closing foreign currency exchange rate	120.3	—	—	—		—	—	—	—

Uzbekistan Soom	$484	$—	$—	$—		$—	$—	$484	$184
Closing foreign currency exchange rate	1,290	—	—	—		—	—	—	—
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
GOLDEN TELECOM, INC.
Years Ended December 31, 2005, 2006 and 2007
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited the accompanying consolidated balance sheets of Golden Telecom, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Telecom, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109; and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion thereon.
/s/ ERNST & YOUNG LLC
Moscow, Russia
March 17, 2008

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,413	$74,799
Accounts receivable, net of allowance for doubtful accounts of $25,224 and $26,952 at December 31, 2006 and 2007, respectively	147,719	203,875
VAT receivable	21,486	43,099
Prepaid expenses	11,371	18,112
Taxes receivable, excluding VAT	6,466	2,820
Notes receivable	379	1,171
Deferred tax asset	11,098	31,627
Inventory	7,682	13,109
Due from affiliates and related parties	1,227	1,591
Other current assets	5,564	10,233

TOTAL CURRENT ASSETS	231,405	400,436

Property and equipment:
Telecommunications equipment	707,431	1,083,862
Telecommunications network held under capital leases	23,867	53,795
Furniture, fixtures and equipment	50,217	75,566
Construction in progress	103,190	209,656
Other property	20,401	45,175

	905,106	1,468,054
Accumulated depreciation	(352,765)	(488,556)

Net property and equipment	552,341	979,498
Goodwill and intangible assets:
Goodwill	180,539	311,482
Telecommunications service contracts	69,983	69,802
Contract-based customer relationships	13,526	27,543
Licenses	22,653	108,509
Brand name	—	32,296
Other intangible assets	10,383	11,435

Net goodwill and intangible assets	297,084	561,067
Investments in and advances to ventures	11,886	15,430
Notes receivable	2,500	22,458
Restricted cash	233	—
Other non-current assets	11,741	20,002

TOTAL ASSETS	$1,107,190	$1,998,891

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2006	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,058	$256,617
VAT Payable	2,725	7,872
Current capital lease obligations	753	3,180
Debt maturing within one year	12,305	17,680
Deferred revenue	21,634	30,502
Due to related parties	4,505	6,771
Liability for acquisition	378	—
Other current liabilities	233	95

TOTAL CURRENT LIABILITIES	188,591	322,717

Long-term debt, less current portion	29	225,159
Long-term deferred tax liability	29,268	77,468
Long-term deferred revenue	36,951	52,506
Long-term capital lease obligations	1,591	8,129
Other non-current liabilities	2,321	3,673

TOTAL LIABILITIES	258,751	689,652

Minority interest	31,263	94,177

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and 2007)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 36,673,015 and 40,373,891 shares issued and outstanding at December 31, 2006 and 2007, respectively)	367	404
Additional paid-in capital	674,993	857,989
Retained earnings	66,744	210,855
Accumulated other comprehensive income	75,072	145,814

TOTAL SHAREHOLDERS’ EQUITY	817,176	1,215,062

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,107,190	$1,998,891

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2006	2007
REVENUE:
Telecommunication services	$662,742	$846,740	$1,281,572
Revenue from related parties	4,637	7,877	11,327

TOTAL REVENUE	667,379	854,617	1,292,899

OPERATING COSTS AND EXPENSES:
Access and network services (excluding depreciation and amortization)	347,532	474,389	741,361
Selling, general and administrative (excluding depreciation and amortization)	119,890	152,808	241,916
Depreciation and amortization	84,015	100,209	140,258

TOTAL OPERATING EXPENSES	551,437	727,406	1,123,535

INCOME FROM OPERATIONS	115,942	127,211	169,364

OTHER INCOME (EXPENSE):
Equity in earnings of ventures	460	1,867	1,010
Gain on sale of MCT Corp.	—	—	41,283
Interest income	2,295	1,211	4,349
Interest expense	(618)	(580)	(13,138)
Foreign currency gain (loss)	(1,212)	1,697	15,652

TOTAL OTHER INCOME	925	4,195	49,156

Income before minority interest and income taxes	116,867	131,406	218,520

Minority interest	2,978	4,808	7,610
Income taxes	37,816	40,417	58,311

Income before cumulative effect of a change in accounting principle	76,073	86,181	152,599
Cumulative effect of a change in accounting principle, net of tax of $52	—	681	—

NET INCOME	$76,073	$85,500	$152,599

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$2.09	$2.36	$3.93
Cumulative effect of a change in accounting principle	—	0.02	—

Net income per share – basic	$2.09	$2.34	$3.93

Weighted average common shares outstanding – basic	36,378	36,591	38,798

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$2.08	$2.35	$3.91
Cumulative effect of a change in accounting principle	—	0.02	—

Net income per share – diluted	$2.08	$2.33	$3.91

Weighted average common shares outstanding – diluted	36,605	36,717	39,034

Cash dividends per share	$0.80	$0.60	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2005	2006	2007
OPERATING ACTIVITIES
Net income	$76,073	$85,500	$152,599
Adjustments to reconcile net income to Net Cash Provided by Operating Activities:
Depreciation	65,329	79,219	113,528
Amortization	18,686	20,990	26,730
Equity in earnings of ventures	(460)	(1,867)	(1,010)
Minority interest	2,978	4,808	7,610
Gain on sale of MCT Corp.	—	—	(41,283)
Foreign currency (gain) loss	1,212	(1,697)	(15,652)
Deferred tax benefit	(3,815)	(3,825)	(18,038)
Bad debt expense	7,967	4,128	5,277
Stock based compensation expense	—	19,475	29,048
Cumulative effect of a change in accounting principle, net of tax of $52	—	681	—
Other	1,223	52	4,349
Changes in assets and liabilities:
Accounts receivable	(10,316)	(55,960)	(35,339)
Accounts payable and accrued expenses	4,295	27,730	(27,749)
VAT, net	(88)	(13,800)	(8,001)
Other assets and liabilities	11,222	(4,665)	4,616

NET CASH PROVIDED BY OPERATING ACTIVITIES	174,306	160,769	196,685

INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	(118,170)	(175,598)	(268,581)
Acquisitions, net of cash acquired	(18,085)	(26,778)	(132,074)
Restricted cash	446	333	233
Proceeds from sale of MCT Corp.	—	—	41,283
Loans made	—	(5,906)	(21,962)
Other investing	2,743	6,830	7,183

NET CASH USED IN INVESTING ACTIVITIES	(133,066)	(201,119)	(373,918)

FINANCING ACTIVITIES
Repayments of debt	(253)	(643)	(86,888)
Proceeds from debt	—	11,621	305,360
Contribution from minority partner	3,840	—	—
Net proceeds from exercise of employee stock options	1,435	3,154	3,282
Issuance of common stock	—	—	20,416
Cash dividends paid	(29,119)	(21,951)	—
Capital lease obligations	(3,210)	(1,954)	(10,173)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,307)	(9,773)	231,997

Effect of exchange rate changes on cash and cash equivalents	(456)	1,360	1,622

Net increase (decrease) in cash and cash equivalents	13,477	(48,763)	56,386
Cash and cash equivalents at beginning of year	53,699	67,176	18,413

CASH AND CASH EQUIVALENTS AT END OF YEAR	$67,176	$18,413	$74,799

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2006, and 2007
(In Thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-In	Equity	(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Compensation	Deficit)	Income	Equity
Balance at December 31, 2004	36,322	$363	$669,777	$—	$(43,759)	$—	$626,381
Issuance of restricted shares	27	1	771	(772)	—	—	—
Compensation expense	—	—	—	317	—	—	317
Exercise of employee stock options	109	1	1,450	—	—	—	1,451
Cash dividends paid	—	—	—	—	(29,119)	—	(29,119)
Net income	—	—	—	—	76,073	—	76,073

Balance at December 31, 2005	36,458	$365	$671,998	$(455)	$3,195	$—	$675,103
Adoption of SFAS 123R – adjustment to remove unearned compensation	—	—	(455)	455	—	—	—
Cancellation of restricted shares	(8)	—	—	—	—	—	—
Issuance of restricted shares	8	—	—	—	—	—	—
Compensation expense	—	—	298	—	—	—	298
Exercise of employee stock options	215	2	3,152	—	—	—	3,154
Cash dividends paid	—	—	—	—	(21,951)	—	(21,951)
Comprehensive income:
Foreign currency translation adjustment, net of tax of $2,181	—	—	—	—	—	75,072	75,072
Net income	—	—	—	—	85,500	—	85,500

Comprehensive income	—	—	—	—	—	—	160,572

Balance at December 31, 2006	36,673	$367	$674,993	$—	$66,744	$75,072	$817,176
Issuance of restricted shares	8	—	—	—	—	—	—
Compensation expense	—	—	17,205	—	—	—	17,205
Exercise of employee stock options	107	1	3,281	—	—	—	3,282
Issuance of shares to Inure	3,193	32	142,098	—	—	—	142,130
Issuance of shares to Rostelecom	393	4	20,412	—	—	—	20,416
Adoption of FIN No. 48	—	—	—	—	(8,488)	—	(8,488)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	70,742	70,742
Net income	—	—	—	—	152,599	—	152,599

Comprehensive income	—	—	—	—	—	—	223,341

Balance at December 31, 2007	40,374	$404	$857,989	$—	$210,855	$145,814	$1,215,062

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Business Operations
     Golden Telecom, Inc. (“GTI” or the “Company”) is a leading facilities-based provider of integrated telecommunication and Internet services in major population centers throughout Russia and other countries of the Commonwealth of Independent States (“CIS”). The Company offers voice, data and Internet services to corporations, operators and consumers using its metropolitan overlay network in major cities throughout Russia, Ukraine, Kazakhstan, and Uzbekistan, and via intercity fiber optic and satellite-based networks, including approximately 295 combined access points in Russia and other countries of the CIS. The Company offers mobile services in Moscow and Kiev and Odessa in Ukraine. GTI was incorporated in Delaware on June 10, 1999 for the purpose of acting as a holding company for Global TeleSystems, Inc.’s (“GTS”) operating entities within the CIS and supporting non-CIS holding companies (the “CIS Entities”). On September 29, 1999, GTS transferred its ownership rights in the CIS Entities to the Company in anticipation of the Company’s initial public offering which closed on October 5, 1999.
Note 2: Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Principles of Consolidation
     Wholly-owned and majority owned ventures where the Company has operating and financial control are consolidated. All significant inter-company accounts and transactions are eliminated upon consolidation. Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.
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
Income Taxes
     The Company accounts for income taxes using the liability method required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements, as well as the expected tax benefits of net operating loss carryforwards which are expected to be realized. Additionally SFAS No. 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company does not provide for deferred taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are intended to be reinvested in those operations permanently. In the case of non-consolidated entities, where the Company’s partner requests that a dividend be paid, the amounts are not expected to have a material impact on the Company’s income tax liability. It is not practical to determine the amount of unrecognized deferred tax liability for such reinvested earnings.
Accounting from Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007, of approximately $8.5 million. As of December 31, 2007, the Company included accruals for unrecognized income tax benefits totaling approximately $18.9 million as a component of accrued liabilities.
     A reconciliation of the beginning and ending amount of unrecognized income tax benefit is as follows:

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)
Balance at January 1, 2007, excluding interest and penalties	$5,270
Additions based on tax positions related to the current year (including additions related to the acquisition of ZAO Cortec in May 2007 of $2,450)	7,951
Additions of tax positions of prior years (including additions related to the acquisition of ZAO Cortec in May 2007 of $6,136)	6,328
Reductions of tax positions of prior years	(4,506)
Settlements	(1,412)

Balance at December 31, 2007, excluding interest and penalties	$13,631

     Approximately $15.3 million of unrecognized income tax benefits, including interest and penalties of approximately $5.3 million, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $2.0 million of the unrecognized income tax benefit will be reversed within the next twelve months, due to expiration of the statute of limitations. Amounts of unrecognized income tax benefits decreased by approximately $6.3 million, including interest and penalties of approximately $2.0 million, due to the deconsolidation of a variable interest entity since July 1, 2007.
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expenses. During the twelve months ended December 31, 2007, the Company recognized approximately $2.5 million in interest and penalties. At December 31, 2007, the Company had accrued for approximately $5.3 million for the payment of interest and penalties.
     As of December 31, 2007 the tax years ended December 31, 2004, 2005, 2006 and 2007 remained subject to examination by United States (“US”), Russian and Ukrainian tax authorities.
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
Foreign Currency Translation
     Prior to the third quarter of 2006, the functional currency for all of the Company’s foreign subsidiaries was the United States dollar (“USD”). In the second and the third quarters of 2006, EDN Sovintel LLC (“Sovintel”), the Company’s wholly-owned Russian subsidiary, introduced a semi-fixed USD – Russian ruble (“RUR”) exchange rate for settlements with the majority of its customers. This rate is applicable if the official USD exchange rate set by the Central Bank of Russia (“CBR”) is below the semi-fixed level. If the RUR depreciates against the USD so that the CBR exchange rate exceeds the semi-fixed level, Sovintel will resume applying the CBR exchange rate, or floating rate, for settlements with its customers. As a result of these changes, the Company reevaluated the functional currency criteria under SFAS No. 52, “Foreign Currency Translation”, and determined that, beginning July 1, 2006, the functional currency of the Company’s subsidiaries domiciled in Russia is the RUR. The change was adopted prospectively beginning July 1, 2006 in accordance with SFAS No. 52. The Company’s subsidiaries in Ukraine changed their functional currency from the USD to the Ukrainian Hryvna beginning from January 1, 2007. No restatement of comparative amounts was made for the change in functional currency. Therefore, the financial statements of the Company’s foreign subsidiaries are translated into USD using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at the monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.
     The functional currency of the Company’s remaining foreign subsidiaries is the USD because a majority of their revenues, costs, property and equipment purchased, debt and trade liabilities is either priced, incurred, payable or otherwise measured in USD.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Accounts Receivable
     Accounts receivable are shown at their net realizable value which approximates their fair value. The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s accounts receivable aging. The allowance for doubtful accounts is estimated by applying estimated loss percentages against the aging of accounts receivable. Bad debt expense for the years ended December 31, 2005, 2006 and 2007 was $8.0 million, $4.1 million and $5.3 million, respectively.
Inventories
     Inventories, which primarily represent purchased materials and parts held for maintenance and sale to customers, are stated at the lower of cost or market. Cost is computed on either a specific identification basis or a weighted average basis.
Property and Equipment
     Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for telecommunications equipment, and three to five years for furniture, fixtures and equipment, and five to twenty years for other property. Spare parts held for stand-by use are depreciated over the estimated useful life of the related equipment.  Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.  The Company has included in property and equipment, capitalized leases in the amount of $23.9 million and $53.8 million at December 31, 2006 and 2007, respectively, with associated accumulated depreciation of $12.5 million and $22.9 million as of December 31, 2006 and 2007, respectively. Amortization of assets recorded under capital leases is included in depreciation expense for the years ended December 31, 2005, 2006, and 2007.
     At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain and loss is recorded in the consolidated statement of operations.
Goodwill and Intangible Assets
     Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses. Beginning January 1, 2002, goodwill has been identified as an indefinite lived asset in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly amortization of goodwill ceased as of that date. Intangible assets, which are stated at cost, consist principally of telecommunications service contracts, contract based customer relationships, licenses, brand name, software and content and are amortized on a straight-line basis over their estimated useful lives, generally five to ten years. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits.
Goodwill Impairment Assessment
     Goodwill is reviewed annually, as of the beginning of the fourth quarter, for impairment or whenever it is determined that impairment indicators exist. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and comparing the carrying amount of the reporting unit to the fair value of the reporting unit. If goodwill impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. No such losses were recognized in the three years ended December 31, 2005, 2006 and 2007.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Long-Lived Assets Impairment
     Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No such losses were recognized in the three years ended December 31, 2005, 2006 and 2007.
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
     The Company has deferred connection fees and capitalized direct incremental costs related to connection fees, not exceeding the revenue deferred. The deferral of revenue and capitalization of cost of revenue related to connection fees will be recognized over the estimated life of the customer, which is five years in the Business and Corporate Services division and Operator and Carrier Services division and eighteen months for the customers in the Mobile Services division. The total amount of deferred connection fees revenue was $55.3 million and $76.1 million as of December 31, 2006 and 2007, respectively. The total amount of capitalized direct incremental costs related to connection fees was $13.0 million and $17.7 million as of December 31, 2006 and 2007, respectively.
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 were $4.4 million, $9.7 million and $13.0 million, respectively.
Government Pension Funds
     The Company contributes to the local state pension funds and social funds, on behalf of all its CIS employees. In Russia, all social contributions, including contributions to the pension fund, were substituted with a unified social tax (“UST”) calculated by the application of a regressive rate from 26% to 2% to the annual gross remuneration of each employee. The contributions are expensed as incurred.
Off Balance Sheet Risk and Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts and notes receivable. Of the $74.8 million of cash and cash equivalents held at December 31, 2007, $13.5 million was held in the US in US financial institutions. The remaining balance is being principally maintained in US-owned banks and local financial institutions within the CIS. The Company extends credit to various customers, principally in Russia and Ukraine, and establishes an allowance for doubtful accounts. The Company generally does not require collateral to extend credit to its customers.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock-Based Compensation
     Until January 1, 2006, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for its equity participation plan and Stock Appreciation Rights (“SARs”) Plans. SFAS No. 123 generally allowed companies to either count for stock-based compensation under the fair value method of SFAS No. 123 or under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” The fair value method required compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The Company had elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures of results of operations as if the fair value method had been adopted.
     The effect of applying SFAS No. 123 on the reported net income and net income per share for the year ended December 31, 2005 is as follows:

(in thousands
except per
share date)
Net income, as reported	$76,073
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	620

Pro forma net income	$75,453

Net income per share:
Basic – as reported	$2.09
Basic – pro forma	2.07
Diluted – as reported	2.08
Diluted – pro forma	2.06
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
     The impact of the adoption of SFAS No. 123R was an increase in cost of revenue of approximately $0.2 million, an increase in selling, general and administrative expense of approximately $1.9 million, including the associated payroll taxes, and a deferred tax benefit of approximately $0.3 million for the year ended December 31, 2006. In addition, the Company recorded a cumulative effect of a change in accounting principle of $0.7 million, net of tax, representing the difference between the fair value and the intrinsic value of SARs at January 1, 2006. The total impact of the adoption of SFAS No. 123R was a reduction in net income of approximately $2.5 million, net of tax, for the year ended December 31, 2006, equivalent to $0.07 per common share – basic and $0.07 per common share – diluted, representing compensation expense in connection with SARs (see Note 12). Compensation expense recorded in connection with outstanding SARs was $19.5 million and $11.8 million and a related tax benefit of $2.7 million and $0.7 million for the years ended December 31, 2006 and 2007, respectively. Compensation expense recorded in connection with outstanding stock options was negligible for the year ended December 31, 2006, because the stock options were primarily vested at December 31, 2005 and was $16.8 million for the year ended December 31, 2007.
     The Company recognizes the compensation cost, net of estimated forfeitures, of all share-based awards other than those with market conditions on a straight-line basis over the vesting period for each separately vesting portion of the award. Compensation cost of all share-based awards with market conditions are recognized on a straight-line basis over the derived service period.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidation of Variable Interest Entities
     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and established standards for determining under what circumstances a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No.46 also requires disclosure about VIEs that are not required to be consolidated but in which the reporting entity has a significant variable interest. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to VIEs created after January 31, 2003. With respect to older VIEs, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such VIE is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a VIE is not a SPE. The Company did not identify any previously formed VIEs. During 2007, the Company acquired several entities which were accounted for as asset purchases through VIE's.
Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, and short- and long-term debt approximate their fair value. At December 31, 2006, the Company held no debt at fixed rates. At December 31, 2007, the Company had outstanding $14.7 million 8% fixed rate debt from ZAO Citibank under a 90-day revolving credit facility which approximated fair value.
Derivative Financial Instruments
     According to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the change in fair value is recognized in the statement of operations during the period of change.
     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into the statement of operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the statement of operations during the period of change.
     For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in the statement of operations during the period of change.
     For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations during the period of change.
     When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through the statement of operations. For fair value hedges, the underlying asset or liability will no longer be adjusted for changes in fair value, and any asset of liability recorded in connection with the hedging relationship will be removed from the balance sheet and recorded in the statement of operations for the current period. For cash flow hedges, gains and losses that were accumulated in other comprehensive income as a component of shareholders’ equity in connection with hedged assets or liabilities will be recognized in the statement of operations, in the same period the hedged item affects earnings.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Changes in Accounting Estimates
     Prior to the second quarter of 2005, the Company recorded estimates for unused vacation based on the average salary levels for the Company’s employees and total days of unused vacation of employees. During the second quarter of 2005, the Company revised estimates for unused vacation based on the actual daily salary and unused vacation of each employee. Management determined that this methodology results in a more accurate estimate of the amount of the Company’s obligations for unused vacation. The change in accounting estimate decreased net income for the year ended December 31, 2005 by approximately $1.3 million, net of tax, including the associated payroll taxes (equivalent to $0.04 per common share – basic and diluted).
     During the fourth quarter of 2006, the Company revised its estimate of allowance for doubtful accounts to reflect changes in the business, recent historical collections experience and other currently available evidence. The change in accounting estimate increased net income for the year ended December 31, 2006 by approximately $2.4 million, net of tax (equivalent to $0.07 per common share – basic and diluted).
Use of Estimates in Preparation of Financial Statements
     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the US, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, fair values used in goodwill impairment evaluations of liabilities established as of the date of business acquisitions, including certain long-term contractual obligations. Actual results could differ from these estimates.
Comparative Figures
     Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not affect the consolidated statements of operations.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recent Accounting Pronouncements
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Effective Date of FASB Statement No.157”. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s financial position or results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.
Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03 (“EITF No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 become effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have any effect on the Company’s consolidated financial position or results of operations.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial consolidated financial position or results of operations.
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations Under SFAS No. 141R, an acquired entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141R to have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that will be made in the future.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the consolidated financial position, results of operations and cash flows.
Note 3: Net Income Per Share
     Basic earnings per share at December 31, 2005, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share at December 31, 2005, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding employee stock options using the “treasury stock” method. The number of stock options excluded from the diluted earnings per share computation, because their effect was antidilutive for the year ended December 31, 2005 was 10,000 stock options, and for the years ended December 31, 2006 and 2007 was zero stock options.
     The components of basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands, except per share data)
Net Income	$76,073	$85,500	$152,599

Weighted average shares outstanding of:
Common stock	36,378	36,591	38,798

Dilutive effect of:
Employee stock options	227	126	236

Common stock and common stock equivalents	36,605	36,717	39,034

Net Income per share:
Basic	$2.09	$2.34	$3.93

Diluted	$2.08	$2.33	$3.91

Note 4: Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the years ended December 31, 2006 and 2007, as a result of the change in functional currency total comprehensive income included, in addition to net income, the effect of translating RUR and UAH denominated financial statements of the Company’s subsidiaries domiciled in Russia and Ukraine into the Company’s reporting currency, in accordance with SFAS No. 52.
     Comprehensive income comprises the following:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Net income, as reported	$76,073	$85,500	$152,599
Foreign currency translation adjustment	—	75,072	70,742

Comprehensive income	$76,073	$160,572	$223,341

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 5: Goodwill and Intangible Assets
     Amortization expense for intangible assets for the years ended December 31, 2005, 2006 and 2007 was $18.7 million, $21.0 million and $26.7 million, respectively. Amortization expense for the succeeding five years is expected to be as follows: 2008 — $33.8 million, 2009 — $33.9 million, 2010 — $32.7 million, 2011 — $31.5 million and 2012 — $28.8 million. The total gross carrying value and accumulated amortization of the Company’s intangible assets by major intangible asset class is as follows:

		As of December 31, 2006		As of December 31, 2007
		(in thousands)
	Weighted Average		Accumulated		Accumulated
	Amortization Lives	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Telecommunications service contracts	10 years	$119,433	$(49,450)	$136,716	$(66,914)
Contract-based customer relationships	5 years	42,104	(28,578)	64,085	(36,542)
Licenses	10 years	26,948	(4,295)	114,246	(5,737)
Brand name	10 years	—	—	36,859	(4,563)
Other intangible assets	6 years	18,374	(7,991)	21,261	(9,826)

Total		$206,859	$(90,314)	$373,167	$(123,582)

     The changes on the carrying amount of goodwill for the years ended December 31, 2006 and 2007, respectively, are as follows:

	Business &	Carrier &	Consumer
	Corporate	Operator	Internet	Mobile
	Segment	Segment	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2005	$88,387	$59,732	$1,130	—	$149,249
Goodwill related to acquisitions	6,215	420	1,456	—	8,091
Other	(133)	(35)	(717)	—	(885)
Foreign currency translation adjustment	12,983	11,011	90	—	24,084

Balance as of December 31, 2006	$107,452	$71,128	$1,959	—	$180,539
Goodwill related to acquisitions	22,355	3,209	83,009	6,153	114,726
Other	(1,736)	(231)	(160)	—	(2,127)
Foreign currency translation adjustment	8,528	5,335	4,180	301	18,344

Balance as of December 31, 2007	$136,599	$79,441	$88,988	$6,454	$311,482

Note 6: Business Combinations and Investment Transactions
Acquisitions in 2005
     In March 2005, the Company completed the acquisition of 75% ownership interest in Dicom LLC (“Dicom”), an early-stage wireless broadband enterprise, for approximately $0.5 million in cash. In conjunction with the acquisition, the Company entered into a participants’ agreement which provided the seller with a put option that, if exercised, would require the Company to purchase the seller’s remaining 25% interest at fair market value. In addition, the participants’ agreement provided the Company with a call option that, if exercised, would require the seller to sell after February 1, 2008 the seller’s 25% interest at fair value in Dicom at any time beginning after February 1, 2008, if Dicom’s valuation exceeds targeted levels by February 1, 2008. The results of Dicom have been included in the Company’s consolidated operations since March 31, 2005.
     In September 2005, the Company completed the acquisition of 60% of Sakhalin Telecom LLC (“Sakhalin Telecom”), a fixed line alternative operator in the Far East region of Russia for $5.0 million in cash. As a result of this acquisition and combined with the Company’s previous ownership in Sakhalin Telecom, the Company now owns 83% of Sakhalin Telecom. In October 2005, the Company acquired 100% of ZAO Sochitelecom (“Sochitelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $2.1 million in cash. The results of Sakhalin Telecom have been included in the Company’s consolidated operations since September 30, 2005. The results of Sochitelecom have been included in the Company’s consolidated operations since October 31, 2005.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s consolidated financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.1 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $1.5 million of this goodwill has been assigned to Business and Corporate Services reportable segment, approximately $0.3 million has been assigned to Carrier and Operator Services reportable segment and approximately $0.3 million has been assigned to Consumer Internet Services reportable segment.
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
     In March 2005, the Company expensed approximately $1.0 million in external legal, financial and consulting fees related to an acquisition opportunity the Company decided not to pursue, including advisory fees of approximately $0.1 million paid to Alfa Group Consortium (“Alfa”), a related party. In September 2005, the Company expensed approximately $0.8 million in external legal, financial and consulting fees related to another acquisition, which the Company decided not to pursue.
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
     In June 2006, the Company completed the acquisition of 74% ownership interest in Kubtelecom LLC (“Kubtelecom”), a fixed line alternative operator in the Krasnodar region of Russia, for approximately $10.1 million of cash consideration, plus the assumption of $3.9 million of debt and other liabilities. The Company has consolidated the financial position of Kubtelecom from June 30, 2006. However, given the proximity of the acquisition to the Company’s quarter end, consolidation of Kubtelecom’s results of operations commenced from July 1, 2006. See Note 14 concerning litigation in association with the acquisition of Kubtelecom.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In July 2006, the Company paid $7.5 million in cash for the acquisition of 75% ownership interest in S-Line LLC (“S-Line”), an early-stage wireless broadband enterprise in Kiev, Ukraine, which closed in October 2006. The acquisition of S-Line was accounted for as an asset purchase of telecommunication licenses through a VIE. In conjunction with this transaction, the Company also entered into an agreement whereby the Company provided a secured loan of $2.5 million to the seller with interest at 10% per annum. The loan is secured by the pledge of the remaining 25% interest in S-Line and matures in November 2010 and is recorded in other non-current assets. See Note 14 concerning a regulatory dispute in association with the acquisition of S-Line.
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
Acquisitions in 2007
     In February 2007, the Company completed the acquisition of 65% ownership interest in Fortland Limited (“Fortland”) from an entity, the principal shareholder of which is also a shareholder in three of the Company’s other subsidiaries. Fortland owns Kolangon-Optim LLC (“Kolangon”), an early-stage digital video broadcast enterprise in Russia. The Company acquired Fortland for approximately $51.7 million consisting of cash consideration of approximately $38.6 million paid in April 2007, and a deferred payment of $11.1 million which was subject to certain conditions and was paid in February 2008, approximately $0.2 million of direct transaction costs and the assumption of approximately $1.8 million debt. The acquisition of Fortland was accounted for as an asset purchase of television license through a variable interest entity. The Company has consolidated the financial position and results of operations of Fortland from February 1, 2007. On acquisition, the Company allocated approximately $71.4 million to licenses, approximately $17.2 million to deferred tax liability, and approximately $15.0 million to noncontrolling interest. In conjunction with this transaction, the Company also entered into an agreement whereby the Company agreed to provide a secured loan of approximately $12.1 million to the seller. The loan, issued in April 2007, is secured by a pledge of a 15% interest in Fortland owned by the seller and matures in April 2011. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 35% interest in Fortland at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 35% interest in Fortland at fair market value. The put and call options are exercisable on and after September 30, 2010.
     In April 2007, the Company completed the acquisition of 100% ownership interest in ZAO Telecommunications Agency (“Atel”), a fixed line alternative telecommunications operator in Perm, for approximately $4.5 million in cash consideration. The Company has consolidated the financial position and results of operations of Atel from April 1, 2007.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.8 million to fixed assets which will be depreciated over a weighted average period of approximately 7 years and approximately $0.3 million to deferred tax liability. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.0 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In May 2007, the Company completed the acquisition of 100% ownership interest in ICA Center of Commercial Real Estate LLC (“CKN”), which owns 6,181 square meters of a building in Moscow. The Company acquired CKN for approximately $9.8 million of cash consideration. The acquisition of CKN was accounted for as an asset purchase of a building through a variable interest entity. On acquisition, the Company allocated $12.0 million to fixed assets and approximately $2.2 million to deferred tax liability. The Company has consolidated the financial position and the results of operations of CKN from May 1, 2007.
     In May 2007, the Company completed the acquisition of a 51% ownership interest in ZAO Cortec and its subsidiaries (together “Corbina”) from Inure Enterprises Ltd. and Rambert Management Limited, pursuant to a Stock Purchase Agreement. The total purchase price of approximately $196.9 million consisted of approximately $142.1 million of GTI’s common stock, representing 3,193,219 shares, cash consideration of approximately $8.2 million, and direct transaction costs of approximately $1.6 million. In addition, as part of the purchase price, the Company refinanced $45.0 million of debt that the seller owed to OAO Vneshtorgbank. The refinancing was effected through a loan to Corbina from the Company. The purchase consideration of GTI’s common stock, which was issued on May 25, 2007, was determined based on the closing price of the Company’s common stock on December 20, 2006, when the Company announced that it had entered into a binding Memorandum of Understanding with Dawn Key Limited to acquire a 51% ownership interest in Corbina. Accordingly, the GTI shares issued in consideration are valued based on the average closing price of the Company’s common stock for the five consecutive trading days between December 18, 2006 and December 22, 2006, which was $44.51 per share. Management believes the acquisition of 51% of Corbina further strengthens the Company’s position in the Company’s broadband strategy and positions the Company to realize future operating and cost synergies. Corbina is an integrated telecommunications provider of telecommunications and Internet services in Russia. The Company has consolidated the financial position of Corbina from May 31, 2007 and the results of operations of Corbina from June 1, 2007. Corbina held a variable interest and was the primary beneficiary of Mircom Trading, Inc. (“Mircom”), a British Virgin Islands registered wholesale telecommunications operator providing a range of carrier and operator services to foreign telecommunications operators. Mircom is owned by a member of the Board of Directors of Corbina. The creditors of Mircom have no recourse to the Company’s general credit. The Company changed its relationship with Mircom and determined that Mircom no longer qualifies as a variable interest entity. Mircom was deconsolidated as of July 1, 2007.
     The acquisition of 51% ownership interest in Corbina was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”. The following is the condensed balance sheet of Corbina as of May 31, 2007 reflecting the preliminary purchase price allocation to the net assets acquired:

May 31, 2007
(in thousands)
ASSETS:
Current assets	$32,987
Property and equipment	158,266
Intangible assets	50,550
Goodwill	104,343
Other assets	14,355

Total assets	$360,501

LIABILITIES:
Current liabilities	$102,393
Non-current liabilities	25,157

Net assets	$232,951

Less: Minority interest in net assets acquired	(36,096)

Total purchase consideration and transaction costs	$196,855

Consideration and transaction costs:
GTI shares consideration	142,130
Cash consideration	8,204
Loan refinancing	45,000
Direct transaction costs	1,521

Total purchase consideration and transaction costs	$196,855

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $32.8 million to brand which will be amortized over a period of 10 years, approximately $10.5 million to telecommunications service contracts intangible assets which will be amortized over a weighted average period of approximately 7 years, approximately $6.7 million to contract-based customer relationship intangible assets which will be amortized over a weighted average period of approximately 9 years, approximately $0.1 million to licenses which will be amortized over a weighted average period of 5 years, and approximately $0.4 million to other intangible assets which will be amortized over a weighted average period of 5 years. The Company has recorded approximately $22.7 million of tax contingencies. The purchase price allocation will be finalized upon the completion of the valuation of the acquired fixed and intangible assets and resolving tax contingencies. The excess purchase price over the fair value of the net tangible and intangible assets acquired of approximately $104.3 million has been assigned to goodwill and is not deductible for tax purposes. Approximately $13.0 million of this goodwill has been assigned to the Business and Corporate Services reportable segment, approximately $1.8 million of this goodwill has been assigned to the Carrier and Operator Services reportable segment, approximately $83.3 million of this goodwill has been assigned to the Consumer Internet Services reportable segment, and approximately $6.2 million of this goodwill has been assigned to the Mobile Services reportable segment.
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

	Twelve Months Ended December 31,
	2006	2007
	(unaudited)
	(in thousands, except per share data)
Revenue	$938,422	$1,340,700
Income before cumulative effect of a change in accounting principle	80,097	151,428
Cumulative effect of a change in accounting principle	(681)	—

Net income	$79,416	$151,428

Basic earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$2.02	$3.90
Cumulative effect of a change in accounting principle	(0.02)	—

Net income per share – basic	$2.00	$3.90

Diluted earnings per share of common stock:
Income before cumulative effect of a change in accounting principle	$2.01	$3.88
Cumulative effect of a change in accounting principle	(0.02)	—

Net income per share — diluted	$1.99	$3.88

     In June 2007, the Company completed the acquisition of 100% ownership interest in ZAO Direct Net Telecommunications (“DirectNet”) and ZAO Satcom Tel (“Satcomtel”), fixed line alternative telecommunications operators in Moscow and the assets of NDNT, Inc. and NDNT (UK) Limited, for approximately $1.5 million in cash consideration, including the assignment of approximately $0.7 million of debt from the seller to the Company. The Company has consolidated the financial position and the results of operations of DirectNet and Satcomtel from June 1, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.1 million to telecommunications services contracts intangible assets which will be amortized over a weighted average period of approximately 10 years and approximately $0.4 million to fixed assets which will be depreciated over a weighted average period of approximately 5 years. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.0 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment.
     In June 2007, the Company completed the acquisition of 75% ownership interest in Alcar LLC (“Alcar”), an early-stage WiFi enterprise in Russia from an entity, the principal share holder of which is also a shareholder in four of the Company’s other subsidiaries. The Company acquired Alcar for approximately $1.9 million of cash consideration. The acquisition of Alcar was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. On acquisition, the Company allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. The Company has consolidated the financial position and the results of operations of Alcar from June 1, 2007.
     In August 2007, the Company completed the acquisition of 75% ownership interest in Satel Tsentr LLC (“Satel”), an early stage WiFi enterprise in the Moscow region of Russia, from an entity, the principal shareholder of which is also a shareholder in four of the Company’s other subsidiaries. The Company acquired Satel for approximately $1.9 million in cash consideration. The acquisition of Satel was accounted for as an asset purchase of WiFi frequencies through a variable interest entity. On acquisition, the Company allocated approximately $2.5 million to licenses, approximately $0.6 million to deferred tax liability, and approximately $0.5 million to noncontrolling interest. In conjunction with this transaction, the Company also entered into a put option agreement that, if exercised, would require the Company to purchase the seller’s remaining 25% interest in Satel at fair market value. In conjunction with this transaction, the Company also entered into a call option agreement that, if exercised, would require the seller to sell the seller’s remaining 25% interest in Satel at fair market value. The put and call options are exercisable on or after September 30, 2010. The Company has consolidated the financial position and results of operations of Satel from August 1, 2007.
     In August and September 2007, the Company completed the acquisition of 50% ownership interest in eight fixed line alternative telecommunications operators in various regions of Russia, for approximately $2.5 million in cash consideration. As a result of these acquisitions and combined with the Company’s previous ownership interest, the Company now has 100% ownership interest in these eight entities. On acquisition, the Company allocated $1.0 million to property and equipment and $1.7 million to goodwill.
     In December 2007, the Company completed the acquisition of 100% ownership interest in New Telecom Technologies LLC (“NTT”), a channel rent service provider in Krasnodar, Russia for approximately $1.3 million in cash consideration. The Company has consolidated the financial position and results of operations of NTT from December 1, 2007.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $0.7 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years. Approximately $0.3 million has been allocated to fixed assets which will be depreciated over a weighted average period or approximately 8 years and $0.3 million to deferred tax liability. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets.
     In December 2007, the Company completed the acquisition of 100% ownership interest in ZAO Bryansktel and BryanskIntel LLC which together form Group BryanskTel (“BryanskTel”), a leading alternative communication carrier in Bryansk, Russia. The Company acquired BryanskTel for approximately $5.6 million in cash consideration. The Company has consolidated the financial position and results of operations of BryanskTel from December 1, 2007.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $4.5 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years and approximately $ 1.1 million to deferred tax liability. The excess of the purchase price over the fair value of the net assets acquired of approximately $0.4 million has been assigned to goodwill and is not deductible for tax purposes. The purchase price allocation will be finalized upon completion of the valuation of the acquired fixed and intangible assets. The goodwill has been assigned to Business and Corporate Services reportable segment.
     In December 2007, the Company completed the acquisition of 100% ownership interest in Skat-7 LLC (“Skat-7”), a fixed line alternative operator, in Cherepovets, Russia for approximately $7.5 million in cash consideration. The Company has consolidated the financial position and results of operations of Skat-7 from December 1, 2007.
     The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price based on a preliminary fair value assessment of the assets acquired and liabilities assumed, and as such, the Company has assigned approximately $2.2 million to contract based customer relationship intangible assets which will be amortized over a weighted average period of approximately 5 years and allocated approximately $0.5 million to deferred tax liability. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.5 million has been assigned to goodwill and is not deductible for tax purposes.
     Pro-forma operating results assuming all of the above business combinations, except for Corbina, had occurred as of the beginning of 2005 would not be materially different from the results of operations as presented in the accompanying consolidated financial statements.
Note 7: Investments in and Advances to Ventures
     The Company has various investments in ventures that are accounted for by the equity method. The Company had ownership percentages in its equity method investments range from approximately 50% to 54%. Refer to Note 6 for further discussion on the accounting for the Company’s 54% investment in Rascom.
     The components of the Company’s investments in and advances to ventures are as follows:

	December 31,
	2006	2007
	(in thousands)
Equity in net assets acquired	$13,448	$16,955
Goodwill as part of investment	1,313	1,313
Difference between fair value and historical value of assets acquired	(1,355)	(1,615)
Cash advances and other	(1,520)	(1,223)

Total investments in and advances to ventures	$11,886	$15,430

     The Company has financed the operating and investing cash flow requirements of several of the Company’s ventures in the form of cash advances. The Company aggregates all of the receivable and payable balances with the ventures in the Company’s investments in and cash advances to the ventures.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 8: Supplemental Balance Sheet Information

	December 31,
	2006	2007
	(in thousands)
Other current assets consist of:
Interest receivable	$120	$1,198
Deferred cost	4,355	6,862
Other current assets	1,089	2,173

Total other current assets	$5,564	$10,233

Other non-current assets consist of:
Deferred tax asset	$1,139	$2,094
Deferred cost	8,731	13,655
Deferred debt issuance cost	—	3,149
Other non-current assets	1,871	1,104

Total other non- current assets	$11,741	$20,002

Accounts payable and accrued expenses consists of:
Accounts payable	$78,799	$143,436
Accrued compensation	33,367	32,844
Accrued other taxes	3,717	12,415
FIN No. 48 liability	—	18,925
Accrued access and network services	27,734	38,548
Interest payable	64	1,903
Other accrued expenses	2,377	8,546

Total accounts payable and accrued expenses	$146,058	$256,617

Note 9: Debt Obligations and Capital Leases
     The Company’s debt consists of:

	December 31,
	2006	2007
	(in thousands)
Term Facility Agreement	$—	$225,000
Citibank Credit Facility	6,600	14,666
Calyon Bank Credit Facility	3,921	2,178
Other Credit Facilities	1,813	995

	12,334	242,839
Less: debt maturing within one year	12,305	17,680

Total long-term debt	$29	$225,159

     In January 2007, the Company entered into a five-year term facility agreement (the “Facility Agreement”) with banks, financial institutions and other institutional lenders, Citibank, N.A. London Branch and ING Bank N.V. as mandated lead arrangers, and Citibank International plc as agent. The Facility Agreement established an unsecured credit facility under which, the Company, GTS Finance, Inc., a wholly-owned subsidiary of the Company, and Sovintel may borrow up to an aggregate of $275.0 million. The Facility Agreement carries interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.5% per annum for the first twenty-four months and LIBOR plus 2% per annum thereafter (equivalent to approximately 6.5% at December 31, 2007). Funds borrowed may be used for general corporate purposes, including acquisitions, the payment of dividends and capital expenditures. The Facility Agreement places various restrictions on the Company related to incurrence of debt, asset disposals, mergers and acquisitions, and negative pledges. The Facility Agreement also requires the Company to meet various financial and non-financial covenants, including several restrictions related to financial condition. As of December 31, 2007, the Company has borrowed $225.0 million under the Facility Agreement. In February 2007, the Company paid approximately $3.9 million of arrangement fees to the lead arrangers which are recorded in other non-current assets.
     In September 2006, Sovintel entered into a 90 day short-term revolving credit facility for up to $15.0 million with ZAO Citibank. As of December 31, 2007, Sovintel has borrowed $14.7 million under this credit facility. The credit facility carries interest at a rate of 8% per annum. The credit facility requires Sovintel to maintain accounts with ZAO Citibank in the currencies of the loan and ensure that the aggregate amount of incoming payments credited to Sovintel’s accounts with ZAO Citibank in any calendar month is equal to, or greater than 30% of the aggregate amount of the loans outstanding as of the last day of such month.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In July 2006, Golden Telecom (Ukraine) (“GTU”), the Company’s subsidiary in Ukraine entered into one-year revolving, credit facility for up to $3.5 million plus a cash coverage facility of up to $2.0 million with Calyon Bank Ukraine (“Calyon”). This credit facility has been prolonged until March 2008. As of December 31, 2007, GTU had outstanding $2.2 million under this credit facility. The credit facility carries interest at a rate equal to LIBOR plus 2% for the loans denominated in USD and at prevailing bank’s offered rate plus a margin of 2% for the loans denominated in Ukrainian Hryvna (equivalent to approximately 14%, on average for loans outstanding, at December 31, 2007). The credit facility requires GTU to maintain accounts with Calyon in the currency of the loan and ensure that the aggregate amount of incoming payments credited to GTU’s accounts with Calyon in any calendar month is equal to, or greater than 50% of the aggregate amount of monthly sales at least within the terms of credit facility agreement.
     In August 2005, the Company entered into a lease for fiber optic capacity, including facilities and maintenance, on major routes within Ukraine. The lease has a term of five years with total payments of $4.1 million over the term of the lease. The lease is classified as a capital lease in the balance sheet.
     In January 2007, the Company entered into a five year lease agreement with ZAO Rascom, the Company’s equity method investee, for the right to use eight STM-64 fiber optic cable systems between Moscow and Stockholm. The Company had the right to take possession of two STM-64 fiber optic cable systems as of January 1, 2007 and the option to increase to six STM-64 fiber optic cable systems in the future. In connection with this lease, the Company has recorded a capitalized leased asset, which was approximately $5.9 million as of December 31, 2007.
     In February 2007, the Company entered into a five year lease agreement for the right to use STM-1 fiber optic capacity on major routes within Russia. The Company had the right to take possession of this STM-1 fiber optic capacity beginning April 1, 2007. In March 2007, the Company issued a $2.0 million loan to the same company that has provided the lease, in May 2007 the Company issued a loan of approximately $5.9 million to the same company that has provided the lease and in October 2007 the Company issued an additional $1.9 million loan to the same company that has provided the lease. The loan has payment terms of 59 months, which start in May 2007, and carries interest at the rate of 9 percent per annum. In connection with this lease, the Company has recorded a capitalized leased asset and a related capital lease obligation, which were approximately $ 10.4 million and $9.2 million, respectively as of December 31, 2007.
     In October 2007 the Company entered into a five year lease agreement with ZAO Rascom, the Company’s equity method investee, for the right to use digital circuit between Moscow and Stockholm. In connection with this lease, the Company has recorded a capitalized leased asset, which was approximately $0.7 million as of December 31, 2007.
     The following table presents minimum lease payments under capital leases:

Lease payments
(in thousands)
2008	$4,050
2009	3,144
2010	2,878
2011	2,495
2012	728

13,295

Less: amount representing interest	1,986

Total principal payments	$11,309

     The Company paid interest of $0.6 million, $0.5 million and $11.0 million in 2005, 2006 and 2007, respectively.
Note 10: Derivative Financial Instruments
     The Company accounts for its derivative and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is exposed to market risk from changes in interest rates. The Company used a derivative financial instrument to manage or hedge its interest rate risk. The Company did not hold or issue derivatives or other financial instruments for trading purposes.
     At December 31, 2007 the Company was exposed to market risk related to fluctuations in interest rates on the Facility Agreement as discussed in Note 9. The objective of the derivative instrument was to eliminate the variability of cash flows in the interest payments for this variable-rate debt. The Company’s strategy to achieve that objective involved entering into an interest rate swap that was specifically designated to certain variable rate instrument.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company entered into an interest rate swap agreement with a notional amount of $225.0 million with Citibank, N.A. London Branch, effective from October 26, 2007 through October 26, 2010. Pursuant to the agreement, the Company will exchange interest payments on a regular basis and pay a fixed rate equal to 4.355% in the event the LIBOR rate is equal to no greater than 5.4%, otherwise the Company will pay the LIBOR floating rate.
     At the inception date of October 26, 2007, the interest rate swap agreement was not designated as hedging instrument under SFAS 133. Accordingly, the Company was required to mark to market the fair value of the derivative at the end of the reporting period. The liability in the amount of $3.2 million associated with this interest rate swap agreement was recorded in other non-current liabilities in the Consolidated Balance Sheet for the period ended December 31, 2007, reflecting the change in the fair value of the interest rate swap agreement between inception and reporting dates.
Note 11: Shareholders’ Equity
Common Stock
     In May 2006, the Company granted 8,379 restricted shares of the Company’s common stock, par value $0.01 per share, to certain members of the Board of Directors of the Company. These restricted shares vested after one year.
     In May 2007, the Company granted 6,120 restricted shares of the Company’s common stock, par value $0.01 per share, to certain members of the Board of Directors. These restricted shares vest after one year. In July 2007, the Company granted 1,500 restricted shares of the Company’s common stock, par value $0.01 per share, to a member of management. These restricted shares vest after one year.
     At December 31, 2007, there were 7,620 unvested restricted shares of the Company’s common stock with a value of approximately $0.4 million. The unvested restricted shares relate to restricted shares issued to certain members of the Board of Directors and a member of senior management of the Company.
     In May 2007, the Company issued 3,193,219 unregistered shares of common stock to Inure in partial settlement of the purchase price for the acquisition of 51% ownership interest in Corbina.
     In July 2007, the Company issued 392,988 unregistered shares of the Company’s common stock, par value $0.01, to OAO Rostelecom (“Rostelecom”) for cash consideration of approximately $20.4 million, or $51.95 per share of common stock, the closing price on the NASDAQ Global Select Market (“NASDAQ”) on May 25, 2007. Rostelecom had the right to acquire these shares under the Shareholders Agreement dated as of August 19, 2003. This right became exercisable due to Company shares being issued as part of the acquisition of Corbina. No underwriter or underwriting discount was involved in the offering. The shares of common stock were not registered under the Securities Act in reliance on an exemption under Section 4(2) thereof.
     The Company’s outstanding shares of common stock increased by 215,097 shares and 107,049 shares in the years ended December 31, 2006 and 2007, respectively, issued in connection with the exercise of employee stock options. As of December 31, 2007, the Company had reserved 1,893,350 shares of common stock for issuance to certain employees and directors in connection with the Equity Plan.
Preferred Stock
     On May 17, 2000, the Company’s shareholders authorized 10 million shares of preferred stock, none of which have been issued.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Dividends
     During 2006, the Company paid three quarterly dividends of $0.20 per common share, for a total of $0.60 per common share for the year. The total amount paid by the Company was $22.0 million.
     The Company did not pay any dividends in 2007.
Note 12: Stock Appreciation Rights and Stock Option Plans
     During the years ended December 31, 2005, 2006 and 2007, the Company recorded pretax stock-based compensation expense of approximately zero, $19.5 million and $29.0 million, respectively, related to the expensing of the Company’s SARs, non-qualified stock options and restricted shares.
     In September 2005, the Company granted SARs to the Company’s Chief Executive Officer (“CEO”) with respect to 200,000 shares of the Company’s common stock, at a share price which was the closing price of the Company’s common stock on the NASDAQ on July 19, 2005 (“CEO Granting Share Price”), which was $29.83, one-third of which vests and becomes nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided the CEO remains continuously employed by the Company until each such relevant date. The SARs become fully vested if there is a change in control, which occurred in February 2008. If, prior to February 28, 2009 and during the CEO’s period of employment with the Company, the average closing stock price of one share of the Company’s common stock on the NASDAQ exceeded $50.00 during any thirty day consecutive period, the CEO would be granted SARs for an additional 200,000 shares of the Company’s common stock at the CEO Granting Share Price, which SARs would be fully vested upon issuance. On February 3, 2007, the Company’s common stock achieved the $50.00 threshold and the CEO was granted additional fully vested SARs in respect of 200,000 shares of the Company’s common stock. The SARs granted do not have a contractual term. However, all SARs shall be cancelled, and the Company shall make a payment to the CEO upon the termination of employment for any reason with respect of the SARs vested. The SARs provide for a cash only settlement and the related obligation is recorded as a liability in the consolidated financial statements.
     The Company has established the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan (“2005 SAR Plan”) and the EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan (“Sovintel SAR Plan”), which are approved by the Company’s Board of Directors. The 2005 SAR Plan and the Sovintel SAR Plan permit the grant of SARs to the Company’s senior management and employees. SAR awards are granted at a share price which is the lower of: (i) the average between the high and low sales price per share of the Company’s common stock on the grant date, or in case no such sale takes place on the grant date, the last date on which a sale occurred or (ii) the average closing sales price per share of the Company common stock for the fourteen trading days immediately preceding such date (“Granting Share Price”). Seventy-five percent of the SAR grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the SARs that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the SARs granted were subject to market condition vesting upon the Company’s common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days as determined in the sole discretion of the Company. On February 22, 2007, the Company’s common stock achieved the $50.00 threshold and the market condition SARs became fully vested. The SARs have a contractual term of five years. The aggregate number of shares of common stock which may be issued pursuant to the 2005 SAR Plan at the discretion of the grantees, shall be 200,000 shares. The SARs issued pursuant to the Sovintel SAR Plan provide for a cash only settlement. The related obligation is recorded as a liability in the consolidated financial statements.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2006	2007
Weighted-average volatility	42.5%	40.9%
Expected dividend yield	1.7%	—
Expected term	0.12 – 4.75 years	0.21 – 1.75 years
Risk-free rate	4.7%	3.5%
     A summary of activity under the SARs Plan, the Sovintel SARs Plan, and the SARs granted to the CEO outside of these plans, as of December 31, 2005, 2006 and 2007, and changes during the twelve months then ended are presented below:

	Year Ended December 31,
	2005			2006			2007
		Weighted			Weighted	Aggregate		Weighted	Aggregate
		Average	Aggregate		Average	Intrinsic		Average	Intrinsic
		Exercise	Intrinsic		Exercise	Value		Exercise	Value
	SARs	Price	Value	SARs	Price	(in thousands)	SARs	Price	(in thousands)
Outstanding at beginning of year	—	—		1,251,800	$29.19		1,293,800	$29.05
SARs granted	1,251,800	$29.19		177,000	27.94		—	—
SARs exercised	—	—		(20,200)	28.15		(926,334)	28.61
SARs expired	—	—		—	—		—	—
SARs forfeited	—	—		(114,800)	28.91		(48,600)	28.82

Outstanding at end of year	1,251,800	29.19	—	1,293,800	29.05	$23,007	318,866	30.38	$7,467

Exercisable at end of year	—	—	—	233,217	$28.63	$4,247	11,500	$28.29	$293
     The weighted-average fair value of SARs outstanding as of December 31, 2007 was $21.99 per SAR. As of December 31, 2007, there was approximately $1.9 million of total unrecognized compensation cost related to non-vested SARs awards. That cost is expected to be recognized over a weighted-average requisite service period of 0.9 years.
     The Company paid SARs of none, $0.3 million, and $26.8 million in 2005, 2006 and 2007, respectively.
     The Company has established the 1999 Equity Participation Plan of Golden Telecom, Inc. (the “Equity Plan”) and granted stock options to key employees and members of the Board of Directors of the Company. In April 2007, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved an amendment to the Equity Plan to increase the number of shares available under the Equity Plan by 1,000,000. The decision of the Board of Directors was ratified by the Company’s shareholders on May 17, 2007. Under the Equity Plan not more than 5,320,000 shares of common stock (subject to anti-dilution and other adjustment provisions) are authorized for issuance upon exercise of options or upon vesting of restricted or deferred stock awards. As of December 31, 2007, there were 1,893,350 securities remaining available for future issuance under the Company’s Equity Plan.
     The fair value of options granted under the Equity Plan in 2005 are estimated to be $13.44 per common share on the date of grant using the Black Scholes option pricing model with the following assumptions:

Year Ended December 31, 2005
Risk free interest rate	3.86%
Dividend yield	3.0%
Expected life (years)	3.0
Volatility	88%
     There were no options granted under the Equity Plan in 2006.
     The fair value of options granted under the Equity Plan in 2007 on the date of grant is estimated using the Monte Carlo simulation-based valuation model that uses the assumptions described in the table below.

Year Ended December 31, 2007
Risk free interest rate	4.98%
Dividend yield	—
Expected life (years)	4.2
Volatility	42%

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     On June 27, 2007, the terms of the outstanding SARs issued under the 2005 SAR Plan and the Sovintel SAR Plan were modified to cap the maximum payout to the employee at the closing sales price per share of the Company’s common stock on the NASDAQ on June 27, 2007, or $53.80. On June 27, 2007, the participants of the 2005 SAR Plan, the Sovintel SAR Plan, and the SARs granted to the CEO outside of these plans, were granted 829,950 stock options (one stock option for every capped SAR) with essentially the same terms as the capped SARs with the exercise price of $53.80.
     On June 28, 2007, the Company’s Board of Directors approved and the Company granted 621,870 options to senior management and key employees. Under the terms of the Company’s Equity Plan the options were granted at a share price which was the closing sales price per share of the Company’s common stock on the NASDAQ on the date immediately preceding the date of grant, which was $53.80 (“Option Granting Share Price”). Seventy-five percent of the options grant shall be subject to time vesting, one-third of which shall be and become vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the employee remains continuously employed by the Company until each such relevant date. The Option Granting Share Price shall increase by five percent on each anniversary date after the grant date in association with the options that shall be and become vested and nonforfeitable on each such anniversary date. Twenty-five percent of the options granted are subject to market condition vesting upon the Company’s common stock achieving an average closing trading price of at least $82.15 per share for thirty consecutive days as determined in the sole discretion of the Company. On October 18, 2007, the Company’s common stock achieved the $82.15 threshold and the market condition stock options became fully vested. The options have a contractual term of five years and were to be settled in stock only, but in connection with the merger in February 2008 the options were converted into the right to receive $105 in cash less the exercise price. The rights to receive cash continue to vest in accordance with their vesting schedule.
     Additional information with respect to stock options activity is summarized as follows:

	Year Ended December 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	517,013	$14.18	373,012	$14.31	157,915	$13.82
Options granted	2,500	26.32	—	—	1,549,820	55.85
Options exercised	(109,000)	13.31	(215,097)	14.66	(107,049)	30.66
Options expired	(12,500)	20.88	—	—	(12,660)	14.52
Options forfeited	(25,001)	14.00	—	—	(9,125)	55.46

Outstanding at end of year	373,012	14.31	157,915	13.82	1,578,901	53.69

Exercisable at end of year	369,817	$14.22	157,915	$13.82	736,858	$49.33
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Exercisable
		Weighted
		Average
	Number	Remaining
	Outstanding	Contractual	Intrinsic
Exercise Prices	and	Life	Value
at December 31, 2007:	Exercisable	(In Years)	(In thousands)
$12.00	62,154	3.6	$5,529
15.63	19,401	2.7	1,655
53.80	644,803	4.5	30,402
55.01	7,500	4.5	345
61.04	1,500	4.8	60
68.61	1,500	4.7	48

	736,858		$38,039

     The weighted-average fair value of stock options outstanding as of December 31, 2007 was $19.24 per stock option. As of December 31, 2007, there was approximately $9.9 million of total unrecognized compensation cost related to non-vested stock option awards.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13: Income Taxes
     The components of income before income taxes and minority interest were as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Pretax income (loss):
Domestic	$(8,405)	$(11,176)	$13,168
Foreign	125,272	142,582	205,352

	$116,867	$131,406	$218,520

     The following is the Company’s significant components of the provision for income taxes attributable to continuing operations:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Domestic — current	$—	$—	$—
Domestic — deferred	2,234	—	(19)
Foreign — current	41,630	44,242	76,348
Foreign — deferred	(6,048)	(3,825)	(18,018)

	$37,816	$40,417	$58,311

     The Company paid income taxes of $41.4 million, $43.4 million and $65.1 million in 2005, 2006 and 2007, respectively.
     US taxable income or losses recorded are reported on the Company’s consolidated US income tax return. The Company was allocated its proportionate share, $23.6 million, of GTS’ US net operating loss carry-forwards (“NOLs”) in 1999. As of December 31, 2007, the Company had NOLs for US federal income tax purposes of approximately $18.6 million expiring in fiscal years between 2019 through 2027. In 2005, the Company recorded a full valuation allowance for NOLs for US federal income tax purposes of $4.7 million. The Company also has NOLs for Cyprus tax purposes of approximately $20.6 million that do not expire. However, the Company has also recorded a valuation allowance for Cyprus NOLs since it does not anticipate recognizing taxable income in Cyprus.
     The reconciliation of the US statutory federal tax rate of 35.0% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007
Tax expense at US statutory rates	(35.0)%	(35.0)%	(35.0)%
Stock based compensation	—	0.1	(1.9)
Other non-deductible expenses	(4.8)	(4.8)	(3.7)
Different foreign tax rates	11.9	11.9	10.1
Change in valuation allowance	(4.2)	(2.4)	4.1
Other permanent differences	(0.3)	(0.6)	(0.3)

Tax expense	(32.4)%	(30.8)%	(26.7)%

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes major components of the Company’s deferred tax assets and liabilities:

	December 31,
	2006	2007
	(in thousands)
Deferred Tax Assets:
Net operating loss carry-forwards	$6,242	$8,569
Accrued expenses	10,034	23,104
Deferred revenue	13,940	19,463
Intangible assets	2,359	2,232
Fixed assets	294	701
Investment in affiliates	9,542	—
Other deferred tax assets	3,046	14,561
Valuation allowance	(21,092)	(12,248)

Total deferred tax asset	$24,365	$56,382

Deferred Tax Liabilities:
Accrued revenue	$693	$1,271
Deferred expenses	3,129	6,007
Intangible assets	26,606	56,478
Fixed assets	9,172	32,880
Other deferred tax liabilities	1,817	3,588

Total deferred tax liability	$41,417	$(100,224)

Net deferred tax liability	$(17,052)	$(43,842)

     The following table presents the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2007 attributable to different tax paying components in different tax jurisdictions:

	December 31,
	2006	2007
	(in thousands)
Deferred Tax Assets:
US tax component	$—	$—
Foreign tax component	24,365	56,382

Total deferred tax asset	$24,365	$56,382

Deferred Tax Liability:
US tax component	$—	$—
Foreign tax component	41,417	(100,224)

Total deferred tax liability	$41,417	$(100,224)

Net deferred tax liability	$(17,052)	$(43,842)

Note 14: Commitments and Contingencies
Leases
     The Company has various cancelable and non-cancelable operating lease agreements for equipment and office space with terms ranging from one to eight years. Rental expense for operating leases aggregated $9.8 million, $12.3 million, and $26.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.
     Future minimum lease payments under non-cancelable operating leases with terms of one year or more, as of December 31, 2007, are as follows: 2008 — $23.6 million, 2009 — $13.2 million, 2010 — $10.3 million, 2011 — $5.8 million, 2012 — $4.1 million, and thereafter — $1.6 million.
Other Commitments and Contingencies
     The Company has future purchase commitments of $138.8 million as of December 31, 2007, which primarily includes equipment, interconnect and satellite transponder capacity.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Matters
     The Company’s policy is to accrue for non-income tax contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Commonwealth of Independent States Taxes (“CIS Taxes”), the Company’s final CIS Taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and 2007. It is the opinion of management that the ultimate resolution of the Company’s CIS Tax liability, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any non-income tax contingencies associated with CIS Taxes, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.
     The Company’s wholly-owned Russian subsidiary, Sovintel is engaged in litigation with the Russian tax inspectorate in regard to claims issued by the tax inspectorate on September 25, 2006. The Russian tax inspectorate claimed that Sovintel owes taxes, fines and penalties in the amount of approximately $24.1 million for the years ended December 31, 2004 and 2005. On October 4, 2006, Sovintel filed a lawsuit against the tax inspectorate disputing the claims. Court hearings were held between November 8, 2006 and March 19, 2007. The first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. On April 3, 2007, the first instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. On April 28, 2007, the tax inspectorate appealed this decision. On July 16, 2007, the second instance court ruled in favor of Sovintel by dismissing the tax inspectorate’s claim. The tax inspectorate appealed this decision in the third instance court. The court hearing of the third instance court held on October 25, 2007 delayed consideration of the case by the third instance court until further notice from the court. Currently, the Company does not consider an unfavorable outcome probable for this claim.
     Starting in 2006, the Russian tax inspectorate, in the course of tax audits of Russian long-distance telecom operators, started to challenge the offset of Value Added Taxes (“VAT”) relating to the cost of international telecommunication services. Therefore, there is a risk that the Company may be assessed additional VAT, fines and penalties on similar issues. The amount of such risk relating to the years ended December 31, 2004 and 2005 is included in the $24.1 million tax claim currently disputed, as disclosed above. The amount of similar risk relating to the year ended December 31, 2007 is assessed as being up to $18.7 million. Should the Russian tax inspectorate assert such claim, the Company will dispute such claim and believes it will defend such action successfully. However, due to the fact that court cases on such matters are appearing for the first time, the expected outcome of such cases is currently unclear.
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
     In a letter dated December 20, 2006, several deputies of the State Duma wrote to the Russian General Prosecutor alleging that Sovintel was illegally providing domestic and international services prior to receipt of access codes. The letter states that because Sovintel had not yet received access codes to offer such services in the first, second and third quarter of 2006, then Sovintel was operating illegally in this respect. Further, the letter requests that the Prosecutor General’s office conduct an investigation of Sovintel’s activities and, if appropriate, charge those Sovintel officials responsible for the activities. Sovintel received the access codes in December 2006 and prior to construction of its Federal Transit Network was operating under its previous licenses. The Company believes that it was acting in accordance with Russian regulations and legislation and our licenses. On March 14, 2007, the Investigation Department of the Moscow Division of the Ministry of Interior Affairs issued a ruling against opening a criminal investigation. The issue is now resolved.
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Sovintel was engaged in litigation with a minority shareholder of Kubtelecom in regard to the shareholder’s claim that the shareholder’s pre-emptive right to acquire 74% ownership in Kubtelecom was breached. On December 4, 2006, the first instance court ruled in favor of the minority shareholder. On March 14, 2007, the second instance court ruled in favor of Sovintel by dismissing the minority shareholder’s claim. The minority shareholder appealed this ruling and on April 18, 2007, the third instance court ruled in favor of Sovintel. The shareholder appealed to the Supreme Arbitration Court of the Russian Federation and on July 11, 2007, the court denied the claim. The shareholder apparently failed to meet the deadline of October 18, 2007 to file a new claim with the Supreme Arbitration Court of the Russian Federation. The case is now closed. On December 28, 2007 the minority shareholder filed an application of withdrawal from Kubtelecom as of which date the 16.54% ownership interest of the minority shareholder was transferred to Kubtelecom by operation of law. Kubtelecom currently has an obligation to pay to the former minority shareholder the value of the ownership interest of approximately $2.3 million not later than June 30, 2008.
     On March 6, 2007, Rossvyaznadzor, a governmental body that reports to the Ministry of Information Technologies and Communications of the Russian Federation, warned Sovintel that it should remedy certain alleged violations in traffic routing. The allegation followed an inspection by Rossvyaznadzor of an independent operator, OAO Arctel (“Arctel”). Rossvyaznadzor believes that Sovintel inappropriately converted telephone traffic of Arctel into IP-telephone traffic and then incorrectly routed this traffic abroad. Sovintel carried out a full analysis of the routing of these calls. Following Sovintel’s review, the Company notified Rossvyaznadzor that the Company believes that Sovintel has not violated its licenses. Sovintel filed a lawsuit against Rossvyaznadzor and on May 17, 2007, the court turned down Sovintel’s lawsuit for procedural reasons that the license in question had been annulled and that there were no grounds for dispute. On May 29, 2007, Sovintel appealed this court decision and on June 26, 2007, Sovintel withdrew its lawsuit. On June 29, 2007, the court accepted Sovintel’s withdrawal of the lawsuit and revoked the decision of the first instance court. The term for appeal expired on November 29, 2007. The issue is now resolved.
     The Company was engaged in a regulatory dispute with the National Commission of Communication’s Regulation of Ukraine (“NCCR”) over a license, recorded at approximately $13.3 million, for wireless broadband radio frequencies issued to S-Line, a 75% owned Ukrainian subsidiary of the Company. On April 18, 2007, the first instance court ruled in favor of S-Line obliging the NCCR to re-register the license. NCCR appealed this decision and on August 3, 2007 the second instance court ruled in favor of NCCR. On August 8, 2007, S-Line filed an appeal of this decision to the Supreme Administrative Court of Ukraine. On September 11, 2007, the Supreme Administrative Court of Ukraine upheld the decision of the first instance court obliging the NCCR to re-register the license. Following the decision of the Supreme Administrative Court, NCCR took a decision on October 18, 2007 to re-issue the license to S-Line and did so shortly thereafter.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15: Related Party Transactions
     Revenue and cost of revenue with the Company’s equity investees, Alfa, Rostelecom, and Nye Telenor East Invest AS (“Telenor”), significant shareholders of the Company, were as follows, for the years ended December 31:

	2005	2006	2007
	(in thousands)
Revenue from equity investees	$363	$779	$1,118
Revenue from Rostelecom	646	1,953	4,051
Revenue from Telenor	470	593	623
Revenue from Alfa	3,158	4,552	5,535

	$4,637	$7,877	$11,327

Access and network services from equity investees	3,038	7,867	4,809
Access and network services from Rostelecom	23,979	33,721	43,814
Access and network services from Telenor	605	367	261
Access and network services from Alfa	—	—	103

	$27,622	$41,955	$48,987

     Accounts receivable and accounts payable with the Company’s Alfa, Rostelecom, and Telenor, significant shareholders of the Company, were as follows, at December 31:

	2006	2007
	(in thousands)
Accounts receivable from Rostelecom	$439	$559
Accounts receivable from Telenor	107	97
Accounts receivable from Alfa	681	935

	$1,227	$1,591

Accounts payable from Rostelecom	4,441	6,326
Accounts payable from Telenor	57	22
Accounts payable from Alfa	7	423

	$4,505	$6,771

     The Company maintains bank accounts with Alfa, which acts as one of the clearing agents for the payroll of the Russian staff of the Company. The balances at these bank accounts were minimal at December 31, 2006 and 2007. In addition, certain of the Company’s Russian subsidiaries maintain current accounts with Alfa. The amounts on deposit were $0.3 million at December 31, 2006 and $0.2 million at December 31, 2007.
     The Company purchased consulting services from Alfa in the amount of $0.5 million and $2.0 million in the years ended December 31, 2006 and 2007, respectively.
     In 2006 and 2007, the Company has entered into various agreements with Alfa to provide the Company with property and equipment liability insurance. The aggregate amount of remuneration paid for services during 2007 under these agreements was $0.4 million.
Note 16: Segment Information
Line Of Business Data
     The Company operates in four segments within the telecommunications industry. The four segments are: (1) Business and Corporate Services; (2) Carrier and Operator Services; (3) Consumer Internet Services; and (4) Mobile Services. The following table’s present financial information for both consolidated subsidiaries and equity investee ventures, segmented by the Company’s lines of business for the years ended December 31, 2005, 2006 and 2007, respectively. Transfers between lines of businesses are included in the adjustments to reconcile segment to consolidated results. The Company evaluates performance based on the operating income (loss) of each strategic business unit, among other performance measures.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Year Ended
December 31, 2005

Revenue from external customers	$387,532	$222,904	$44,484	$14,103	$—	$669,023	$667,379	$(4,449)	$2,805
Intersegment revenue	—	52	—	—	(52)	—	—	—	—
Operating income (loss)	102,415	27,894	(1,322)	3,523	(16,268)	116,242	115,942	(300)	—
Identifiable assets	494,266	323,278	67,511	2,855	21,759	909,669	882,211	(27,458)	—
Capital expenditures	89,386	32,879	8,360	367	132	131,124	130,775	(349)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Year Ended
December 31, 2006

Revenue from external customers	$487,970	$318,698	$48,744	$9,599	$—	$865,011	$854,617	$(18,074)	$7,680
Intersegment revenue	—	42	—	—	(42)	—	—	—	—
Operating income (loss)	125,543	31,574	(7,999)	722	(18,514)	131,326	127,211	(4,115)	—
Identifiable assets	611,275	428,684	107,966	14,543	(20,677)	1,141,791	1,107,190	(34,601)	—
Capital expenditures	105,291	45,542	21,626	13,069	95	185,623	179,772	(5,851)	—

								Adjustments to Reconcile
								Business Segment to
								Consolidated Results
	Business	Carrier			Corporate,	Business		Equity
	and	and	Consumer	Mobile	Other &	Segment	Consolidated	Method	Affiliate
	Corporate	Operator	Internet	Services	Eliminations	Total	Results	Ventures	Adjustments
	(in thousands)
Year Ended
December 31, 2007

Revenue from external customers	$719,085	$493,843	$77,053	$18,087	$—	$1,308,068	$1,292,899	$(20,426)	$5,257
Intersegment revenue	—	7	—	—	(7)	—	—	—	—
Operating income (loss)	188,200	45,708	(25,398)	2,028	(38,450)	172,088	169,364	(2,724)	—
Identifiable assets	958,733	602,973	403,024	36,554	37,952	2,039,236	1,998,891	(40,345)	—
Capital expenditures	183,761	68,046	70,769	7,669	5,021	335,266	326,184	(9,082)	—

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Data
     Revenues from external customers are based on the location of the operating company providing the service.
     The Company operated within two main geographic regions of the CIS: Russia and Ukraine. Geographic information as of December 31, 2005, 2006 and 2007 is as follows:

			Corporate,
			Other
			Countries &	Consolidated
	Russia	Ukraine	Eliminations	Results
	(in thousands)
Year ended December 31, 2005
Revenue	$593,640	$73,816	$(77)	$667,379
Long-lived assets	374,676	39,121	13,755	427,552

Year ended December 31, 2006
Revenue	$766,169	$81,819	$6,629	$854,617
Long-lived assets	504,527	57,878	16,063	578,468

Year ended December 31, 2007
Revenue	$1,190,601	$105,319	$(3,021)	$1,292,899
Long-lived assets	926,000	73,879	37,509	1,037,388
Note 17: Supplemental Cash Flow Information
     The following table summarizes significant non-cash investing and financing activities for the Company.

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Issuance of common stock in connection with an acquisition	$—	$—	$142,130
Capitalized leased assets	3,580	—	18,407
Amounts payable in connection with business acquisitions	885	378	—
Capitalized interest	—	—	5,901
Note 18: Long Term Incentive Bonus Program
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

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19: Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data is as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006(2)(3)
	(in thousands, except per share data)
Revenues	$178,140	$196,968	$228,717	$250,792
Access and network services (excluding depreciation and amortization)	93,393	105,608	128,153	147,235
Gross Margin	84,747	91,360	100,564	103,557
Selling, general and administrative (excluding depreciation and amortization)	33,881	33,569	37,505	47,853 (4)
Net income	18,785	22,645	24,229	19,841
Net income per share(1)- basic	0.52	0.62	0.66	0.54
Net income per share(1)- diluted	0.51	0.62	0.66	0.54

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(in thousands, except per share data)
Revenues	$255,739	$297,669	$350,391	$389,100
Access and network services (excluding depreciation and amortization)	150,095	171,633	202,004	217,629
Gross Margin	105,644	126,036	148,387	171,471
Selling, general and administrative (excluding depreciation and amortization)	48,986	44,797	63,316	84,817 (5)
Net income	16,719	32,263	74,375	29,242
Net income per share(1)-basic	0.46	0.85	1.85	0.72
Net income per share(1)- diluted	0.45	0.85	1.84	0.71

(1)	The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	The operating results for the fourth quarter of 2006 include the impact of a $2.8 million change in estimate with respect to the Company’s allowance for doubtful accounts.

(3)	The operating results for the fourth quarter of 2006 include the impact of $2.6 million due to the reversal of liabilities to a former shareholder because of the expiration of the statute of limitations.

(4)	Includes SARs expense of $13.8 million.

(5)	Includes stock option expense of $7.5 million and SARs expense of $2.1 million and $3.7 million of expenses related to the merger as discussed in Note 20.
Note 20: Subsequent Events
Merger Transaction
     On December 21, 2007, the Company, VimpelCom Finance B.V. (“Parent”) and Lillian Acquisition, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Merger Sub commenced a tender offer to purchase, at a price of $105.00 per share in cash without interest (and less any amounts required to be deducted and withheld under any applicable law), any and all outstanding shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) on the terms and subject to the conditions specified in the offer to purchase dated January 18, 2008, as amended (the “Offer to Purchase”) and related letter of transmittal (which, together with any supplements or amendments thereto, collectively constitute the “Offer”). The Offer closed on February 27, 2008 and the Company became a majority owned subsidiary of Merger Sub.
     On February 28, 2008, Merger Sub and the Company filed a Certificate of Ownership and Merger pursuant to which the Merger Sub was merged with and into the Company (the “Merger”). As a result of the Merger, the Company will continue as the surviving corporation and will be a direct wholly owned subsidiary of Parent and an indirect wholly owned subsidiary of VimpelCom.

GOLDEN TELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a result of the Merger, the Company no longer fulfills the numerical listing requirements of the NASDAQ. Accordingly, on February 28, 2008, at the Company’s request, NASDAQ filed with the SEC a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25. Pursuant to Rule 12d2-2 under the Exchange Act, the delisting of the Shares from NASDAQ was effective on March 10, 2008 and the Company’s reporting obligations under Section 12(b) of the Exchange Act were suspended as of that date. Trading of the Company’s Common Stock on NASDAQ ceased as of the close of trading on February 28, 2008. The Company’s Common Stock will be deregistered under Section 12(b) of the Exchange Act no later than ninety (90) days after the date of the Form 25. The Company also intends to file with the SEC a Certification on Form 15 under the Exchange Act to suspend the Company’s remaining reporting obligations under the Exchange Act.
     40,373,791 shares of the Company’s common stock were retired as a result of the Merger.
     In addition, the Company, as the surviving corporation in the Merger, assumed Merger Sub’s obligations under an Unsecured Loan Agreement for up to $4.15 billion, dated February 15, 2008, by and between VimpelCom and Merger Sub (the “$4.15 Billion Loan Agreement”) and the Amended and Restated Unsecured Loan Agreement for up to $41.4 million, dated December 21, 2007, between Merger Sub and VimpelCom (the “$41.4 Million Loan Agreement” and, together with the $4.15 Billion Loan Agreement, the “Intercompany Loan Agreements”). In connection with the Company’s assumption of Merger Sub’s obligations under the Intercompany Loan Agreements, on February 28, 2008, the Company entered into a Subordination Deed (the “Subordination Agreement”) with VimpelCom and Citibank International plc as agent, pursuant to which the Intercompany Loan Agreements have been subordinated to the Company’s obligations under the Facility Agreement. The Subordination Agreement includes a provision that gives VimpelCom the right, at any time or from time to time and on such terms as it may choose, to convert all or part of the Company’s obligations to VimpelCom, including under the Intercompany Loan Agreements, into equity capital in the Company.
     Subject to the Subordination Agreement, the Intercompany Loan Agreements provide for VimpelCom to make advances of funds to Merger Sub in an aggregate amount up to approximately $4.20 billion. As of the time of the consummation of the Merger, Merger Sub had borrowed approximately $3.84 billion under the Intercompany Loan Agreement. Amounts advanced under the $4.15 Billion Loan Agreement and $41.1 Million Loan Agreement accrue interest at a rate of three percent (3%) per annum and six percent (6%) per annum, respectively. Each advance under the Intercompany Loan Agreements becomes due and payable, together with accrued interest on the amount of such advance, no later than six months from the date of such advance. The Intercompany Loan Agreements contain customary representations and warranties and events of default customary for VimpelCom intercompany loan agreements. Subject to the Subordination Agreement, payment of outstanding amounts due under the Intercompany Loan Agreements may be accelerated by VimpelCom upon an event of default.
     In connection with the Merger, the Company incurred an investment banking fee of approximately $15.2 million, legal fees of approximately $8.0 and bonuses to members of the special committee and certain eligible employees of approximately $1.8 million. Approximately $1.2 million of the investment banking fee, approximately $2.4 million of the legal fees and approximately $1.3 million of the bonuses to members of the special committee and certain eligible employees were recognized during 2007. The remaining costs will be recognized in the first quarter of 2008. In addition, the Company made change of control payments of approximately $3.8 million in the first quarter of 2008.
Share-Based Payments
     In January 2008, stock options were granted to Corbina’s employees with respect to approximately 3.99% of Corbina’s share capital under the 2007 Corbina Stock Option Plan approved by Corbina’s Board of Directors at the general shareholder’s meeting on December 11, 2007. The stock options will be settled in cash by the Company.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
     As described below, five material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses identified, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting.
     Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework”.
     As a result of management’s evaluation of our internal control over financial reporting, management identified five material weaknesses in our internal control. These material weaknesses are described below.
     On May 28, 2007, we completed the acquisition of Corbina. As permitted by the rules of the SEC, we decided to exclude the Corbina businesses from our assessment of the effectiveness of its internal control over financial reporting for the year ended

December 31, 2007, the year of acquisition. The results of operations of Corbina have been included in the consolidated financial statements of Golden Telecom for the period from June 1, 2007 through December 31, 2007. Total and net assets, total revenues and net income subject to Corbina’s internal control over financial reporting represented 14.4%, 6.5%, 6.9% and 0.3% of our consolidated total and net assets, total revenue and net income as of and for the year ended December 31, 2007. Management continues to evaluate the acquired companies’ internal controls over financial reporting and has so far identified the following weaknesses in Corbina’s internal control that it believes rise to the level of material weaknesses in our internal control:
1. Ineffective controls over accounting for revenues and billing process
     We did not design and maintain effective controls over the accounting for revenues at Corbina. Specifically, the controls over the INAC billing system were not designed and operating effectively to ensure the completeness and accuracy of related revenues. This material weakness did not result in material adjustments to our consolidated financial statements; however, there is a reasonable possibility that due to this control deficiency a material misstatement of our consolidated financial statements related to the revenue and respective advances received from customers line items will not be prevented or detected on a timely basis.
2. Ineffective controls over financial statement closing process
     We did not maintain effective controls over accounting for non-routine transactions or accounting estimates at our Corbina subsidiary. Furthermore, we did not have effective controls over the completeness, accuracy, validity and restricted access over complex spreadsheets used by the Corbina subsidiary for the transformation of statutory accounts into U.S. GAAP. This material weakness resulted in material audit adjustments to several of our significant accounts, including accounts payable and accrued liabilities, allowance for doubtful accounts, income taxes, tax contingencies and foreign currency translation. Furthermore, the material weakness resulted in spending more time to complete the preparation and the annual audit of our consolidated financial statements and late filing of this report.
3. Lack of controls over construction in process and fixed assets management
     We did not maintain effective controls over recording of requisitions of equipment and spare parts from warehouses to construction at Corbina. We also did not have systems and controls in place to track existence of construction in process, and construction costs by project to ensure timely commissioning and start of depreciation of fixed assets already placed in service. The lack of timely reconciliation procedures and deficient recordkeeping controls result in material weakness in this area such that there is a reasonable possibility that due to these control deficiencies a material misstatement will not be prevented or detected on a timely basis.
4. Insufficient U.S. GAAP qualified accounting and finance personnel
     Given the manual US GAAP closing process as it relates to non-routine transactions and estimates, we did not have sufficient and skilled accounting and finance personnel necessary to close our books under U.S. GAAP at our Corbina subsidiary. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weaknesses described above.
5. Accounting for stock based compensation
     During the quarter ended June 30, 2007, we determined that there was a mathematical mistake made in the calculation of the compensation expense for stock appreciation rights (“SARs”) for the three months ended March 31, 2007, which resulted in a $2.8 million overstatement of such expense for that three-month period. We filed with the SEC Amendment No. 1 to Form 10-Q/A to restate our unaudited financial statements as of and for the three months ended March 31, 2007. Management has concluded that this error reflected a material weakness in the controls over the clerical accuracy of Golden Telecom’s SARs stock-based compensation computations at March 31, 2007. During 2007, there were other errors identified in the calculation of the compensation expense for SARs and stock options, which prevent us from concluding that the material weakness has been remediated.
     As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2007 based on the “Internal Control—Integrated Framework” set forth in COSO.
     The effectiveness of our internal controls over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLC, an independent registered public accounting firm. Their attestation report on internal control over financial reporting is set forth below.

Remediation activities and Changes in Internal Control over Financial Reporting
Remediation Activities
     Management believes the measures that were implemented to remediate the material weaknesses that had a material impact on our internal control over financial reporting since December 31, 2007, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods. We expect our remediation efforts for each material weakness identified above to continue in 2008. To remediate these material weaknesses, we have adopted or will adopt the following changes:
•	With respect to the material weakness from the first to the fourth, described above, we initiated a dedicated project on assessment of internal controls in Corbina. As a result of these efforts an action plan on remediation of all significant findings, including the material weaknesses described above, has been prepared and approved by the management. Execution of the action plan is in progress and it is to be completed in 2008. We also continue to recruit and hire additional qualified staff. We deployed Golden Telecom employees in the performance of more extensive procedures in connection with the December 31, 2007 consolidated Golden Telecom financial statement close process in response to the identified Corbina’s material weaknesses and to ensure the accuracy of Golden Telecom’s consolidated financial reporting. Further, we plan to increase Corbina’s training efforts for certain of its personnel.

•	With respect to the fifth material weakness, described above, we implemented additional manual controls and procedures over the computations made and recorded for our stock-based compensation expense. We plan to revise the calculation of stock-based compensation expense and implement additional manual and automated controls over the calculation process.
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period covered by this annual report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the matters described in this Item 9A, there have not been any changes in internal control over financial reporting that occurred during the three month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Golden Telecom, Inc.
     We have audited Golden Telecom, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Corbina which Golden Telecom, Inc. acquired on May 28, 2007. Total and net assets, total revenues and net income subject to Corbina’s internal control over financial reporting represented 14.4%, 6.5%, 6.9% and 0.3% of Golden Telecom, Inc. consolidated total assets, net assets, total revenue and net income as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Corbina.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses has been identified and included in management’s assessment.
Accounting and Finance Personnel
     The Company did not have sufficient and skilled accounting and finance personnel necessary to timely, consistently and appropriately close the Company’s books under U.S. GAAP at its Corbina subsidiary. This material weakness resulted in adjustments to several of the Company’s significant accounts and disclosures, was most notably observed with respect to the recording of non-routine transactions and the determination of estimated amounts, and contributed to other material weaknesses described below.
Financial Statement Close Process
     The Company did not maintain effective controls over accounting for non-routine transactions or accounting estimates at its Corbina subsidiary. Furthermore, the Company did not have effective controls over the completeness, accuracy, validity and restricted access of complex spreadsheets used by the Corbina subsidiary for the transformation of statutory accounts into U.S. GAAP. This material weakness resulted in material audit adjustments to several of the Company’s significant accounts, including accounts payable and accrued liabilities, allowance for doubtful accounts, income taxes, tax contingencies and foreign currency translation.
Construction in process and fixed assets management
     At its Corbina subsidiary, the Company did not maintain effective controls over the recording of requisitions of equipment and spare parts from warehouses to construction in process. It also did not have systems and controls in place to track the existence of construction in process and construction costs by project to ensure timely commissioning and commencement of depreciation of fixed assets already placed in service. The lack of timely reconciliation procedures and deficient recordkeeping controls resulted in material audit adjustments to fixed asset, accumulated depreciation and depreciation expense of the Company.
Revenue
     The Company did not design and maintain effective controls over the accounting for revenues at its Corbina subsidiary. Specifically, the controls over the INAC billing system were not designed and operating effectively to ensure the completeness and accuracy of revenues. This material weakness did not result in material adjustments to the Company’s consolidated financial statements; however, there is a reasonable possibility that due to this control deficiency a material misstatement of the Company’s consolidated financial statements related to the revenue and advances received from customers accounts will not be prevented or detected on a timely basis.
Stock Based Compensation
     The Company did not maintain effective management review controls over the accounting for stock based compensation. Specifically, the Company incorrectly computed expense related to stock appreciation rights in the first and second quarters of 2007 and inappropriately applied forfeiture rate assumptions when computing the amount of compensation expense for stock options which became fully vested as of December 31, 2007. The deficiencies in the Company’s controls over computation and reporting of stock based compensation expense resulted in adjustments to equity, cost of sales and general and administration expenses. This material weakness was observed and reported in the Company’s interim quarterly filings and given the audit adjustments recorded in the Company’s year end financial statements for the relevant significant accounts, the deficiencies giving rise to this material weakness have not been remediated as of December 31, 2007.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.
     In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Golden Telecom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLC
Moscow, Russia
March 17, 2008
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors and Executive Officers of the Registrant
The Board of Directors
     The size of our Board is currently set at ten directors. The following table, prepared from the information furnished to us, sets forth, with respect to each current director, the name, age of the individual as of January 31, 2008, present principal occupation, employment history during the last five years and business address. As of March 14, 2008, there were seven directors on the Board.

Peter Covell Age 52	Mr. Covell has served as Chief Operations Officer of OAO Vimpel Communications (“VimpelCom”) since May 2006. From 2004 until 2006, Mr. Covell served as Chief Operations Officer at the Bulgarian Telecommunication Company, a telecommunications services provider. Mr. Covell served as Technical Consultant at Advent International, a private equity firm, from 2002 until 2004. Mr. Covell’s business address is 4 Krasnoproletarskaya, Moscow, Russia, 127006.

Patrick Gallagher Age 52	Mr. Gallagher, a citizen of the United Kingdom, has over 25 years experience in international telecommunications. In October 2007, Mr. Gallagher was appointed as a non-executive director of Harmonics Inc., a US publicly listed global provider of high performance video solutions to broadcast, cable, telecom, and other industries. In January 2008, he was appointed Chairman of Macro4 plc, a global software solutions company. From April 2004 to October 2007 he was a member of the Supervisory Board of Getronics NV, a Dutch listed global ICT solutions and services company. From April 2006 until March 2007, Mr. Gallagher was non-executive Vice Chairman of FLAG Telecom Group, a global company which owns and manages an extensive sub sea optical fiber network spanning four continents and serving the business markets of Asia, Europe, Middle East and the U.S. From March 2003 until March 2006, Mr. Gallagher was Executive Vice Chairman and Chief Executive Officer of FLAG Telecom Group. Prior to joining FLAG in March 2003, he had a 17 year career with British Telecommunications plc (“BT”). Initially, Mr. Gallagher held the position of Commercial Advisor and Commercial Director of BT and in 1994 he was appointed Director of Business Development to lead BT’s international expansion and investment strategy. He was President of BT Europe from January 1996 until July 2000 where he grew and managed BT’s European operations to include 12 equity joint venture companies and five subsidiaries, generating over £6 billion in annual revenue. Subsequently, he sat on BT’s Executive Committee as Group Strategy and Development Director where he was central to BT’s restructuring and strategic re-positioning. Before joining BT, Mr. Gallagher spent eight years with Racal Electronics, managing international communications projects in Europe, the Middle East and South America. Mr. Gallagher is a graduate of Warwick University with a degree in Economics and Industry.

Alexander Gersh Age 43	Mr. Gersh has served as Chief Financial Officer of NDS Group plc, a provider of technology solutions for digital pay-TV, since January 2005. From 2003 until December 2004, Mr. Gersh served as Chief Financial Officer of FLAG Telecom, a telecommunications services provider. Mr. Gersh has been a member of VimpelCom’s Audit Commission since June 2003 and the Chairman of VimpelCom’s Audit Commission since 2004. Mr. Gersh is a member of the Institute of Certified Public Accountants. Mr. Gersh’s business address is 1 Heathrow Boulevard, 28-6 Bath Road, West Drayton, Middelsex, UB7 0DQ, United Kingdom.

David Herman Age 62	Mr. Herman, a citizen of the United States, has served in senior executive positions throughout the world, including the Commonwealth of Independent States (“CIS”). He retired in 2002 from the position of Vice President of General Motors Corporation for Russia and the CIS after 29 years with General Motors and since 2002 has been a consultant to General Motors. Mr. Herman was instrumental in the establishment of a $340 million car plant by General Motors, Avtovaz and the European Bank for Reconstruction and Development. Prior to his appointment with General Motors in the Commonwealth of Independent States, Mr. Herman served as Chairman of Adam Opel A.G., and served as President of SAAB Automobile.

Dmitry A. Pleskonos Age 43	Mr. Pleskonos has served as Executive Vice President, Business Development for the CIS at VimpelCom since May 2007. From January 2007 until May 2007, Mr. Pleskonos served as Vice President, General Manager for the Moscow Region of VimpelCom. From January 2006 until January 2007, Mr. Pleskonos served as General Manager for the Moscow Region of VimpelCom. From July 2004 until January 2006, Mr. Pleskonos served as Sales Director of VimpelCom. From May 2002 until June 2004, Mr. Pleskonos served as Sales Operations Director for Russia and CIS countries at Mars LLC, a consumer products manufacturer. Mr. Pleskonos’s business address is 4 Krasnoproletarskaya, Moscow, Russia, 127006.

Elena A. Shmatova Age 48	Ms. Shmatova has served as Chief Financial Officer of VimpelCom since January 2003 and as Executive Vice President since October 2005. Ms. Shmatova served as Vice President of VimpelCom from June 2004 to October 2005. Ms. Shmatova’s business address is 4 Krasnoproletarskaya, Moscow, Russia, 127006.

Jean-Pierre Vandromme Age 53	Mr. Vandromme, a citizen of Belgium, has served as the Chief Executive Officer of the Company since September 1, 2005. Mr. Vandromme is also the founder and Chairman of VoIP.co.uk, a United Kingdom based company, and is a Board member of Completel, Ventelo Sweden and Norway, and was a Board member of Axxessit. From 2001 to 2003, Mr. Vandromme was Chairman, President and Chief Executive Officer of VENTELO Europe and from 1994 to 2001, Mr. Vandromme served in a variety of positions with Global TeleSystems, Inc. (“GTS”), including as President of GTS-Business Services.
     Other than Mr. Vandromme, none of the directors holds any other position with us.
Executive Officers who are not directors
     Our executive officers and their ages and positions as of March 14, 2008 are as follows (other than Mr. Vandromme’s information, which is set forth above):

Alexander Vinogradov President Age 53	Mr. Vinogradov, a citizen of Russia, became President and Chief Executive Officer of the Company in November 2001. Mr. Vinogradov has served on the Executive Committee of the Board since his initial election as a Director until May 2005. Prior to joining the Company as President and Chief Executive Officer, Mr. Vinogradov worked at EDN Sovintel LLC (“Sovintel”) as General Director from November 1995. Before his appointment as General Director, Mr. Vinogradov worked at Sovintel as Commercial Director, Head of Marketing and Sales and Head of Marketing and Development. Prior to his employment with Sovintel, Mr. Vinogradov worked for over 10 years at the Main Centre for Management of Long-Distance Communications of the USSR where he was in charge of numerous commercial and technical development programs. Mr. Vinogradov holds a degree from Moscow Telecommunications Institute and is a Member of the International Academy of Telecommunications. In 2003 he became a Master of Communications of the Russian Federation.

Boris Svetlichny Senior Vice President, Chief Financial Officer (CFO) and Treasurer Age 46	Mr. Svetlichny, a citizen of the United States, was appointed as Senior Vice President, Chief Financial Officer (CFO) and Treasurer in March 2006. From October 2004, Mr. Svetlichny served as the Financial Controller of Bulgarian Telecommunications Company Plc (“BTC”), the Bulgarian incumbent telecommunications operator. Prior to joining BTC, Mr. Svetlichny was a Partner from 2003 to 2004 with VSRK Associates Ltd., a United Kingdom based management consulting company. From 2000 to 2003, Mr. Svetlichny was the Director and Vice President of Finance of Ventelo (UK) Ltd. for its Western European operations, and from 1994 to 2000, Mr. Svetlichny served in a variety of positions with GTS, including Director of Finance of GTS’ Business Services and Finance Director of Sovintel. Mr. Svetlichny holds a BBA in Accounting from the University of Massachusetts and a MSIA (MBA) from Carnegie-Mellon University in the USA.

Ilya Smirnov Vice President, General Counsel and Corporate Secretary Age 40	Mr. Smirnov, a citizen of Russia, was appointed Vice-President, Acting General Counsel and Corporate Secretary of the Company in July, 2006. Mr. Smirnov became General Counsel in June 2007. Mr. Smirnov has been working for us as legal counsel and Director of Legal Department of Sovintel since 1995. He graduated from the Moscow State Institute of International Relations in 1989 and has an MBA degree from Dowling College of 2002. Mr. Smirnov has a strong background in business development and a deep knowledge of both Russian and Western law with extensive work experience and high professional skills.

Michael Wilson Vice President, Corporate Controller and Principal Accounting Officer Age 38	Mr. Wilson, a citizen of the United States, was appointed Vice President, Corporate Controller and Principal Accounting Officer of the Company in July 2003, having joined the Company as the Director of Financial Reporting in September 1999. From November 1997 until September 1999, Mr. Wilson was Accounting and Finance Special Projects Director of GTS. Prior to that, Mr. Wilson worked as the General Ledger Accounting Manager for Computer Sciences Corporate in Washington, DC. Mr. Wilson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Wilson holds a Bachelors Degree in Accounting from Fairmont State College and a Masters Degree in Accounting from West Virginia University.

Kevin Cuffe Vice President, Head of the BCS & Customer Care Business Units Age 47	Mr. Cuffe, a citizen of the United States, has been with the Company since 1998 where he previously served as Commercial Director for Sovintel. He came to the Company after 15 years with AT&T and worked in the Russian and European telecom markets from 1992 in a variety of senior management roles. In Russia, he led the commercial activities of AT&T’s first Russian joint venture. In Italy, he was AT&T’s Business Services Director charged with the development and extension of the Business Service offerings of AT&T in Southern Europe, the Middle East and Africa. He holds a Bachelor of Business Administration degree from the University of Miami and an MBA from San Diego State University.
Section 16(a) Beneficial ownership reporting compliance
     Based upon our records and other information, we believe all of our directors and executive officers and other stockholders who may own 10% or more of our common stock have complied with the requirements of the Securities and Exchange Commission (“SEC”) to report ownership and transactions that change ownership.
Conduct guidelines
     We have adopted our “Conduct Guidelines”, a code of ethics that applies to all employees, including its executive officers. A copy of the Conduct Guidelines is posted on our Internet site at http://www.goldentelecom.com. In the event that we make any amendment to, or grants any waivers of, a provision of the Conduct Guidelines that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on its Internet site.
Audit Committee financial expert
     The Board of Directors has determined that the Audit Committee members are financially literate under the current listing standards of the Nasdaq National Market and able to devote sufficient time to serving on the Audit Committee. The Board has also determined that Mr. Alexander Gersh is currently the Audit Committee financial expert as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934. The Board has also determined that Mr. Gersh is “independent” as defined by the Nasdaq National Market. The Board made a qualitative assessment of Mr. Gersh’s level of knowledge and experience based on a number of factors, including his formal education and experience.
ITEM 11. Executive Compensation
Compensation Committee Report
     The Compensation Committee of the Board, which is composed of independent directors and has the principal responsibilities described below, has furnished the following report:
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2007. Based upon such review and discussions, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis for the year ended December 31, 2007 be included in the our Annual Report on Form 10K for filing with the SEC.
David Herman, Chair
Patrick Gallagher

Compensation Discussion and Analysis
Overview of Compensation Program
     The Compensation Committee has responsibility for seeking to ensure that our compensation practices and policies are consistent with and serve the best interests of our stockholders. The Compensation Committee seeks to ensure that the total compensation paid to the executive officers is fair, reasonable and competitive and seeks to incentivize the maximization of sustainable stockholder value.
     Throughout this Annual Report on Form 10-K, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2007, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”
Compensation Philosophy and Objectives
     The objective of our compensation program for the named executive officers is to attract, motivate and retain suitable candidates for these positions. We currently compensate our senior management with a mix of base salary, bonus, stock appreciation rights (“SARs”) and stock options. This combination of compensation is designed to align management’s interests with the long term interests of our stockholders through stock options and SARs while at the same time providing an appropriate base salary tied to the named executive officer’s position and a bonus program designed to reward strong performance in the short term. The Compensation Committee uses its judgment and experience and considers the recommendations of management in determining the mix of compensation. Management also relies on benchmarking surveys on executive compensation from time to time completed by outside consultants when making recommendations to the Compensation Committee. The Compensation Committee also informs itself of market practices for compensation related decisions. The Compensation Committee reviews total short-term and long-term compensation annually and, as part of this review process, meets personally with our senior management and a number of the named executive officers to discuss their compensation, short and long term goals, and aspirations.
     Historically, the Compensation Committee has not granted equity linked compensation annually; however, such compensation has been awarded from time to time. With the appointment of our new Chief Executive Officer in late 2005, the Compensation Committee decided to provide further incentives to the new Chief Executive Officer and other named executive officers by providing equity-linked compensation in the form of SARs. SARs were chosen instead of options, which were awarded in the past, due to the fact that the SARs that were granted have very little dilutive effect on stockholders, however, it was found that the SARs led to increased volatility of related expenses. Consequently, in June 2007, the value of each outstanding SAR was capped at $53.80. Stock options were then granted with an exercise price of $53.80 in amounts equal to the number of capped SARs. The Compensation Committee also approved additional grants of stock options which were granted in June 2007. It is not expected that SARs will be granted in the near future. While stock options may continue to be awarded in the future as part of the total mix of compensation for senior management, the Compensation Committee does not have a pre-determined schedule for additional grants. The Compensation Committee expects to review the awarding of grants annually.
Elements of Compensation
Base Salary
     We provide named executive officers with base salary to compensate them for services rendered during the fiscal year and to provide an appropriate lifestyle given their professional status and accomplishments. Our Chief Executive Officer’s salary was increased in 2007 to $600,000, an amount that the Compensation Committee concluded is appropriate, given Mr. Vandromme’s contribution to our growth and increase in service offerings. Base salaries reflect levels that the Compensation Committee considers appropriate based on general experience.
Bonus
     The named executive officers, with the exception of the Chief Executive Officer, are participants in the our Bonus Plan for employees with an internal grade of 14 or higher (“Bonus Plan”). The purpose of the Bonus Plan is to reward those managers who contribute to our success and profitability. The Bonus Plan aims to coordinate the interest of the managers with the interests of the Company so that goals of the managers are aligned with those of the Company and that high quality work of the managers is rewarded. Under the Bonus Plan, bonuses are awarded on the basis of our performance and individual performance. Determinations regarding bonus payments to employees for 2007 have not yet been made us and the Compensation Committee.

Company Performance
     Our performance aspect of the Bonus Plan for 2007 is based on Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) for 2007 compared to the our budget for 2007 (the “Company Key Performance Indicator”). The results are determined following the final audit of our financial results by our external auditors. The Company Key Performance Indicator coefficient can be between 0 and 1.5. There are three set EBITDA targets, which excludes, among other costs, equity-based compensation costs. If the EBITDA for 2007 is more than EBITDA of $333 million, then the Company Key Performance Indicator coefficient for that Company Key Performance Indicator will be 1.5. If the EBITDA is less than $292.5 million, then the Company Key Performance Indicator coefficient will be 0. EBITDA results between $292.5 million and $312 million will produce a Company Key Performance Indicator coefficient of 0.5. EBITDA results above $312 million and up to and including $333 million will produce a Company Key Performance Indicator coefficient of 1. Adjustments to the Key Performance Indicator for EBITDA results between $292.5 million and $333 million will be made on a linear basis. The Company performance coefficient is derived by taking the Company Key Performance Indicator coefficient, multiplying each by 100% to give a percentage. EBITDA for 2007 is $338.7 million.
Individual Performance
     Each participant under the Bonus Plan has been assigned a seniority grade under the Watson Wyatt grading system, based on his or her job responsibilities. The seniority grade determines the percentage of the named executive officer’s salary which can form the basis for the officer’s bonus (the “Bonus Target”). With the exception of one named executive officer’s Bonus Target which is 35% of his annual base salary and Mr. Vandromme, who does not participate in the Bonus Plan, the other named executive officers have Bonus Targets of 50% of their annual base salaries. The performance of named executive officers who report directly to the Chief Executive Officer are evaluated by the Chief Executive Officer. Named executive officers who do not report directly to the Chief Executive Officer are evaluated by a colleague with a higher seniority grade chosen by the named executive officer’s supervisor. The named executive officer’s supervisor then reviews the evaluations and provides his or her additional feedback and evaluation, which results in the personal coefficient determined by the named executive officer’s supervisor for the bonus. This coefficient ranges from 0 to 200%.
Bonus calculation
     The named executive officer’s total bonus amount is arrived at by multiplying the our performance coefficient by the Bonus Target and then multiplying that amount by the named executive officer’s personal coefficient. There is also a bell curve for the Bonus Plan that is set such that 5% of Bonus Plan participants will receive a personal coefficient of 200%, 15% will receive a personal coefficient of 150%, 60% will receive a personal coefficient of 100%, 15% will receive a personal coefficient of 50% and 5% will receive a personal coefficient of 0%. The bell curve is applied on both a departmental and Company wide basis to the personal coefficients. The bell curves may have a variance of 5% on each of the percentages indicated above. The personal coefficients of Bonus Plan participants may be adjusted so that personal coefficients fit into the required bell curves for the Bonus Plan.
Bonus for the Chief Executive Officer
     The Compensation Committee reviewed the performance of the Chief Executive Officer for 2006 and recommended to the Board a bonus of $375,000 for Mr. Vandromme, which represented 100% of his target bonus under his employment agreement. In 2007, Mr. Vandromme’s bonus target was increased to $500,000; however, we have not finalized our financial results for 2007 and the Compensation Committee has not recommended a bonus amount for Mr. Vandromme for 2007. Mr. Vandromme’s target bonus is in two parts. Forty percent of his target bonus is based on four key performance indicators, equally weighted (the “Vandromme Key Performance Indicators”). Sixty percent of his target bonus depends on us achieving certain EBITDA targets, as detailed below. The Vandromme Key Performance Indicators are Mr. Vandromme (i) continuing to represent us with government, the media and community in general and developing the Golden Telecom brand in its markets in a manner that protects our ethical standards and image at large, (ii) assuring sustainable management, including development of progression and succession planning for the management group, (iii) continuing our regional expansion strategy, including demonstrating the integration and early synergies of newly-acquired businesses, and (iv) instituting a “Go Fast” system within the Company and assuring that all of Mr. Vandromme’s direct reports attend at least one “Go Fast” session per fiscal quarter.
     Sixty percent of Mr. Vandromme’s bonus is based on the EBITDA as described above. The results are determined following the final audit of our financial results by our external auditors. If the EBITDA for 2007 is more than $333 million, then Mr. Vandromme will receive $450,000. If the EBITDA is less than $292.5, then Mr. Vandromme will not receive a bonus. If the EBITDA results are between $292.5 million and $312 million then Mr. Vandromme will receive a $150,000 bonus. If the EBITDA results are above $312 million and up to and including $333 million then Mr. Vandromme will receive a $300,000 bonus. Adjustments to the Key Performance Indicators for EBITDA results between $292.5 million and $333 million will be made on a linear basis. The EBITDA for 2007 is $338.7 million. For more information regarding Mr. Vandromme’s employment agreement, see “Chief Executive Officer Employment Agreement” below.
Special Cash Bonuses
     On December 21, 2007, we entered into an Agreement and Plan of Merger with VimpelCom Finance B.V. (“Parent”) and Lillian Acquisition, Inc. (“Merger Sub”). Merger Sub commenced a tender offer to purchase, at a price of $105.00 per share in cash without interest (and less any amounts required to be deducted and withheld under any applicable law), any and all outstanding shares of our common stock, par value $0.01 per share on the terms and subject to the conditions specified in the offer to purchase dated January 18, 2008, as amended and related letter of transmittal (which, together with any supplements or amendments thereto, collectively constitute the “Offer”). The Offer closed on February 27, 2008 and we became a majority owned subsidiary of Merger Sub (the “Merger”). We also intend to pay special cash bonuses to certain eligible employees. Such bonuses will be paid at the discretion of our Chief Executive Officer. Pursuant to the terms of the Merger Agreement, the aggregate amount of the employee bonuses may not exceed $2.0 million, less the amount of all fees paid as remuneration to members of the Special Committee, without the prior written consent of VimpelCom. $1.25 million was paid in the aggregate to the members of the Special Committee. Messrs. Smirnov, Svetlichny and Wilson will receive such bonuses in the amounts of $17,500, $30,187, and $23,460, respectively.
Equity-based Compensation; Long Term Incentive Plans
     Traditionally, the primary form of equity-based compensation that we awarded was non-qualified stock options under our 1999 Equity Participation Plan (the “Equity Plan”). We selected this form of compensation for several reasons including our desire to provide appropriate long term incentives to directors, employees and senior management and to enable us to obtain and retain the services of directors, key employees and consultants considered essential to our long range success. We also selected this form of compensation because of the favorable effect of receiving cash from the exercise of stock options. However, in order to reduce the potential dilution to stockholders when shares are issued following stock option exercises, we considered other means by which to provide an equally motivating form of incentive compensation while permitting us to issue fewer shares. On November 22, 2005, the Board, with the recommendation of the Compensation Committee, approved the Golden Telecom, Inc. 2005 SAR Plan and the Sovintel SAR Plan. The 2005 SAR Plan provides for the award of SARs, which confer a benefit that is based on appreciation in value of our common stock. The SARs under the 2005 SAR Plan were payable in either shares of our common stock, or cash at the option of the holder if so stated in the award agreements. Since the 2005 SAR Plan provides for the issuance of up to 200,000 shares of common stock to be issued to participants, we requested and received approval for the 2005 SAR Plan at the 2006 annual meeting of stockholders. The Sovintel SAR Plan provides for the award of SARs which are payable only in the form of cash.
     The purpose of the 2005 SAR Plan and the Sovintel SAR Plan is to promote our long-term success and to create stockholder value by (a) encouraging named executive officers and other employees to focus on critical long-range objectives, (b) attracting and retaining persons with exceptional qualifications to serve as named executive officers, and (c) linking named executive officers and other employees directly to stockholder interests by tying compensation to long-term appreciation in our stock. Seventy-five percent of the SARs granted to date under the plans are subject to time vesting with one-third of these grants becoming vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the named executive officer remains continuously employed by us until each such relevant date. In addition, the base share price for these grants increases by five percent on each anniversary date of the grant date for the SARs that have not yet vested on such anniversary date resulting in an increasing base share price for the unvested SARs. The remaining twenty-five percent of the SARs granted under the plans to date were subject to performance vesting. The performance target was our common stock achieving a closing trading price of at least $50.00 per share for thirty consecutive days. On February 22, 2007, our common stock achieved the $50.00 threshold and the performance vesting SARs became fully vested.
     The Compensation Committee was appointed by the Board to administer the 2005 SAR Plan and the Sovintel SAR Plan and the Compensation Committee has delegated the day-to-day management of the 2005 SAR Plan and the Sovintel SAR Plan to members of our management. However, the Compensation Committee determines the persons eligible to receive awards and the amounts of the awards. To date, the Compensation Committee has awarded SARs consistent with the recommendations of management. SARs awarded to our Chief Executive Officer are discussed above. The number of SARs awarded to the other named executive officers and which have been recommended by our Chief Executive Officer and the Director of Human Resources were approved by the Compensation Committee.
     In 2007, we reviewed our SARs program and investigated other forms of equity based compensation for our named executive officers and other employees to decrease volatility of related expenses. On our recommendation, the Compensation Committee decided to issue stock options in 2007. At the time the Equity Plan was adopted, the number of shares available for issuance under the Equity Plan was calculated as 15% of our issued and outstanding shares on a fully diluted basis. In order to further preserve the 15% ratio, an amendment to the Equity Plan was proposed by the Compensation Committee in April 2007, subject to shareholder approval, to increase the number of our shares authorized for issuance under the Equity Plan by 1,000,000. This amendment was approved by our shareholders at the annual meeting of shareholders in May 2007.
     We then decided to cap the value of each SAR at $53.80 and the Compensation Committee then approved awards of stock options with an exercise price of $53.80 which were issued, with terms generally mirroring those of the SARs. The Compensation Committee also issued additional options in 2007. Seventy-five percent of the options granted under these awards are subject to time vesting with one-third of these grants becoming vested and nonforfeitable on each of the first three anniversary dates from the grant date, provided that the named executive officer remains continuously employed by us until each such relevant date. In addition, the base share price for these grants increases by five percent on each anniversary date of the grant date for the options that have not yet vested on such anniversary date resulting in an increasing base share price for the unvested options. Twenty-five percent of the options granted under these awards were subject to performance vesting. The performance target was our common stock achieving a closing trading price of at least $82.15 per share for thirty consecutive days. On October 18, 2007, our common stock achieved the $82.15 threshold and the performance vesting options became fully vested.

     The Compensation Committee was appointed by the Board to administer the Equity Plan and the Compensation Committee has delegated the day-to-day management of the Equity Plan to members of our management. However, the Compensation Committee determines the persons eligible to receive awards and the amounts of the awards. To date, the Compensation Committee has awarded options consistent with the recommendations of management.
Currency of Payments
     Compensation paid to named executive officers may be paid in rubles at an exchange rate fixed by us. Some named executive officers elect to receive their compensation in dollars, which may result in a different, and usually higher, amount paid to the named executive officers due to re-conversion of the compensation amounts to dollars from rubles at a rate close to the Russian Central Bank rate.
Perquisites and Other Personal Benefits
     We provide our named executive officers with other benefits detailed in the “All Other Compensation ($)” column in the Summary Compensation Table that we believe are reasonable, competitive and consistent with the our overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently. The costs associated with these benefits constitute only a small portion of the executive’s total compensation and include premiums on life insurance policies. We also provide the following benefits: the use of a company car, the use of a company driver for the named executive officers (with the exception of one named executive officer), school fees for named executive officers’ children, matching 401(k) contributions up to the Internal Revenue Service’s limit for American citizens, personal property insurance, and tax preparation services. Two named executive officers are entitled to use the paid VIP fast track service at Moscow airports. We believe that it is in our interest to provide this service to these named executive officers to avoid the long lines for passport control and customs at the Moscow airports.
Employment Agreements For Certain Executives
     We have employment agreements with each of our five executive officers. Each agreement provides, among other things, that in the event of the executive officer’s termination without cause, the executive officer will be entitled to receive certain compensation and benefits. In addition, Messrs. Jean-Pierre Vandromme, Alexander Vinogradov, Boris Svetlichny, and Kevin Cuffe have change of control provisions in their respective employment agreements which provide for additional payments upon a change of control. The employment agreements for Messrs. Vandromme, Svetlichny and Cuffe also provide that, in the event of a change of control, we will make a tax gross-up payment to cover any excise taxes that may be imposed under the U.S. Internal Revenue Code’s “golden parachute” rules. As a result of the Merger, Messrs. Cuffe, Svetlichny, Vandromme and Vinogradov were paid $652,000, $750,000, $1.27 million and $1.08 million, respectively, as change of control payments.
     “Change of Control” is defined in the respective employment agreements and does not apply to changes of control involving our major shareholders, Altimo, Telenor, Rostelecom, or their respective wholly-owned subsidiaries and legal successors. We believe that the change of control provisions will help to retain executives and provide continuity of management in the event of any actual or threatened change of control of the Company. It is natural, in the face of a pending change of control, for executives to be concerned and distracted by uncertainty as to their ongoing role in the organization after the transaction. We recognize the importance of reducing the risk that these personal concerns could influence executive officers considering strategic opportunities that may include a change of control of the Company. We believe that the change in control agreements appropriately balance the cost to us relative to potential damage from distraction or loss of key executives in connection with a potential change in control that could benefit our shareholders.
Chief Executive Officer Employee Agreement
     When considering the terms for Mr. Vandromme’s employment agreement in 2005, the Compensation Committee engaged Mercer Human Resources Consulting SA to provide a review of market conditions for executive compensation. Under the terms of Mr. Vandromme’s employment agreement, Mr. Vandromme received a starting base salary of $500,000 per year, which amount will be reviewed by the Compensation Committee annually. For 2007, the base salary was $600,000. Mr. Vandromme is eligible for an annual performance-based, incentive bonus, which, for 2007, is in the amount of up to $500,000. When Mr. Vandromme was hired, he was issued SARs with respect to 200,000 shares of our common stock, at a share price of $29.83 (“Granting Share Price”), one-third of which SARs would vest and become vested and nonforfeitable on each of the first three anniversary dates from September 1, 2005, provided Mr. Vandromme remains continuously employed by us or one of our subsidiaries or business units until each such relevant date. This grant was not made under the SARs plans described above.
     The agreement also provides that if, prior to August 31, 2008 and during Mr. Vandromme’s period of employment with us or one of our subsidiaries or business units, the average closing stock price per share of our common stock on the Nasdaq Global Select Market, or any such other exchange on which our common stock may then be traded, exceeds an average of $50.00 during any thirty day consecutive period, Mr. Vandromme would be granted SARs for an additional 200,000 shares of our common stock at the Granting Share Price, which SARs shall be fully vested upon issuance. On February 3, 2007, our common stock achieved the $50.00 threshold and Mr. Vandromme was granted additional fully vested SARs in respect of 200,000 shares of our common stock. The SARs granted do not have a contractual term, however, all SARs shall be cancelled, and we shall make a payment with respect to the SARs vested to Mr. Vandromme upon the termination of employment for any reason. The SARs provide for a cash only settlement. In

June 2007, the value of the SARs was capped at $53.80. Stock options were then issued with an exercise price of $53.80 and with terms generally similar to those of the SARs.
Taxation Policy for Expatriate Employees
     Our Expatriate Taxation Policy (the “Taxation Policy”) provides that any expatriate employees who are assigned to the our offices from third countries to work in Russia, Ukraine or other countries of the CIS shall not be penalized in connection with any double or incremental taxation of their income earned in connection with their employment with us. Income is generally defined as base salary, cash bonuses and other benefits treated as compensation by us. The policy defines two groups of employees for the purposes of the Taxation Policy: (i) those employees who are required to file a tax declaration and pay taxes on their income in their country of assignment (“Host Country Taxpayers”), and (ii) those employees who are required to file a tax declaration and pay taxes on their income in both their home country and their host countries (“Home Country Taxpayers”). With the exception of Mr. Vinogradov, a Russian citizen, and Mr. Vandromme, who is Belgian and therefore considered a Host Country Taxpayer, all of the other named executive officers are US citizens and are considered Home Country Taxpayers. We reimburse to the Home Country Taxpayer the host country taxes and also grosses up for the Home Country Taxpayer for the income tax effect (federal and state taxes for American citizens) in the host and home countries due to the payment of the host country taxes by us.
Review of All Components of Executive Compensation
     The Compensation Committee reviewed all components of the named executive officer’s compensation for 2007. The Compensation Committee met with many of the named executive officers to discuss the named executive officers’ respective goals, career objectives and compensation. The Compensation Committee believes that the compensation for the named executive officers is reasonable and not excessive.
Deductibility of Executive Compensation
     As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.
Accounting for Stock-Based Compensation
     Beginning on January 1, 2006, we began accounting for stock-based payments including the Equity Plan, the 2005 SAR Plan and the Sovintel SAR Plan in accordance with the requirements of Financial Accounting Standards Board Statement No. 123 (revised).
SUMMARY COMPENSATION TABLE
     The following table contains information concerning the compensation provided to the Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers (the named executive officers). We do not provide any pension benefits, nonqualified defined contributions or other nonqualified deferred compensation plans to any executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and			Bonus	Awards	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	($)	($)(2)	($)(3)	($)	($)		Total ($)
Jean-Pierre Vandromme Chief Executive Officer	2007	615,889	650,000 (1)	—	6,424,164	—	54,797	(4)	7,744,850
	2006	500,118	408,713	—	5,835,076	—	53,057		6,796,964
Alexander Vinogradov President	2007	501,377	—	40,998	—	360,000 (1)	23,803	(5)	921,178
	2006	481,534	—	60,890	—	127,518	—		669,942
Boris Svetlichny Senior Vice President, Chief Financial Officer and Treasurer	2007	361,786	—	—	1,877,104	543,375 (1)	297,802	(6)	3,080,067
	2006	246,109	—	—	597,549	250,254	108,732		1,202,644

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and			Bonus	Awards	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	($)	($)	Total ($)
Kevin Cuffe Vice Managing Director Business & Consumer Solutions BU	2007	315,314	—	—	762,558	472,500 (1)	286,600 (7)	1,836,972
	2006	302,475	—	—	728,704	164,832	131,554	1,327,565
Michael Wilson Vice President, Corporate Controller and Principal Accounting Officer	2007	270,371	—	12,770	545,614	295,596 (1)	177,455 (8)	1,301,806
	2006	241,547	—	18,605	132,536	172,765	86,352	651,805

(1)	Determinations regarding bonus payments to employees for 2007 have not been made by the Compensation Committee. The number shown in this column assumes a maximum personal coefficient for each person. EBITDA for 2007 is $338.7 million.

(2)	This column represents the dollar amount recognized for financial statements reporting purposes with respect to the 2006 and 2007 fiscal years for the grant date stock price of restricted shares. Fair value is calculated using the closing price of our stock on the date of grant recognized over the vesting period which is two years for Messrs. Vinogradov and Wilson, with one third of the restricted shares having vested when granted in 2005.

(3)	The fair value of each SAR award is estimated at the end of each reporting period using the Monte Carlo simulation-based valuation model assuming a 0.12-1.57 year expected term, a 39.9% weighted average volatility, an expected dividend yield of 1.7% and a risk free rate of 3.45%. Estimated volatilities are based on historical volatility of our stock for the period matching the awards’ expected term. We use historical data to estimate SAR exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered together for valuation purposes. The expected term of the SARs granted is derived from the output of the SAR valuation model and represents the period of time that SARs granted are expected to be outstanding. The risk-free rate for periods within the expected term of the SAR is based on the US Treasury yield curve in effect at the end of the reporting period.

The fair value of each Stock Option award is estimated at the grant date using the Monte Carlo simulation-based valuation model assuming a 0.17-2.49 year expected term, a 40.1% weighted average volatility, an expected dividend yield of 1.7% and a weighted average risk free rate of 5.00%. Estimated volatilities are based on historical volatility of our stock for the period matching the awards’ expected term. We use historical data to estimate Stock Option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered together for valuation purposes. The expected term of the Stock Options granted is derived from the output of the Stock Option valuation model and represents the period of time that Stock Options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the Stock Options granted is based on the US Treasury yield curve in effect at the grant date.

(4)	This amount includes costs associated with the personal use of two cars and drivers, personal cellular telephone use, medical premiums, tax filing preparation fees, and language lessons.

(5)	This amount includes costs associated with the personal use of a car and driver, personal cellular telephone use, and medical premiums.

(6)	This amount includes costs associated with personal use of a car and driver, personal cellular telephone use, legal fees related to his former employment, storage expenses, various travel expenses for Mr. Svetlichny’s family to obtain Russian visas, matching our contributions under our 401(k) plan, medical premiums, tax filing preparation fees, $41,920 in school fees for Mr. Svetlichny’s children, and $111,159 for Russian tax protection payments which were grossed up in the amount of $63,756 for his 2006 tax year and gross-ups on fringe benefits in the amount of $27,596.

(7)	This amount includes costs associated with the personal use of a car and driver, personal cellular telephone use, storage expenses, $12,785 in school fees for Mr. Cuffe’s children, matching contributions under our 401(k) plan, medical premiums, tax filing preparation fees and $139,185 for Russian tax protection payments which were grossed up in the amount of $81,142 for his 2006 tax year, and gross-ups on fringe benefits.

(8)	This amount includes storage fees, personal cellular telephone use, matching contributions under our 401(k) plan, medical premiums, tax filing preparation fees and $93,825 for Russian tax protection payments which were grossed up in the amount of $54,480 for his 2006 tax year.

GRANTS OF PLAN-BASED AWARDS IN 2007
     The following table provides information about equity and non-equity awards granted to named executive officers in 2007. Four of the named executive officers with grants detailed under the “All Other Option Awards” column below were awarded stock options.

		Estimated Possible Payouts Under Non-Equity			All Other Option
		Incentive Plan Awards (1)			Awards: Number of
		Thres-			Securities	Exercise or Base	Market Price on	Grant Date Fair Value
		hold	Target	Maximum	Underlying Options	Price of Option	Grant Date	of Stock and Option
Name	Grant Date	($)	($)	($)	(#)	Awards ($/Sh)(2)	($/Sh)(3)	Awards ($)
Jean-Pierre Vandromme	27-Jun-2007				200,000	53.80	53.80	2,884,000
Jean-Pierre Vandromme	27-Jun-2007				667	53.80	53.80	11,166
Jean-Pierre Vandromme	27-Jun-2007				66,667	53.80	53.80	1,153,339
Jean-Pierre Vandromme	27-Jun-2007				66,666	53.80	53.80	1,201,988
Alexander Vinogradov			120,000	480,000
Boris Svetlichny			181,125	724,500
Boris Svetlichny	27-Jun-2007				12,500	53.80	53.80	193,375
Boris Svetlichny	27-Jun-2007				12,500	53.80	53.80	221,750
Boris Svetlichny	27-Jun-2007				12,500	53.80	53.80	233,500
Boris Svetlichny	27-Jun-2007				12,500	53.80	53.80	239,750
Boris Svetlichny	28-Jun-2007				7,500	53.80	55.01	130,125
Boris Svetlichny	28-Jun-2007				7,500	56.49	55.01	159,375
Boris Svetlichny	28-Jun-2007				7,500	59.31	55.01	164,925
Boris Svetlichny	28-Jun-2007				7,500	62.28	55.01	169,125
Kevin Cuffe			157,500	630,000
Kevin Cuffe	27-Jun-2007				12,500	53.80	53.80	229,000
Kevin Cuffe	27-Jun-2007				12,500	53.80	53.80	230,375
Kevin Cuffe	28-Jun-2007				1,875	53.80	55.01	32,531
Kevin Cuffe	28-Jun-2007				1,875	56.49	55.01	39,844
Kevin Cuffe	28-Jun-2007				1,875	59.31	55.01	41,231
Kevin Cuffe	28-Jun-2007				1,875	62.28	55.01	42,281
Michael Wilson			98,532	394,128
Michael Wilson	27-Jun-2007				2,500	53.80	53.80	45,800
Michael Wilson	27-Jun-2007				2,500	53.80	53.80	46,075
Michael Wilson	27-Jun-2007				1,250	53.80	53.80	23,938
Michael Wilson	27-Jun-2007				1,250	53.80	53.80	24,988
Michael Wilson	27-Jun-2007				1,250	53.80	53.80	25,938
Michael Wilson	28-Jun-2007				3,750	53.80	55.01	65,063
Michael Wilson	28-Jun-2007				3,750	56.49	55.01	79,688
Michael Wilson	28-Jun-2007				3,750	59.31	55.01	82,463
Michael Wilson	28-Jun-2007				3,750	62.28	55.01	84,563

(1)	This column estimates the amounts that could have been earned under our Bonus Plan. For further details, please see the Summary Compensation.

(2)	The exercise price increases by 5% on the anniversary of the grant date for the options that have not yet vested on such anniversary dated resulting in the increasing exercised price for the unvested option, as indicated.

(3)	The market price is the closing price of our common stock on the Nasdaq market on the grant date.
OUTSTANDING EQUITY AWARDS
AT THE END OF FISCAL 2007
     The table below provides information on the holdings of stock option and SARs awards by the named executive officers at December 31, 2007. This table includes unexercised, unvested and vested stock option awards, and unexercised, unvested and vested SARs. The SARs expire five years from the date of grant. Under the 2005 SAR Plan, awards may be settled in cash or in stock; up to 200,000 shares are reserved for SARs settled in stock. Under the Sovintel SAR Plan, SARs may only be settled in cash. Under the 2005 SAR Plan and the Sovintel SAR Plan, 75% of the SARs are subject to time vesting over three years and 25% are subject to performance vesting such that when our share price reaches a certain target the SARs will vest. Upon termination of employment, SARs may not be exercised after the thirtieth day following such termination of employment. SARs do not vest after termination of employment.
     With the exception of Mr. Cuffe’s stock options which vest in October 2009 and October 12, 2010 as described below (“Mr. Cuffe’s Original Options”), options vest annually over a three year period, except for those options which were granted as vested. These options expire on the earlier of five years from the date of grant or the expiration of six months from the employee’s termination of employment. Options may be exercised through a cashless exercise. A portion of the options are subject to performance vesting such that they vest when our share price reaches a certain target.
     Mr. Cuffe’s Original Options vested over three years and expire on the earlier of ten years from the date of issuance of the options, eighteen months from termination of employment other than by reason of his disability or death, the expiration of one year from the date termination of employment by reason of disability, the expiration of one year from the date of death or the expiration of three months from the date of termination of employment for cause. The options may be exercised through a cashless exercise.

	Option Awards
		Equity
		Incentive Plan
		Awards:
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised				Option
	Options (#)	Unearned		Option Exercise		Expiration
Name	Exercisable[1]	Options (#)		Price ($)		Date
Jean-Pierre Vandromme	267,334	66,666	(1)	53.80		1-Sep-2010
	—	66,666	(2)	29.83	(3)	(4)
Alexander Vinogradov	—	—		—		—
Boris Svetlichny	7,500	22,500	(5)	53.80	(6)	28-Jun-2012
	25,000	25,000	(7)	53.80		27-Jun-2012
	—	25,000	(8)	29.63	(3)(9)	17-Mar-2011
Kevin Cuffe	1,875	5,625	(10)	53.80	(6)	28-Jun-2012
	12,500	12,500	(11)	53.80		27-Jun-2012
	—	12,500	(12)	31.03	(3)(13)	12-Dec-2010
	3,000	—		12.00		1-Oct-2009
	10,000	—		15.63		12-Oct-2010
Michael Wilson	3,750	11,250	(14)	53.80	(6)	28-Jun-2012
	2,500	2,500	(15)	53.80		27 Jun-2012
	1,250	2,500	(16)	53.80		27 Jun-2012
	—	2,500	(17)	31.03	(3)(13)	12-Dec-2010
	—	2,500	(18)	26.10	(3)(19)	26-Jul-2011

(1)	These options vest on September 1, 2008.

(2)	These SARs vest on September 1, 2008.

(3)	The exercise price of these SARs has been capped at $53.80 such that maximum amount that a person can receive per SAR exercised is the difference between the grant price and $53.80.

(4)	Under the terms of Mr Vandromme’s employment agreement, there is no expiration date for his SARs.

(5)	7,500 options vest on June 28, 2008; 7,500 vest on June 28, 2009; and 7,500 vest on June 28, 2010.

(6)	The base exercise price for this grant increases by 5 percent on each anniversary date of the grant date for the options that have not yet vested on such anniversary date resulting in an increased base exercise price for the unvested options as follows:

Vesting Date:	Exercise Price:
June 28, 2008	$56.49
June 28, 2009	$59.31
June 28, 2010	$62.28

(7)	12,500 options vest on March 17, 2008 and 12,500 options vest on March 17, 2009.

(8)	12,500 SARs vest on March 17, 2008 and 12,500 SARs vest on March 17, 2009.

(9)	The base exercise price for this grant increases by 5 percent on each anniversary date of the grant date for the options that have not yet vested on such anniversary date resulting in an increased base exercise price for the unvested options as follows:

Vesting Date:	Exercise Price:
March 17, 2008	$32.67
March 17, 2009	$34.30

(10)	1,875 options vest on June 28, 2008; 1,875 options vest on June 28, 2009; and 1,875 vest on June 28, 2010.

(11)	These options vest on December 12, 2008.

(12)	These SARs vest on December 12, 2008.

(13)	The base exercise price for this grant increases by 5 percent on each anniversary date of the grant date for the options that have not yet vested on such anniversary date resulting in an increased base exercise price for the unvested options as follows:

Vesting Date:	Exercise Price:
December 12, 2008	$31.03

(14)	3,750 options vest on June 28, 2008; 3,750 options vest on June 28, 2009; and 3,750 options vest on June 28, 2010.

(15)	2,500 options vest on December 12, 2008.

(16)	1,250 options vest on July 26, 2008 and 1,250 vest on July 26, 2009.

(17)	2,500 vest on December 12, 2008.

(18)	1,250 vest on July 26, 2008 and 1,250 vest on July 26, 2009.

(19)	The base exercise price for this grant increases by 5 percent on each anniversary date of the grant date for the options that have not yet vested on such anniversary date resulting in an increased base exercise price for the unvested options as follows:

Vesting Date:	Exercise Price:
July 26, 2008	$26.10
July 26, 2009	$27.40
OPTION EXERCISES AND STOCK VESTED IN 2007
     The following table provides information for the named executive officers on stock option exercises during 2007, including the number of shares acquired upon exercise and the value realized.

Option Awards
	Number	Value
	of Shares	Realized
	Acquired on	on
	Exercise	Exercise
Name	(#)	($)
Jean-Pierre Vandromme	—	—
Alexander Vinogradov	30,000	$1,440,000
Boris Svetlichny	—	—
Kevin Cuffe	—	—
Michael Wilson	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Employment Agreements
     As described in the Compensation Discussion and Analysis, each of the named executive officers have severance clauses in their employment contracts and four of these executives, Messrs. Vandromme, Vinogradov, Svetlichny and Cuffe have change of control clauses. The Board determined that, in each case, the Merger constituted a change of control thus entitling Messrs. Vandromme, Vinogradov, Svetlichny and Cuffe to receive certain change of control payments. As a result of the Merger, Messrs. Cuffe, Svetlichny, Vandromme and Vinogradov were paid $652,000, $750,000, $1.27 million and $1.08 million, respectively, as change of control payments.
     Mr. Vandromme’s Employment Agreement. Under Mr. Vandromme’s employment agreement, upon a change of control, he is entitled to receive a lump sum cash payment equal to two times his annual salary, plus a pro rata bonus payment, calculated assuming achievement of target levels. In addition, upon a change of control, Mr. Vandromme would become 100% vested in any outstanding SARs granted pursuant to his employment agreement which were not previously vested. To the extent applicable, we also would make a tax gross-up payment to Mr. Vandromme to cover any excise taxes that may be imposed under the U.S. Internal Revenue Code’s “golden parachute” rules. We determined that no gross up would be payable under this provision upon consummation of the Offer and the Merger. If terminated without cause, Mr. Vandromme is entitled to cash severance equal to a pro rata share of his bonus, calculated assuming achievement of target levels. Subject to the execution of a release of employment related claims, Mr. Vandromme would be entitled to receive additional compensation in a lump sum amount equal to nine months’ salary and continuation of benefits for six months.
     Mr. Vinogradov’s Employment Agreement. Under Mr. Vinogradov’s employment agreement, upon a change of control, he is entitled to receive a lump sum cash payment equal to two times his annual salary. If terminated without cause, Mr. Vinogradov is entitled to cash severance equal to a pro rata share of his bonus. Subject to the execution of a release of employment related claims, Mr. Vinogradov would be entitled to receive additional compensation equal to nine months’ salary and continuation of benefits for nine months.
     Mr. Svetlichny’s Employment Agreement. Under Mr. Svetlichny’s employment agreement, upon a change of control, he is entitled to receive a lump sum cash payment equal to two times his annual salary, plus a pro rata bonus payment, calculated assuming achievement of target levels. To the extent applicable, we also would make a tax gross-up payment to Mr. Svetlichny to cover any excise taxes that may be imposed under the U.S. Internal Revenue Code’s “golden parachute” rules. We determined that no gross up will be payable under this provision upon consummation of the Offer and the Merger. If terminated without cause, Mr. Svetlichny is entitled to cash severance equal to a pro rata share of his annual target bonus, calculated assuming achievement of target levels. Subject to the execution of a release of employment related claims, Mr. Svetlichny would be entitled to receive additional compensation in the amount of nine months’ salary and continuation of benefits (or cost of continuation) for six months.
     Mr. Cuffe’s Employment Agreement. Under Mr. Cuffe’s employment agreement, upon a change of control, he is entitled to receive a lump sum cash payment equal to two times his annual salary, plus a pro rata bonus payment, calculated assuming achievement of target levels. To the extent applicable, we also would make a tax gross-up payment to Mr. Cuffe to cover any excise taxes that may be imposed under the U.S. Internal Revenue Code’s “golden parachute” rules. We determined that no gross up would be payable under this provision upon consummation of the Offer and the Merger. If terminated without cause, Mr. Cuffe is entitled to cash severance equal to a pro rata share of his annual target bonus, calculated assuming achievement of target levels. Subject to the execution of a release of employment related claims, Mr. Cuffe would be entitled to receive additional compensation in the amount of nine months’ salary and continuation of benefits (or cost of continuation) for six months.
     Mr. Wilson’s Employment Agreement. Under Mr. Wilson’s employment agreement, if terminated without cause, he is entitled to cash severance equal to a pro rata share of his annual target bonus. Subject to the execution of a release of employment related claims, Mr. Wilson would be entitled to receive additional compensation in the amount of six months’ salary and continuation of benefits for six months. Mr. Wilson does not have a change of control provision in his employment agreement.

Potential Payments Upon Termination of Employment or Change of Control. The following table sets forth the value of cash compensation and other benefits that would become payable to our executive officers assuming a change of control and termination of employment on December 31, 2007, given the executive officers’ compensation and service levels as of such date.

	Severance Upon
	Termination by	Severance Upon		Severance Upon
	Reason of Total	Termination by	Change of Control	Termination Without
Name	Disability	Reason of Death	Cash Payment	Cause (1)
	$	$	$	$
Jean-Pierre Vandromme	(2)	(3)	1,700,000	554,167
Alexander Vinogradov(4)	(2)	(3)	1,008,000	403,000
Boris Svetlichny	(2)	(3)	905,625	309,422
Kevin Cuffe	(2)	(3)	787,500	269,063
Michael Wilson	(2)	(3)	—	231,668

(1)	Reflects the amount of severance payable assuming termination of their respective employment agreements without cause, including the following amounts which are conditioned upon the execution of the releases referenced above: Mr. Vandromme, $450,000; Mr. Vinogradov, $378,000; Mr. Svetlichny, $271,688; Mr. Cuffe, $236,250; and Mr. Wilson, $211,140.

(2)	We provide no special compensation upon a termination by reason of total disability. However, we will pay all salary earned prior to the date of termination; a pro rata share of any bonus for the fiscal year in which the total disability occurred; any benefits in which the employee is a participant to the full extent of the employee’s rights under such plans; and reimbursement of business and/or entertainment expenses incurred by the employee prior to termination with the exception of disability benefits, which shall continue to be paid from our insured long-term disability plan for the period specified by such plan. In the event there is a period of time in which the employee is not paid salary and does not receive long-term disability payments for any reason, the Compensation Committee shall decide, in its sole discretion, whether we shall make interim payments to the employee until the commencement of payments under the long-term disability plan. Assuming a December 31, 2007 date of termination by reason of total disability and a 100% payout of target bonuses, the following named executive officers would receive the following pro rata share of any bonus: Mr Vandromme, $500,000; Mr. Vinogradov, $120,000; Mr. Svetlichny, $181,125; Mr. Cuffe, $157,500; and Mr. Wilson, $98,532. Due to Russian legislation, Mr. Vinogradov will also be paid an additional two weeks salary in the approximate amount of $19,385.

(3)	We provide no special compensation for any period after the employee’s death. However, we will pay to the employee’s beneficiary, to the degree earned but not paid prior to the date of the employee’s death, all salary; a pro rata share of any bonus for the fiscal year in which the death occurred; any benefits in which the employee is a participant to the full extent of the employee’s rights under such plans; and reimbursement of business and/or entertainment expenses incurred by the employee prior to termination. Assuming a December 31, 2007 date of termination by reason of death and a 100% payout of target bonuses, the following named executive officers would receive the following pro rata share of any bonus: $500,000; Mr. Vinogradov, $120,000; Mr. Svetlichny, $181,125; Mr. Cuffe, $157,500; and Mr. Wilson, $98,532.

(4)	Upon expiration of the term of Mr. Vinogradov’s employment agreement, he is entitled to an amount equal to $378,000, representing nine months salary. Mr. Vinogradov shall also be entitled to receive continuation of benefits under our medical insurance plan for the earlier of nine months or until such time as Mr. Vinogradov receives comparable benefits from a new employer.
Company Equity Awards and Change of Control. The following table sets forth the value of vested stock options and SARs (together, “Company Equity Awards”) that (a) will be converted into the right to receive an amount in cash upon the Merger, and (b) will accelerate and become exercisable upon a change in control, assuming a December 31, 2007 change of control date as determined by the Board.

Company Equity
Awards That
Accelerate
	Vested Company	Upon a Change of
Name	Equity Awards	Control	Total

	$	$	$
Jean-Pierre Vandromme	13,687,501	5,011,283	18,698,798
Alexander Vinogradov	—	—	—
Boris Svetlichny	—	—	—
Kevin Cuffe	—	—	—
Michael Wilson	—	—	—

     We also intend to pay special cash bonuses to certain eligible employees. Such bonuses will be paid at the discretion of our Chief Executive Officer. Pursuant to the terms of the Merger Agreement, the aggregate amount of the employee bonuses may not exceed $2.0 million, less the amount of all fees paid as remuneration to members of the Special Committee, without the prior written consent of VimpelCom. $1.25 million was paid in the aggregate to the members of the Special Committee. Messrs. Smirnov, Svetlichny and Wilson will receive such bonuses in the amounts of $17,500, $30,187, and $23,460, respectively.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Mr. Herman (Chair), Mr. Gallagher, Mr. Johnsen, Mr. Malis, and Mr. Smyth served on the Compensation Committee during 2007. There were no Compensation Committee interlocks or insider participation during 2007.
DIRECTOR COMPENSATION
Board of Directors Fees
     Commencing with the election of new directors at the 2006 annual meeting of stockholders and until the 2007 annual meeting of stockholders, there were two levels of Board fees with one level for non-executive directors who are not affiliated with a significant stockholder in the total amount of $100,000, and a second level for non-executive directors who are affiliated with a significant stockholder in us in the total amount of $75,000. In April 2007, the Board increased the basic Board fees for a non-executive director to a total amount of $120,000, with such amounts effective from the May 2007 annual meeting of shareholders. In conjunction with the increase, fees for attending meetings or executing consents were discontinued. The Board fees are paid seventy percent in cash and thirty percent in the form of shares of restricted stock pursuant to the Equity Plan that vest after one complete year of service as a director. The cash portion of the Board fees is paid 50% within two weeks after the annual meeting at which directors are elected, and 50% by the following November 30.
Committee Fees
     The Chairman of three of the Board’s five committees, excluding the Nominating and Corporate Governance Committee and the Special Committee, receives an annual fee of $15,000 for accepting the additional responsibilities of chairing a Board committee. The Board resolved on April 19, 2007 to increase the fees to be paid to Messrs. Gallagher and Smyth to $50,000 for their service on the Executive Committee.
     Upon formation of the Special Committee, the Board did not approve any special compensation of members for service on the Special Committee; rather, the Board determined that compensation of the Special Committee members would be determined by the Board based upon the time and effort expended by the Special Committee members. The Board intended that such compensation would not be based upon the successful completion of a transaction, but upon the extent to which the Special Committee members performed additional services on behalf of us. The amount of $1.25 million determined by the Board and was paid to members of the Special Committee without regard to the success of the Offer.
     The amount of Board fees and committee chairmanship fees paid to a director is subject to pro rata adjustment and refund to us, at the discretion of the Board, in the event of a director’s resignation prior to completion of his scheduled term of service to us. Stock options are automatically granted to independent directors under the Equity Plan. However, each eligible director waived his right to receive stock options in 2005, 2006 and 2007, with the exception of Mr. Herman who received 2,500 options in 2005. We pay for non-employee directors’ accommodations and business class travel to and from the meetings of the Board and of committees.
     The current compensation program for non-executive directors is designed to compensate the directors fairly for work performed for a company of our size.
2007 DIRECTOR COMPENSATION TABLE

				All Other
	Fees Earned or Paid			Compensation
Name	in Cash ($)	Stock Awards ($)		($)	Total ($)
Peter Aven	84,000	36,000	(1)	—	120,000
Vladimir Bulgak	84,000	36,000	(1)	41,963 (3)	162,183
Patrick Gallagher	134,000	36,000	(1)	—	170,000
Thor Halvorsen	84,000	36,000	(1)	—	120,000
David Herman	99,000	36,000	(1)	—	135,000
Kjell Johnsen	99,000	36,000	(1)	—	135,000
Alexey Khudyakov(2)	—	—		—	—
Oleg Malis	84,000	36,000	(1)	—	120,000
Ronny Naevdal(2)	—	—		—	—
Alexey Reznikovich	84,000	36,000	(1)	—	120,000
David Smyth	149,000	36,000	(1)	—	185,000

(1)	During 2007, the non-executive directors received 680 shares of our common stock under the Equity Plan. In accordance with FAS 123R, the grant date fair value was $52.93 per share. Fair value is calculated using the closing price of our common stock on the date of grant recognized over the vesting period, which is one year.

(2)	Messrs. Khudyakov and Naevdal did not stand for re-election at the May 2007 annual meeting of shareholders.

(3)	Included in this figure is the cost of an office in the amount of $32,385 and the hiring of a personal assistant our office in the amount of $10,428.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information on securities that were authorized for issuance under our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))

Equity compensation plans approved by security holders (1)	936,858	$45.42	956,492

Total	936,858	$45.42	956,492

(1)	Includes the Equity Plan and the 2005 SAR Plan
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of March 14, 2008, Lillian Acquisition, Inc. is the sole beneficial owner of our common stock.
ITEM 13. Certain Relationships and Related Transactions
     We adopted a written policy on related party transactions (“Related Person Policy”). Related person transactions are those transactions in which we are a participant where the amount involved exceeds $120,000 and a director, nominee for director, executive officer, holder of more than 5% of our common stock or an immediate family member of any of the above has a direct or indirect material interest. Under the Related Person Policy, transactions that fall within the definition will be referred to the Audit Committee for its review, approval or ratification. Based on its consideration of all factors it deems relevant and appropriate, the Audit Committee will decide whether or not to approve such transaction and will only approve those transactions that are in our best interests. A related person transaction entered into without the pre-approval of the Audit Committee shall not be deemed to violate the Related Person Policy as long as the related person transaction is ratified by the Audit Committee as soon as reasonably practicable after it is entered into.
     Our Code of Conduct provides guidance on potential conflicts of interest and provides guidance as to how an individual should act so as to avoid any such conflicts of interest. We believe that these policies and procedures ensure that all related person transactions requiring disclosure under the SEC rules are appropriately reviewed and approved or ratified.

TRANSACTIONS WITH RELATED PERSONS
Certain Transactions with Altimo and Telenor
     Mr. Reznikovich is Chief Executive Officer and Mr. Malis is Senior Vice President of Altimo, which beneficially owned approximately 26.6% of the outstanding shares of our common stock until February 28, 2008. Both Mr. Reznikovich and Mr. Malis were directors of the Company. In the past, companies in the Alfa Group Consortium have provided investment banking, corporate finance and consulting services to the Company. On September 7, 2007, our subsidiary, Sovintel, entered into an agreement for provision of consulting services with Altimo with a value of up to $2.0 million, excluding Russian value added taxes. The aggregate amount of remuneration paid for services during 2007 under this agreement was $2.0 million.
     On September 1, 2006, Sovintel entered a two-year agreement with a company in the Alfa Group Consortium to provide Sovintel with property and liability insurance. The aggregate amount of remuneration paid for services during 2007 under this agreement was $0.3 million. In 2007, one of our subsidiaries, Dicom LLC, entered a similar agreement for property and liability insurance with a company in the Alfa Group Consortium. The aggregate amount of remuneration paid for services during 2007 under this agreement was $0.1 million.
     Mr. Halvorsen is an Executive Vice President of Telenor ASA, which beneficially owned approximately 18.3% of the outstanding shares of our common stock until February 28, 2008 and Mr. Johnsen is Head of Telenor Russia and a Senior Vice President of Telenor Central & Eastern Europe which is an affiliate of Telenor. We entered into commercial arrangements in the ordinary course of business with affiliates of Altimo, Telenor and Rostelecom. Rostelecom beneficially owned approximately 10.9% of the outstanding shares of our common until February 28, 2008. In the regular course of business, we enter into infrastructure, settlement and other operational contracts with Rostelecom. During the period from January 1, 2007 through December 31, 2007, we incurred costs from Rostelecom and Telenor under such contracts of approximately $43.8 million and $0.3 million, respectively. We believe that the arrangements with these companies have been conducted on commercially reasonable terms.
     We maintain bank accounts with Alfa Bank, an affiliate of Altimo, which acts as one of the clearing agents for the payroll of our Russian staff. The balances at these bank accounts were minimal at December 31, 2007.
Certain Transactions with Family Members
     We maintain bank accounts with International Moscow Bank. The spouse of our President was a member of the Executive Board of Directors of International Moscow Bank until October 1, 2007. The amount on deposit was approximately $7.4 million at December 31, 2007.
     Mr. Malis’s brother is the General Director of ZAO Cortec and subsidiaries (together, “Corbina”). We acquired a 51% ownership interest in Corbina on May 28, 2007. Prior to the acquisition, we received revenues and incurred costs from Corbina.
Shareholders Agreement
     On December 1, 2003, our subsidiaries completed the purchase of OAO Comincom from Telenor. As a result of the transaction, Telenor, an affiliate of Telenor ASA, acquired approximately 19.5% of our then issued and outstanding shares of our common stock. Also in connection with the transaction, we and certain of our significant shareholders entered into a shareholders agreement dated as of August 19, 2003 (the “Shareholders Agreement”) which became effective upon the closing of the transaction. The original parties to the Shareholders Agreement were we, Altimo (then known as Alfa Telecom Limited (“Alfa”)), Telenor, Rostelecom, Capital International Global Emerging Markets Private Equity Fund L.P. (“Capital”), Cavendish Nominees Limited and First NIS Regional Fund SICAV (together with Cavendish Nominees Limited, “Barings”). Upon the acquisition by Sunbird Limited (“Sunbird”) from Altimo of our common stock currently held by Sunbird, Sunbird executed an endorsement agreeing to be bound by the terms of the Shareholders Agreement.
     The Shareholders Agreement terminated in February 2008 following the Offer. Under its terms, the Shareholders Agreement terminated automatically at the earlier of the date on which all parties thereto agree to terminate the agreement or the date on which any person, individually or collectively with its affiliates, owned more than fifty percent of the issued and outstanding common stock.
     The Shareholders Agreement placed limitations on the ability of a shareholder who was a party thereto, together with any of its affiliates, to acquire, individually or together with its affiliates, beneficial ownership of fifty percent (50%) or more of the issued and outstanding shares of our common stock, other than pursuant to a “Tender Offer” as defined in the Shareholders Agreement. For purposes of the Shareholders Agreement, a “Tender Offer” was defined as an offer made by a shareholder who was a party to the agreement or any of its affiliates to purchase any and all of our issued and outstanding shares, which (subject to certain limitations in the event of competing tender offers) was accepted by stockholders holding a simple majority of the issued and outstanding shares of our common stock, excluding any shares of our common stock held by such shareholder and its affiliates.
     Except with respect to Tender Offers (as defined in the Shareholders Agreement), the Shareholders Agreement restricted shareholders who were parties thereto and their affiliates from engaging in business combinations with us without the prior approval of our Board, including the affirmative vote of a majority of disinterested directors.

     The Shareholders Agreement further provided that, except with respect to Tender Offers (as defined in the Shareholders Agreement), non-directed sales of shares effected through certain stock exchanges or public offerings and transfers to controlled affiliates, until December 1, 2008, a party to the Shareholders Agreement who held at least ten percent of the outstanding shares of Common Stock wishing to transfer any shares of Common Stock is required first to give notice to Altimo, Telenor, and Rostelecom, each of which had 30 days to offer to purchase for cash all (but not less than all) of the offered shares of our common stock. If the offer was the same or higher than the price set forth in the notice, then the transferor was obligated to transfer shares of our common stock to the offeror.
     Under the Shareholders Agreement, each party thereto agreed to certain rights, conditions and limitations with respect to any direct or indirect sale, exchange, transfer, pledge, assignment, distribution or other disposition, or issuance or creation of any option or any voting proxy, voting trust or other agreement in respect of the Company, its management or any shares of our common stock or other of our capital stock.
     The Shareholders Agreement also afforded the parties thereto preemptive rights with respect to issuances of securities, including our common stock, by us, so that their respective percentage ownership may be maintained.
Registration Rights Agreements
     We were a party to a Registration Rights Agreement dated as of August 19, 2003 among us, Altimo (then known as Alfa), Telenor, Rostelecom, Capital and Barings. Under this Registration Rights Agreement, each of Altimo, Telenor, Rostelecom and Barings had the right to request in writing that we effect a registration under the Securities Act of 1933, as amended, to all or part of our registrable securities held by such party. Each of Altimo, Telenor and Rostelecom is entitled to two demand registrations. Each of Barings and Capital is entitled to one demand registration.
     We were a party to a registration rights agreement dated February 22, 2007 with Inure Enterprises Ltd. (“Inure”). Under this registration rights agreement, Inure had the right to request in writing that we effect a registration under the Securities Act of 1933, as amended, to all or part (over 1,000,000) of our registrable securities held by Inure. Inure is entitled to two demand registrations.
Confidentiality Agreements
     On February 7, 2007, we and VimpelCom entered into a confidentiality agreement (the “First Confidentiality Agreement”) in connection with discussions among the parties regarding the potential coordination of business activities, including networks and sales operations, and commercial opportunities of mutual interest (“Commercial Transactions”). The First Confidentiality Agreement was superseded by a confidentiality agreement between us and VimpelCom dated October 15, 2007 (the “Second Confidentiality Agreement”) which was entered into in connection with the exploration by the parties of a business combination transaction.
     Under the First Confidentiality Agreement, as a condition to being furnished confidential information of the other party, each of us and VimpelCom agreed, among other things, to hold in strict confidence such confidential information and to use it only in connection with evaluating Commercial Transactions.
     Under the Second Confidentiality Agreement, as a condition to being furnished confidential information of the other party, each of VimpelCom and we agreed, among other things, to keep such information confidential and to use it only in connection with evaluating a potential transaction between VimpelCom and us.
     In addition, the parties agreed that for one year from the date of the Second Confidentiality Agreement, subject to certain exceptions, the parties would not offer to hire or fire any person currently or formerly employed by the other party directly or indirectly, solicit for employment or hire any executive, officer or senior management employee of the other party or subsidiary thereof.
     Both parties also agreed that, for a period of eighteen months after the date of the Second Confidentiality Agreement, the parties and their controlled affiliates would not, directly or indirectly, acquire or propose to acquire any securities of the other party, participate in any solicitation of proxies to vote any securities of the other party, make any public announcement or submit any proposal or offer for any extraordinary transactions involving control.
The Merger Agreement
     The summary of the material terms of the Merger Agreement set forth in the Offer to Purchase under the caption “SPECIAL FACTORS — The Merger Agreement” and the description of the conditions of the Offer set forth in the Offer to Purchase under the caption “THE TENDER OFFER — 11. Certain Conditions to the Offer” are incorporated herein by reference. The summary of the

Merger Agreement and the description of the conditions of the Offer contained in the Offer to Purchase are qualified in their entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the our Current Report on Form 8-K filed with the SEC on December 21, 2007 and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Audit Fees. The fees for professional services rendered in connection with the audit of our 2007 and 2006 financial statements, the audit of our internal control over financial reporting as of December 31, 2007 and 2006, and the review of the financial statements included in our 2007 and 2006 Forms 10-Q, from Ernst & Young were a total of $3,476,000 in 2007 and $1,590,000 in 2006. These amounts also include statutory audits of certain subsidiaries, reviews of SEC filings and accounting consultations.
Audit-Related Fees. Ernst & Young did not render professional audit-related services to us in 2007 and billed a total of $275,000 in 2006. Audit-related services generally include due diligence on potential acquisitions.
Tax Fees. Ernst & Young’s fees for the years 2007 and 2006 for expatriate tax services were $55,000 and $98,000, respectively.
All other fees. Ernst & Young’s fees for 2007 and 2006 for training courses were $70,000 and $101,000, respectively.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
1.	Financial Statements

The following consolidated financial statements of the Company are included as part of this document:
▪	Report of Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets as of December 31, 2006 and 2007

▪	Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

▪	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

▪	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2006 and 2007

▪	Notes to Consolidated Financial Statements
2.	Consolidated Financial Statement Schedules
We have furnished Schedule II — Valuation and Qualifying Accounts on Page 132.
All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.
b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated February 29, 2008).

3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated February 29, 2008).

4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).

10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).

10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).

10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

10.4	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).

10.5	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 27, 2007).

Exhibit Number	Description of Exhibit
10.6	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.7(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).

10.7(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).

10.8(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).

10.8(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).

10.9	EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).

10.10	Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).

10.11	Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).

10.13(a)	Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.13(b)	Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).

10.14	Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Financial Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).

10.15	Employment agreement between Golden Telecom, Inc. and Ilya Smirnov, Vice President, General Counsel and Corporate Secretary. (Incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.16*	Schedule of Compensation Arrangements with Directors.

10.17	Facility Agreement, dated January 25, 2007, entered into by Golden Telecom, Inc., GTS Finance, Inc., and EDN Sovintel LLC with Lenders, Citibank N.A. London Branch and ING Bank N.W. as mandated lead arrangers and Citibank International plc as agent. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 25, 2007) as amended on March 22, 2007 and November 21, 2007 and incorporated by reference to Exhibits 10.1 to the Company’s current reports on Form 8-K dated March 22, 2007 and November 20, 2007, respectively.

10.18	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises Ltd., and Rambert Management Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 22, 2007).

10.19	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 22, 2007).

10.20*	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec and as amended on December 11, 2007.

Exhibit Number	Description of Exhibit
10.21	Agreement and Plan of Merger, dated as of December 21, 2007, by and among the Company, VimpelCom Finance B.V. and Lillian Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated December 21, 2007).

10.22	Subordination Deed dated February 28, 2008 among the Company, Open Joint Stock Company “Vimpel-Communications” and Citibank International plc as agent (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 29, 2008)

21.1*	List of subsidiaries of Golden Telecom, Inc.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moscow, Russian Federation, on this 17th day of March 2008.

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

Signature	Title	Date

/s/ JEAN-PIERRE VANDROMME Jean-Pierre Vandromme	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ PETER COVELL Peter Covell	Director	March 17, 2008

/s/ PATRICK GALLAGHER Patrick Gallagher	Director	March 17, 2008

/s/ ALEXANDER GERSH Alexander Gersh	Director	March 17, 2008

/s/ DAVID HERMAN David Herman	Director	March 17, 2008

/s/ DMITRY A. PLESKONOS Dmitry A. Pleskonos	Director	March 17, 2008

Elena A. Shmatova	Director

/s/ BORIS SVETLICHNY Boris Svetlichny	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2008

/s/ MICHAEL D. WILSON Michael D. Wilson	Vice President and Corporate Controller (Principal Accounting Officer)	March 17, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Golden Telecom, Inc.

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
	Balance at	Charged to	Reserves		Balance at
	Beginning	Costs and	From		End
Description	of Period	Expenses	Acquisitions	Deductions	of Period
Allowance for doubtful accounts at 12/31/07	25,224	5,277	4,122	(7,671)	26,952
Allowance for doubtful accounts at 12/31/06	27,327	4,128	—	(6,231)	25,224
Allowance for doubtful accounts at 12/31/05	23,205	7,967	53	(3,898)	27,327

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated February 29, 2008).

3.2	Amended and Restated By-laws of Golden Telecom, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated February 29, 2008).

4.1	Specimen certificate representing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 dated July 14, 1999 (Commission File No. 333-82791)).

10.1	Shareholders Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.7 to the Company’s current report on From 8-K dated August 19, 2003).

10.2	Registration Rights Agreement among Golden Telecom, Inc., Alfa Telecom Limited, Nye Telenor East Invest AS, OAO Rostelecom, Capital International Global Emerging Markets Private Equity Fund, L.P., Cavendish Nominees Limited and First NIS Regional Fund SICAV. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on From 8-K dated August 19, 2003).

10.3	Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 25, 2000).

10.4	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated May 23, 2001).

10.5	Amendment to the Golden Telecom, Inc. 1999 Equity Participation Plan. (Incorporated by reference to the Company’s definitive proxy statement on Form DEF-14A dated April 27, 2007).

10.6	Form of Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

10.7(a)	Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 22, 2005).

10.7(b)	Amendment to the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 12, 2005).

10.8(a)	Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 22, 2005).

10.8(b)	Amended Form of Award Agreement under the Golden Telecom, Inc. 2005 Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 12, 2005).

10.9	EDN Sovintel 2005 Stock Appreciation Rights Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 22, 2005).

10.10	Form of Award Agreement under the EDN Sovintel 2005 Stock Appreciation Bonus Rights Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 22, 2005).

10.11	Employment Agreement between Golden Telecom, Inc. and Jean-Pierre Vandromme, Chief Executive Officer. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated July 18, 2005).

10.13(a)	Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit
10.13(b)	Amendment No. 1 to Employment Agreement between Golden TeleServices, Inc. and Alexander Vinogradov, President. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 24, 2005).

10.14	Employment Agreement between Golden Telecom, Inc. and Boris Svetlichny, Senior Vice-President, Chief Financial Officer and Treasurer. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2006).

10.15	Employment agreement between Golden Telecom, Inc. and Ilya Smirnov, Vice President, General Counsel and Corporate Secretary. (Incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.16*	Schedule of Compensation Arrangements with Directors.

10.17	Facility Agreement, dated January 25, 2007, entered into by Golden Telecom, Inc., GTS Finance, Inc., and EDN Sovintel LLC with Lenders, Citibank N.A. London Branch and ING Bank N.W. as mandated lead arrangers and Citibank International plc as agent. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 25, 2007) as amended on March 22, 2007 and November 21, 2007 and incorporated by reference to Exhibits 10.1 to the Company’s current reports on Form 8-K dated March 22, 2007 and November 20, 2007, respectively.

10.18	Stock Purchase Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, Golden Telecom, Inc., Inure Enterprises Ltd., and Rambert Management Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 22, 2007).

10.19	Registration Rights Agreement, dated as of February 22, 2007, by and between Golden Telecom, Inc. and Inure Enterprises Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 22, 2007).

10.20*	Shareholders’ Agreement, dated as of February 22, 2007, by and among EDN Sovintel LLC, SFMT-CIS, Inc., Inure Enterprises Ltd., and ZAO Cortec and as amended on December 11, 2007.

10.21	Agreement and Plan of Merger, dated as of December 21, 2007, by and among the Company, VimpelCom Finance B.V. and Lillian Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated December 21, 2007).

10.22	Subordination Deed dated February 28, 2008 among the Company, Open Joint Stock Company “Vimpel-Communications” and Citibank International Plc as agent (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 29, 2008)

21.1*	List of subsidiaries of Golden Telecom, Inc.

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.